Form 10-Q
period 1999-09-30
CIRCOR INTERNATIONAL INC
filed 1999-12-02
CIK 1091883

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the transition period from _______ to ________


                         Commission file number    1-14962


                           CIRCOR INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     04-3477276
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

         35 CORPORATE DRIVE, BURLINGTON, MA              01803-4230
        (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (781) 270-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes        No   X (1)
                      ------    ------

There were 13,236,877 shares of common stock outstanding as of November 19, 1999.





--------------
(1)The registrant has been subject to such filing requirements since October 18, 1999, less than 90 days.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           CIRCOR International, Inc.
                             Combined Balance Sheets
                                 (IN THOUSANDS)


                                              September 30, 1999    June 30, 1999
Assets                                            (Unaudited)         (Audited)

Current assets:
  Cash and cash equivalents                        $  4,311            $  6,714
  Short-term Investments                              1,097                   -
  Accounts receivable, net of allowances
     of $2,756 in September, 1999
     and $2,949 in June, 1999                        55,497              49,857

  Inventories:
     Raw materials                                   43,875              45,098
     Work in process                                 28,617              23,087
     Finished goods                                  36,840              40,725
                                                    -------             -------
       Total inventories                            109,332             108,910
                                                    -------             -------

  Deferred income taxes                              11,955              11,919
  Prepaid expenses and other
    current assets                                    5,091               6,817
                                                    -------             -------

     Total current assets                           187,283             184,217
                                                    -------             -------

Property, plant and equipment, at cost              147,222             143,877
  Accumulated depreciation                          (69,837)            (67,195)
                                                    -------             -------
    Property, plant and equipment, net               77,385              76,682
                                                    -------             -------

Goodwill, net of accumulated amortization of
   $11,077 in September, 1999 and
   $10,353 in June, 1999                             96,524              96,900
Other assets                                          4,426               4,571
                                                    -------             -------

Total assets                                       $365,618            $362,370
                                                    =======             =======



The accompanying notes are an integral part of the combined financial statements.

                           CIRCOR International, Inc.
                             Combined Balance Sheets
                                 (IN THOUSANDS)


                                         September 30, 1999   June 30, 1999
LIABILITIES AND SHAREHOLDER'S EQUITY         (Unaudited)       (Audited)

Current liabilities:
  Accounts payable                          $ 20,568           $ 25,543
  Accrued expenses and other current
    liabilities                               18,431             19,448
  Accrued compensation and benefits            4,376              5,705
  Income taxes payable                         2,786              3,275
  Current portion of long-term debt            5,548              4,178
                                             -------            -------

     Total current liabilities                51,709             58,149
                                             -------            -------

Long-term debt, net of current portion        21,847             22,404
Deferred income taxes                         10,780             10,766
Other non-current liabilities                  7,366              7,675
Minority interest                              4,102              4,120
                                            --------           --------

Shareholder's equity:
  Shareholder's equity                       269,946            259,947
  Accumulated other comprehensive income        (132)              (691)
                                            --------           --------

     Total shareholder's equity              269,814            259,256
                                             -------            -------

Total liabilities and
    shareholder's equity                    $365,618           $362,370
                                             =======            =======




The accompanying notes are an integral part of the combined financial statements.

                           CIRCOR International, Inc.
                        Combined Statements of Operations
                                   (Unaudited)
                                 (IN THOUSANDS)


                                               For the three months ended
                                         September 30, 1999    September 30, 1998

Net revenues                                  $ 77,713              $ 80,997
Cost of revenues                                54,574                55,167
                                                ------                ------

  Gross profit                                  23,139                25,830

Selling, general and administrative
  expenses                                      17,726                17,580
                                                ------                ------

Income from operations                           5,413                 8,250

Other (income) expense:
  Interest income                                  (22)                  (86)
  Interest expense                               2,154                 1,987
  Other (income) expense, net                      317                   (70)
                                                ------                ------
Total other (income) expense                     2,449                 1,831
                                                ------                ------

Income before income taxes                       2,964                 6,419

Provision for income taxes                       1,276                 2,713
                                               -------                ------

Net income                                     $ 1,688               $ 3,706
                                                ======                ======



The accompanying notes are an integral part of the combined financial statements.

                           CIRCOR International, Inc.
                        Combined Statements of Cash Flows
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                 For the three months ended
                                                          SEPTEMBER 30, 1999      SEPTEMBER 30, 1998

Cash flows from operating activities:
   Net income                                                    $  1,688             $ 3,706
   Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
       Depreciation                                                 2,707               2,214
       Amortization                                                   779                 664
       (Gain) loss on disposal of equipment                           (33)                  7
    Change in operating assets & liabilities,
    net of effects from business acquisitions:
       Accounts receivable                                         (5,140)               (145)
       Inventories                                                   (203)                797
       Deferred income taxes                                            1                 105
       Prepaid expenses and current assets                          2,455                 678
       Accounts payable                                            (5,271)            (10,684)
       Income taxes payable                                        (1,047)               (740)
       Accrued expenses and other liabilities                      (2,746)             (1,241)
                                                                  -------              ------ -
     Net cash (used) by operating activities                       (6,810)             (4,639)
                                                                  -------              -------
Cash flows from investing activities:
   Additions to property, plant and equipment                      (3,262)               (907)
   Proceeds from sale of assets                                        45               1,005
   Increase in other assets                                          (335)                  -
   Business acquisitions, net of cash acquired                          -             (64,190)
   Net change in short-term investments                            (1,075)                  -
                                                                  -------              -------
     Net cash (used) by investing activities                       (4,627)            (64,092)
                                                                  -------              ------
Cash flows from financing activities:
   Proceeds from long-term borrowings                               1,332               1,588
   Payments of long-term debt                                        (811)             (3,013)
   Net intercompany activity with Watts Industries, Inc.            8,311              70,969
                                                                  -------              ------
     Net cash by financing activities                               8,832              69,544
                                                                  -------              ------
Effect of exchange rate changes on cash and
  cash equivalent                                                     202                 515
                                                                  -------              ------

Net increase (decrease) in cash and cash equivalents               (2,403)              1,328
Cash and cash equivalents at beginning of period                    6,714               6,241
                                                                  -------              ------
Cash and cash equivalents at end of period                       $  4,311             $ 7,569
                                                                  =======              ======



The accompanying notes are an integral part of the combined financial statements.

                           CIRCOR International, Inc.
                     Notes to Combined Financial Statements
                               September 30, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

On December 15, 1998 the Board of Directors of Watts Industries, Inc. ("Watts") approved a plan to spin off its industrial, oil and gas businesses as an independent, publicly-traded company through a distribution to its shareholders of all of the outstanding shares of CIRCOR International, Inc. CIRCOR owns the assets and assumed the liabilities of Watts' industrial, oil and gas businesses. The distribution was completed on October 18, 1999, after the appropriate approvals of third parties and the receipt of a private letter ruling from the Internal Revenue Service that the receipt of the Company shares by Watts' shareholders would be tax-free and that no gain or loss would be recognized by Watts or Watts' shareholders on the distribution. However, Watts' shareholders would be subject to tax on gains attributable to cash received in lieu of fractional shares.

Prior to the distribution, CIRCOR obtained an unsecured credit facility which is intended to provide sufficient liquidity for the Company's current funding needs. The unsecured credit facility has a four-year term.

In addition, CIRCOR and Watts entered into several agreements providing for the separation of the companies and governing various relationships between CIRCOR and Watts, including a Distribution Agreement, Supply Agreement, and Tradename License Agreement.

The accompanying unaudited combined financial statements include the accounts of CIRCOR International, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the combined financial statements and footnotes included in the Form 10 of CIRCOR International, Inc. (the "Company") for the year ended June 30, 1999.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. The Company will adopt the calendar year as its fiscal year beginning January 1, 2000. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the "six month" short year ending December 31, 1999.


NOTE 2 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issues SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS 133 no later than January 1, 2001. Its impact on the combined financial statements is still being evaluated, but it is not expected to be material.

NOTE 3 - SEGMENT INFORMATION

The following table presents certain operating segment information:


                                                 (IN THOUSANDS)

                             Instrumentation &
                             Fluid Regulation     Petrochemical
                                  Products           Products      Corporate      Total
                                  --------           --------      ---------      -----
Three months ended
September 30, 1999

  Net revenue                      $41,436            $36,277       $     -        $77,713
  Operating income (loss)            3,863              3,258        (1,708)         5,413

Three months ended
September 30, 1998

  Net revenue                      $40,304            $40,693       $     -        $80,997
  Operating income (loss)            5,319              4,449        (1,518)         8,250


The above operating segments are presented on a basis consistent with the presentation included in the Company's June 30, 1999 financial statements. There have been no material changes in the identifiable assets of the individual segments since June 30, 1999.


NOTE 4 - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components in the Financial statements. The Company's other comprehensive income consists solely of cumulative translation adjustments. The Company does not provide U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three months ended September 30, 1999 and 1998 were as follows:


                                                         (IN THOUSANDS)

                                                       1999            1998
                                                       ----            ----

         Net income                                    $1,688        $3,706
         Foreign currency translation adjustments         559           920
                                                       ------        ------
           Total comprehensive income                  $2,247        $4,626
                                                       ======        ======


NOTE 5 - CONTINGENCIES AND ENVIRONMENTAL REMEDIATION

CONTINGENCIES

The Company has lawsuits and proceedings or claims arising from the ordinary course of business pending or threatened. The Company has established reserves which management presently believes are adequate in light of probable and estimable exposure to the pending or threatened litigation of which it has knowledge. Such contingencies are not expected to have a material effect on financial position, results of operations, or liquidity of the Company.

ENVIRONMENTAL REMEDIATION

The Company has been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. The Company's accrued estimated environmental liabilities are based on assumptions which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available. The Company estimates that its accrued environmental remediation liabilities will likely be paid over the next five to ten years. Such environmental remediation contingencies are not expected to have a material effect on the financial position, results of operation, or liquidity of the Company.

                           CIRCOR International, Inc.
              Unaudited Pro Forma Condensed Combined Balance Sheet
                               September 30, 1999
                                 (IN THOUSANDS)


                                                               Pro Forma
                                              Historical      Adjustments      Pro Forma
                                              ----------      -----------      ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  4,311         $      -         $  4,311
  Short-term investments                         1,097                -            1,097
  Accounts receivable, net                      55,497                -           55,497
  Inventories, net                             109,332                -          109,332
  Other assets                                  17,046                -           17,046
                                              --------                          --------

  TOTAL CURRENT ASSETS                         187,283                -          187,283

Property, plant and equipment, net              77,385                -           77,385
Goodwill, net                                   96,524                -           96,524
Other assets                                     4,426                -            4,426
                                               -------          -------          -------

  TOTAL ASSETS                                $365,618         $      -         $365,618
                                               =======          =======         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                            $ 20,568         $      -         $ 20,568
  Accrued expenses and other current
    liabilities                                 22,807                -           22,807
  Income taxes payable                           2,786                -            2,786
  Current portion of long-term debt              5,548                -            5,548
                                               -------          -------          -------

  TOTAL CURRENT LIABILITIES                     51,709                -           51,709

Long term debt, net of current portion          21,847           96,000 (a)      117,847
Deferred income taxes                           10,780                -           10,780
Other non-current liabilities                   11,468                -           11,468

SHAREHOLDER'S EQUITY
  Common stock                                       -              132              132
  Additional paid-in capital                         -          173,814(a)       173,814
  Accumulated other comprehensive income          (132)               -             (132)
  Shareholder's Equity                         269,946         (269,946)               -
                                              --------         --------         --------

    TOTAL SHAREHOLDER'S EQUITY                 269,814          (96,000)         170,737
                                              --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDER'S
  EQUITY                                      $365,618         $      -         $365,618
                                              ========         ========         ========


                           CIRCOR International, Inc.
              Unaudited Pro Forma Combined Statement of Operations
                    For Three Months Ended September 30, 1999
                       (IN THOUSAND EXCEPT PER SHARE DATA)


                                                        Pro Forma
                                          Historical   Adjustments     Pro Forma
                                          ----------   -----------     ---------

Net revenues                              $ 77,713      $      -        $ 77,713
Cost of revenues                            54,574             -          54,574
                                          --------      --------        --------

  GROSS PROFIT                              23,139             -          23,139

Selling, general and administrative
  expenses                                  17,726            51 (b)      17,777
                                          --------      --------        --------

  INCOME FROM OPERATIONS                     5,413           (51)          5,362

Other (income) expense:
  Interest income                              (22)            -             (22)
  Interest expense                           2,154           269 (c)       2,423
  Other expense, net                           317             -             317
                                          --------      --------        --------

Income before income taxes                   2,964          (320)          2,644
Provision for income taxes                   1,276          (128)(d)       1,276
                                          --------      --------        --------

  NET INCOME                              $  1,688      $   (192)       $  1,496
                                          ========      ========        ========

Net income per share-basic (e)            $    .13      $   (.02)       $    .11
                                          ========      ========        ========

Net income per share-diluted (e)          $    .13      $   (.02)       $    .11
                                          ========      ========        ========


                           CIRCOR International, Inc.
           Notes to Unaudited Pro Forma Combined Financial Information
                               September 30, 1999





Note (a) To record a $96.0 million payment made to Watts by CIRCOR on October 18, 1999, which settled all inter-company loans and advances. The net debt allocated to CIRCOR and included in the Combined Balance Sheet amounted to $99.1 million at September 30, 1999.

Note (b) To record estimated additional administrative expenses that would have been incurred by CIRCOR as a publicly held, independent company. CIRCOR would have incurred additional compensation and related costs for employees to perform functions that have been performed at Watts' corporate headquarters (i.e., treasury, investor relations, regulator compliance and risk management). CIRCOR would have also incurred additional amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities. Approximately $51,000 of such incremental costs are expected above the $1,533,000 of general and administrative expenses allocated from Watts.

Note (c) Historical interest expense includes $1,594,000 of interest expense allocated from Watts to CIRCOR. Pro forma interest expense includes $1,863,000 of interest expense on borrowings under the CIRCOR credit facility and from the issuance of senior unsecured notes. The borrowings under the CIRCOR credit facility and senior unsecured notes are assumed to bear an annualized interest rate, including amortization of related fees, of 7.3%, which is management's estimate of the currently available rate for borrowings under comparable credit facilities. The interest rates applicable to borrowings under the CIRCOR credit facility will continue to be subject to changes in the general financial markets interest rates. The historical allocation of Watts' interest expense was based on Watts' weighted average interest rate applied to the average balance of investments by and advances from Watts to CIRCOR.

Note (d)     To record income tax benefits attributable to adjustments
             (b) and (c) at a combined federal and state rate of 40%.

Note (e) Pro forma earnings per share information is based upon the weighted average number of common and common equivalent shares used by Watts to determine its earnings per share for the respective periods, adjusted in accordance with the distribution ratio (one share of CIRCOR Common Stock for every two shares of Watts Common Stock held). The pro forma number of common and common equivalent shares for the period ended September 30, 1999 are 13,223,968 for basic and 13,262,706 for diluted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

CIRCOR was incorporated in July 1999 as a wholly-owned subsidiary of Watts Industries, Inc. On October 18, 1999, Watts transferred to CIRCOR the Instrumentation and Fluid Regulation Products Group and The Petrochemical Products Group. On that date, Watts distributed to its stockholders, in the form of a dividend, all of the outstanding shares of capital stock of CIRCOR (the "Distribution").

CIRCOR will adopt the calendar year as its fiscal year beginning January 1, 2000. Therefore, the six-month period from July 1, 1999 to December 31, 1999, will be a transitional or "short" period.

The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the three months ended September 30, 1999 and September 30, 1998:


                                                                       Percentage Increase (Decrease)
                               Items as a percentage of net revenues             Year-to-Year
                               -------------------------------------   ------------------------------
                                 Three months ended September 30,      September 30, 1999 versus
                                    1999                1998                 September 30, 1998
                               --------------     ---------------        ----------------------------

   Net revenues                     100.0%            100.0%                         (4.1%)
   Cost of revenues                  70.3%             68.1%                         (1.1%)
                                    -----             -----
     Gross margin                    29.7%             31.9%                        (10.4%)
     Selling, general and
     administrative expenses         22.8%             21.7%                           .8%
                                    -----             -----
   Income from operations             6.9%             10.2%                        (34.4%)
   Other (income) expense:
     Net interest (income)
       expense                        2.7%              2.4%                          7.3%
     Other (income) expense,
       net                             .4%              (.1%)                         NMF
                                    -----              ----
   Income before income tax
     provisions                       3.8%              7.9%                        (53.3%)
   Income tax provisions              1.6%              3.3%                        (53.3%)
                                    -----             -----
   Net income                         2.2%              4.6%                        (54.5%)
                                    =====             =====


NMF: Not meaningful


Net revenues for the three months ended September 30, 1999 decreased by $3.3 million, or 4.1%, from $81.0 million to $77.7 million compared to the same period last year. The decrease in net revenues is attributable to the following factors:


                                         (IN THOUSANDS)
         Acquisitions                       $ 2,559
         Operations                          (4,984)
         Foreign Exchange                      (859)
                                            --------
                  Total Decrease            $(3,284)
                                            --------
                                            --------


The decrease in net revenues from operations and foreign exchange was partially offset by the inclusion of revenues of acquired businesses including SSI Equipment, Inc., a Canadian manufacturer of strainers for industrial and petrochemical applications and GO Regulator, Inc., a producer of regulators for the instrumentation market located in San Dimas, California, which were acquired since September 30, 1998. The decrease in net revenues from operations is primarily attributable to decrease in unit shipments of both domestic and international oil and gas valves. As has been the situation for the previous two quarters, revenues of these products have been adversely affected by the reduced demand for products used in petrochemical facility projects and in maintenance programs, all of which have been caused by reduced energy prices during most of calendar year 1998 and continued during the first half of 1999. Recently, energy prices have increased and, historically, when this has occurred for a sustained period of time, maintenance programs become more active by the petrochemical operators followed by increased capital spending on facility projects. The impact of foreign exchange was due primarily to the strength of the dollar to the Italian lire. International business accounted for approximately 27% of net revenues during the quarter compared to 29% for the first fiscal quarter of last fiscal year.

CIRCOR monitors its revenues in two segments: Instrumentation and Fluid Regulation Products and Petrochemical Products. The Instrumentation and Fluid Regulation Products segment accounted for approximately 53.3% of net revenues during the quarter compared to 49.8% for the comparable quarter of last fiscal year. The Petrochemical Products segment accounted for approximately 46.7% of net revenues during the quarter compared to 50.2% for the comparable quarter of last fiscal year.

CIRCOR's revenues in these segments for fiscal quarters ended September 30, 1999 and 1998, respectively, were as follows:


                                                              (IN THOUSANDS)
                                                            FISCAL QUARTER ENDED
                                                ----------------------------------------
                                                SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                ------------------    ------------------
         Instrumentation & Fluid Regulation            $41,436             $40,304
         Petrochemical                                  36,277              40,693
                                                       -------             -------
                                                       $77,713             $80,997
                                                       =======             =======


The increase in net revenues in the Instrumentation and Fluid Regulation segment was caused primarily by the acquisition of GO Regulator, Inc. The decrease in net revenues in the Petrochemical segment reflected weakness in both domestic and international markets partially offset by the acquisition of SSI Equipment, Inc. Revenue decreases in the domestic markets were caused primarily by reduced orders for maintenance programs. Revenue decreases in international markets were caused primarily by reductions of orders for major capital projects within the petrochemical markets served. CIRCOR's net revenues were also adversely impacted by a change in foreign exchange rates primarily associated with the Italian lire.

CIRCOR's gross profit decreased by nearly $2.7 million, or 10.4% to $23.1 million for the quarter ended September 30, 1999 and gross margin decreased from 31.9% to 29.7% when compared to the same quarter last year. Gross profit was adversely affected by start-up costs of the new factory in Spartanburg, South Carolina and relocation costs of the Hoke Cresskill, New Jersey plant, which was closed, of approximately $1.7 million. In addition, gross profit was adversely affected by competitive pricing pressures, especially in the petrochemical markets. Lower energy prices during most of the year reduced demand for petrochemical products, thereby decreasing unit pricing. The reduced demand also lowered manufacturing levels creating unfavorable overhead absorption of fixed manufacturing costs, thereby decreasing gross margins during the quarter.

Selling, general and administrative expenses increased $146 thousand to $17.7 million for the quarter ended September 30, 1999 compared to the same quarter last year. CIRCOR had reduced selling, general and administrative expenses as revenues decreased but savings were more than offset with certain costs associated with the Company's transition to an independent public company. The impact of these costs was approximately $700 thousand.

CIRCOR's operating income by segment for the fiscal quarters ended September 30, 1999 and September 30, 1998 were as follows:


                                                              (IN THOUSANDS)
                                                           FISCAL QUARTER ENDED
                                                 ---------------------------------------
                                                 SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                 ------------------   ------------------
         Instrumentation & Fluid Regulation            $3,863               $5,319
         Petrochemical                                  3,258                4,449
         Corporate                                     (1,708)              (1,518)
                                                       ------               ------
                                                       $5,413               $8,250
                                                       ======               ======


The decrease in operating income in the Instrumentation and Fluid Regulation Products segment is attributable to the start-up costs of the Spartanburg, South Carolina plant and relocation costs of the Cresskill, New Jersey plant. The decrease in the operating income in the

Petrochemical Products segment reflects lower volume in net revenues primarily attributable to decreased orders for petrochemical facility projects and for maintenance programs as the result of lower world market prices for crude oil.

The increase in other net non-operating expenses consisted primarily of realized and unrealized foreign exchange net losses principally attributable to the strengthening of the US dollar against the Italian lire.

The effective tax rate for the quarter was 43.0% compared to 42.3% for last year's quarter, reflecting increased earnings in foreign jurisdictions with higher tax rates.

Net income decreased $2.0 million to nearly $1.7 million or $.13 per share compared to last year's quarter of $3.7 million or $.27 per share. This decrease is primarily attributable to the factors discussed above.

FINANCIAL CONDITION

During the three-month period ended September 30, 1999, the Company used $6.8 million of cash flow from operating activities principally to fund accounts receivable and accounts payable, and, used $4.6 million of cash in investing activities principally to purchase $3.2 million of capital equipment. Capital expenditures were primarily for manufacturing machinery and equipment to consolidate and improve manufacturing operations. The Company's capital expenditure budget for the six months ending December 31, 1999 is $4.5 million.

During the three-month period, CIRCOR had access to its former parent's, Watts Industries, line of credit. This continued until October 17, 1999. Watts Industries spun-off CIRCOR as an independent Company on October 18, 1999.

In anticipation of the spin-off from Watts, CIRCOR (i) successfully negotiated with ING (U.S.) Capital LLC, BankBoston, N.A., First Union National Bank, and Citizens Bank for a $75.0 million unsecured credit facility, and, (ii) negotiated with institutional investors consisting of eleven insurance companies for $75.0 million senior unsecured notes. At the date of the spin-off, ING (U.S.) Capital LLC provided CIRCOR with a $35.0 million bridge loan until the final terms and conditions on the unsecured notes were completed, which occurred the following day.

The proceeds from the unsecured credit facility and senior unsecured notes were used to pay Watts for CIRCOR's assigned portion of Watts' long-term debt of $96.0 million, refinancing of existing CIRCOR debt of $8.6 million and various debt financing fees amounting to $1.5 million. Subsequent to these transactions, CIRCOR had $43.9 million available from the unsecured credit facility.

Also, to fulfill a representation made to the Internal Revenue Service as part of the application for the tax-free treatment of the spin-off, CIRCOR intends to engage in a subsequent public offering of approximately $35.0 million of common stock within one year after the spin-off. The timing, completion and size of the subsequent public offering will be subject to various market conditions. The Company intends to use the proceeds from the subsequent public offering and availability from the unsecured line of credit to fund future acquisitions.

The ratio of current assets to current liabilities at September 30, 1999 was 3.6 to 1 compared to 3.2 to 1 at June 30, 1999. Cash, cash equivalents and short-term investments were $5.4 million at September 30, 1999 compared to $6.7 million at June 30, 1999. Debt as a percentage of total capital employed was 42.6% at September 30, 1999 compared to 40.7% at June 30, 1999. At September 30, 1999, CIRCOR was in compliance with all covenants related to existing debt.

CIRCOR anticipates that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures over the next 24 months.

CIRCOR, from time-to-time, is involved with product liability, environmental proceedings and other litigation proceedings and incurs costs on an ongoing basis related to these matters. CIRCOR has not incurred material expenditures in the three-month period ending September 30, 1999 in connection with any of these matters. See Note 5, Commitments and Environmental Remediation.

NEW ACCOUNTING STANDARDS

See Note 2 in the Company's combined financial statements for a discussion of recently issued accounting standards.

YEAR 2000 ISSUE

CIRCOR has developed a comprehensive program to address its potential exposure to the Year 2000 issue. CIRCOR manages the program by having each subsidiary and operating unit identify their own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the program across CIRCOR.

A significant portion of CIRCOR's Year 2000 issues relative to its information technology systems have been addressed as part of a CIRCOR-wide initiative to upgrade and replace its information systems, which began in fiscal 1997. At September 30, 1999, nearly all of CIRCOR's critical information technology systems have been replaced or upgraded and are Year 2000 compliant.

Assessments and remediation activities for non-information technology systems, including manufacturing equipment, have been completed.

CIRCOR has identified its critical vendors, suppliers of information processing services, customers, financial institutions and other vendors and surveyed their Year 2000 remediation efforts. Those determined not to be Year 2000 compliant have been replaced with vendors who are Year 2000 compliant. The vendor survey and review process is complete. The cost of the program was immaterial. CIRCOR did not utilize any independent verification processes to confirm that these vendor responses were reliable, however, CIRCOR purchasing department personnel communicate regularly with critical vendors. This communication includes Year 2000 compliance confirmation.

CIRCOR considers less than ten of its vendors critical and has developed contingency plans for those vendors. Critical vendors supply CIRCOR with base raw materials and certain component parts. Contingency plans include increasing levels of on-site and consigned inventory. Additionally, raw materials are readily available and most can be supplied by a number of alternative vendors who are Year 2000 compliant. These contingency plans for vendors are complete.

CIRCOR's operations depend on infrastructure in a number of foreign countries in which it operates, and, therefore, a failure of any of those infrastructures could adversely affect its operations. CIRCOR's most significant foreign markets are Canada, China, Germany, Italy and the United Kingdom. In these countries, CIRCOR is not aware of any significant weaknesses in their infrastructure.

CIRCOR continues to develop detailed contingency plans to deal with unexpected Year 2000 issues, which may occur. These plans include the identification of appropriate resources and response teams. Individual business managers at each of CIRCOR's subsidiaries and operating units are responsible to ensure their business functions continue to operate normally. While the specifics vary by operation, the general contingency planning strategies include: increasing the on-hand supply of raw materials and finished goods; identifying alternate suppliers of raw materials; ensuring key personnel (both business and technical) are physically on-site; backing up critical systems just before year-end; and identifying alternative methods of doing business with customers as necessary. CIRCOR has completed its contingency plans for Year 2000 compliance.

Despite CIRCOR's comprehensive program, CIRCOR cannot be certain that issues will not develop or events occur that could have material adverse affects on CIRCOR's financial condition or results of operations. Nevertheless, CIRCOR does not expect any material adverse affect from Year 2000 failure. CIRCOR's Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worst-case scenario is that a short-term disruption will occur with a small number of customers or suppliers requiring an appropriate response.

Expenditures to date, consisting of spending for this program and related capital items, amounted to approximately $5.4 million.

CONVERSION TO EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro has affected CIRCOR since the Company has manufacturing and distribution facilities in several of the member countries which have adopted the Euro. At this time, CIRCOR has not and is not anticipating that any significant costs will be incurred due to the conversion to the Euro.

FACTORS AFFECTING FUTURE RESULTS

Certain statements contained herein are forward looking. The Company's future operating results are difficult to predict and may be affected by a number of factors including loss of market share through competition; competitive pricing pressures; ability to develop and market new products; changes in the instrumentation, fluid regulation and petrochemical markets; changes in demand for the Company's products; fluctuations in manufacturing yields; insufficient or excess manufacturing capacity; the amount of product booked and shipped within a quarter; changes in product mix; fluctuating economic conditions in markets where the Company's products are manufactured or sold; interest rates; foreign exchange fluctuations; ability to integrate manufacturing and other operating entities; changes in commodity prices especially stainless steel, cast iron and carbon steel; integrations of future acquisitions; and, other factors discussed in the Company's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PRODUCT LIABILITIES

Leslie Controls, Inc. and Spence Engineering Company, both subsidiaries of CIRCOR, are third-party defendants in 314 civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. These cases are part of a significant number of maritime asbestos cases filed in this court against multiple defendants. The ship owner defendants' third-party claims in the Leslie and Spence cases typically involve 20-30 third-party defendants. The claims against Leslie and Spence assert that the gaskets in metal valves supplied by Leslie and Spence contained asbestos which contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, only two cases involving Leslie have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence. Although new cases continue to be filed against the defendant ship owners, third-party claims against Leslie or Spence have not been filed since 1996.

Leslie and its insurers are in dispute over payment of approximately $560,000 in legal fees incurred to defend these cases through 1994. The dispute resulted from a gap in Leslie's insurance coverage from 1965 to 1973, and discussions regarding the $560,000 payment are ongoing.

CIRCOR has established total reserves of $1.7 million for all of the maritime asbestos claims discussed above, including $560,000 relating to the claims disputed by our insurance carriers, and the Company does not believe it is reasonably likely that losses could occur in excess of the amounts accrued. The Company has not recorded any probable third-party recoveries on these claims that it may receive from insurance carriers and previous owners of Leslie Control.

ENVIRONMENTAL REMEDIATION

CIRCOR is currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as "PRPs". Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, the Company has been allocated 0.75% of the remediation costs, an amount which is not material. With respect to the Combe Landfill, the Company has settled its Federal Government's claim for an amount which is immaterial, and anticipates settling with the State of New Jersey for an amount not greater than that paid to the Federal Government. In addition, CIRCOR is involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, the Company has the right to indemnification from third parties. Based on currently available information, management believes that its share of remediation costs at these sites will not be material.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In July 1999, the Company issued and sold 100 shares of common stock to Webster Valve, Inc., which is an indirectly wholly owned subsidiary of Watts Industries, Inc., at a purchase price of $.01 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The sole stockholder of the Company voted by written consent in lieu of a special joint meeting of directors and the stockholder on August 6, 1999 (the "August Consent") and the September 16, 1999 (the "September Consent").

         As described in the next paragraph, pursuant to the August Consent, the Company's sole stockholder approved the appointment of the Company's current directors, David A. Bloss, Sr., Timothy P. Horne, Dewain K. Cross, David F. Dietz, P.C. and Daniel J. Murphy, III.

         Pursuant to the September Consent, the Company's stockholder approved the Company's Amended and Restated Certificate of Incorporation, the Company's Amended and Restated By-laws and the Company's 1999 Stock Option and Incentive Plan.

         Each of such consents was unanimous with 100 votes cast for, zero votes cast against, no votes withheld, no abstentions and no broker non-votes. The foregoing results were the same for each of the directors.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)      Exhibits

       3.1 The Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, Registration No. 000-26962, filed with the Securities and Exchange Commission on August 6, 1999 ("Form 10").

       3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form 10.

       27      Financial Data Schedule is filed herewith as Exhibit 27.


(b) Reports on Form 8-K during the quarter ended September 30, 1999. The registrant did not file any Current Reports on Form 8-K during the three month period ended September 30, 1999.

                           CIRCOR International, Inc.
                               September 30, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CIRCOR INTERNATIONAL, INC.



  DECEMBER 2, 1999               /S/ DAVID A. BLOSS, SR.                    .
---------------------------      -------------------------------------------
Date                             David A. Bloss, Sr.
                                 Chairman, President and Chief Executive Officer



  DECEMBER 2, 1999               /S/ COSMO S. TRAPANI                       .
---------------------------      -------------------------------------------
Date                             Cosmo S. Trapani
                                 Senior Vice President, Chief Financial Officer
                                 And Treasurer
                                 Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

EXHIBIT NO.       DESCRIPTION

3.1               Amended and Restated Certificate of Incorporation. (1)

3.2               Amended and Restated By-Laws. (2)

27                Financial Data Schedule*

(1) Incorporated by reference to the Exhibit 3.1 to the Company's Registration Statement on Form 10, Registration No. 000-26962, filed with the Securities and Exchange Commission on August 6, 1999 ("Form 10").

(2)      Incorporated by reference to Exhibit 3.2 to the Form 10.

-----------------------
*Filed herewith.