Form 10-Q/A
period 1999-09-30
CIRCOR INTERNATIONAL INC
filed 1999-12-17
CIK 1091883

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-Q/A


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

                           CIRCOR International, Inc.
              Unaudited Pro Forma Condensed Combined Balance Sheet
                               September 30, 1999
                                 (IN THOUSANDS)



                                                               Pro Forma
                                              Historical      Adjustments      Pro Forma
                                              ----------      -----------      ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  4,311         $      -         $  4,311
  Short-term investments                         1,097                -            1,097
  Accounts receivable, net                      55,497                -           55,497
  Inventories, net                             109,332                -          109,332
  Other assets                                  17,046                -           17,046
                                              --------                          --------

  TOTAL CURRENT ASSETS                         187,283                -          187,283

Property, plant and equipment, net              77,385                -           77,385
Goodwill, net                                   96,524                -           96,524
Other assets                                     4,426                -            4,426
                                               -------          -------          -------

  TOTAL ASSETS                                $365,618         $      -         $365,618
                                               =======          =======         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                            $ 20,568         $      -         $ 20,568
  Accrued expenses and other current
    liabilities                                 22,807                -           22,807
  Income taxes payable                           2,786                -            2,786
  Current portion of long-term debt              5,548                -            5,548
                                               -------          -------          -------

  TOTAL CURRENT LIABILITIES                     51,709                -           51,709

Long term debt, net of current portion          21,847           96,000 (a)      117,847
Deferred income taxes                           10,780                -           10,780
Other non-current liabilities                   11,468                -           11,468

SHAREHOLDER'S EQUITY
  Common stock                                       -              132              132
  Additional paid-in capital                         -          173,814 (a)      173,814
  Accumulated other comprehensive income          (132)               -             (132)
  Shareholder's Equity                         269,946         (269,946)               -
                                              --------         --------         --------

    TOTAL SHAREHOLDER'S EQUITY                 269,814          (96,000)         173,814 (f)
                                              --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDER'S
  EQUITY                                      $365,618         $      -         $365,618
                                              ========         ========         ========


                           CIRCOR International, Inc.
              Unaudited Pro Forma Combined Statement of Operations
                    For Three Months Ended September 30, 1999
                       (IN THOUSAND EXCEPT PER SHARE DATA)



                                                        Pro Forma
                                          Historical   Adjustments     Pro Forma
                                          ----------   -----------     ---------

Net revenues                              $ 77,713      $      -        $ 77,713
Cost of revenues                            54,574             -          54,574
                                          --------      --------        --------

  GROSS PROFIT                              23,139             -          23,139

Selling, general and administrative
  expenses                                  17,726            51 (b)      17,777
                                          --------      --------        --------

  INCOME FROM OPERATIONS                     5,413           (51)          5,362

Other (income) expense:
  Interest income                              (22)            -             (22)
  Interest expense                           2,154           269 (c)       2,423
  Other expense, net                           317             -             317
                                          --------      --------        --------

Income before income taxes                   2,964          (320)          2,644
Provision for income taxes                   1,276          (128)(d)       1,148 (f)
                                          --------      --------        --------

  NET INCOME                              $  1,688      $   (192)       $  1,496
                                          ========      ========        ========

Net income per share-basic (e)            $    .13      $   (.02)       $    .11
                                          ========      ========        ========

Net income per share-diluted (e)          $    .13      $   (.02)       $    .11
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


Note (f) Amended to report the correct pro forma amounts. The total/extension amounts were incorrectly reported in the original 10-Q filed December 2, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CIRCOR INTERNATIONAL, INC.



  DECEMBER 17, 1999              /S/ DAVID A. BLOSS, SR.                    .
---------------------------      -------------------------------------------
Date                             David A. Bloss, Sr.
                                 Chairman, President and Chief Executive Officer



  DECEMBER 17, 1999              /S/ COSMO S. TRAPANI                       .
---------------------------      -------------------------------------------
Date                             Cosmo S. Trapani
                                 Senior Vice President, Chief Financial Officer
                                 And Treasurer
                                 Chief Financial and Accounting Officer