Form 10-K
period 1999-12-31
CIRCOR INTERNATIONAL INC
filed 2000-03-30
CIK 1091883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14962
                            ------------------------
                           CIRCOR INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     04-3477276
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

  35 CORPORATE DRIVE, BURLINGTON, MA                        01803-4230
    (Address of principal executive                         (Zip Code)
               offices)

    (Registrant's telephone number,                       (781) 270-1200
         including area code):

    Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------               ---------------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE
       PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 2000, was $196,071,240. As of March 17, 2000, there were 13,236,877 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates by reference certain portions of the information from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

GENERAL

    CIRCOR International, Inc. ("CIRCOR") designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas production, pipeline construction and maintenance; aerospace, military and commercial aircraft; pharmaceutical, medical and analytical equipment; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enables us to address our customers' unique fluid-control application needs. We have two major product groups: Instrumentation and Fluid Regulation Products and Petrochemical Products. For the six-month period ended December 31, 1999, we derived 53.8% of our net revenues from instrumentation and fluid regulation products and 46.2% from petrochemical products. International business accounted for approximately 29.1% of net revenues for the six-months ended December 31, 1999.

    On October 18, 1999, we became a publicly owned company via a tax-free distribution of our common stock to the shareholders of our former parent, Watts Industries, Inc. ("Watts"). A description of the spin-off and certain transactions with Watts is included in Note 3 of the Consolidated Financial Statements.

INSTRUMENTATION AND FLUID REGULATION PRODUCTS GROUP

    The Instrumentation and Fluid Regulation Products Group designs, manufactures and supplies valves and controls for diverse end-uses including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves and regulators. The Instrumentation and Fluid Regulation Products Group consists primarily of the following operations: Aerodyne Controls, Atkomatic Valve, Circle Seal Controls, Inc., GO Regulator, Inc., Hoke, Inc., Leslie
Controls, Inc., Nicholson Steam Trap, and Spence Engineering Company, Inc. The Instrumentation and Fluid Regulation Products Group had combined revenues of approximately $84.2 million for the six-months ended December 31, 1999.

    We entered the instrumentation valve market in October 1990 with the acquisition of Circle Seal based in Corona, California. Circle Seal designs and manufactures a broad range of valve products, including check valves, relief valves, solenoid valves, motor operated valves, regulators, plug valves, needle valves, control systems and manifolded valve solutions. Circle Seal specializes in providing custom solutions for applications requiring precise performance, quality and reliability. From its initial focus on the aerospace and military markets, Circle Seal has diversified into many other industrial markets where performance, quality and reliability attributes are most valued, such as medical, food processing, ultra high purity and fluid power.

    Since acquiring Circle Seal, we have acquired eight complementary instrumentation and fluid regulation businesses, including Aerodyne
(December 1997), Atkomatic (March 1998), Hoke (July 1998) and GO Regulator (April 1999). Aerodyne, based in Ronkonkoma, New York, manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Fluid Regulation Products Group. Atkomatic, formerly based in Indianapolis, Indiana, makes heavy-duty process solenoid valves for clean air, gases, liquids, steam, corrosive fluids and cryogenic fluids. In July 1998, we combined the Atkomatic product line with Circle Seal's administrative, manufacturing and distribution facilities in Corona, California. GO Regulator of San Dimas, California, offers a complete line of pneumatic pressure regulators for instrumentation, analytical and process applications, in addition to an emerging product line of regulators for the ultra high purity market, specialized cylinder valves and customized valves.

    We significantly expanded the breadth of our instrumentation valve product line with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke brought its leading line of Gyrolok-Registered Trademark- compression tube fittings as well as instrumentation ball valves, plug valves, metering valves and needle valves. Circle Seal and Hoke serve several common markets and their products are cross-marketed through their respective distribution channels. Furthermore, Hoke significantly expanded Circle Seal's geographic marketing and distribution capabilities outside of the U.S.

    We have had a long-standing presence in the steam industry, starting with the acquisition of Spence Engineering in 1984. Our steam product offering grew substantially with the acquisitions of Leslie Controls of Tampa, Florida and Nicholson Steam Trap of Wilkes Barre, Pennsylvania in 1989. Management believes that we have a very strong franchise in steam valve products, with both Leslie Controls and Spence Engineering having been in the steam pressure reduction business for over 75 years. Our steam valve products are used in municipal and institutional heating and air-conditioning applications, as well as in power plants, industrial processing and commercial and military maritime applications.

PETROCHEMICAL PRODUCTS GROUP

    The Petrochemical Products Group designs, manufactures and supplies flanged and threaded floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves, gate valves, pipeline closures and strainers for use in oil, gas and chemical processing and industrial applications. We believe that the Petrochemical Products Group is one of the top three producers of ball valves for the oil and gas market worldwide. The Petrochemical Products Group consists primarily of the following operations:
Contromatics Industrial Products, Eagle Check Valve, KF Industries, Inc., Pibiviesse S.p.A., Suzhou KF Valve Co., Ltd., SSI Equipment Inc. and Telford Valve and Specialties. The Petrochemical Products Group had combined revenues of approximately $72.2 million for the six-months ended December 31, 1999.

    We entered the petrochemical products market in 1978 with the formation of the industrial products division and its development of the floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries in July 1988, we expanded our product offerings to floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A., based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse's manufacturing capabilities include up through 60" diameter valves, including Class 2500 pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, Telford Valve was added to KF Industries. Telford Valve had been one of KF Industries' largest distributors and, with its acquisition, KF Industries increased its presence in Canada as well as introduced Telford Valve's products (check valves, pipeline closures, and specialty gate valves for use in industrial and oil and gas applications) through KF Industries' worldwide representative network. Telford Valve has also assumed the Canadian sales activities for other Petrochemical Products Group divisions to strengthen our overall presence in Canada. In January 1999, SSI Equipment was acquired and added a wide variety of strainers to the KF Industries product line. During 1999, the industrial product division of Watts was consolidated into the KF Industries facility in Oklahoma City, Oklahoma. The industrial products division consists of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp and paper and chemical processing applications.

    We also own 60% of Suzhou KF Valve Company, Ltd., ("SKVC") a joint venture located in Suzhou, Peoples Republic of China. Suzhou KF Valve manufactures carbon and stainless steel ball valves sizes 2" through 12" for our operations and SUFA, our joint venture partner, which is a valve company publicly-traded on the China Exchange. We sell products manufactured by SKVC to customers worldwide for oil and gas applications and outside the People's Republic of China for all industrial applications. SUFA has exclusive rights to sell SKVC products for all industrial (i.e., non-oil and gas) applications within the People's Republic of China.

INDUSTRY BACKGROUND / MARKET OVERVIEW

    OIL AND GAS AND PETROCHEMICAL MARKETS. The oil and gas and petrochemical markets include domestic and international oil and gas exploration, production, pipeline construction and maintenance, chemical processing and general industrial applications. Both KF Industries and Pibiviesse have positioned themselves favorably within the industry with major oil companies and major distributors of valve products. Also, on the project side of the business, where KF Industries and Pibiviesse deal directly with engineering firms who specify product purchases, many companies have specified KF Industries and Pibiviesse products in many applications.

    The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil and gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. When oil and gas prices rise, maintenance and repair activity normally increases and we benefit from increased demand for valve products.

    PROCESS AND POWER MARKETS. The industrial process markets use steam and other fluids for a variety of applications, including heating of facilities, production of hot water, heat tracing of external piping, heating of industrial processes, cleaning by laundries, food processing, cooking, sterilization, vulcanization, pulp making, textiles and other processes found across a wide range of industries.

    The power industry uses steam and other fluid-control products in the production of electric power. While some steam applications have been eliminated by the introduction of certain alternative methods, such as combined cycle units and portable peaking units, the use of steam in the generation of electrical power continues to prevail.

    AEROSPACE AND MILITARY MARKETS. The aerospace and military markets we serve include applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products are also used on commercial aircraft, smaller commuter and business aircraft, and space launch vehicles, space shuttles and satellites. Our products are also sold into the support infrastructure for these markets, from laboratory equipment to ground support maintenance equipment. The products supplied are used in hydraulic systems, fuel systems, water systems and air systems. These products are typically custom-designed for specific applications to optimize performance, reliability, quality and minimum weight/volume.

    HVAC AND MARITIME MARKETS. The heating, air conditioning and ventilation market utilizes valves and control systems, primarily in steam-related applications. Although certain new commercial applications are converting to hot water heating, most metropolitan areas, universities and commercial institutions are heated by a central steam loop.

    Steam control products are also used in the maritime market, which includes U.S. Navy and commercial shipping. Leslie Controls sells steam regulators, water regulators, and electric actuated shut-off valves to this market. Leslie Controls has focused its sales efforts towards growth of its international business, where steam use is more prevalent, especially in emerging markets.

    PHARMACEUTICAL, MEDICAL AND ANALYTICAL INSTRUMENTATION MARKETS. The pharmaceutical industry uses products manufactured by our Instrumentation and Fluid Regulation Products Group in research & development, analytical instrumentation, steam generation, pilot plant and process measurement applications. We believe that automation and control of process and increased efficiency requirements in the pharmaceutical industry will continue to drive the demand for these products.

    The medical devices market consists of the following categories: surgical and medical instruments, orthopedic devices and surgical supplies, diagnostic reagents, electro-medical equipment, x-ray equipment and dental equipment. The Instrumentation and Fluid Regulation Products Group markets its products to original equipment manufacturers of surgical and medical instruments.

    The analytical instrumentation market includes laboratory instruments and measuring and controlling instruments. The key drivers in the laboratory instrumentation and analytical instrumentation market are industrial capital investment spending in research and development and plant equipment. Non-industrial construction spending and government spending on research and development and defense are secondary drivers.

    Laboratory instruments requiring valves and fittings include gas chromatographs, mass spectrometers and liquid chromatographs. This represents a significant original equipment manufacturers' market for valves, fittings and other products from the Instrumentation and Fluid Regulation Products Group.

    Process control instruments requiring valves and fittings include process analytical instruments and differential pressure transmitters. These categories not only require valves and fittings in or attached to the instrument, but also often require extensive sampling extraction systems installed by the manufacturer, system integrators or site contractors. The primary economic driver of process control instruments is spending on nondurable goods, plant and equipment, including chemicals, pulp and paper, electric and gas utilities, and petroleum refining.

BUSINESS OBJECTIVES AND STRATEGIES

    Our objective is to create a diversified, international fluid-control company. Our key strategies will be to:

    - Continue to build market positions through acquisitions;

    - Capitalize on integration opportunities;

    - Expand product offerings through internal product development;

    - Diversify into a variety of fluid-control industries and markets; and

    - Expand our geographic coverage.

PRODUCTS

    The following table lists the principal products and markets served by each of the major companies within our two groups. Within a majority of our product lines, we believe that we have the broadest product offerings in terms of the distinct designs, sizes and configurations of our valves.

INSTRUMENTATION AND FLUID REGULATION PRODUCTS GROUP

COMPANY                             PRINCIPAL PRODUCTS           PRIMARY MARKETS SERVED
-------                        -----------------------------  -----------------------------
Circle Seal..................  Motor operated valves; check   General industrial;
                               valves; relief valves;         semiconductors; medical;
                               pneumatic valves; solenoid     pharmaceutical; cryogenics;
                               valves; regulators             aerospace; military

Hoke.........................  Compression tube fittings;     General industrial;
                               pipe fittings; instrument      analytical instrumentation;
                               ball and needle valves;        compressed natural
                               cylinders and cylinder         gas/natural gas vehicles;
                               valves; actuators              petrochemical; oil and gas

Leslie Controls..............  Regulators; steam control      General industrial and power;
                               valves; actuators;             maritime; chemical processing
                               steam-water heaters

Spence Engineering/ Nicholson
  Steam Trap.................  Pilot operated and direct      Heating, ventilation and air
                               steam regulators; steam        conditioning; general
                               control valves; safety and     industrial
                               relief valves; steam traps

PETROCHEMICAL PRODUCTS GROUP

COMPANY                             PRINCIPAL PRODUCTS           PRIMARY MARKETS SERVED
-------                        -----------------------------  -----------------------------
KF Industries................  Threaded and flanged-end       Oil and gas exploration,
                               floating ball valves;          production, refining and
                               butterfly valves; gate         transmission; general
                               valves; actuators; pipeline    industrial; maritime;
                               closures; trunnion-supported   chemical processing
                               ball valves; needle valves;
                               check valves; strainers

Pibiviesse...................  Forged steel ball valves       Oil and gas exploration,
                                                              production and transmission

SALES AND DISTRIBUTION

    Products are sold to distributors and end-users primarily through independent commissioned representatives and secondarily through a direct sales force. Our representative network offers a technically trained sales force with strong relationships to key markets without fixed costs to us. Our representatives also have established distributors and resellers who stock those products that have more predictable demand and usage patterns.

    We believe that our multifaceted sales and distribution channels are a competitive strength, providing access to all markets. We also believe that we have good relationships with our representatives and distributors and continue to implement marketing programs to enhance these relationships. Ongoing distribution-enhancement programs include maximizing shelf stock delivery and turns, reducing assemble-to-order lead times, new product introductions and competitive pricing.

    KF Industries has a strong distribution and consigned warehouse network, making it the preferred choice for many of the larger and independent supply stores. We also sell products directly to certain large original equipment manufacturers, contractors and end-users. Such accounts require custom specification engineering support and other individualized services that we can best offer directly.

MANUFACTURING

    We have fully integrated and highly automated manufacturing capabilities including machining operations and assembly. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron and steel components. Management believes that fully integrated manufacturing capabilities are essential in the valve industry in order to control product quality, to be responsive to customers' custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of the product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. We have implemented or are currently implementing integrated enterprise-wide software systems at all of our major locations to make operations more efficient and to improve communications with suppliers and customers.

    We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $4,557,000, $9,499,000 and $6,115,000 on capital expenditures for the six-month period ended December 31, 1999 and for the fiscal years ended
June 30, 1999 and 1998, respectively. Depreciation and amortization for such periods were $7,076,000, $12,762,000 and $7,844,000, respectively.

    Management believes that its current facilities will meet near-term production requirements without the need for additional facilities.

QUALITY CONTROL

    Products representing a majority of our sales have been approved by applicable industry standards agencies in the United States and European markets. We have consistently advocated the development and enforcement of performance and safety standards and are currently planning new investments and implementing additional procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with code requirements. Additionally, all of our major manufacturing subsidiaries have acquired ISO 9000, 9001 or 9002 certification from the International Organization for Standardization and, for those in the Petrochemical Products Group, American Petroleum Institute certification.

    Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies. The primary industry standards that our Instrumentation and Fluid Regulation Products Group meet are those of Underwriters Laboratory Inc., American National Standards Institute, American Society of Mechanical Engineers, U.S. Military Standards, the American Gas Association and the Department of Transportation. The primary industry standards that our Petrochemical Products Group meet are those of the American National Standards Institute, American Society of Mechanical Engineers, the American Petroleum Institute and Factory Mutual.

PRODUCT DEVELOPMENT

    We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet all the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Research and development expenditures by the Company during the six-month period ended December 31, 1999 were $3,160,000 and during fiscal years 1999 and 1998 were $6,094,000 and $5,479,000, respectively.

RAW MATERIALS

    The raw materials used most often in our production processes are stainless steel, carbon steel, cast iron, and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these materials are subject to price fluctuations which may adversely affect our results of operations. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, an active materials management program and the diversity of materials used in our production processes.

COMPETITION

    The domestic and international markets for fluid-control products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality and performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. Management believes that new product development and product engineering are also important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products quickly and to adapt and enhance existing products.

    The primary competitors of our Instrumentation and Fluid Regulation Products Group include: Swagelok, Parker Hannifin Corporation, Spirax-Sarco Engineering plc, Hoffman Specialty (a subsidiary of ITT Industries, Inc.), Keystone and Kunkle Industries, Inc. (a subsidiary of Tyco International, Inc.), Fisher Controls Corp. (a subsidiary of Emerson Electric Co.), Armstrong
International, Inc., Jordon Valve (a division of Richards Industries), Masoneilan North America (a division of Halliburton Company), Flowseal (a division of Crane Co.), Flowserve Corporation and Copes-Vulcan, Inc. The primary competitors of our Petrochemical Products Group include: Grove Valve and Regulator Co. (a division of the Halliburton Company), Cooper Cameron Corporation, Apollo (a division of Conbraco Industries, Inc.), Jamesbury, Inc. (a division of Neles Control Group which is part of the Rauma Corporation), Worcester Controls Corp. (a subsidiary of Invensys plc), Kitz Corp. of America, Velan Valve Corp., Balon Corp. and Flow Control Technologies.

TRADEMARKS & PATENTS

    We own patents that are scheduled to expire between 2004 and 2016 and trademarks that can be renewed as long as we continue to use them. We do not believe that the vitality and competitiveness of our business as a whole depends on any one or more patents or trademarks. We also own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

CUSTOMERS, CYCLICALITY AND SEASONALITY

    For the year ended December 31, 1999, no single customer accounted for more than 10% of revenues for either the Instrumentation and Fluid Regulation Products Group or the Petrochemical Products Group.

    We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our business, specifically the petrochemical business, is cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets is reduced. Future changes in demand for petrochemical products could have a material effect on our business, financial condition and results of operations. Similarly, although not to the same extent as the petrochemical markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand which could also have a material effect on our business, financial condition and results of operations.

    We do not believe that our business is subject to seasonal fluctuations of a material nature.

BACKLOG

    Backlog was $60,539,000 at March 17, 2000, compared to $57,755,000 at
March 31, 1999. The increase in backlog is primarily due to modest growth in specific industrial business sections within North America such as medical and pharmaceutical instrumentation, alternative fuels and food processing industries. The North American petrochemical market edged upward as higher oil and gas prices translated into additional plant maintenance spending and modest expansion of existing production capacity. This was offset by the European petrochemical market, as project activity has been slower to recover.

EMPLOYEES

    As of December 31, 1999, our worldwide operations directly employed approximately 1,700 people, in addition to 79 employees in the Suzhou joint venture. We have approximately 75 employees in the United States and Canada who are covered by collective bargaining agreements. We also have approximately 80 employees in Italy covered by union regulations. We believe that our employee relations are good.

GOVERNMENT REGULATION

    As a result of their manufacturing and assembly operations, our businesses are subject to federal, state, local and foreign laws as well as other legal requirements relating to the generation, storage, transport and disposal of materials. These laws include, without limitation, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act.

    We do not currently anticipate any materially adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the six-month and twelve-month periods ended December 31, 1999 and June 30, 1999, we capitalized approximately $45,000 and $273,000, respectively, related to environmental and safety control facilities and expect to capitalize approximately $351,000 during the year 2000. We also incurred and expensed $154,000 and $235,000 of other related charges for the respective six and twelve month periods and expect to incur approximately $194,000 during 2000.

ITEM 2. PROPERTIES

    We maintain 15 major facilities worldwide, including facilities located in the United States, Canada, Europe and the People's Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts. Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. The Instrumentation and Fluid Regulation Products Group has facilities located in North America and Europe. The

Petrochemical Products Group has facilities in North America, Europe and the People's Republic of China.

    In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained, and are adequate and suitable for their intended uses. We believe that the manufacturing facilities are currently operating at normal capacity. This utilization is subject to change as a result of increases or decreases in revenues.

ITEM 3. LEGAL PROCEEDINGS

    We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million of coverage available under an excess umbrella liability insurance policy. We believe this coverage to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims which may arise from product defects and failures or from environmental liability.

    Leslie Controls and Spence Engineering Company, both subsidiaries of CIRCOR, are third-party defendants in over 300 civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. The ship owner defendants' third-party claims in the Leslie and Spence cases typically involve 20-30 third-party defendants. The claims against Leslie and Spence assert that the packing in metal pumps and the gaskets in metal valves supplied by Leslie and Spence contained asbestos which contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

    Leslie and its insurers previously had been in dispute over payment of approximately $560,000 in legal fees incurred to defend these cases through 1994 and approximately $300,000 in legal fees incurred from 1995 through the present time. The dispute resulted from a gap in Leslie's insurance coverage from 1965 to 1973. During the fall of 1999, Leslie and its insurers entered into an agreement pursuant to which Leslie has agreed to be responsible for 41% of all legal fees and settlement costs incurred from 1995 forward.

    We have established total reserves of $1.7 million for all of the claims discussed above and we do not believe it is reasonably likely that a range of loss could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries of our own on these claims.

    We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount which is not material to us. With respect to the Combe Landfill, we have settled the Federal Government's claim for an amount which is immaterial and anticipate settling with the State of New Jersey for an amount not greater than that paid to the Federal Government. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from third parties. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

    On July 22, 1998, Watts Investment Company, a subsidiary of our former parent, Watts Industries, Inc., acquired Hoke, Inc. On October 18, 1999, the spin-off date, the ownership of Hoke, Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). We are now the claimant in two separate arbitration proceedings against the former Hoke stockholders.

    Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the Stock Purchase Agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke stockholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began, between the former Hoke stockholders and us, to determine the closing net worth of Hoke. We anticipate a final ruling in this dispute from the arbitrator in April, 2000. Based on the progress of the proceedings to-date, we expect to be awarded a recovery from the former Hoke stockholders; however, the amount remains uncertain pending the arbitrator's final ruling.

    We are also the claimant in an indemnification claim against the former Hoke stockholders pursuant to the Stock Purchase Agreement. This claim, made on December 11, 1998, asserts that the former Hoke stockholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke's financial statements and that those misrepresentations caused Hoke's earnings for 1997 to be inflated, thereby causing us harm. This claim is being heard in a separate proceeding, with a different arbitrator, and no hearing has yet been scheduled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the period of October 18, 1999 to December 31, 1999 to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Our Common Stock is traded on the New York Stock Exchange under the symbol "CIR". The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock on the New York Stock Exchange, as reported by the New York Stock Exchange. Our Common Stock began trading on the New York Stock Exchange on October 19, 1999, the day after CIRCOR was spun off from its former parent, Watts Industries, Inc., and began trading at a price of $10 7/8.

FISCAL YEAR ENDED DECEMBER 31, 1999                              HIGH          LOW
-----------------------------------                           ----------   -----------
Quarter ended December 31, 1999.............................  $   11 1/8   $   8 15/16

    We have not paid cash dividends on our Common Stock since our inception as an independent public company on October 18, 1999. The Board of Directors will be responsible for determining dividend policies. While we currently intend to pay cash dividends as a proportion of earnings, payments of dividends will necessarily depend on our Board of Directors' assessment of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders.

    On March 17, 2000, there were 170 holders of record of the Company's Common Stock. There were approximately 3,300 beneficial shareholders of our Common Stock as of March 17, 2000.

ITEM 6. SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS EXCEPT, PER SHARE DATA)

                                        SIX-MONTHS ENDED                 FISCAL YEAR ENDED
                                          DECEMBER 31,                       JUNE 30,
                                       -------------------   -----------------------------------------
                                       1999(1)      1999       1999       1998       1997     1996(2)
                                       --------   --------   --------   --------   --------   --------
Net revenues........................   $156,371   $156,371   $323,077   $288,969   $274,716   $230,473
Gross profit........................     48,542     48,542    104,726     94,657     88,623     68,675
Operating income (loss).............     13,785     13,846     29,550     38,191     33,906    (23,469)
Net income (loss)...................      4,650      4,880     12,510     22,425     19,614    (31,609)
Total assets........................    367,085    367,085    359,043    253,477    212,727    202,956
Long-term debt......................    122,867    122,867     22,404     12,776     12,891     13,645
Dividends declared per share........          -          -        n/a        n/a        n/a        n/a
Earnings per share..................   $   0.35        n/a        n/a        n/a        n/a        n/a

------------------------------

(1) The pro forma data is derived from the unaudited pro forma financial information included in note 15 to the consolidated financial statements. The pro forma data reflects adjustments to reflect the estimated additional interest expense and general, administrative and other expenses which we would have incurred as an independent, publicly owned company.

(2) Fiscal 1996 includes an after tax charge of $48,304 related to: restructuring costs of $3,025; an impairment of long-lived assets of $38,462; other charges of $3,875 principally for product liability costs, additional bad debt reserves and environmental remediation costs; and additional inventory valuation reserves of $2,942.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) loss of market share through competition; (ii) competitive pricing pressures; (iii) ability to develop and market new products; (iv) changes in the instrumentation, fluid regulation and petrochemical markets; (v) changes in demand for the Company's products; (vi) fluctuations in manufacturing yields;
(vii) insufficient or excess manufacturing capacity; (viii) the amount of product booked and shipped within a quarter; (ix) changes in product mix;
(x) fluctuating economic conditions in markets where the Company's products are manufactured or sold; interest rate and foreign exchange rate fluctuations;
(xi) ability to integrate manufacturing and other operating entities;
(xii) changes in commodity prices including stainless steel, cast iron and carbon steel; and (xiii) integrations of future acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

    On October 18, 1999, we completed the spin-off from our former parent, Watts Industries, Inc., and began to operate as an independent public company. Additionally, we announced that we would change our fiscal year from June 30(th) to December 31(st). The following discussion is based upon the six-month period ending December 31, 1999. Additionally, comparisons to prior year periods pertain to the pro forma results of these operations under Watts which later were transferred to CIRCOR in connection with the spin-off.

    The following discussion is based upon and should be read in conjunction with our Consolidated Financial Statements and the related footnotes set forth in this report.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX-MONTHS ENDED DECEMBER 31, 1998

    The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the six-months ended
December 31, 1999 and 1998:

                                                          AS A PERCENTAGE OF NET
                                                                 REVENUES
                                                             SIX-MONTHS ENDED
                                                               DECEMBER 31,            YEAR-TO-YEAR
                                                          -----------------------   PERCENTAGE INCREASE
                                                             1999         1998          (DECREASE)
                                                          ----------   ----------   -------------------
Net revenues............................................     100.0%        100.0 %         (5.8)%
Cost of revenues........................................      69.0%         68.5 %         (5.1)%
                                                            -------      -------
Gross profit............................................      31.0%         31.5 %         (7.4)%
Selling, general and administrative expenses............      22.2%         22.2 %         (5.7)%
                                                            -------      -------
Operating income........................................       8.8%          9.3 %        (11.1)%
Other (income) expense:
Interest (income) expense, net..........................       2.9%          2.6 %          2.5 %
Other (income) expense, net.............................       0.3%         (0.3)%          NMF
                                                            -------      -------
Income before income taxes..............................       5.6%          7.0 %        (24.2)%
Provisions for income taxes.............................       2.5%          2.9 %        (17.8)%
                                                            -------      -------
Net income..............................................       3.1%          4.1 %        (28.7)%
                                                            =======      =======

NMF: Not meaningful

    Net revenues for the six-months ended December 31, 1999 decreased by $9.7 million, or 5.8%, from $166.1 million to $156.4 million compared to the same period last year. The decrease in net revenues is attributable to the following factors:

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                              ---------------
Acquisitions................................................  $  4,996    3.0 %
Operations..................................................   (12,459)  (7.5)%
Foreign exchange............................................    (2,252)  (1.3)%
                                                              --------   ----
  Total.....................................................  $ (9,715)  (5.8)%
                                                              ========   ====

    The decrease in net revenues from operations and foreign exchange was partially offset by the inclusion of revenues of acquired businesses including SSI Equipment, Inc., a Canadian manufacturer of strainers for industrial and petrochemical applications and GO Regulator, Inc., a producer of regulators for the instrumentation market located in San Dimas, California, which were acquired since September 30, 1998. The decrease in net revenues from operations is primarily attributable to reduced unit shipments of valves that serve both domestic and international oil and gas applications. Revenues of these products have been adversely affected by the reduced demand for products used in the petrochemical industry, caused by reduced energy prices during calendar year 1998, which continued until the second-half of 1999 when prices began to increase. Historically, when energy prices have increased for a sustained period of time, maintenance programs in the petrochemical industry become more active followed by increased capital spending on more extensive facility projects. During the latter part of 1999, we began to experience increasing activity in maintenance programs but continued to experience lackluster business in the facility project programs.

    The impact of foreign exchange was due primarily to the strength of the dollar to the Euro. International business accounted for approximately 29% of net revenues during the current and prior year six-month periods.

    We monitor our revenue in two segments: Instrumentation and Fluid Regulation Products and Petrochemical Products. The Instrumentation and Fluid Regulation Products segment accounted for approximately 53.8% of net revenues during the six-month period compared to 51.6% for the comparable period of last fiscal year. The Petrochemical Products segment accounted for approximately 46.2% of net revenues during the quarter compared to 48.4% for the comparable period of last fiscal year.

    Revenues in these segments for the six-months ended December 31, 1999 and 1998, respectively, were as follows:

                                                 SIX-MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998      CHANGE
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Instrumentation & Fluid Regulation.............  $ 84,148   $ 85,622   $(1,474)
Petrochemical..................................    72,223     80,464    (8,241)
                                                 --------   --------   -------
  Total........................................  $156,371   $166,086   $(9,715)
                                                 ========   ========   =======

    Net revenues in the Instrumentation and Fluid Regulation segment for the six-months ended December 31, 1999 decreased slightly due to softness in capital spending for instrumentation products partially offset by the acquisition of GO Regulator, Inc. The decrease in net revenues in the Petrochemical segment reflected weakness in both domestic and international oil and gas markets partially offset by the acquisition of SSI Equipment, Inc.

    Gross profit for the six-months ended December 31, 1999 decreased by nearly $3.9 million, or 7.4% from $52.4 million to $48.5 million compared to the same period last year. Gross margin decreased from 31.5% to 31.0%. Gross profit was adversely affected by start-up costs of the new factory in Spartanburg, South Carolina and relocation costs associated with the closure of Hoke's Cresskill, New Jersey plant. In addition, gross profit was adversely affected by competitive pricing pressures, especially in the petrochemical markets. Lower energy prices experienced prior to the second-half of the year reduced demand for petrochemical products, thereby decreasing unit pricing. The reduced demand also lowered manufacturing levels creating unfavorable overhead absorption of fixed manufacturing costs, thereby decreasing gross margins during the six-month period.

    Selling, general and administrative expenses decreased $2.1 million to $34.7 million for the six-months ended December 31, 1999 compared to the same period last year. We reduced selling, general and administrative expenses as revenues decreased and the savings were partially offset by certain costs associated with our transition to an independent public company.

    Operating income by segment for the six-months ended December 31, 1999 and 1998 was as follows:

                                                   SIX-MONTHS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998      CHANGE
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Instrumentation & Fluid Regulation...............  $10,253    $ 9,618    $   635
Petrochemical....................................    6,332      8,771     (2,439)
Corporate........................................   (2,739)    (2,808)        69
                                                   -------    -------    -------
  Total..........................................  $13,846    $15,581    $(1,735)
                                                   =======    =======    =======

    The increase in operating income in the Instrumentation and Fluid Regulation Products segment is attributable to benefits derived from improved operating efficiencies and favorable product mix partially offset by the start-up cost of the Spartanburg, South Carolina plant and plant relocation costs. The decrease in the operating income in the Petrochemical Products segment is primarily attributable to decreased orders for petrochemical facility projects as the result of lower world market prices for crude oil.

    The increase in other net non-operating expenses consisted primarily of realized and unrealized foreign exchange net losses caused primarily by the strengthening of the U.S. dollar against the Euro.

    The effective tax rate for the six-month period was 44.8% compared to 41.4% for comparable prior year period. Initiatives to reduce our effective tax rate are expected to be implemented pending receipt of a favorable supplemental ruling by the Internal Revenue Service. The tax rate for the six-months ended December 31, 1999 reflects the benefits primarily derived from our former parent company's implementation of tax planning strategies.

    Net income decreased $2.0 million to nearly $4.9 million, for the six-month period, compared to last year's of $6.8 million. This decrease is primarily attributable to the factors discussed above.

RESULTS OF OPERATIONS FOR THE TWELVE-MONTHS ENDED JUNE 30, 1999 COMPARED TO THE TWELVE-MONTHS ENDED JUNE 30, 1998

    The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the fiscal years ended June 30, 1999 and 1998:

                                                            AS A PERCENTAGE OF NET
                                                                   REVENUES
                                                              TWELVE-MONTHS ENDED
                                                                   JUNE 30,               YEAR TO YEAR
                                                           -------------------------   PERCENTAGE INCREASE
                                                             1999             1998         (DECREASE)
                                                           --------         --------   -------------------
Net revenues.............................................   100.0 %          100.0 %           11.8 %
Cost of revenues.........................................    67.6 %           67.2 %           12.4 %
                                                            -----            -----
Gross profit.............................................    32.4 %           32.8 %           10.6 %
Selling, general and administrative expenses.............    23.3 %           19.6 %           33.1 %
                                                            -----            -----
Operating income.........................................     9.1 %           13.2 %          (22.6)%
Other (income) expense:
Interest (income) expense, net...........................     2.7 %            1.2 %          153.8 %
Other (income) expense, net..............................    (0.1)%           (0.1)%          (25.2)%
                                                            -----            -----
Income before income taxes...............................     6.5 %           12.1 %          (40.1)%
Provisions for income taxes..............................     2.6 %            4.3 %          (32.9)%
                                                            -----            -----
Net income...............................................     3.9 %            7.8 %          (44.2)%
                                                            =====            =====

    Net revenues for the twelve-months ended June 30, 1999 increased by $34.1 million, or 11.8%, from $289.0 million to $323.1 million compared to the fiscal year ended June 30, 1998. The increase in net revenues is attributable to the following factors:

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                            -------------------
Acquisitions..............................................  $79,171        27.4 %
Operations................................................  (45,552)      (15.8)%
Foreign exchange..........................................      489         0.2 %
                                                            -------       -----
  Total...................................................  $34,108        11.8 %
                                                            =======       =====

    The growth in revenues is primarily attributable to recently acquired companies. Hoke, Inc., which was acquired during July 1998, is part of the Instrumentation and Fluid Regulation Products Group. Telford Valve and Specialties acquired in March 1998, is part of the Petrochemical Products Group. The decrease in revenues from operations is primarily attributable to decreases in unit shipments of both domestic and international oil and gas valves. Revenues of these products have been adversely affected by the reduced demand for our products used in petrochemical facility projects and maintenance programs which has been caused by reduced energy prices during last fiscal year.

    International business accounted for approximately 41.4% of net revenues in fiscal year 1999 compared to 31.9% in fiscal year 1998. We monitor our revenues in two market segments: Instrumentation and Fluid Regulation Products Group and the Petrochemical Products Group. The Instrumentation and Fluid Regulation Products Group accounted for approximately 54.3% of net revenues in fiscal year 1999 compared to 38.2% in fiscal year 1998. The Petrochemical Products Group accounted for approximately 45.7% of net revenues in fiscal year 1999 compared to 61.8% in fiscal year 1998. Revenues in these groups for fiscal year 1999 and fiscal year 1998 were as follows:

                                                   FISCAL YEAR ENDED JUNE 30,
                                                 ------------------------------
                                                   1999       1998      CHANGE
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Instrumentation & Fluid Regulation.............  $175,444   $110,332   $65,112
Petrochemical..................................   147,633    178,637   (31,004)
                                                 --------   --------   -------
  Total........................................  $323,077   $288,969   $34,108
                                                 ========   ========   =======

    The decrease in petrochemical net revenues of $31.0 million, or 17.4%, for the fiscal year ended June 30, 1999 was predominantly in the domestic markets which reflected a 23.8% decrease over the previous fiscal year. The increase in instrumentation and fluid regulation net revenues of $65.1 million, or 59.0%, for the fiscal year ended June 30, 1999 consisted primarily of volume derived from acquisitions consisting of Hoke, Inc. and several product lines.

    Gross profit increased $10.1 million, or 10.6%, to $104.7 million. Gross margin declined slightly from 32.8% in fiscal 1998 to 32.4% in fiscal 1999. The increased gross profit is attributable to the increased sales due to the acquisitions discussed above. These acquisitions operated at a gross margin slightly higher than the remainder of the Company. The increased gross profits from acquisitions were partially offset by decreased gross profits in the domestic and international oil and gas valve product lines. Lower energy prices resulted in lower demand, increased competition and adversely impacted unit pricing. Additionally, the reduced manufacturing levels, caused by these reduced revenues, also created unfavorable overhead absorption of fixed manufacturing expenses thereby decreasing gross margins in fiscal year 1999 compared to fiscal year 1998.

    Selling, general and administrative expenses increased $18.7 million to $75.2 million for the fiscal year ended June 30, 1999. This increase is attributable to the inclusion of the expenses related with recent acquisitions. This increase was partially offset by both cost reductions and reduced variable selling expenses within our oil and gas business units.

    Operating income by segment for fiscal year 1999 and fiscal year 1998 were as follows:

                                                    FISCAL YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                    1999       1998      CHANGE
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Instrumentation & Fluid Regulation..............  $24,844    $17,883    $  6,961
Petrochemical...................................   10,323     25,256     (14,933)
Corporate.......................................   (5,617)    (4,948)       (669)
                                                  -------    -------    --------
  Total.........................................  $29,550    $38,191    $ (8,641)
                                                  =======    =======    ========

    The increase in operating income in the Instrumentation and Fluid Regulation Products Group is attributable primarily to acquisitions and improved operating efficiencies within our steam related product lines. The decrease in operating income in the Petrochemical Products Group reflects reduced energy prices and reduced demand for our products used in petrochemical facility projects and maintenance programs.

    The increase in interest expense is primarily due to the additional cost of borrowed funds resulting from the acquisition of Hoke, Inc.

    The effective tax rate increased to 40.3% from 36.0%. The increase is a result of increased earnings in foreign jurisdictions with higher tax rates.

    Net income decreased $9.9 million to $12.5 million. This decrease is primarily attributable to the decreased net revenues and gross margins in the petrochemical market.

    The combined results of operations are impacted by the effect that changes in foreign exchange rates have on its international subsidiaries' operating results. Changes in foreign exchange rates had an immaterial impact on net income in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    During the six-month period ended December 31, 1999, the Company used
$14.8 million of cash flow from operating activities principally to fund accounts receivable and accounts payable, and used $5.2 million of cash in investing activities principally to purchase $4.6 million of capital equipment. Capital expenditures were primarily for manufacturing machinery and equipment to consolidate and improve manufacturing operations.

    We successfully negotiated with ING (U.S.) Capital LLC, BankBoston, N.A., First Union National Bank, Citizens Bank and Brown Brothers Harriman & Co. for a $75.0 million unsecured credit facility. We also sold $75.0 million of senior unsecured notes to eleven institutional investors.

    The proceeds from the unsecured credit facility and senior unsecured notes were used to pay Watts for our assigned portion of Watts' long-term debt of $96.0 million, refinancing of existing CIRCOR debt of $8.6 million and various debt financing fees amounting to $1.5 million. Subsequent to these transactions, and as of December 31, 1999, we had $43.0 million available from the unsecured credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

    Also, to fulfill a representation made to the Internal Revenue Service as part of the application for the tax-free treatment of the spin-off, we intend to engage in a subsequent offering of common stock within one year after the spin-off. The timing, completion and size of the subsequent equity offering will be subject to various market conditions. We intend to use the proceeds from the subsequent equity offering and availability from the unsecured line of credit to fund future acquisitions.

    The ratio of current assets to current liabilities at December 31, 1999 was
4.5 to 1 compared to 3.3 to 1 at June 30, 1999. Cash and cash equivalents were $5.2 million at December 31, 1999 compared to $6.7 million at June 30, 1999. Debt as a percentage of total capital employed was 40.6% at December 31, 1999 compared to 40.7% at June 30, 1999. At December 31, 1999, CIRCOR was in compliance with all covenants related to existing debts agreements.

    We anticipate that available funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures over the next 12 months.

    From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the six-month period ending December 31, 1999 in connection with any of these matters. See Note 12 of the Consolidated Financial Statements, Contingencies and Environmental Remediation.

YEAR 2000

    Since January 1, 2000 we have not experienced any operational or business interruptions related to Year 2000 issues. The Company completed its Year 2000 program and will continue to monitor it as appropriate. We are not aware of any Year 2000 issues that may have an adverse impact on our financial condition or business operations. Spending for the program during the six-month period was budgeted and expensed as incurred and amounted to approximately $500,000.

CONVERSION TO EURO

    On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect CIRCOR as we have manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. We are currently assessing the long-term competitive implications of the conversion and at this time. We are not anticipating that any significant costs will be incurred due to the introduction and conversion to the Euro.

OTHER

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the Consolidated Financial Statements is still being evaluated, but is not expected to be material.

RECENT DEVELOPMENTS

    Recent personnel changes and additions have been announced at our company. Carmine J. Bosco has been appointed Group Vice President of the Petrochemical Products Group. He will be responsible for the operations of the following: KF Industries, Inc., Telford Valve & Specialties, SSI Equipment Inc., Pibiviesse S.p.A., and SKVC. Alan J. Glass has been appointed Corporate Counsel and Assistant Secretary. He will be responsible for advising executive and senior management on corporate matters encompassing acquisitions and divestitures, international and domestic joint ventures, corporate compliance programs, employment, intellectual property, financing arrangements, equity market transactions, and environmental and health and safety matters. Stephen J. Carriere, Corporate Controller, has also been appointed as Vice President and Assistant Treasurer of the Corporation. Subsequent to December 31, 1999, Cosmo
S. Trapani resigned his position as Chief Financial Officer, Treasurer and Secretary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion of our risk-management activities may include "forward-looking statements" that involve risk and uncertainties. Actual results could differ significantly from those forward-looking statements.

    The primary risk exposures are in the areas of market risk, interest rate risk, foreign exchange rate risk and commodity price risk.

MARKET RISK

    The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil and gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. When oil and gas prices rise, maintenance and repair activity normally increases and we benefit from increased demand for valve products.

INTEREST RATE RISK

    At December 31, 1999, our primary interest rate risk relates to borrowings under its $75.0 million revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There was $32.0 million of borrowings from the revolving credit facility outstanding as of December 31, 1999. Based upon the expected levels of borrowings under this facility in 2000, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows (approximately $0.1 million).

    Information about our long-term debt appears in Note 9 to the Consolidated Financial Statements.

FOREIGN EXCHANGE RATE RISK

    We use foreign currency forward contracts to manage the risk related to intercompany and third party sales that occur during the fiscal year and certain open foreign currency denominated commitments to sell products to third parties.

    We do not use derivative financial instruments for speculative or trading purposes. We use simple straight-forward instruments that are placed with major institutions. Risk management strategies are reviewed and approved by senior management before being implemented. Information about our use of forward currency forward exchange contracts appears in Note 13 to the Consolidated Financial Statements.

COMMODITY PRICE RISK

    The raw materials used in the production process are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, an active materials management program and the diversity of materials used in our production processes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CIRCOR INTERNATIONAL, INC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................  26

Consolidated Balance Sheets as of December 31, 1999, June
  30, 1999 and June 30, 1998................................  27

Consolidated Statements of Operations for the six-months
  ended December 31, 1999, and December 31, 1998 (unaudited)
  and the twelve-months ended June 30, 1999 and 1998........  28

Consolidated Statements of Cash Flows for the six-months
  ended December 31, 1999, and the Twelve-months ended June
  30, 1999 and 1998.........................................  29

Consolidated Statements of Stockholders' Equity for the
  six-months ended December 31, 1999, and the twelve-months
  ended June 30, 1999 and 1998..............................  30

Notes to the Consolidated Financial Statements..............  31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The firm of KPMG LLP has served as our independent public accountants since our inception in July, 1999. There have been no changes in our accountants during the most recent fiscal year and no material disagreements between management and our accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing under the section "Executive Compensation" in the Registrant's Definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held May 18, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing under the section "Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officials of the Company" in the Registrant's Definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held May 18, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

    The information appearing under the section "Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held May 18, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

       The financial statements filed as part of the report are listed in
       Part II, Item 8 of this report on the Index to Consolidated Financial Statements included on page 20.

(a)(2)Financial Statement Schedules

                                                                           PAGE
                                                                         --------

          Schedule II Valuation and Qualifying Accounts for the six
          months ended December 31, 1999, and the twelve-months ended
          June 30, 1999 and 1998......................................      50

       All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(A)(3) EXHIBITS

EXHIBIT NO.                               DESCRIPTION AND LOCATION
-----------                               ------------------------
         2              Plan of Acquisition, Reorganization, Arrangement,
                        Liquidation or Succession:

         2.1            Distribution Agreement between Watts Industries, Inc. and
                        the Company dated as of October 1, 1999, is incorporated
                        herein by reference to Exhibit 2.1 to Amendment No. 2 to the
                        Company's Registration Statement on Form 10, File
                        No. 000-26961, filed with the Securities and Exchange
                        Commission on October 6, 1999 ("Amendment No. 2 to the
                        Form 10").

         3              Articles of Incorporation and By-Laws:

         3.1            The Amended and Restated Certificate of Incorporation of the
                        Company is incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, File
                        No. 000-26961, filed with the Securities and Exchange
                        Commission on August 6, 1999 ("Form 10").

         3.2 The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form 10.

         3.3            Certificate of Designations, Preferences and Rights of a
                        Series of Preferred Stock of CIRCOR International, Inc.
                        classifying and designating the Series A Junior
                        Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to the Company's
                        Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 ("Form 8-A").

         4              Instruments Defining the Rights of Security Holders,
                        Including Debentures:

         4.1            Shareholder Rights Agreement, dated as of September 16,
                        1999, between CIRCOR International, Inc. and BankBoston,
                        N.A., as Rights Agent is incorporated herein by reference to
                        Exhibit 4.1 to the Form 8-A.

         9              Voting Trust Agreements:

         9.1            The Amended and Restated George B. Horne Voting Trust
                        Agreement--1997 dated as of September 14, 1999 is
                        incorporated herein by reference to Exhibit 9.1 to Amendment
                        No. 1 to the Company's Registration Statement on Form 10,
                        File No. 000-26961, filed with the Securities and Exchange
                        Commission on September 22, 1999 ("Amendment No. 1 to the
                        Form 10").

        10              Material Contracts:

        10.1            CIRCOR International, Inc. 1999 Stock Option and Incentive
                        Plan is incorporated herein by reference to Exhibit 10.1 to
                        Amendment No. 1 to the Form 10.

        10.2            Form of Incentive Stock Option Agreement under the 1999
                        Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.

        10.3 Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year
                        Graduated Vesting Schedule) is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10.

EXHIBIT NO.                               DESCRIPTION AND LOCATION
-----------                               ------------------------
        10.4            Form of Non-Qualified Stock Option Agreement for Employees
                        under the 1999 Stock Option and Incentive Plan (Performance
                        Accelerated Vesting Schedule) is incorporated herein by
                        reference to Exhibit 10.4 to Amendment No. 1 to the
                        Form 10.

        10.5            Form of Non-Qualified Stock Option Agreement for Independent
                        Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to
                        Amendment No. 1 to the Form 10.

        10.6            CIRCOR International, Inc. Management Stock Purchase Plan is
                        incorporated herein by reference to Exhibit 10.6 to
                        Amendment No. 1 to the Form 10.

        10.7            Form of CIRCOR International, Inc. Supplemental Employee
                        Retirement Plan is incorporated herein by reference to
                        Exhibit 10.7 to Amendment No. 1 to the Form 10.

        10.8            Supply Agreement between Watts Industries, Inc. and CIRCOR
                        International, Inc. is incorporated herein by reference to
                        Exhibit 10.8 to Amendment No. 2 to the Form 10.

        10.9            Trademark License Agreement between Watts Industries, Inc.
                        and CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Form 10.

        10.10           Lease Agreement, dated as of February 14, 1999, between
                        BY-PASS 85 Associates, LLC and CIRCOR International, Inc. is
                        incorporated herein by reference to Exhibit 10.10 to
                        Amendment No. 1 to the Form 10.

        10.11           Trust Indenture from Village of Walden Industrial
                        Development Agency to The First National Bank of Boston, as
                        Trustee, dated June 1, 1994 is herein incorporated by
                        reference to Exhibit 10.14 of the Watts Industries, Inc.
                        Annual Report on Form 10-K, File No. 0-14787, filed with the
                        Securities and Exchange Commission on September 26, 1994.

        10.12           Loan Agreement between Hillsborough County Industrial
                        Development Authority and Leslie Controls, Inc. dated
                        July 1, 1994 is herein incorporated by reference to
                        Exhibit 10.15 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 0-14787, filed with the Securities and Exchange Commission on September 26, 1994.

        10.13           Trust Indenture from Hillsborough County Industrial
                        Development Authority to The First National Bank of Boston,
                        as Trustee, dated July 1, 1994 is herein incorporated by
                        reference to Exhibit 10.17 of the Watts Industries, Inc.
                        Annual Report on Form 10-K, File No. 0-14787, filed with the
                        Securities and Exchange Commission on September 26, 1994.

        10.14           Form of Indemnification Agreement between CIRCOR and each of its directors is herein incorporated by reference to
                        Exhibit 10.20 to the Form 10.

        10.15           Executive Employment Agreement between CIRCOR, Inc. and
                        David A. Bloss, Sr., dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10.

        10.16           Executive Employment Agreement between CIRCOR, Inc. and
                        Cosmo S. Trapani, dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Form 10.

        10.17           Amended and Restated Letter of Credit, Reimbursement and
                        Guaranty Agreement dated as of October 18, 1999 among Leslie
                        Controls, Inc., as Borrower, CIRCOR International, Inc., as
                        Guarantor, and First Union National Bank as Letter of Credit
                        Provider is herein incorporated by reference to
                        Exhibit 10.17 to the Company's Current

EXHIBIT NO.                               DESCRIPTION AND LOCATION
-----------                               ------------------------
                        Report on Form 8-K, File No. 001-14962, filed with the
                        Securities and Exchange Commission on October 21, 1999.

        10.18           Amended and Restated Letter of Credit, Reimbursement and
                        Guaranty Agreement dated as of October 18, 1999 among Spence
                        Engineering Company, Inc. as Borrower, CIRCOR
                        International, Inc., as Guarantor, and First Union National
                        Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

        10.19           Credit Agreement, dated as of October 18, 1999, by and among
                        CIRCOR International, Inc., a Delaware corporation, as
                        Borrower, each of the Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.)
                        Capital LLC, as Agent for such Lenders, BankBoston, N.A., as
                        Syndication Agent, First Union National Bank, as
                        Documentation Agent and ING Barings LLC, as Arranger for the
                        Lenders is herein incorporated by reference to
                        Exhibit 10.19 to the Company's Current Report on Form 8-K,
                        File No. 001-14962, filed with the Securities and Exchange
                        Commission on October 21, 1999.

        10.20           Note Purchase Agreement, dated as of October 19, 1999, among
                        CIRCOR International, Inc., a Delaware corporation, the
                        Subsidiary Guarantors and each of the Purchasers listed on
                        Schedule A attached thereto is herein incorporated by
                        reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

        21              Subsidiaries of Registrant: A list of Subsidiaries of the
                        Company is incorporated herein by reference to Exhibit 21.1 to Amendment No. 1 to the Company's Form 10.

        23              Consent of Experts and Counsel: Consent of KPMG LLP is filed herewith as Exhibit 23.1.

        27              Financial Data Schedule.

(b) Reports on Form 8-K. The registrant filed the following Current Reports on Form 8-K during the three-month period ended December 31, 1999:

    1. On October 21, 1999, the Company filed a Current Report on Form 8-K announcing the beginning of the Company's trading on the New York Stock Exchange on October 19, 1999 and announcing the closing of the Company's revolving credit facility, bridge loan and sale of senior unsecured notes to institutional investors in a private placement.

(c) See Item 14(a)3 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 30(th) day of March 2000.

                                                       CIRCOR INTERNATIONAL, INC.

                                                       By:           /S/ DAVID A. BLOSS, SR.
                                                            -----------------------------------------
                                                                       David A. Bloss, Sr.
                                                                    CHAIRMAN, CHIEF EXECUTIVE
                                                                      OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman, Chief Executive
               /s/ DAVID A. BLOSS, SR.                   Officer, President and
     -------------------------------------------         Director (Principal          March 30, 2000
                 David A. Bloss, Sr.                     Executive Officer)

                                                       Vice President, Corporate
               /S/ STEPHEN J. CARRIERE                   Controller and Assistant
     -------------------------------------------         Treasurer (Principal         March 30, 2000
                 Stephen J. Carriere                     Accounting Officer)

                 /S/ DEWAIN K. CROSS
     -------------------------------------------       Director                       March 30, 2000
                   Dewain K. Cross

                 /S/ DAVID F. DIETZ
     -------------------------------------------       Director                       March 30, 2000
                   David F. Dietz

                /S/ TIMOTHY P. HORNE
     -------------------------------------------       Director                       March 30, 2000
                  Timothy P. Horne

              /S/ DANIEL J. MURPHY, III
     -------------------------------------------       Director                       March 30, 2000
                Daniel J. Murphy, III

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CIRCOR International, Inc.

    We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 1999, and June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the six-month period ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 1999, and June 30, 1999 and 1998, and the results of their operations and their cash flows for the six-month period ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
March 24, 2000

                           CIRCOR INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,153     $  6,714   $  6,241
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,683, $2,949 and $2,092, respectively.....      60,916       49,857     53,565
  Inventories...............................................     107,332      108,910     89,788
  Prepaid expenses and other current assets.................       7,006        6,817      2,634
  Deferred income taxes.....................................       9,794        8,592      2,182
                                                                --------     --------   --------
      Total Current Assets..................................     190,201      180,890    154,410
PROPERTY, PLANT AND EQUIPMENT, NET..........................      75,154       76,682     55,982
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $11,775,
    $10,353 and $7,688, respectively........................      96,488       96,900     39,173
  Other assets..............................................       5,242        4,571      3,912
                                                                --------     --------   --------
TOTAL ASSETS................................................    $367,085     $359,043   $253,477
                                                                ========     ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 21,172     $ 25,543   $ 28,345
  Accrued expenses and other current liabilities............      15,167       16,598     13,328
  Accrued compensation and benefits.........................       3,902        5,705      5,099
  Income taxes payable......................................          --        3,275      5,344
  Current portion of long-term debt.........................       2,260        4,178      2,977
                                                                --------     --------   --------
      Total Current Liabilities.............................      42,501       55,299     55,093
LONG-TERM DEBT, NET OF CURRENT PORTION......................     122,867       22,404     12,776
DEFERRED INCOME TAXES.......................................       5,162        7,439      6,210
OTHER NONCURRENT LIABILITIES................................       9,022       10,525      6,478
MINORITY INTEREST...........................................       4,124        4,120      4,264
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding............          --           --         --
  Common stock, $.01 par value; 29,000,000 shares
    authorized; 13,236,877 issued and outstanding at
    December 31, 1999.......................................         132           --         --
  Additional paid-in capital................................     180,887           --         --
  Retained earnings.........................................       3,393           --         --
  Accumulated other comprehensive income....................      (1,003)        (691)       479
  Investments by and advances from Watts Industries, Inc....          --      259,947    168,177
                                                                --------     --------   --------
      Total Shareholders' Equity............................     183,409      259,256    168,656
                                                                --------     --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $367,085     $359,043   $253,477
                                                                ========     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                        SIX-MONTHS ENDED          FISCAL YEAR
                                                          DECEMBER 31,          ENDED JUNE 30,
                                                     ----------------------   -------------------
                                                       1999        1998         1999       1998
                                                     --------   -----------   --------   --------
                                                                (UNAUDITED)
Net revenues.......................................  $156,371   $   166,086   $323,077   $288,969
Cost of revenues...................................   107,829       113,693    218,351    194,312
                                                     --------   -----------   --------   --------
      GROSS PROFIT.................................    48,542        52,393    104,726     94,657
Selling, general and administrative expenses.......    34,696        36,812     75,176     56,466
                                                     --------   -----------   --------   --------
      OPERATING INCOME.............................    13,846        15,581     29,550     38,191
                                                     --------   -----------   --------   --------
Other (income) expense:
  Interest income..................................       (90)         (192)      (333)      (427)
  Interest expense.................................     4,632         4,624      9,141      3,898
  Other, net.......................................       460          (514)      (229)      (306)
                                                     --------   -----------   --------   --------
                                                        5,002         3,918      8,579      3,165
                                                     --------   -----------   --------   --------
INCOME BEFORE INCOME TAXES.........................     8,844        11,663     20,971     35,026
Provision for income taxes.........................     3,964         4,823      8,461     12,601
                                                     --------   -----------   --------   --------
      NET INCOME...................................  $  4,880   $     6,840   $ 12,510   $ 22,425
                                                     ========   ===========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               FISCAL YEAR ENDED
                                                           SIX-MONTHS ENDED        JUNE 30,
                                                             DECEMBER 31,     -------------------
                                                                 1999           1999       1998
                                                           ----------------   --------   --------
OPERATING ACTIVITIES
Net Income...............................................      $  4,880       $ 12,510   $22,425
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation...........................................         5,468          9,440     6,312
  Amortization...........................................         1,608          3,322     1,532
  Deferred income taxes (benefit)........................        (3,503)         4,193       173
  (Gain) loss on disposal of property, plant and
    equipment............................................          (285)           (54)       19
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Trade accounts receivable............................       (11,274)        13,665    (6,254)
    Inventories..........................................         1,340            209    (9,783)
    Prepaid expenses and other assets....................          (570)        (3,102)    1,491
    Accounts payable, accrued expenses and other
      liabilities........................................       (12,493)       (19,655)    5,160
                                                               --------       --------   -------
  Net cash provided by (used in) operating activities....       (14,829)        20,528    21,075
                                                               --------       --------   -------
INVESTING ACTIVITIES
Additions to property, plant and equipment...............        (4,557)        (9,499)   (6,115)
Disposal of property, plant and equipment................           298          1,208       146
Increase in other assets.................................          (912)          (237)     (725)
Business acquisitions, net of cash acquired..............            --        (74,176)  (22,503)
                                                               --------       --------   -------
Net cash used in investing activities....................        (5,171)       (82,704)  (29,197)
                                                               --------       --------   -------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.......................       188,643          4,331     2,957
Payments of long-term debt...............................       (90,157)       (20,646)     (428)
Net intercompany activity with Watts Industries, Inc.....        15,950         79,260     9,104
Partial payment of investments by and from Watts
  Industries, Inc........................................       (96,000)            --        --
                                                               --------       --------   -------
  Net cash provided by financing activities..............        18,436         62,945    11,633
                                                               --------       --------   -------
Effect of exchange rate changes on cash and cash
  equivalents............................................             3           (296)      143
                                                               --------       --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........        (1,561)           473     3,654
Cash and cash equivalents at beginning of year...........         6,714          6,241     2,587
                                                               --------       --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................      $  5,153       $  6,714   $ 6,241
                                                               ========       ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                           CONSOLIDATED STATEMENTS OF

                              SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                          ADDITIONAL              INVESTMENTS BY       OTHER            TOTAL
                                       COMMON STOCK        PAID-IN     RETAINED    AND ADVANCES    COMPREHENSIVE    SHAREHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     EARNINGS     FROM WATTS         INCOME          EQUITY
                                    --------   --------   ----------   --------   --------------   --------------   -------------
BALANCE AT JUNE 30, 1997..........       --     $   --     $     --    $    --       $136,648         $   629         $137,277
Net income........................       --         --           --         --         22,425              --           22,425
Cumulative translation
  adjustment......................       --         --           --         --             --            (150)            (150)
                                                                                                                      --------
Comprehensive income..............                                                                                      22,275
                                                                                                                      --------
Net intercompany activity.........       --         --           --         --          9,104              --            9,104
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT JUNE 30, 1998..........       --         --           --         --        168,177             479          168,656
                                     ------     ------     --------    --------      --------         -------         --------
Net income........................       --         --           --         --         12,510              --           12,510
Cumulative translation
  adjustment......................       --         --           --         --             --          (1,170)          (1,170)
                                                                                                                      --------
Comprehensive income..............                                                                                      11,340
                                                                                                                      --------
Net intercompany activity.........       --         --           --         --         79,260              --           79,260
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT JUNE 30, 1999..........       --         --           --         --        259,947            (691)         259,256
                                     ------     ------     --------    --------      --------         -------         --------
Net income prior to Spin-off......       --         --           --         --          1,487              --            1,487
Net income after Spin-off.........       --         --           --      3,393             --              --            3,393
Cumulative translation
  adjustment......................       --         --           --         --             --            (312)            (312)
                                                                                                                      --------
Comprehensive income..............                                                                                       4,568
                                                                                                                      --------
Partial repayment of advances.....       --         --           --         --        (96,000)             --          (96,000)
Issuance of shares of common stock
  in connection with the
  Spin-off........................   13,237        132           --         --           (132)             --               --
Net intercompany activity.........       --         --           --         --         15,551              --           15,551
Contribution to capital of
  remaining unpaid advances.......       --         --      180,853         --       (180,853)             --               --
Net change in restricted stock
  units...........................       --         --           34         --             --              --               34
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT DECEMBER 31, 1999......   13,237     $  132     $180,887    $ 3,393       $     --         $(1,003)        $183,409
                                     ======     ======     ========    ========      ========         =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

    CIRCOR International, Inc. ("CIRCOR" or the "Company") designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas production, pipeline construction and maintenance; aerospace, military and commercial aircraft; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enables us to address our customers' unique fluid-control application needs. We have two major product groups:
Instrumentation and Fluid Regulation Products and Petrochemical Products.

    The Instrumentation and Fluid Regulation Products Group designs, manufactures and supplies valves and controls for diverse end-uses including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves and regulators. The Instrumentation and Fluid Regulation Products Group includes the following subsidiaries: Circle Seal Corporation (Aerodyne Controls Division), Atkomatic Valve, Circle Seal Controls, Inc. GO Regulator, Inc., Leslie
Controls, Inc., and Spence Engineering Company, Inc.

    The Petrochemical Products Group designs, manufactures and supplies flanged and threaded floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves, gate valves and strainers for use in oil, gas and chemical processing and industrial applications. The Petrochemical Products Group includes the following subsidiaries: Contromatics Industrial Products, Eagle Check Valve, KF Industries, Inc., Pibiviesse S.p.A., Suzhou KF Valve Co., Ltd., SSI Equipment Inc. and Telford Valve and Specialties.

    On October 18, 1999 (the "Spin-off Date"), we became a publicly owned company via a tax-free distribution of our common stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, Watts Industries, Inc. ("Watts"). A description of the Spin-off and certain transactions with Watts is included in Note 3.

(2) ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company for all periods presented. Certain allocations of previously unallocated Watts interest and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation (see Note 3). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR

    Effective July 1, 1999, we changed our fiscal year-end from June 30(th) to December 31(st). Accordingly, the audited financial statements include the results for the six-month period ended December 31, 1999 ("transition period"), and the prior two fiscal years ended June 30, 1999 ("fiscal 1999"), and June 30, 1998 ("fiscal 1998"). In addition to the basic audited financial statements and related notes, unaudited financial

                           CIRCOR INTERNATIONAL, INC.

(2) ACCOUNTING POLICIES (CONTINUED)
information for the six-month period ended December 31, 1998 has been presented to enhance comparability.

REVENUE RECOGNITION

    Revenue is recognized upon shipment, net of a provision for estimated returns and allowances.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are expended when incurred and are included in the operating expense in the Consolidated Statement of Operations.

CASH EQUIVALENTS

    Cash equivalents consist of investments with maturities of three months or less at the date of original issuance.

INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

GOODWILL

    Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. This balance is amortized over 40 years using the straight-line method. We assess the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the average cost of funds.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

    Depreciation is provided on a straight-line basis over the estimated useful lives of the assets which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

LONG-LIVED ASSETS

    Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such instances, the carrying values of long-lived assets are reduced to their estimated fair value, as determined using an appraisal or a discounted cash flow approach, as appropriate.

                           CIRCOR INTERNATIONAL, INC.

(2) ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

    Balance sheet accounts of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Operating accounts are translated at weighted average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of shareholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

EARNINGS PER COMMON SHARE

    Historical earnings per share has been omitted since we were not an independent publicly owned company with a capital structure of our own for any of the periods presented in the accompanying consolidated statement of operations. The computation of pro forma net income per share is included in
Note 15.

STOCK BASED COMPENSATION

    As allowed under Statement of Financial Accounting Standards (SFAS)
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, we account for its stock-based employee compensation plans in accordance with the provisions of APB Opinion
No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

DERIVATIVE FINANCIAL INSTRUMENTS

    We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are recognized when the contracts expire, which is generally in the same time period as the underlying foreign currency denominated transactions.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           CIRCOR INTERNATIONAL, INC.

(2) ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATION OF PRIOR YEARS

    Certain prior-year financial statement amounts have been reclassified to conform to December 31, 1999 presentation.

NEW ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

    Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". We adopted SOP 98-1 and SOP 98-5 on July 1, 1999. The adoption of these statements did not have a material affect on the consolidated financial statements.

(3) SPIN-OFF FROM AND TRANSACTIONS WITH FORMER AFFILIATES

SPIN-OFF AND RELATIONSHIPS AFTER THE SPIN-OFF

    At the Spin-off Date of October 18, 1999, all of our common shares were distributed on a pro-rata basis to the record date holders of Watts common shares at a ratio of one share for each two outstanding Watts shares. After the Spin-off, Watts had no ownership in us. Immediately after the Spin-off, however, certain of our shares were held by the Watts pension trust on behalf of Watts' employees. We have entered into separation and other related agreements (the "Distribution Agreement"), outlined below, governing the Spin-off transaction and our subsequent relationship with Watts. Such agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off.

    The Distribution Agreement provided for, among other things, our assumption of all liabilities relating to industrial, oil and gas businesses of Watts, and the indemnification of Watts with respect to such liabilities. The Distribution Agreement provided that we pay, prior to the Spin-off, $96.0 million to Watts as repayment of certain amounts due to Watts. The net investment by and advances from Watts were preliminarily determined to be approximately $277.0 million at the Spin-off Date. Watts contributed to our capital its remaining unpaid advances of approximately $181.0 million, as provided by the Distribution Agreement. The Distribution Agreement also specifies that Watts make a final determination regarding the net assets of the industrial, oil and gas businesses transferred to us at the Spin-off Date.

    This determination has been preliminarily completed, but is subject to our Agreement. The accompanying consolidated financial statements reflect our estimates, based on available information, of the net assets that should be transferred. The final approved determination could vary from these estimates. Any changes are not expected to materially affect future net income.

    In connection with the Spin-off, Watts received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Spin-off would qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by Watts. We have agreed to certain restrictions on our future actions to provide further assurances that the Spin-off will qualify as a tax-free distribution. Restrictions include, among other things: limitations on the liquidation,

                           CIRCOR INTERNATIONAL, INC.

(3) SPIN-OFF FROM AND TRANSACTIONS WITH FORMER AFFILIATES (CONTINUED) merger or consolidation with another company. Additionally, we have agreed to engage in a public offering of a significant amount of our common stock within one year of the distribution date. If the distribution is held to be taxable for United States federal income tax purposes, Watts and CIRCOR would be joint and severally liable for the resulting Watts' Federal taxes, which could be substantial.

    Under the Distribution Agreement, Watts maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. Watts also maintains full control and absolute discretion regarding common tax audit issues of such entities. Although Watts has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a consistent basis with prior practice, there can be no assurance that determinations so made by Watts would be the same as we would reach, acting on our own behalf.

    The Distribution Agreement specifies methods for allocation of assets, liabilities and responsibilities with respect to certain existing employee compensation and benefit plans and programs. Such allocations have been preliminarily completed for current employees of Watts who became CIRCOR employees at the Spin-off Date. In addition, all vested and unvested Watts options held by our employees were terminated and replaced with CIRCOR options of equivalent value. We have agreed to indemnify Watts as to any employer payroll tax it incurs related to the exercise of such options after the Spin-off. Certain provisions of the Distribution Agreement also governs the transfer of employees between the parties during the transition period ending in 1999. We have also agreed on arrangements between the parties with respect to certain internal software, third-party agreements, telecommunications services and computing services.

ALLOCATIONS AND DETERMINATION OF COMMON COSTS IN HISTORICAL FINANCIAL STATEMENTS

    Prior to the Spin-off, our operations were financed through our operating cash flows, and investments by and advances from Watts. For this reason, our historical financial statements include interest expense on our external debt plus an allocation of interest expense which had not previously been separately allocated by Watts. These interest allocations were based on Watts' weighted average interest rate applied to the average annual balance of investments by and advances from Watts.

    Additionally, our historical financial statements include an allocation of Watts' previously unallocated general and administrative expenses. These allocations were based on our revenue as a percent of Watts' total revenue. The amounts, by year, of the historical allocations described above are as follows:

                                                          JULY 1, 1999
                                                             FISCAL                YEAR ENDED JUNE 30,
                                                             THROUGH            -------------------------
                                                          SPIN-OFF DATE           1999             1998
                                                          -------------         --------         --------
                                                                          (IN THOUSANDS)
General and administrative expenses Allocated...........     $1,678              $5,600           $4,900
Interest expense allocated..............................      1,899               6,455            3,101

    We believe that the bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly owned entity for all periods presented. As noted in the accompanying consolidated balance sheet, our capital structure changed as a result of the Distribution to Watts and bears little relationship to the average net outstanding investments by and advances from Watts. We will be required to add personnel and incur other costs to perform services previously provided by Watts. The full cost

                           CIRCOR INTERNATIONAL, INC.

(3) SPIN-OFF FROM AND TRANSACTIONS WITH FORMER AFFILIATES (CONTINUED) reflective of our capital structure and our personnel complement will be included in our Consolidated Statement of Operations as incurred.

    For periods prior to the Spin-off, income tax expense was calculated, to the extent possible, as if we had filed separate income tax returns. As Watts managed its tax position on a consolidated basis, which takes into account the results of all of its businesses, our effective tax rate in the future could vary significantly from our historical effective tax rates. Our future effective tax rate will be largely dependent on our structure and tax strategies as a separate entity.

OTHER TRANSACTIONS WITH FORMER AFFILIATES

    Prior and subsequent to the Spin-off transaction we conducted business with various other subsidiaries of Watts, under various contracts and agreements. The following table summarizes transactions with these related parties:

                                                                                  FISCAL YEAR ENDED
                                                              SIX-MONTHS ENDED        JUNE 30,
                                                                DECEMBER 31,     -------------------
                                                                    1999           1999       1998
                                                              ----------------   --------   --------
                                                                                   (IN THOUSANDS)
Purchases of inventory......................................       $3,621         $7,484     $7,672
Sale of goods...............................................        2,042          1,366      1,081

(4) BUSINESS ACQUISITIONS

    During fiscal 1999, we acquired Hoke, Inc. ("Hoke"), a multinational manufacturer of industrial valves and fittings, for approximately $85.0 million including assumption of debt. The following table reflects unaudited pro forma consolidated results on the basis that the Hoke acquisition had taken place and was recorded at the beginning of the fiscal year for each of the periods presented:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------
                                                                1999              1998
                                                              ---------         ---------
                                                                    (IN THOUSANDS)
Net revenues................................................  $326,707          $358,191
Net income..................................................    12,436            19,365

    In our opinion the unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or at the beginning of fiscal 1999 or of future operations of the consolidated companies under our ownership and management.

    As allowed in the Purchase Agreement, we have initiated an arbitration proceeding against the former shareholders of Hoke to recover a portion of the purchase price based on alleged misrepresentations made by the former shareholders and errors in the financial information provided us.

    Additionally, in connection with the Hoke acquisition, we implemented a plan to integrate certain of Hoke's operations and activities into our existing operations. This plan included the closure of Hoke's headquarters facility and relocation of certain manufacturing operations to other CIRCOR facilities. As a result of this plan, it is anticipated that 170 former Hoke employees will be involuntarily terminated (166

                           CIRCOR INTERNATIONAL, INC.

(4) BUSINESS ACQUISITIONS (CONTINUED)
employees have been involuntarily terminated to date). Details of costs recorded as part of the acquisition for the integration activities and the related activity to date are as follows:

                                                                                     BALANCE AT
                                                              ORIGINAL              DECEMBER 31,
                                                              ACCRUAL    ACTIVITY       1999
                                                              --------   --------   ------------
                                                                        (IN THOUSANDS)
Employee severance and related benefits.....................   $3,167     $2,839        $328
Relocation of employees.....................................       45          6          39
Other exit costs............................................    1,365      1,365          --
                                                               ------     ------        ----
                                                               $4,577     $4,210        $367
                                                               ======     ======        ====

    Additionally, during the six-month period ended December 31, 1999 costs of $749,000 were incurred to relocate certain Hoke manufacturing equipment to our other manufacturing facilities. These costs are included in cost of revenues and selling, general and administrative expense.

    During fiscal 1999, we also acquired SSI Equipment Inc. of Burlington, Ontario, Canada, and GO Regulator, Inc. of San Dimas, California. In fiscal 1998 we acquired Telford Valve and Specialties, Inc. of Edmonton, Alberta, Canada, Atkomatic Valve Company, located in Indianapolis, Indiana and Aerodyne Controls Corp. of Ronkonkoma, New York. All of these acquired companies are valve manufacturers and the aggregate purchase price of these acquisitions was approximately $33.4 million. The goodwill which resulted from these acquisitions is being amortized on a straight-line basis over a 40-year period.

    All acquisitions have been accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Had these acquisitions, other than Hoke, occurred at the beginning of fiscal year 1999 or 1998, the effect on operating results would not have been material.

(5) INVENTORIES

    Inventories consist of the following:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Raw materials...............................................    $ 42,701     $ 45,098   $32,874
Work in process.............................................      27,466       23,087    25,970
Finished goods..............................................      37,165       40,725    30,944
                                                                --------     --------   -------
                                                                $107,332     $108,910   $89,788
                                                                ========     ========   =======

                           CIRCOR INTERNATIONAL, INC.

(6) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                                 JUNE 30,
                                                            DECEMBER 31,   ---------------------
                                                                1999         1999        1998
                                                            ------------   ---------   ---------
                                                                       (IN THOUSANDS)
Land......................................................    $   6,225    $   6,222   $   4,445
Buildings and improvements................................       27,665       26,022      22,041
Machinery and equipment...................................      111,470      105,085      85,881
Construction in progress..................................        1,724        6,548       2,106
                                                              ---------    ---------   ---------
                                                                147,084      143,877     114,473
Accumulated depreciation..................................      (71,930)     (67,195)    (58,491)
                                                              ---------    ---------   ---------
                                                              $  75,154    $  76,682   $  55,982
                                                              =========    =========   =========

(7) INCOME TAXES

    The significant components of our deferred income tax liabilities and assets are as follows:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Deferred income tax liabilities:
  Excess tax over book depreciation.........................    $  6,965     $  6,819   $  5,373
  Inventory.................................................       3,577        3,327      3,437
  Other.....................................................         914          620        837
                                                                --------     --------   --------

    Total deferred income tax liabilities...................      11,456       10,766      9,647
                                                                --------     --------   --------

Deferred income tax assets:
  Accrued expenses..........................................       5,727        5,554      1,849
  Net operating loss carryforward...........................         529          716         --
  Cost basis differences in intangible assets...............       2,499           --         --
  Other.....................................................       7,333        5,649      3,770
                                                                --------     --------   --------
    Total deferred income tax assets........................      16,088       11,919      5,619

  Valuation allowance.......................................          --           --         --
                                                                --------     --------   --------
    Net deferred income tax assets..........................      16,088       11,919      5,619
                                                                --------     --------   --------
Net deferred income tax asset (liability)...................    $  4,632     $  1,153   $ (4,028)
                                                                ========     ========   ========

The above components of deferred income taxes are classified in the respective consolidated balance sheet as follows:
  Net current deferred income tax assets....................    $  9,794     $  8,592   $  2,182
  Net non-current deferred income tax liabilities...........      (5,162)      (7,439)    (6,210)
                                                                --------     --------   --------
    Net deferred income tax asset (liability)...............    $  4.632     $  1,153   $ (4,028)
                                                                ========     ========   ========

                           CIRCOR INTERNATIONAL, INC.

(7) INCOME TAXES (CONTINUED)
    The provision for income taxes is based on the following pre-tax income:

                                                                                  FISCAL YEAR ENDED
                                                     SIX-MONTHS ENDED                 JUNE 30,
                                                       DECEMBER 31,           -------------------------
                                                           1999                 1999             1998
                                                     ----------------         --------         --------
                                                                       (IN THOUSANDS)
Domestic...........................................       $6,587              $14,011          $22,864
Foreign............................................        2,257                6,960           12,162
                                                          ------              -------          -------
                                                          $8,844              $20,971          $35,026
                                                          ======              =======          =======

    The provision for income taxes consists of the following:

                                                                                   FISCAL YEAR ENDED
                                                      SIX-MONTHS ENDED                 JUNE 30,
                                                        DECEMBER 31,           -------------------------
                                                            1999                 1999             1998
                                                      ----------------         --------         --------
                                                                        (IN THOUSANDS)
Current tax expense (benefit):
  Federal...........................................       $(1,360)             $  173          $ 7,156
  Foreign...........................................         1,272               2,408            3,085
  State.............................................           244                  26            1,678
                                                           -------              ------          -------
                                                               156               2,607           11,919
                                                           -------              ------          -------

Deferred tax expense (benefit):
  Federal...........................................         3,798               4,684              599
  Foreign...........................................          (366)                613              (22)
  State.............................................           376                 557              105
                                                           -------              ------          -------
                                                             3,808               5,854              682
                                                           -------              ------          -------
                                                           $ 3,964              $8,461          $12,601
                                                           =======              ======          =======

    Actual income taxes reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

                                                                                   FISCAL YEAR ENDED
                                                      SIX-MONTHS ENDED                 JUNE 30,
                                                        DECEMBER 31,           -------------------------
                                                            1999                 1999             1998
                                                      ----------------         --------         --------
                                                                        (IN THOUSANDS)
Computed expected federal income tax expense........       $3,095               $7,340          $12,259
State income taxes, net of federal tax benefit......          403                  416              703
Goodwill amortization...............................          375                  806              284
Foreign tax rate differential.......................          115                  384           (1,124)
Other, net..........................................          (24)                (485)             479
                                                           ------               ------          -------
                                                           $3,964               $8,461          $12,601
                                                           ======               ======          =======

    Undistributed earnings of our foreign subsidiaries amounted to $4,735,000 at December 31, 1999, and $3,217,000 and $831,000 at June 30, 1999 and 1998,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we will be

                           CIRCOR INTERNATIONAL, INC.

(7) INCOME TAXES (CONTINUED)
subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $250,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1999. We made income tax payments of $2,690,000 during the six-month period ended December 31, 1999, and $4,716,000 and $4,282,000 in fiscal years 1999 and 1998, respectively.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Commissions and sales incentive payable.....................     $ 3,895     $ 4,272    $ 2,846
Acquisition related costs...................................       1,068       4,708      1,507
Insurance...................................................       2,875       2,414      1,497
Other.......................................................       7,329       5,204      7,478
                                                                 -------     -------    -------
  Total.....................................................     $15,167     $16,598    $13,328
                                                                 =======     =======    =======

(9) FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Senior unsecured notes, maturing in 2006, at a fixed
  interest rate of 8.23%....................................    $ 75,000     $    --    $    --
Revolving line of credit, maturing in 2003, at a variable
  interest rate (7.57% at December 31, 1999)................      32,000          --         --
Industrial revenue bonds, maturing in varying amounts
  through 2020, at a variable interest rate (5.45% at
  December 31, 1999, and 3.88% and 3.60% at June 30, 1999
  and 1998, respectively)...................................      12,265      12,540     12,265
Term Loan, at a variable interest rate (8.50% at June 30,
  1999).....................................................          --       4,658         --
Capital lease obligations, at varying interest rates ranging
  from 9.26% to 18.50%......................................         596       4,081         --
Other borrowings, at varying interest rates ranging from
  6.15% to 10.25%...........................................       5,266       5,303      3,488
                                                                --------     -------    -------
  Total long-term debt......................................     125,127      26,582     15,753
Less: current portion.......................................       2,260       4,178      2,977
                                                                --------     -------    -------
  Total long-term debt, less current portion................    $122,867     $22,404    $12,776
                                                                ========     =======    =======

    On October 18, 1999, we entered into a $75.0 million unsecured revolving credit facility maturing in 2003. Under the credit facility agreement we are required to pay a facility fee of 0.35% per annum, and are

                           CIRCOR INTERNATIONAL, INC.

(9) FINANCING ARRANGEMENTS (CONTINUED)
able to borrow at various interest rates based on either the Euro dollar rate plus 1.5%, prime, or a competitive money market rate specified by the lender. On October 19, 1999, we also issued $75.0 million of unsecured notes maturing in 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by and advances from Watts and the outstanding balance under the term loan agreement.

    At December 31, 1999, we had $43.0 million available from the unsecured credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

    Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to enter into secured borrowing arrangements.

    Principal payments during each of the next five fiscal years are due as follows (in thousands): 2000-$2,260; 2001-$144; 2002-$15,961; 2003-$47,482; and
2004-$15,910 and $43,370 thereafter. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

(10) STOCK-BASED COMPENSATION

    During the transition period, the 1999 Stock Option and Incentive Plan (the "1999 Stock Plan") was adopted by our Board of Directors. Generally, the 1999 Stock Plan permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards, stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan can have varying vesting provisions and exercise periods. Options granted subsequent to the Spin-off vest in periods ranging from 1 to 7 years and expire 10 years after grant.

    The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors' fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized to compensation expense ratably over the vesting period.

    At the Spin-off Date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options ("replacement options"). The vesting dates and exercise periods of the options were not affected by the replacement. Based on their original Watts grant date, CIRCOR replacement options vest during the 1999 to 2003 time period and expire 10 years after grant of the original Watts options. Additionally, at the Spin-off Date vested and non-vested Watts restricted stock units held by our employees were converted into comparable restricted stock units based on our common stock and will be payable in shares of our common stock. At December 31, 1999, 134,649 restricted stock units were outstanding.

                           CIRCOR INTERNATIONAL, INC.

(10) STOCK-BASED COMPENSATION (CONTINUED)

    Had compensation cost for all our option grants subsequent to the Spin-off to employees and non-employee directors been determined consistent with SFAS 123, our net income for the six-month period ended December 31, 1999 would have decreased from $4,880,000 to $4,799,000. The pro forma net income may not be representative of future disclosures of pro forma net income since the estimated fair value of stock options is amortized to expense over the vesting period, which was only a partial year in the transition period, and additional options may be granted in varying quantities in future years. SFAS 123 pro forma income per share data is not meaningful as we were not an independent, publicly owned company prior to the Spin-off.

    The fair value of each option grant made subsequent to the Spin-off was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the transition period:

Risk-free interest rate.....................................     6.1%
Expected life (years).......................................       5
Expected stock volatility...................................    15.0%
Expected dividend yield.....................................     1.5%

    A summary of the status of all options granted to employees and non-employee directors at December 31, 1999, and changes during the six-month period then ended is presented in the table below:

                                                                    DECEMBER 31, 1999
                                                              ------------------------------
                                                                OPTIONS     WEIGHTED AVERAGE
                                                              (THOUSANDS)    EXERCISE PRICE
                                                              -----------   ----------------
Options outstanding at June 30, 1999........................        --           $   --
Replacement of Watts options................................       627            10.60
Granted.....................................................       398            10.13
Exercised...................................................        --               --
Forfeited...................................................        --               --
                                                                 -----
Options outstanding at December 31, 1999....................     1,025            10.43
                                                                 -----
Options exercisable at December 31, 1999....................       359            10.67
                                                                 -----
Weighted average fair value of options granted..............     $2.37
                                                                 =====

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      -----------------------------------   ------------------------------
                                      WEIGHTED AVERAGE
  RANGE OF EXERCISE       OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
       PRICES           (THOUSANDS)   CONTRACTUAL LIFE    EXERCISE PRICE    (THOUSANDS)    EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
8$.04- 9.21.........         180            5.9               $ 8.34            127            $ 8.32
9.43-10.38.........          527            9.5                 9.94             27              9.43
11.00-11.96........          103            5.8                11.84             78             11.90
12.15-12.98........          215            6.7                12.71            127             12.53
                           -----                                                ---
8.04-12.98.........        1,025            7.9                10.43            359             10.67
                           =====                                                ===

                           CIRCOR INTERNATIONAL, INC.

(11) EMPLOYEE BENEFIT PLANS

    We sponsor a defined benefit pension plan covering substantially all of our domestic non-union employees. Benefits are based primarily on years of service and employees' compensation. Our funding policy for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Prior to the Spin-off, the participants in the plan were covered by plans with similar benefits, sponsored by Watts. Under an agreement with Watts, we have assumed or retained pension liabilities related to substantially all of our participants. Assets of the Watts plans have been allocated, in accordance with regulatory rules, between the Watts plans and our plan.

    Additionally, substantially all of our domestic non-union employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

    The components of net benefit expense are as follows:

                                                                                    FISCAL YEAR ENDED
                                                       SIX-MONTHS ENDED                 JUNE 30,
                                                         DECEMBER 31,           -------------------------
                                                             1999                 1999             1998
                                                       ----------------         --------         --------
                                                                 )                          (IN THOUSANDS
COMPONENTS OF NET BENEFIT EXPENSE
Service cost--benefits earned........................        $526                $1,085           $  786
Interest cost on benefits obligation.................         298                   531              459
Estimated return on assets...........................        (330)                 (654)            (443)
                                                             ----                ------           ------
                                                              494                   962              802
Defined contribution plans...........................         203                   216              210
                                                             ----                ------           ------
  Total net benefits expense.........................        $697                $1,178           $1,012
                                                             ====                ======           ======

                           CIRCOR INTERNATIONAL, INC.

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Balance at beginning of period............................     $ 8,014     $ 7,021    $ 5,035
  Service cost..............................................         526       1,085        786
  Interest cost.............................................         298         531        459
  Actuarial gain (loss).....................................         267        (623)       624
  Amendments................................................          --          --        117
                                                                 -------     -------    -------
    Balance at end of period................................       9,105       8,014      7,021
                                                                 -------     -------    -------
CHANGE IN FAIR VALUE OF PLAN ASSETS
  Balance at beginning of period............................       7,173       6,459      4,784
  Actual return on assets...................................         650         595      1,323
  Employer contributions....................................          --         119        352
                                                                 -------     -------    -------
    Fair value of plan assets at end of period..............       7,823       7,173      6,459
                                                                 -------     -------    -------
FUNDED STATUS
  Plan assets less than benefit obligation..................      (1,282)       (841)      (562)
  Unrecognized transition obligation........................        (264)       (257)      (313)
  Unrecognized prior service cost...........................         353         207        229
  Unrecognized actuarial gain (loss)........................        (298)     (1,047)      (450)
                                                                 -------     -------    -------
    Net accrued benefit cost................................     $(1,491)    $(1,938)   $(1,096)
                                                                 =======     =======    =======

    The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
Discount rate...............................................      7.75%        7.00%      7.00%
Expected return on plan assets..............................      9.00%        9.00%      9.00%
Rate of compensation increase...............................      5.00%        5.00%      5.00%

(12) CONTINGENCIES AND ENVIRONMENTAL REMEDIATION

CONTINGENCIES

    We are subject to pending or threatened lawsuits and proceedings or claims arising from the ordinary course of operations. Reserves have been established which management presently believes are adequate in light of probable and estimable exposure to the pending or threatened litigation of which it has knowledge. Such contingencies are not expected to have a material effect on our financial position, results of operations, or liquidity.

                           CIRCOR INTERNATIONAL, INC.

(12) CONTINGENCIES AND ENVIRONMENTAL REMEDIATION (CONTINUED)
ENVIRONMENTAL REMEDIATION

    We have been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Our accrued estimated environmental liabilities are based on assumptions which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We estimate that accrued environmental remediation liabilities will likely be paid over the next five to ten years. Such environmental remediation contingencies are not expected to have a material effect on our financial position, results of operation, or liquidity.

OPERATING LEASE COMMITMENTS

    Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities are (in thousands): $3,236 in 2000, $2,617 in 2001, $1,791 in 2002, $1,665 in 2003, $1,568 in 2004 and $3,985 for years thereafter. Rental expense amounted to (in thousands): $1,482 during the six-month period ended December 31, 1999, and $3,358 and $1,372 during the years ended June 30, 1999 and 1998, respectively.

(13) FINANCIAL INSTRUMENTS

FAIR VALUE

    The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is $74.5 million December 31, 1999. The fair value of the Company's variable rate debt approximates its carrying value.

USE OF DERIVATIVES

    We use foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1998, there were no significant amounts of open foreign currency forward exchange contracts or related unrealized gains or losses. At June 30, 1999, we had forward contracts to buy foreign currencies with a face value of $9.0 million. These contracts matured on various dates between July 1999 and January 2000 and had a negative fair market value of $632,000 at June 30, 1999. At December 31, 1999, we had forward contracts to buy foreign currencies with a face value $4.8 million. These contracts mature on various dates between January 2000 and June 2000 and had a negative fair market value of $228,000 at December 31, 1999. The

                           CIRCOR INTERNATIONAL, INC.

(13) FINANCIAL INSTRUMENTS (CONTINUED)
counterparties to these contracts are major financial institutions. The risk of loss to the Company in the event of non-performance by a counterparty is not significant.

(14) SEGMENT INFORMATION

    The following table presents certain operating segment information:

                                           INSTRUMENTATION &
                                           FLUID REGULATION    PETROCHEMICAL    CORPORATE    CONSOLIDATED
                                               PRODUCTS          PRODUCTS      ADJUSTMENTS      TOTAL
                                           -----------------   -------------   -----------   ------------
                                                                   (IN THOUSANDS)
SIX-MONTHS ENDED DECEMBER 31, 1999
Net Revenues.............................      $ 84,148          $ 72,223        $    --       $156,371
Operating income (loss)..................        10,253             6,332         (2,739)        13,846
Identifiable assets......................       212,328           141,773         12,984        367,085
Capital expenditures.....................         1,822             2,258            477          4,557
Depreciation and amortization............         4,412             2,566             98          7,076

FISCAL YEAR ENDED JUNE 30, 1999
Net Revenues.............................      $175,444          $147,633        $    --       $323,077
Operating income (loss)..................        24,844            10,323         (5,617)        29,550
Identifiable assets......................       136,328           218,732          3,983        359,043
Capital expenditures.....................         6,592             2,907             --          9,499
Depreciation and amortization............         7,939             4,823             --         12,762

FISCAL YEAR ENDED JUNE 30, 1998
Net Revenues.............................      $110,332          $178,637        $    --       $288,969
Operating income (loss)..................        17,883            25,256         (4,948)        38,191
Identifiable assets......................        97,245           153,186          3,046        253,477
Capital expenditures.....................         1,586             4,529             --          6,115
Depreciation and amortization............         3,611             4,233             --          7,844

------------------------

(1) unaudited

    Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note 1 for further discussion of the products included in each segment.

    In calculating profit from operations for individual operating segments, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net revenues basis. Certain headquarters expenses of an operational nature also are allocated to segments and geographic areas.

                           CIRCOR INTERNATIONAL, INC.

(14) SEGMENT INFORMATION (CONTINUED)
    All intercompany transactions have been eliminated, and inter-segment revenues are not significant.

                                                                              FISCAL YEAR ENDED
                                                          SIX-MONTHS ENDED        JUNE 30,
                                                            DECEMBER 31,     -------------------
NET REVENUES BY GEOGRAPHIC AREA                                 1999           1999       1998
-------------------------------                           ----------------   --------   --------
                                                                      (IN THOUSANDS)
United States...........................................      $ 95,155       $189,193   $196,927
Italy...................................................         2,280         42,491     49,708
Canada..................................................        16,094         27,830     23,783
Other...................................................        42,842         63,563     18,551
                                                              --------       --------   --------
  Total revenues........................................      $156,371       $323,077   $288,969
                                                              ========       ========   ========

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA                              1999         1999       1998
------------------------------------                          ------------   --------   --------
                                                                        (IN THOUSANDS)
United States...............................................     $64,193     $64,773    $43,916
Italy.......................................................       3,770       4,254      4,942
Canada......................................................       2,439       2,671      1,154
Other.......................................................       4,752       4,984      5,970
                                                                 -------     -------    -------
  Total long-lived assets...................................     $75,154     $76,682    $55,982
                                                                 =======     =======    =======

                           CIRCOR INTERNATIONAL, INC.

(15) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    As discussed in Note 3, we became an independent publicly owned company on October 18, 1999 as a result of a spin-off from Watts. The following unaudited pro forma financial information presents a summary of the consolidated results of operations as if the Spin-off and related transactions had occurred at the beginning of the periods presented (in thousands, except per share amounts):

                                                               SIX-MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net income as reported......................................   $4,880     $6,840
Pro forma adjustments:
  Incremental administrative expenses (a)...................      (61)      (126)
  Incremental interest expenses (b).........................     (322)      (519)
  Income tax effect of pro forma adjustments (c)............      153        258
                                                               ------     ------
    Net pro forma adjustments...............................     (230)      (387)
                                                               ------     ------
Pro forma net income........................................   $4,650     $6,453
                                                               ======     ======
Basic earnings per share: (d)
  Before pro forma adjustments..............................   $ 0.37     $ 0.51
  Impact of pro forma adjustments...........................    (0.02)     (0.03)
                                                               ------     ------
    Pro forma basic earnings per share......................   $ 0.35     $ 0.48
                                                               ======     ======
Diluted earnings per share: (d)
  Before pro forma adjustments..............................   $ 0.37     $ 0.51
  Impact of pro forma adjustments...........................    (0.02)     (0.03)
                                                               ------     ------
    Pro forma diluted earnings per share....................   $ 0.35     $ 0.48
                                                               ======     ======

------------------------

(a) To record estimated additional administrative expenses that would have been incurred by CIRCOR as a publicly held, independent company. We would have incurred additional compensation and related costs for employees to perform functions that have been performed by Watts' corporate headquarters (treasury, investor relations, regulatory compliance, risk management, etc.). We would have also incurred additional amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities.

(b) To record estimated incremental interest expense for estimated outstanding borrowings under the CIRCOR credit facility and from the issuance of senior unsecured notes. The borrowings under the credit facility and senior unsecured notes are assumed to bear an annualized interest rate, including amortization of related fees, of 7.3% for the six-month period ended December 31, 1999, and 8.5% for the six-month period ended December 31, 1998 and the fiscal years ended June 30, 1999 and 1998. These interest rates represent management's best estimate of the available rates for borrowings under similar facilities. Net income as reported includes an allocation of Watts' interest expense based on Watts' weighted average interest rate applied to the average balance of investments by and advances to CIRCOR.

(c) To record the income tax benefit attributable to adjustments (a) and (b) at a combined Federal and state tax rate of 40.0%.

                           CIRCOR INTERNATIONAL, INC.

(15) PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
(d) The number of shares used to calculate pro forma earnings per share for the six-months ended December 31, 1999 assumes the spin-off transaction occurred at July 1, 1999. The number of shares used to calculate pro forma earnings per share for the six-months ended December 31, 1998 is based on the weighted average common stock and common stock equivalents outstanding used by Watts to determine earnings per share for that period, adjusted in accordance with the distribution ratio (see Note 3).
    Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 10).
    Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share amounts):

                                                                 SIX-MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                           1999                                1998
                                             ---------------------------------   ---------------------------------
                                             PRO FORMA               PER SHARE   PRO FORMA               PER SHARE
                                             NET INCOME    SHARES     AMOUNT     NET INCOME    SHARES     AMOUNT
                                             ----------   --------   ---------   ----------   --------   ---------
Basic EPS..................................    $4,650      13,229      $0.35       $6,453      13,468      $0.48
Dilutive securities, principally common
  stock options............................        --          86         --           --          52         --
                                               ------      ------      -----       ------      ------      -----
Diluted EPS................................    $4,650      13,315      $0.35       $6,453      13,520      $0.48
                                               ======      ======      =====       ======      ======      =====

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FIRST      SECOND       THIRD      FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                          ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
SIX-MONTHS ENDED DECEMBER 31, 1999
  Net revenues..........................................   $77,713     $78,658         N/A         N/A
  Gross profit..........................................    23,139      25,403         N/A         N/A
  Net income............................................     1,688       3,192         N/A         N/A

  Pro forma earnings per share:
    Basic...............................................      0.11        0.24         N/A         N/A
    Diluted.............................................      0.11        0.24         N/A         N/A
  Dividends per share...................................        --          --         N/A         N/A

FISCAL YEAR ENDED JUNE 30, 1999
  Net revenues..........................................   $80,997     $85,089     $79,234     $77,757
  Gross profit..........................................    25,830      26,563      25,867      26,466
  Net income............................................     3,706       3,134       2,493       3,177

FISCAL YEAR ENDED JUNE 30, 1998
  Net revenues..........................................   $67,891     $67,624     $75,719     $77,735
  Gross profit..........................................    22,805      23,274      25,267      23,311
  Net income............................................     5,589       5,291       6,077       5,468

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           CIRCOR INTERNATIONAL, INC.

                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                COLUMN A                    COLUMN B           COLUMN C             COLUMN D     COLUMN E
                                                               ADDITIONS
                                                        -----------------------
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO     OTHER                      BALANCE
                                           BEGINNING    COSTS AND    ACCOUNTS--    DEDUCTIONS     AT END
               DESCRIPTION                 OF PERIOD     EXPENSES     DESCRIBE    DESCRIBE (1)   OF PERIOD
----------------------------------------------------------------------------------------------------------
Six-months ended December 31, 1999
Deducted from asset account:
  Allowance for doubtful accounts........    $2,949        $483             --        $749        $2,683

Fiscal year ended June 30, 1999
Deducted from asset account:
  Allowance for doubtful accounts........    $2,092        $106      $1,259 (2)       $508        $2,949

Fiscal year ended June 30, 1998
Deducted from asset account:
  Allowance for doubtful accounts........    $1,709        $493      $  208 (2)       $318        $2,092

------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Balance acquired in connection with acquisition of SSI Equipment Inc. and Hoke, Inc. in 1999, and Telford Valve and Specialties, Inc. in 1998.