Form 10-Q
period 2000-03-31
CIRCOR INTERNATIONAL INC
filed 2000-05-15
CIK 1091883

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 1-14962
                                   ----------

                           CIRCOR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            04-3477276
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)

    35 CORPORATE DRIVE, BURLINGTON, MA                           01803-4230
  (Address of principal executive offices)                       (Zip Code)

  (Registrant's telephone number, including area code):         (781) 270-1200

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------             -----------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE
 PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2000, there were 13,236,877 shares of the Registrant's Common Stock outstanding.


================================================================================

                        CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION

               Item 1.  Consolidated Financial Statements

                        Consolidated Balance Sheets for March 31, 2000 and
                        December 31, 1999                                               3

                        Consolidated Statements of Operations for the Three-
                        Months Ended March 31, 2000 and 1999                            4

                        Consolidated Statements of Cash Flows for the Three-
                        Months Ended March 31, 2000 and 1999                            5

                        Pro Forma Consolidated Statement of Operations
                        for the Three-Months Ended March 31, 1999                       6

                        Notes to Consolidated Financial Statements                     7-9

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                  9-13

PART II.       OTHER INFORMATION

               Item 1.  Legal Proceedings                                             13-14

               Item 6.  Exhibits and Reports on Form 8-K                                14

               Signatures                                                               15

               Exhibit Index                                                            16

                        Exhibit 27    Financial Data Schedule Filed for the Periods
                                      Ended March 31, 2000 and 1999                     17

                        Exhibit 27.1  Amended Financial Data Schedule for
                                      December 31, 1999                                 18

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              MARCH 31, 2000  DECEMBER 31, 1999
                                                                              --------------  -----------------
                                                                                (UNAUDITED)       (AUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents ...................................................   $   8,279    $   5,153
 Trade accounts receivable, less allowance for doubtful accounts
                of $2,908 and $2,683, respectively ...........................      62,492       60,916
 Inventories .................................................................     107,552      107,332
 Other current assets ........................................................      15,457       16,800
                                                                                 ---------    ---------
   Total Current Assets ......................................................     193,780      190,201

Property, Plant and Equipment, Net ...........................................      73,580       75,154

Other Assets:
 Goodwill, net of accumulated amortization of $12,393 and $11,775,
    respectively .............................................................      95,871       96,488
 Other assets ................................................................       5,037        5,242
                                                                                 ---------    ---------
Total Assets .................................................................   $ 368,268    $ 367,085
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................................   $  21,853    $  21,172
 Other current liabilities ...................................................      20,373       19,069
 Current portion of long-term debt ...........................................       2,693        2,260
                                                                                 ---------    ---------
   Total Current Liabilities .................................................      44,919       42,501

Long-Term Debt, Net of Current Portion .......................................     118,698      122,867
Other noncurrent liabilities .................................................      18,691       18,308
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized; no
      shares issued and outstanding ..........................................        --           --
 Common stock, $.01 par value; 29,000,000 shares authorized;
   13,236,877 issued and outstanding .........................................         132          132
       Additional paid-in capital ............................................     180,932      180,887
       Retained earnings .....................................................       6,579        3,393
       Accumulated other comprehensive income ................................      (1,683)      (1,003)
                                                                                 ---------    ---------
                Total Shareholders' equity ...................................     185,960      183,409
                                                                                 ---------    ---------
Total Liabilities and Shareholders' Equity ...................................   $ 368,268    $ 367,085
                                                                                 =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE THREE-MONTHS ENDED
                                                                    -------------------------------
                                                                    MARCH 31, 2000   MARCH 31, 1999
                                                                    --------------   --------------
Net revenues ......................................................   $ 81,836         $ 79,234
Cost of revenues ..................................................     55,371           53,367
                                                                      --------         --------
   GROSS PROFIT ...................................................     26,465           25,867
Selling, general and administrative expenses ......................     17,937           18,982
                                                                      --------         --------
   OPERATING INCOME ...............................................      8,528            6,885
                                                                      --------         --------

Other (income) expense:
   Interest income ................................................       (101)             (70)
   Interest expense ...............................................      2,726            2,616
   Other, net .....................................................        503               68
                                                                      --------         --------
                                                                         3,128            2,614
                                                                      --------         --------
INCOME BEFORE INCOME TAXES ........................................      5,400            4,271
Provision for income taxes ........................................      2,214            1,778
                                                                      --------         --------
   NET INCOME .....................................................   $  3,186         $  2,493
                                                                      ========         ========

Basic earnings per share
   Income per share ...............................................   $   0.24             *
   Weighted average number of shares ..............................     13,237             *

Diluted earnings per share

   Income per share ...............................................   $   0.24             *
   Weighted average numbered shares ...............................     13,486             *

* - See Notes 6 and 7 of the Consolidated Financial Statements

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                                              THREE-MONTHS ENDED
                                                                      ------------------------------------
                                                                      MARCH 31, 2000        MARCH 31, 1999
                                                                      --------------        --------------
OPERATING ACTIVITIES
 Net Income........................................................     $  3,186                $ 2,493
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation.................................................        2,690                  2,175
      Amortization.................................................          681                    922
      (Gain) on disposal of property, plant and equipment..........           (4)                   (10)
      Changes in operating assets and liabilities, net of effects from business acquisitions:
           Trade accounts receivable...............................       (2,007)                 1,951
           Inventories.............................................         (596)                  (595)
           Prepaid expenses and other current assets...............        1,375                    435
           Accounts payable, accrued expenses and other liabilities.       2,845                 (8,575)
                                                                        --------                -------
      Net cash provided by (used in) operating activities..........        8,170                 (1,204)
                                                                        --------                -------

INVESTING ACTIVITIES
 Additions to property, plant and equipment........................       (1,272)                (2,000)
 Disposal of property, plant and equipment.........................            5                     63
 (Increase) decrease in other assets...............................          (75)                     9
 Business acquisitions, net of cash acquired.......................            -                   (677)
                                                                        --------                -------
      Net cash provided by investing activities....................       (1,342)                (2,605)
                                                                        --------                -------

FINANCING ACTIVITIES
 Proceeds from long-term borrowings................................        6,847                    140
 Payments of long-term debt........................................      (10,534)                (8,286)
 Net intercompany activity with Watts Industries, Inc..............           --                 12,485
                                                                        --------                -------
      Net cash provided by (used in) financing activities..........       (3,687)                 4,339
                                                                        --------                -------
 Effect of exchange rate changes on cash and cash equivalents......          (15)                  (309)
                                                                        --------                -------

INCREASE IN CASH AND CASH EQUIVALENTS...................                   3,126                    221
Cash and cash equivalents at beginning of period...................        5,153                  4,090
                                                                        --------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................     $  8,279                $ 4,311
                                                                        ========                =======


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE-MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          PRO FORMA
                                              HISTORICAL  ADJUSTMENTS  PRO FORMA
                                              ----------  -----------  ---------
Net revenues ...............................   $ 79,234    $     --    $ 79,234
Cost of revenues ...........................     53,367          --      53,367
                                               --------    --------    --------
   GROSS PROFIT ............................     25,867                  25,867
Selling, general and administrative
   expenses ................................     18,982          63      19,045
                                               --------    --------    --------
   OPERATING INCOME ........................      6,885         (63)      6,822
Other (income) expense:
   Interest income .........................        (70)         --         (70)
   Interest expense ........................      2,616         277       2,893
   Other, net ..............................         68          --          68
                                               --------    --------    --------
                                                  2,614         277       2,891
                                               --------    --------    --------
INCOME BEFORE INCOME TAXES .................      4,271        (340)      3,931
Provision for income taxes .................      1,778        (136)      1,642
                                               --------    --------    --------

   NET INCOME ..............................   $  2,493    $   (204)   $  2,289
                                               ========    ========    ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.
         See Note 7 for an explanation of pro forma earnings per share.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of CIRCOR International, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Form 10-K of CIRCOR International, Inc. (the "Company") for the six-months ended December 31, 1999, our fiscal year end.

         On October 15, 1999, we completed the spin-off from our former parent, Watts Industries, Inc., and began to operate as an independent public company. Additionally, we announced that we would change our fiscal year from June 30th to December 31st. The following discussion is based upon the three-month period ending March 31, 2000. Additionally, comparisons to prior year periods pertain to the historical results of these operations under Watts, including certain allocations of interest and general and administrative expenses, which later were transferred to CIRCOR in connection with the spin-off. See Note 7 of the Consolidated Financial Statements.

         In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. Effective July 1, 1999, we changed our fiscal year end from June 30th to December 31st.

         The accompanying consolidated financial statements present our financial position, results of operations and cash flows on a historical carve out basis up to and including December 31, 1999, and subsequently as if we had been an independent, publicly owned company. Certain allocations of previously unallocated interest of Watts Industries, Inc. (Watts) and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation (see Note 7). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)      NEW ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

         Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". We adopted SOP 98-1 and SOP 98-5 on July 1, 1999. The adoption of these statements did not have a material affect the consolidated financial statements.

(3)      INVENTORIES

         Inventories consist of the following (IN THOUSANDS):

                               MARCH 31, 2000          DECEMBER 31, 1999
                               --------------          -----------------
                                (UNAUDITED)                (AUDITED)

         Raw materials            $ 43,030                 $ 42,701
         Work in process            31,259                   27,466
         Finished goods             33,263                   37,165
                                  --------                 --------
                                  $107,552                 $107,332
                                  ========                 ========

(4)      SEGMENT INFORMATION

         The following table presents certain operating segment information (unaudited):

                                               INSTRUMENTATION
                                                  & FLUID
                                                 REGULATION       PETROCHEMICAL     CORPORATE       CONSOLIDATED
                                                   PRODUCTS          PRODUCTS       ADJUSTMENTS        TOTAL
                                               ----------------   -------------     -----------     ------------
                                                                            (IN THOUSANDS)
  THREE-MONTHS ENDED MARCH 31, 2000
  Net Revenues................................     $44,309          $ 37,527         $    --         $ 81,836
  Operating income (loss).....................       6,843             3,502          (1,817)           8,528

  THREE-MONTHS ENDED MARCH 30, 1999
  Net Revenues................................     $44,382           $ 34,852        $    --         $ 79,234
  Operating income (loss).....................       6,227              2,062         (1,404)           6,885

(5)      CONTINGENCIES AND ENVIRONMENTAL REMEDIATION CONTINGENCIES

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

(6) EARNINGS PER COMMON SHARE (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE-MONTHS ENDED MARCH 31, 2000
                                          --------------------------------------------------------

                                          NET INCOME              SHARES          PER SHARE AMOUNT
                                          ----------              ------          ----------------
Basic EPS.............................      $3,186                13,237                   $0.24
Dilutive securities, principally
common stock options.................           --                   249                     --
                                            ------                ------                   -----
Diluted EPS...........................      $3,186                13,486                   $0.24
                                            ======                ======                   =====

(7)      PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

         Additional administrative expenses would have been incurred had we been a publicly held, independent company and are shown as a pro forma adjustment. We would have incurred additional compensation and related costs for employees to perform functions that have been performed at Watts' corporate headquarters (i.e., treasury, investor relations, regulatory compliance and risk management). We would have also incurred additional amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities.

         Historical interest expense includes $1,859,000 of expense allocated from Watts. Pro forma interest expense includes $2,136,000 of interest expense on borrowings under our credit facility and from the issuance of senior unsecured notes. The borrowings under our credit facility and senior unsecured notes are assumed to bear an annualized interest rate, including amortization of related fees, of 7.3%, which is management's estimate of the currently available rate for borrowings under comparable credit facilities. The interest rates applicable to borrowings under our credit facility will continue to be subject changes in the general financial markets. The historical allocation of Watts' interest expense was based on Watts' weighted average interest rate applied to the average balance of investments by and advances from Watts.

         Pro forma income tax benefits attributable to the above adjustments were recorded at a combined federal and state rate of 40%.

         The number of shares used to calculate pro forma earnings per share for the three months ended March 31, 1999 assumes the spin-off transaction occurred at July 1, 1999. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 10 in Form 10-K). Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share amounts):

                                                          THREE-MONTHS ENDED MARCH 31, 1999
                                      ----------------------------------------------------------------
                                      PRO FORMA NET INCOME              SHARES        PER SHARE AMOUNT
                                      --------------------              ------        ----------------
Basic EPS..........................          $2,289                     13,324              $0.17
Dilutive securities, principally
common stock options..............               --                          3                 --
                                             ------                     ------              -----
Diluted EPS........................          $2,289                     13,327              $0.17
                                             ======                     ======              =====

(8)      COMPREHENSIVE INCOME

         Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three-month period ended March 31, 2000 and 1999 was as follows:

                                                            THREE-MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                            2000                   1999
                                                            ----                   ----
                                                                   (IN THOUSANDS)

          Net income                                        $3,186                 $2,493
          Foreign currency translation adjustments            (680)                   917
                                                            ------                 ------
             Total comprehensive income                     $2,506                 $3,410
                                                            ======                 ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

         On October 18, 1999, we completed the spin-off from our former parent, Watts Industries, Inc., and began to operate as an independent public company. Additionally, we announced that we would change our fiscal year from June 30th to December 31st. The following discussion is based upon the three-month period ending March 31, 2000. Additionally, comparisons to prior year periods pertain to the historical results of these operations under Watts, including certain allocations of interest and general and administrative expenses, which later were transferred to CIRCOR in connection with the spin-off. See Note 7 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE-MONTHS ENDED MARCH 31, 1999

         The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the three-months ended March 31, 2000 and 1999.

                                                      AS A PERCENTAGE OF NET REVENUES
                                                       THREE-MONTHS ENDED MARCH 31,
                                                       ----------------------------         YEAR-TO-YEAR
                                                            2000    1999              PERCENTAGE INCREASE (DECREASE)
                                                            ----    ----              ------------------------------
Net revenues                                               100.0%   100.0%                         3.3%
Cost of revenues                                            67.7%    67.4%                         3.8%
                                                           -----    -----
  Gross profit                                              32.3%    32.6%                         2.3%
Selling, general and administrative expenses                21.9%    23.9%                        (5.5)%
                                                           -----    -----
Operating income                                            10.4%     8.7%                        23.9%
Other (income) expense:
  Interest (income) expense, net                             3.2%     3.2%                          --
  Other (income) expense, net                                0.6%     0.1%                         NMF
                                                           -----    -----
Income before income taxes                                   6.6%     5.4%                        26.4%
Provisions for income taxes                                  2.7%     2.3%                        24.5%
                                                           -----    -----
   Net income                                                3.9%     3.1%                        27.8%
                                                           =====    =====

NMF: Not meaningful

         Net revenues for the three-months ended March 31, 2000 increased by $2.6 million, or 3.3%, to $81.8 million compared to $79.2 million for the quarter ended March 31, 1999. The increase in net revenues for the quarter ended March 31, 2000 is attributable to the following:

                                                         TOTAL                              FOREIGN
                                      2000      1999     CHANGE  ACQUISITIONS  OPERATIONS   EXCHANGE
                                      -----     -----    ------  ------------  ---------    --------
                                                        (IN THOUSANDS)

Instrumentation & Fluid Regulation   $44,309   $44,382   $   (73)   $1,378      $(1,083)   $(368)
Petrochemical                         37,527    34,852     2,675       141        3,004     (470)
                                     -------   -------   -------    ------      -------    -----
   Total                             $81,836   $79,234   $ 2,602    $1,519      $ 1,921    $(838)
                                     =======   =======   =======    ======      =======    =====

         The Instrumentation and Fluid Regulation Products Group accounted for approximately 54.1% of net revenues in the current quarter compared to 56.0% last year. The Petrochemical Products Group accounted for approximately 45.9% of net revenues in the first quarter of 2000 compared to 44.0% for the same quarter last year.

         The net decrease in instrumentation and fluid regulation revenues of $0.1 million, or 0.1% primarily consisted of: incremental revenues of $1.4 million as a result of the GO Regulator Inc. acquisition; a $1.4 million decrease in European retail and distribution revenues; and a $0.4 million decrease resulting from a stronger U.S. dollar. The net increase in petrochemical revenues of $2.7 million, or 3.4%, was principally the result of: $4.0 million in higher North American revenues, of which $0.1 million was related to the acquisition of SSI Equipment Inc.; a $0.8 million increase in revenues by our Chinese joint venture; and a net $1.9 million decrease in revenues from our Italian based operation. Foreign exchange rate changes, which were favorable in Canada and unfavorable in Italy, resulted in a net decrease in revenues of $0.5 million.

         Gross profit increased $0.6 million, or 2.3%, to $26.5 million for the three-months ended March 31, 2000 compared to the $25.9 million at March 31, 1999. Gross margin declined slightly from 32.6% in 1999 to 32.3% in 2000. Gross profits from instrumentation products decreased by $1.0 million. The decrease was primarily due to temporary labor and material inefficiencies related to the relocation, consolidation and integration of manufacturing facilities, offset by favorable changes in the mix of products sold. Additionally, the absorption of current year overhead costs is lower than in the prior year. During the prior year, we increased inventory levels in anticipation of the relocation of certain instrumentation manufacturing operations. Gross profit from petrochemical products revenues increased year-over-year by $1.6 million. The increase is the result of higher revenues primarily in the North American and Asian markets. The increase in total gross profit is net of decreases in revenues and gross profits generated from our Italian operating unit that serves the large construction project sector of the petrochemical market. Gross profit from petrochemical products revenues increased year-over year by $1.6 million. The increase is the result of higher revenues in the North American and Asian markets. The increase in total gross profit comes despite decreases in both the volume and gross margin of revenues generated from our Italian operating unit.

         Selling, general and administrative expenses decreased approximately $1.0 million, or 5.5%, to $17.9 million at March 31, 2000 compared with $19.0 million for same quarter in the prior year. The consolidation of manufacturing and administrative functions within the Instrumentation and Fluid Regulation Group reduced operating expenses by $2.2 million. These savings were offset by higher spending in the North American Petrochemical Group and by the additional expenses related to acquired companies. The effect of foreign exchange rate changes reduced operating expenses by $0.2 million.

         The increase in operating income for the quarter ended March 31, 2000 is attributable to the following:

                                                           TOTAL                                FOREIGN
                                      2000       1999      CHANGE  ACQUISITIONS   OPERATIONS    EXCHANGE
                                      -----      -----     ------  ------------   ----------    --------
                                                                           (IN THOUSANDS)
Instrumentation & Fluid Regulation   $ 6,843    $ 6,227    $  616   $    89        $  542      $ (15)
Petrochemical                          3,391      2,062     1,329        51         1,217         61
Corporate                             (1,706)    (1,404)     (302)       --          (302)        --
                                     -------    -------    ------   -------        ------      -----
   Total                             $ 8,528    $ 6,885    $1,643   $   140        $1,457      $  46
                                     =======    =======    ======   =======        ======      =====

         The increase in operating income in the Instrumentation and Fluid Regulation Products Group is attributable primarily to improved operating efficiencies within our instrumentation related product lines, which was offset by lower overhead absorption resulting from reduced production. The increase in operating income in the Petrochemical Products Group reflects higher North American demand for our products used in oil and gas exploration, production and refining applications.

         Interest expense increased $0.1 million to $2.7 million at March 31, 2000 primarily due to a higher average debt balance outstanding in the current year versus the prior year average balance used by Watts for allocation of interest expenses prior to the spin-off.

         Other non-operating expense increased by $0.4 million, to $0.5 million at March 31, 2000 compared with $0.1 million as of March 31, 1999. The increase is attributable to higher minority interest expense related to the current year improvement in the profitability of our Chinese joint venture operation and certain foreign exchange losses.

         The effective tax rate decreased to 41.0% from 41.6%. The decrease is primarily the result of the current year implementation of the tax planning strategies designed to minimize income taxes to the extent possible. Prior to the spin-off, income tax was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. During our transition year ended December 31, 1999, a delay in receiving a favorable supplemental ruling from the Internal Revenue Service concerning our post-spin operations, resulted in an increase of the effective tax rate for the period to 44.8% for that six-month period.

         Net income increased $0.7 million to $3.2 million. This increase is primarily attributable to the increase in net revenues and the reduction in operating expenses realized as a result of the consolidation of manufacturing and administrative functions.

         The combined results of operations are impacted by the effect that changes in foreign exchange rates have on our international subsidiaries' operating results. Year to year changes in foreign exchange rates had an immaterial impact on net income for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 2000, we generated $8.2 million in cash flow from operating activities and used $1.3 million of cash for investing activities, principally to purchase capital equipment, and a net $3.7 million toward reduction of our long-term debt. Capital expenditures were primarily for manufacturing machinery and equipment to further improve and consolidate manufacturing operations. Our capital expenditure budget for the year ending December 31, 2000 is $5.0 million.

         During the six-month period ended December 31, 1999, we entered into a $75.0 million unsecured credit facility with several banks. We also sold $75.0 million of senior unsecured notes to institutional investors. The proceeds from the unsecured credit facility and senior unsecured notes were used, during the prior year, to pay Watts for our assigned portion of Watts' long-term debt of $96.0 million, refinancing of existing CIRCOR debt of $8.6 million and various debt financing fees amounting to $1.5 million. Since December 31, 1999, we further reduced the balance of the unsecured credit facility by $4.5 million to $27.5 million and at March 31, 2000, we had $47.5 million available to support our acquisition program, working capital requirements and for general corporate purposes.

         To fulfill a representation made to the Internal Revenue Service as part of the application for the tax-free treatment of the spin-off, we intend to engage in an equity offering within one year after the spin-off. The timing, completion and size of the equity offering will be subject to various market conditions. We intend to use the proceeds from the equity offering and availability from the unsecured line of credit to fund future acquisitions.

         The ratio of current assets to current liabilities at March 31, 2000 was 4.3 to 1 compared to 4.5 to 1 at December 31, 1999. Cash and cash equivalents were $8.3 million at March 31, 2000 compared to $5.2 million at December 31, 1999. Debt as a percentage of total capital employed was 39.5% at March 31, 2000 compared to 40.6% at December 31, 1999. At March 31, 2000, we were in compliance with all covenants related to existing debts.

         We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

         We use foreign currency forward contracts to manage the risk related to intercompany and third party sales and certain open foreign currency denominated commitments to sell product to third parties. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At March 31, 2000, we had forward contracts to buy foreign currencies with a face value of $2.4 million. These contracts mature on various dates between April 2000 and July 2000 and had a negative fair market value of $94,000 at March 31, 2000. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparty is not significant.

         From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the three-month period ending March 31, 2000 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

YEAR 2000

         Our year 2000 initiative program was successful and no interruptions to business processes have occurred.

CONVERSION TO EURO

         On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect CIRCOR as we have manufacturing and distribution facilities in several of the member countries and trades extensively across Europe. We are currently assessing the long-term competitive implications of the conversion and, at this time, are not anticipating that any significant costs will be incurred due to the introduction and conversion the Euro.

OTHER

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is still being evaluated, but is not expected to be material.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million coverage available under an excess umbrella liability insurance policy. We believe this coverage to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims which may arise from product defects and failures or from environmental liability.

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

         Leslie and its insurers previously had been in dispute over payment of approximately $560,000 in legal fees incurred to defend these cases through 1994 and approximately $300,000 in legal fees incurred from 1995 through the present time. The duspute resulted from a gap in Leslie's insurance coverage from 1965 to 1973. During the fall of 1999, Leslie and its insurers entered into an agreement pursuant to which Leslie has agreed to be responsible for 41% of all legal fees and settlement costs incurred from 1995 forward.

         We have established total reserves of $1.7 million for all of the claims discussed above, including reserves of $681,000 relating to the claims disputed by our insurance carriers, and we do not currently believe it is reasonably likely that a range of loss could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries of our own on these claims.

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

         On July 22, 1998, Watts Investment Company, a subsidiary of our former parent, Watts Industries, Inc., acquired Hoke, Inc. On October 18, 1999, the spin-off date, the ownership of Hoke Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the stock purchase agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). We are now the claimant in two separate arbitration proceedings against the former Hoke stockholders.

         Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the stock purchase agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke stockholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began, between the former Hoke stockholders and us, to determine the closing net worth of Hoke. We now anticipate a final ruling in this dispute from the arbitrator in late May, 2000. Based on the progress of the proceedings to-date, we expect to be awarded a recovery from the former Hoke stockholders; however, the amount remains uncertain pending the arbitrator's final ruling.

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

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     (a)      Exhibit Index is listed on Page 16 of this report.

     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CIRCOR INTERNATIONAL, INC.


MAY 15, 2000                /s/ DAVID A. BLOSS, SR.
------------------          -----------------------------------------
DATE                        DAVID A. BLOSS, SR.
                            CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

MAY 15, 2000                /s/ KENNETH W. SMITH
------------------          -----------------------------------------
DATE                        KENNETH W. SMITH
                            VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                            AND TREASURER
                            CHIEF FINANCIAL AND ACCOUNTING OFFICER

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit Number                    Description

       10.21 Sharing agreement regarding the rights of debt holders relative to one another in the event of insolvency.

       11          Computation of Earnings per Share (1)

       27 Financial Data Schedule Filed for the Periods Ended March 31, 2000 and 1999 (*)

       27.1        Amended Financial Data Schedule for
                   December 31, 1999 (*)

(1) Incorporated by reference to the Notes to Consolidated Financial Statements,
    Note 6, of this Report.

(*)-filed herewith