Form 10-Q/A
period 2000-03-31
CIRCOR INTERNATIONAL INC
filed 2000-08-14
CIK 1091883

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 1-14962
                                 --------------
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

PART II--ITEM 6 of this report is hereby amended and restated in full by adding those items as follows:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBIT INDEX
     -------------

    EXHIBIT NO.                    DESCRIPTION AND LOCATION
    -----------                    ------------------------

       2      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
              Succession:
       2.1    Distribution Agreement between Watts Industries, Inc. and the
              Company dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to the Company's
              Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999
              ("Amendment No. 2 to the Form 10").
       3      Articles of Incorporation and By-Laws:
       3.1    The Amended and Restated Certificate of Incorporation of the
              Company is incorporated herein by reference to Exhibit 3.1 to the
              Company's Registration Statement on Form 10, File No. 000-26961,
              filed with the Securities and Exchange Commission on August 6,
              1999 ("Form 10").
       3.2    The Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form 10.
       3.3    Certificate of Designations, Preferences and Rights of a Series of
              Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred
              Stock is incorporated herein by reference to Exhibit 3.1 to the
              Company's Registration Statement on Form 8-A, File No. 001-14962,
              filed with the Securities and Exchange Commission on October 21,
              1999 ("Form 8-A").
       4      Instruments Defining the Rights of Security Holders, Including
              Debentures:
       4.1    Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights
              Agent is incorporated herein by reference to Exhibit 4.1 to the
              Form 8-A.
       9      Voting Trust Agreements:
       9.1    The Amended and Restated George B. Horne Voting Trust Agreement -
              1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company's
              Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999
              ("Amendment No. 1 to the Form 10").
       10     Material Contracts:
       10.1   CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is
              incorporated herein by reference to Exhibit 10.1 to Amendment No.
              1 to the Form 10.
       10.2   Form of Incentive Stock Option Agreement under the 1999 Stock
              Option and Incentive Plan is incorporated herein by reference to
              Exhibit 10.2 to Amendment No. 1 to the Form 10.
       10.3   Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated
              Vesting Schedule) is incorporated herein by reference to Exhibit
              10.3 to Amendment No. 1 to the Form 10.
       10.4   Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated
              Vesting Schedule) is incorporated herein by reference to Exhibit
              10.4 to Amendment No. 1 to the Form 10.
       10.5   Form of Non-Qualified Stock Option Agreement for Independent
              Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment No.
              1 to the Form 10.
       10.6   CIRCOR International, Inc. Management Stock Purchase Plan is
              incorporated herein by reference to Exhibit 10.6 to Amendment No.
              1 to the Form 10.
       10.7   Form of CIRCOR International, Inc. Supplemental Employee
              Retirement Plan is incorporated herein by reference to Exhibit
              10.7 to Amendment No. 1 to the Form 10.
       10.8   Supply Agreement between Watts Industries, Inc. and CIRCOR
              International, Inc. is incorporated herein by reference to Exhibit
              10.8 to Amendment No. 2 to the Form 10.
       10.9   Trademark License Agreement between Watts Industries, Inc. and
              CIRCOR International, Inc. is incorporated herein by reference to
              Exhibit 10.9 to Amendment No. 2 to the Form 10.
       10.10  Lease Agreement, dated as of February 14, 1999, between BY-PASS 85
              Associates, LLC and CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Form 10.
       10.11  Trust Indenture from Village of Walden Industrial Development
              Agency to The First National Bank of Boston, as Trustee, dated
              June 1, 1994 is herein incorporated by reference to Exhibit 10.14 of the Watts

              Industries, Inc. Annual Report on Form 10-K, File No. 0-14787,
              filed with the Securities and Exchange Commission on September 26,
              1994.
       10.12  Loan Agreement between Hillsborough County Industrial Development
              Authority and Leslie Controls, Inc. dated July 1, 1994 is herein incorporated by reference to Exhibit 10.15 of the Watts
              Industries, Inc. Annual Report on Form 10-K, File No. 0-14787,
              filed with the Securities and Exchange Commission on September 26,
              1994.
       10.13  Trust Indenture from Hillsborough County Industrial Development
              Authority to The First National Bank of Boston, as Trustee, dated
              July 1, 1994 is herein incorporated by reference to Exhibit 10.17 of the Watts Industries, Inc. Annual Report on Form 10-K, File No.
              0-14787, filed with the Securities and Exchange Commission on
              September 26, 1994.
       10.14  Form of Indemnification Agreement between CIRCOR and each of its directors is herein incorporated by reference to Exhibit 10.20 to the Form 10.
       10.15  Executive Employment Agreement between CIRCOR, Inc. and David A.
              Bloss, Sr., dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10.
       10.16  Executive Employment Agreement between CIRCOR, Inc. and Cosmo S.
              Trapani, dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Form 10.
       10.17  Amended and Restated Letter of Credit, Reimbursement and Guaranty
              Agreement dated as of October 18, 1999 among Leslie Controls,
              Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and
              First Union National Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.17 to the Company's
              Current Report on Form 8-K, File No. 001-14962, filed with the
              Securities and Exchange Commission on October 21, 1999.
       10.18  Amended and Restated Letter of Credit, Reimbursement and Guaranty
              Agreement dated as of October 18, 1999 among Spence Engineering
              Company, Inc. as Borrower, CIRCOR International, Inc., as
              Guarantor, and First Union National Bank as Letter of Credit
              Provider is herein incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, File No. 001-14962,
              filed with the Securities and Exchange Commission on October 21,
              1999.
       10.19  Credit Agreement, dated as of October 18, 1999, by and among
              CIRCOR International, Inc., a Delaware corporation, as Borrower, each of the Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders, BankBoston, N.A., as Syndication Agent, First Union
              National Bank, as Documentation Agent and ING Barings LLC, as
              Arranger for the Lenders is herein incorporated by reference to
              Exhibit 10.19 to the Company's Current Report on Form 8-K, File
              No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
       10.20  Note Purchase Agreement, dated as of October 19, 1999, among
              CIRCOR International, Inc., a Delaware corporation, the Subsidiary
              Guarantors and each of the Purchasers listed on Schedule A attached thereto is herein incorporated by reference to Exhibit
              10.20 to the Company's Current Report on Form 8-K, File No.
              001-14962, filed with the Securities and Exchange Commission on
              October 21, 1999.
*      10.21  Sharing agreement regarding the rights of debt holders relative to one another in the event of insolvency:
**     11     Computation of Earnings per Share
       21     Subsidiaries of Registrant: A list of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21.1 to Amendment
              No. 1 to the Company's Form 10.
*      27     Amended Financial Date Schedule Filed for the Period Ended
              March 31, 2000 and 1999.
**     27.1   Amended Financial Data Schedule for December 31, 1999.

(1) Incorporated by reference to the notes to consolidated financial statements, note 6, of this report.

(*) Filed herewith

(**) Previously filed as part of Form 10-Q, for the quarterly period ended
     March 31, 2000.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CIRCOR INTERNATIONAL, INC.


AUGUST 14, 2000                  /s/ KENNETH W. SMITH
-----------------                -----------------------------------
    DATE                         KENNETH W. SMITH
                                 VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                 AND TREASURER
                                 PRINCIPAL ACCOUNTING OFFICER