Form 10-Q
period 2000-06-30
CIRCOR INTERNATIONAL INC
filed 2000-08-14
CIK 1091883

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         COMMISSION FILE NUMBER 1-14962
              ----------------------------------------------------
                           CIRCOR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                          04-3477276
 ------------------------------                             ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

  35 CORPORATE DRIVE, BURLINGTON, MA                          01803-4230
 -------------------------------------                        ----------
(Address of principal executive offices)                      (Zip Code)

      (Registrant's telephone number, including area code): (781) 270-1200

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------     ------------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE
  PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 31, 2000, there were 13,236,993 shares of the Registrant's Common Stock outstanding.

================================================================================

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets for June 30, 2000 and
                   December 31, 1999                                                 3

                   Consolidated  Statements of Operations for the  Three-Month
                   and Six-Month Periods Ended June 30, 2000 and 1999                4

                   Consolidated Statements of Cash Flows for the Six-
                   Months Ended June 30, 2000 and 1999                               5

                   Pro Forma Consolidated Statements of Operations
                   for the Three-Month and Six-Month Periods Ended
                   June 30, 1999                                                     6

                   Notes to Consolidated Financial Statements                     7-10

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 10-16

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                             16-17

          Item 4.  Submission of Matters to a Vote of Security Holders           17-18

          Item 6.  Exhibits and Reports on Form 8-K                              18-19

          Signatures                                                                20

          Exhibit 27  Financial Data Schedule Filed for the Periods
                      Ended June 30, 2000 and 1999                                  21

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30, 2000  DECEMBER 31, 1999
                                                                          -------------    -----------------
                                                                            (UNAUDITED)      (AUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents ................................................   $   7,161    $   5,153
 Trade accounts receivable, less allowance for doubtful accounts
    of $2,503 and $2,683, respectively ....................................      58,484       60,916
 Inventories ..............................................................     108,432      107,332
 Other current assets .....................................................      14,894       16,800
                                                                              ---------    ---------
 Total Current Assets .....................................................     188,971      190,201

Property, Plant and Equipment, Net ........................................      71,262       75,154

Other Assets:
 Goodwill, net of accumulated amortization of $12,968 and $11,775,
    respectively ..........................................................      95,206       96,488
 Other assets .............................................................       4,910        5,242
                                                                              ---------    ---------
Total Assets ..............................................................   $ 360,349    $ 367,085
                                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable .........................................................   $  22,908    $  21,172
 Other current liabilities ................................................      20,040       19,069
 Current portion of long-term debt ........................................         874        2,260
                                                                              ---------    ---------
   Total Current Liabilities ..............................................      43,822       42,501

Long-Term Debt, Net of Current Portion ....................................     110,637      122,867
Other Noncurrent Liabilities ..............................................      18,419       18,308
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized; no
   shares issued and outstanding ..........................................        --           --
 Common stock, $.01 par value; 29,000,000 shares authorized;
   13,236,993 and 13,236,877 issued and outstanding, respectively .........         132          132
 Additional paid-in capital ...............................................     180,933      180,887
 Retained earnings ........................................................       8,507        3,393
 Accumulated other comprehensive income ...................................      (2,101)      (1,003)
                                                                              ---------    ---------
   Total Shareholders' Equity .............................................     187,471      183,409
                                                                              ---------    ---------
Total Liabilities and Shareholders' Equity ................................   $ 360,349    $ 367,085
                                                                              =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                                 ------------------        -------------------
                                                 2000          1999         2000         1999
                                                 ----          ----         ----         ----
  Net revenues .............................   $  79,426    $  77,757    $ 161,262    $ 156,991
  Cost of revenues .........................      55,135       51,291      110,365      104,658
                                               ---------    ---------    ---------    ---------
     GROSS PROFIT ..........................      24,291       26,466       50,897       52,333
  Selling, general and administrative
     expenses ..............................      17,188       19,382       35,093       38,364
  Special charges ..........................         530         --            703         --
                                               ---------    ---------    ---------    ---------
     OPERATING INCOME ......................       6,573        7,084       15,101       13,969
                                               ---------    ---------    ---------    ---------
  Other (income) expense:
     Interest income .......................        (105)         (71)        (206)        (141)
     Interest expense ......................       2,479        1,901        5,205        4,517
     Other, net ............................          86          217          589          285
                                               ---------    ---------    ---------    ---------
                                                   2,460        2,047        5,588        4,661
                                               ---------    ---------    ---------    ---------
     INCOME BEFORE INCOME TAXES ............       4,113        5,037        9,513        9,308
  Provision for income taxes ...............       1,687        1,860        3,901        3,638
                                               ---------    ---------    ---------    ---------
     NET INCOME ............................   $   2,426    $   3,177    $   5,612    $   5,670
                                               =========    =========    =========    =========

  Basic earnings per share
     Income per share ......................   $    0.18         *       $    0.42         *
     Weighted average number of shares .....      13,237         *          13,237         *

  Diluted earnings per share
     Income per share ......................   $    0.18         *       $    0.42         *
     Weighted average numbered shares ......      13,415         *          13,449         *


* - See note 7 of the consolidated financial statements for an explanation of pro forma earnings per share.

The accompanying notes are an integral part of these consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX-MONTHS ENDED
                                                                               JUNE 30,
                                                                           -----------------
                                                                           2000        1999
                                                                           ----        ----
OPERATING ACTIVITIES
 Net Income ..........................................................   $  5,612    $  5,670

 Adjustments to reconcile net income to net cash provided by operating  activities:
      Depreciation ...................................................      5,377       4,923
      Amortization ...................................................      1,346       1,904
      Deferred income taxes ..........................................       --         3,551
      (Gain) loss on disposal of property, plant and equipment .......        (19)         24
      Changes in operating assets and liabilities, net of effects from business acquisitions:

           Trade accounts receivable .................................      1,669       5,984
           Inventories ...............................................     (1,357)     (2,068)
           Other current assets ......................................      1,912      (1,619)
           Accounts payable, and other current liabilities ...........      3,356      (3,403)
                                                                         --------    --------
      Net cash provided by operating activities ......................     17,896      14,966
                                                                         --------    --------

INVESTING ACTIVITIES
 Additions to property, plant and equipment ..........................     (1,756)     (7,427)
 Disposal of property, plant and equipment ...........................         33       1,039
 (Increase) decrease in other assets .................................        (75)         98
 Business acquisitions, net of cash acquired .........................       --       (10,301)
                                                                         --------    --------
      Net cash used in investing activities ..........................     (1,798)    (16,591)
                                                                         --------    --------

FINANCING ACTIVITIES
 Proceeds from long-term borrowings ..................................     10,501       2,593
 Payments of long-term debt ..........................................    (23,911)    (13,684)
 Dividends paid ......................................................       (498)       --
 Net intercompany activity with Watts Industries, Inc. ...............       --        16,244
                                                                         --------    --------
      Net cash provided by (used in) financing activities ............    (13,908)      5,153
                                                                         --------    --------
 Effect of exchange rate changes on cash and cash equivalents ........       (182)       (904)

INCREASE IN CASH AND CASH EQUIVALENTS ................................      2,008       2,624
                                                                         --------    --------
Cash and cash equivalents at beginning of period .....................      5,153       4,090
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $  7,161    $  6,714
                                                                         ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE-MONTHS ENDED JUNE 30, 1999
                                                           PRO FORMA
                                              HISTORICAL  ADJUSTMENTS  PRO FORMA
                                              ----------  -----------  ---------
Net revenues ...............................   $ 77,757    $   --      $ 77,757
Cost of revenues ...........................     51,291        --        51,291
                                               --------    --------    --------
  GROSS PROFIT .............................     26,466                  26,466

Selling, general and administrative
  expenses .................................     19,382          64      19,446
                                               --------    --------    --------
  OPERATING INCOME .........................      7,084         (64)      7,020

Other (income) expense:
  Interest income ..........................        (71)       --           (71)
  Interest expense .........................      1,901         306       2,207
  Other, net ...............................        217        --           217
                                               --------    --------    --------
                                                  2,047         306       2,353
                                               --------    --------    --------
INCOME BEFORE INCOME TAXES .................      5,037        (370)      4,667
Provision for income taxes .................      1,860        (148)      1,712
                                               --------    --------    --------
  NET INCOME ...............................   $  3,177    $   (222)   $  2,955
                                               ========    ========    ========

                                                  SIX-MONTHS ENDED JUNE 30, 1999
                                                            PRO FORMA
                                               HISTORICAL  ADJUSTMENTS    PRO FORMA
                                               ----------  -----------    ---------
Net revenues ...............................   $ 156,991    $    --      $ 156,991
Cost of revenues ...........................     104,658         --        104,658
                                               ---------    ---------    ---------
  GROSS PROFIT .............................      52,333                    52,333
Selling, general and administrative
  expenses .................................      38,364          127       38,491
                                               ---------    ---------    ---------
  OPERATING INCOME .........................      13,969         (127)      13,842

Other (income) expense:
  Interest income ..........................        (141)        --           (141)
  Interest expense .........................       4,517          583        5,100
  Other, net ...............................         285         --            285
                                               ---------    ---------    ---------
                                                   4,661          583        5,244
                                               ---------    ---------    ---------
INCOME BEFORE INCOME TAXES .................       9,308         (710)       8,598
Provision for income taxes .................       3,638         (284)       3,354
                                               ---------    ---------    ---------
  NET INCOME ...............................   $   5,670    $    (426)   $   5,244
                                               =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

 See note 7 for an explanation of pro forma adjustments and earnings per share.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of CIRCOR International, Inc. and subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Form 10-K of CIRCOR International, Inc. (the "Company") for the year ended December 31, 1999.

         On October 18, 1999, we completed the spin-off from our former parent, Watts Industries, Inc. ("Watts"), and began to operate as an independent public company. Additionally, effective July 1, 1999 we changed our fiscal year end from June 30th to December 31st. Comparisons to prior year periods pertain to the historical results of these operations under Watts' ownership, including certain allocations of interest and general and administrative expenses, which later were transferred to CIRCOR in connection with the spin-off. See note 7 of the consolidated financial statements.

         The following discussion is based upon the three-month and six-month periods ending June 30, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included.

     The accompanying consolidated financial statements present our financial position, results of operations and cash flows on a historical carve out basis up to October 18, 1999, and subsequently as an independent, publicly owned company. Certain allocations of previously unallocated interest of Watts, and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation (see note 7). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2)      NEW ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Although we continue to review the effect of the implementation of SFAS No. 133, we do not currently believe its adoption will have a material impact on our financial position or overall trends in results of operations and do not believe adoption will result in significant changes to our financial risk management practices. However, the impact of adoption of SFAS No. 133 on our results of operations is dependent upon the fair values of our derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". An amendment has delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

(3)      INVENTORIES

         Inventories consist of the following (IN THOUSANDS):

                                               JUNE 30, 2000           DECEMBER 31, 1999
                                               -------------           -----------------
                                                (UNAUDITED)                (AUDITED)
         Raw materials..................          $ 40,941                $ 42,701
         Work in process...............             29,236                  27,466
         Finished goods.................            38,255                  37,165
                                                  --------                 -------
                                                  $108,432                $107,332
                                                  ========                 =======

(4)      SEGMENT INFORMATION

         The following table presents certain operating segment information:

                                                INSTRUMENTATION
                                                   & FLUID
                                                   REGULATION         PETROCHEMICAL     CORPORATE       CONSOLIDATED
                                                    PRODUCTS            PRODUCTS        ADJUSTMENTS       TOTAL
                                                ---------------       -------------     -----------     ------------
                                                                            (IN THOUSANDS)
THREE-MONTHS ENDED JUNE 30, 2000
Net Revenues ................................          $44,432          $34,994          $  --             $79,426
Operating income (loss) .....................            7,479              814           (1,720)            6,573

THREE-MONTHS ENDED JUNE 30, 1999
Net Revenues ................................          $45,448          $32,309          $  --             $77,757
Operating income (loss) .....................            7,139            1,350           (1,405)            7,084

                                                INSTRUMENTATION
                                                   & FLUID
                                                   REGULATION         PETROCHEMICAL     CORPORATE       CONSOLIDATED
                                                    PRODUCTS            PRODUCTS        ADJUSTMENTS       TOTAL
                                                ---------------       -------------     -----------     ------------
                                                                            (IN THOUSANDS)
SIX-MONTHS ENDED JUNE 30, 2000
Net Revenues ................................          $88,741          $72,521          $  --             $161,262
Operating income (loss) .....................           14,322            4,205           (3,426)            15,101

SIX-MONTHS ENDED JUNE 30, 1999
Net Revenues ................................          $89,830          $67,161          $  --             $156,991
Operating income (loss) .....................           13,366            3,412           (2,809)            13,969

         The operating segments above are presented on a basis consistent with the presentation in our consolidated financial statements for the period ending December 31, 1999.

         Identifiable assets did not change significantly from amounts appearing in the December 31, 1999 Consolidated Segment Information (See Form 10-K for the year then ended).

(5)      SPECIAL CHARGES

         During the six-month period ended June 30, 2000, we incurred $703,000 of costs in connection with the consolidation and reorganization of manufacturing operations. The severance costs for 29 terminated employees were $340,000. Other costs of $363,000 were incurred and were primarily associated with the closure, consolidation and reorganization of manufacturing plants in both the Instrumentation and Fluid Regulation and Petrochemical segments. The portion of the severance costs accrued and to be paid to former employees subsequent to June 30, 2000 totals $78,000.

(6)      EARNINGS PER COMMON SHARE (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE-MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------------
                                        NET INCOME        SHARES       PER SHARE AMOUNT
                                        ----------        ------       ----------------
Basic EPS ......................          $2,426          13,237          $   0.18
Dilutive securities, principally
common stock options ...........            --               178               --
                                          ------          ------          --------

Diluted EPS ....................          $2,426          13,415          $   0.18
                                          ======          ======          ========

                                                 SIX-MONTHS ENDED JUNE 30, 2000
                                        ----------------------------------------------
                                        NET INCOME        SHARES      PER SHARE AMOUNT
                                        ----------        ------      ----------------
Basic EPS ......................          $5,612          13,237          $   0.42
Dilutive securities, principally
common stock options ...........            --               212               --
                                          ------          ------          --------
Diluted EPS ....................          $5,612          13,449          $   0.42
                                          ======          ======          ========

(7)      PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

         Additional administrative expenses would have been incurred had we been a publicly held, independent company before the spin-off and are shown as a pro forma adjustment. We would have incurred additional compensation and related costs for employees to perform functions that had been performed at Watts' corporate headquarters (i.e., treasury, investor relations, regulatory compliance and risk management). We would have also incurred additional amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities.

         Historical interest expense includes $1,289,000 and $3,148,000 of expense allocated from Watts for the three-month and six-month periods ended June 30, 1999, respectively. Pro forma interest expense includes $306,000 and $583,000 of interest expense for the three-month and six-month periods ended June 30, 1999, respectively, on borrowings under our credit facility and from the issuance of senior unsecured notes. The borrowings under our credit facility and senior unsecured notes were assumed to bear an annualized interest rate, including amortization of related fees, of 7.3%, which was our estimate of the then currently available rate for borrowings under comparable credit facilities. The interest rates applicable to borrowings under our credit facility were subject to changes in the general financial markets. The historical allocation of Watts' interest expense was based on Watts' lower weighted average interest rate applied to the average balance of investments by and advances from Watts.

         Pro forma income tax benefits attributable to the above adjustments were recorded at a combined federal and state rate of 40%.

         The weighted average number of common shares outstanding used to calculate pro forma earnings per share for the three-month and six-month periods ended June 30, 1999 assumed the spin-off transaction ratio of one share of CIRCOR International, Inc. for each two shares of Watts Industries, Inc. The calculation of pro forma diluted earnings per share assumes the conversion of all dilutive securities related to CIRCOR employees (see note 10 in Form 10-K). Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share amounts):

                                              THREE-MONTHS ENDED JUNE 30, 1999
                                        ----------------------------------------------
                                        PRO FORMA
                                        NET INCOME        SHARES      PER SHARE AMOUNT
                                        ----------        ------      ----------------
Basic EPS ......................          $2,955          13,322          $0.22
Dilutive securities, principally
common stock options ...........            --                 6           --
                                          ------          ------          -----
Diluted EPS ....................          $2,955          13,228          $0.22
                                          ======          ======          =====

                                              SIX-MONTHS ENDED JUNE 30, 1999
                                          ---------------------------------------------
                                          PRO FORMA
                                          NET INCOME      SHARES       PER SHARE AMOUNT
                                          ----------      ------       ----------------
Basic EPS ......................          $5,244          13,273          $0.39
Dilutive securities, principally
common stock options ...........            --                 4           --
                                          ------          ------          -----
Diluted EPS ....................          $5,244          13,277          $0.39
                                          ======          ======          =====

(8)      COMPREHENSIVE INCOME

         Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three-month and six month periods ended June 30, 2000 and 1999 was as follows (in thousands):

                                                THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                ------------------        -----------------
                                                 2000         1999        2000         1999
                                               -------      -------      -------      -------
Net income ...............................     $ 2,426      $ 3,177      $ 5,612      $ 5,670
Foreign currency translation adjustments .        (418)        (855)      (1,098)      (1,772)
                                               -------      -------      -------      -------
   Total comprehensive income ............     $ 2,008      $ 2,322      $ 4,514      $ 3,898
                                               =======      =======      =======      =======


(9)      CONTINGENCIES AND ENVIRONMENTAL REMEDIATION CONTINGENCIES

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

NEW DEVELOPMENTS

         On July 12, 2000, we were notified that the United States Customs Service ("Customs") is conducting an investigation to determine whether our subsidiary, KF Industries, Inc. ("KF"), is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China, including our Chinese joint venture. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation. While we believe that the Customs investigation will not result in any material liability to the Company, there can be no assurances. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines and forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

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

         The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) loss of market share through competition; (ii) competitive pricing pressures; (iii) ability to develop and market new products; (iv) changes in the instrumentation, fluid regulation and petrochemical markets;
(v) changes in demand for the Company's products; (vi) fluctuations in manufacturing yields; (vii) insufficient or excess manufacturing capacity;
(viii) the amount of product orders booked and shipped within a quarter;
(ix) changes in product mix; (x) fluctuating economic conditions in markets where the Company's products are manufactured or sold; interest rate and foreign exchange rate fluctuations; (xi) ability to integrate manufacturing and other operating entities; (xii) changes in commodity prices including stainless steel, cast iron and carbon steel; and (xiii) integrations of future acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

         On October 18, 1999, we completed the spin-off from our former parent, Watts Industries, Inc., and began to operate as an independent public company. Additionally, effective July 1, 1999, we changed our fiscal year from June 30th to December 31st. Comparisons to prior year periods pertain to the historical results of these operations under Watts, including certain allocations of interest and general and administrative expenses, which later were transferred to CIRCOR in connection with the spin-off. See note 7 of the consolidated financial statements. The following discussion is based upon the three-month and six-month periods ending June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 1999

         The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the three-months ended June 30, 2000 and 1999.

                                                        AS A PERCENTAGE OF NET REVENUES
                                                          THREE-MONTHS ENDED JUNE 30,
                                                        --------------------------------            YEAR-TO-YEAR
                                                        2000                  1999             PERCENTAGE INCREASE (DECREASE)
                                                        ----                  -----            -----------------------------
   Net revenues                                         100.0%                100.0%                     2.1%
   Cost of revenues                                      69.4%                 66.0%                     7.5%
                                                        -----                 -----
     Gross profit                                        30.6%                 34.0%                    (8.2)%
   Selling, general and administrative expenses          21.6%                 24.9%                   (11.3)%
   Special charges                                         .7%                 --                        NMF
                                                        -----                 -----
   Operating income                                       8.3%                 9.1%                     (7.2)%
   Other (income) expense:
     Interest (income) expense, net                       3.0%                 2.4%                     29.7%
     Other (income) expense, net                          0.1%                 0.2%                    (60.4)%
                                                        -----                 -----
   Income before income taxes                             5.2%                 6.5%                    (18.3)%
   Provisions for income taxes                            2.1%                 2.4%                     (9.3)%
                                                        -----                 -----
      Net income                                          3.1%                  4.1%                   (23.6)%
                                                        =====                 =====

NMF: Not meaningful

         Net revenues for the three-months ended June 30, 2000 increased by $1.7 million, or 2.1%, to $79.4 million compared to $77.8 million for the quarter ended June 30, 1999. The increase in net revenues for the quarter ended June 30, 2000 is attributable to the following:

                                                                 TOTAL                                  FOREIGN
                                        2000         1999       CHANGE    ACQUISITIONS    OPERATIONS    EXCHANGE
                                        ----         ----       ------    ------------    ----------    --------
                                                                           (IN THOUSANDS)
Instrumentation & Fluid Regulation     $44,432     $45,448     $(1,016)        $80        $  (693)     $  (403)
Petrochemical                           34,994      32,309       2,685          --          3,466         (781)
                                       -------     -------     -------         ---        -------      -------
   Total                               $79,426     $77,757     $ 1,669         $80        $ 2,773      $(1,184)
                                       =======     =======     =======         ===        =======      =======

         The Instrumentation and Fluid Regulation Products Segment accounted for 55.9% of net revenues in the current quarter compared to 58.4% last year. The Petrochemical Products Segment accounted for 44.1% of net revenues in the second quarter of 2000 compared to 41.6% for the same quarter last year.

         Instrumentation and fluid regulation revenues decreased $1.0 million, or 2.2%. The decrease is primarily due to: $1.5 million lower sales in the steam product divisions, resulting from a lower product order backlog at the beginning of the second quarter than was available in the prior year; sales gains in the European retail and distribution channels were $0.4 million; and the weakening of the Euro reduced instrumentation sales by $0.4 million. The net increase in petrochemical revenues of $2.7 million, or 8.3%, was principally the result of $4.7 million in higher North American revenues, and a $1.4 million decrease in revenues from our Italian based operation. Foreign exchange rate changes were unfavorable in both Canada and Italy, resulting in a decrease in revenues of $0.8 million.

         Gross profit decreased $2.2 million, or 8.2%, to $24.3 million for the three-months ended June 30, 2000 compared to $26.5 million at June 30, 1999. Gross margin declined from 34.0% in 1999 to 30.6% in 2000. Gross profit from the Instrumentation and Fluid Regulation segment decreased by $1.3 million. The decrease was primarily due to favorable performance last year when we increased inventory levels in anticipation of the relocation of certain instrumentation manufacturing operations. Gross profit from the Petrochemical segment decreased year-over-year by $0.9 million. The decrease is the net result of higher revenues primarily in the North American market offset by higher manufacturing costs in one of its key plants. The plant was the recipient of a product line transfer during late 1999 to consolidate manufacturing. Subcontract machining and other costs increased as it worked through its manufacturing planning issues. This segment also had a lower level of orders for large oil and gas construction projects this year in its Italian unit.

         Selling, general and administrative expenses decreased $2.2 million, or 11.3%, to $17.2 million at June, 2000 compared with $19.4 million for the same quarter in the prior year. The Instrumentation and Fluid Regulation Segment reduced operating expenses by $2.1 million, of which approximately
$1.6 million was the result of the consolidation of manufacturing and administrative functions. Expense savings of $0.4 million in the Petrochemical segment were partially offset by $0.3 million increased spending at the corporate level. The increased corporate spending reflects the additional costs associated with operating as an independent public company.

         During the second quarter, special charges of $0.5 million were incurred associated with the closure, consolidation and reorganization of manufacturing operations in both the Instrumentation and Fluid Regulation and Petrochemical segments. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, including relocation of manufacturing equipment.

         The change in operating income for the quarter ended June 30, 2000 is attributable to the following:

                                                                 TOTAL                                  FOREIGN
                                        2000         1999        CHANGE   ACQUISITIONS    OPERATIONS    EXCHANGE
                                        ----         ----        ------   ------------    ----------    --------
                                                                          (IN THOUSANDS)
Instrumentation & Fluid Regulation     $ 7,479      $ 7,139      $ 340         $16           $ 313         $11
Petrochemical                              814        1,350       (536)         --            (574)         38
Corporate                               (1,720)      (1,405)      (315)         --            (315)         --
                                       -------      -------      -----         ---           -----         ---
   Total                               $ 6,573      $ 7,084      $(511)        $16           $(576)        $49
                                       =======      =======      =====         ===           =====         ===

         The increase in operating income in the Instrumentation and Fluid Regulation Products Segment was primarily attributable to improved operating efficiencies within the instrumentation related product lines. These gains were partially offset by lower overhead absorption, resulting from the lower production requirements of the current quarter versus that of the prior year and by the effect of the special charges incurred during the quarter. The effect of the decrease in steam product revenues was mitigated by improvements in product line gross profit and reduced operating expenses. The decrease in operating income in the Petrochemical Products Segment is primarily due to the lower gross profit, due to manufacturing cost inefficiencies, offset by modest expense reductions. Additional corporate spending associated with operating as an independent public company also reduced operating income during the quarter.

         Net interest expense increased $0.5 million to $2.4 million at June 30, 2000 due to a higher average debt balance outstanding in the current year, versus the prior year average balance used by Watts for allocation of interest expenses prior to the spin-off, and higher current year interest rates.

         Other non-operating expense decreased by $0.1 million, to $0.1 million at June 30, 2000 compared with $0.2 million as of June 30, 1999. The decrease is primarily attributable to reduced foreign exchange expenses.

         The effective tax rate increased to 41.0% from 36.9%. Prior to the spin-off, income tax was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. Similar strategies were not put in place immediately following the spin-off as we were required to wait for a favorable supplemental ruling from the Internal Revenue Service received in April, 2000.

         Net income decreased $0.8 million to $2.4 million. This decrease is primarily attributable to special charges associated with relocation and severance at our plants, cost inefficiencies in the petrochemical segment offset by the additional gross profit added from incremental petrochemical revenues and the net expense savings achieved in the instrumentation divisions.

         The combined results of operations are impacted by changes in foreign exchange rates which have an effect on our international subsidiaries' operating results. Year to year changes in foreign exchange rates had an immaterial impact on net income for the quarter ended June 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTHS ENDED JUNE 30, 1999

         The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the six-months ended June 30, 2000 and 1999.

                                                   AS A PERCENTAGE OF
                                                     NET REVENUES
                                                   SIX-MONTHS ENDED
                                                       JUNE 30,
                                                  -------------------         YEAR-TO-YEAR
                                                   2000       1999     PERCENTAGE INCREASE (DECREASE)
                                                 ---------   -------   -----------------------------
Net revenues                                       100.0%     100.0%                 2.7%
Cost of revenues                                    68.4%      66.7%                 5.5%
                                                   -----      -----
  Gross profit                                      31.6%      33.3%                (2.7)%
Selling, general and administrative expenses        21.8%      24.4%                (8.5)%
Special charges                                      0.4%       --                   NMF
                                                   -----      -----
Operating income                                     9.4%       8.9%                 8.1%
Other (income) expense:
  Interest (income) expense, net                     3.1%       2.8%                14.2%
  Other (income) expense, net                        0.4%       0.2%               106.7%
                                                   -----      -----
Income before income taxes                           5.9%       5.9%                 2.2%
Provisions for income taxes                          2.4%       2.3%                 7.2%
                                                   -----      -----
  Net income                                         3.5%       3.6%                (1.0)%
                                                   =====      =====

NMF: Not meaningful

         Net revenues for the six-months ended June 30, 2000 increased by $4.3 million, or 2.7%, to $161.3 million compared to $157.0 million for the six-months ended June 30, 1999. The increase in net revenues for the period ended June 30, 2000 is attributable to the following:

                                                                   TOTAL                             FOREIGN
                                         2000         1999        CHANGE  ACQUISITIONS  OPERATIONS   EXCHANGE
                                         ----         ----        ------  ------------  ----------   ---------
                                                                           (IN THOUSANDS)
Instrumentation & Fluid Regulation     $ 88,741     $ 89,830     $(1,089)     $1,458     $(1,776)     $  (771)
Petrochemical                            72,521       67,161       5,360         141       6,470       (1,251)
                                       --------     --------     -------      ------     -------      -------
   Total                               $161,262     $156,991     $ 4,271      $1,599     $ 4,694      $(2,022)
                                       ========     ========     =======      ======     =======      =======

         The Instrumentation and Fluid Regulation Products Segment accounted for approximately 55.0% of net revenues in the half year compared to 57.2% last year. The Petrochemical Products Segment accounted for approximately 45.0% of net revenues in the first half of 2000 compared to 42.8% for the same period last year.

         Instrumentation and fluid regulation revenues decreased $1.1 million, or 1.2%. The net decrease is primarily due to: $1.5 million lower sales in the steam product divisions, resulting from a lower product order backlog at the beginning of the second quarter than was available in the prior year; incremental revenue of $1.5 million as a result of the GO Regulator acquisition in April, 1999; a $1.0 million decrease in European retail and distribution revenues; and the weakening of the Euro reduced instrumentation sales by $0.8 million. The net increase in petrochemical revenues of $5.4 million, or 8.0%, was principally the result of $8.9 million in higher North American revenues, a $3.8 million decrease in revenues from the Italian based operation; and a $1.4 million increase in revenue from the Chinese joint venture. Net foreign exchange rate changes were unfavorable, resulting in decreased revenues of $1.3 million.

         Gross profit decreased $1.4 million, or 2.7%, to $50.9 million for the six-months ended June 30, 2000 compared to $52.3 million at June 30, 1999. Gross margin declined from 33.3% in 1999 to 31.6% in 2000. Gross profit from the Instrumentation and Fluid Regulation segment decreased by $2.3 million. The decrease resulted from: not realizing the same favorable gross profit effect recognized during the prior year due to increased manufacturing activity in order to raise inventory levels in anticipation of the relocation and consolidation of certain manufacturing operations; and a more favorable mix of products sold. Gross profit from the Petrochemical segment increased year-over-year by $0.9 million. The increase is the net result of higher revenues primarily in the U.S. and Western Canada markets this year offset by higher manufacturing costs at a key North American plant and the lack of large construction orders this year for the Italian operating unit.

         Selling, general and administrative expenses decreased $3.3 million, or 8.5%, to $35.1 million at June, 2000 compared with $38.4 million for the same period in the prior year. The Instrumentation and Fluid Regulation Segment reduced operating expenses by $3.9 million, of which approximately $3.8 million was the result of the consolidation of manufacturing and administrative functions. Increased expenses of $0.2 million in the Petrochemical segment were offset by a $0.3 million decrease in spending due to foreign currency exchange rate changes. Increased corporate spending of approximately $0.7 reflects the additional costs associated with operating as an independent public company.

         During the half-year, special charges of $0.7 million were incurred associated with the closure, consolidation and reorganization of manufacturing operations in both the Instrumentation and Fluid Regulation and Petrochemical segments. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, including relocation of manufacturing equipent.

         The change in operating income for the six-months ended June 30, 2000 is attributable to the following:

                                                                  TOTAL                                 FOREIGN
                                        2000          1999        CHANGE    ACQUISITIONS   OPERATIONS   EXCHANGE
                                        ----          ----        ------    ------------   ----------   ---------
                                                                           (IN THOUSANDS)
Instrumentation & Fluid Regulation     $ 14,322      $ 13,366      $   956        $105       $ 855      $ (4)
Petrochemical                             4,205         3,412          793          51         643        99
Corporate                                (3,426)       (2,809)        (617)        --         (617)      --
                                       --------      --------      -------        ----       -----      ----
   Total                               $ 15,101      $ 13,969      $ 1,132        $156       $ 881      $ 95
                                       ========      ========      =======        ====       =====      ====

         The increase in operating income in the Instrumentation and Fluid Regulation Products Segment was primarily attributable to improved operating efficiencies within the instrumentation related product lines. These gains were partially offset by lower overhead absorption resulting from the lower production requirements of the current period versus that of the prior year and by the effect of the special charges incurred during the period. The effect of the decrease in steam product revenues was mitigated by improvements in product line gross profit and reduced operating expenses. The increase in operating income in the Petrochemical Products Segment is primarily due to: additional gross profit related to incremental revenues, lower gross profit due to manufacturing cost inefficiencies and the special charges related to plant closures and reorganization. Additional corporate spending associated with operating as an independent public company also reduced operating income during the period.

         Net interest expense increased to $5.0 million at June 30, 2000 due to a higher average debt balance outstanding in the current year, versus the prior year average balance used by Watts for allocation of interest expenses prior to the spin-off, and higher current year interest rates.

         Other non-operating expense increased by $0.3 million, to $0.6 million at June 30, 2000 compared with $0.3 million as of June 30, 1999. The increase is primarily attributable to higher minority interest expense related to the current year improvement in the profitability of our Chinese joint venture operation and certain foreign exchange losses.

         The effective tax rate increased to 41.0% from 39.1%. Prior to the spin-off, income tax was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. Similar strategies were not put in place immediately following the spin-off as we were required to wait for a favorable supplemental ruling from the Internal Revenue Service received in April, 2000.

         Net income is relatively unchanged at $5.6 million.

         The combined results of operations are impacted by the effect that changes in foreign exchange rates have on our international subsidiaries' operating results. Year to year changes in foreign exchange rates had an immaterial impact on net income for the period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 2000, we generated $17.9 million in cash flow from operating activities and used $1.8 million of cash for investing activities, principally to purchase capital equipment, and a net $13.4 million was used to reduce our long-term debt. Capital expenditures were primarily for manufacturing machinery and equipment to further improve and consolidate manufacturing operations. Our capital expenditure budget for the year ending December 31, 2000 is $5.0 million.

         During the six-month period ended December 31, 1999, we entered into a $75.0 million unsecured credit facility with several banks. We also sold $75.0 million of senior unsecured notes to institutional investors. The proceeds from the unsecured credit facility and senior unsecured notes were used, during the prior year, to pay Watts for our assigned portion of Watts' long-term debt of $96.0 million, refinancing of existing CIRCOR debt of $8.6 million and various debt financing fees amounting to $1.5 million. Since December 31, 1999, we further reduced the balance of the unsecured credit facility by $12.0 million to $20.0 million and at June 30, 2000, we had $55.0 million available to support our acquisition program, working capital requirements and for general corporate purposes.

         To fulfill a representation made to the Internal Revenue Service ("IRS") as part of the application for the tax-free treatment of our spin-off from Watts, we had intended to engage in an equity offering within approximately one year after the spin-off. Although we still intend to engage in such an offering, we believe that current market conditions may not be favorable, and, accordingly, we have filed for a supplemental ruling to obtain approval from the IRS to extend our original timeline. We intend to use the proceeds from an equity offering, together with availability from our unsecured line of credit, to fund future acquisitions.

         The ratio of current assets to current liabilities at June 30, 2000 was
4.3 to 1 compared to 4.5 to 1 at December 31, 1999. Cash and cash equivalents were $7.2 million at June 30, 2000 compared to $5.2 million at December 31, 1999. Debt as a percentage of total capital employed was 37.3% at June 30, 2000 compared to 40.6% at December 31, 1999. At June 30, 2000, we were in compliance with all covenants related to existing debts.

         We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

         We use foreign currency forward contracts to manage the risk related to intercompany and third party sales and certain open foreign currency denominated commitments to sell product to third parties. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 2000, we had forward contracts to buy foreign currencies with a face value of $1.7 million. These contracts mature on various dates between July 2000 and July 2001 and had a fair market value of less than $0.1 million at June 30, 2000. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparty is not significant.

         From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the six-month period ending June 30, 2000 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

YEAR 2000

         Our year 2000 initiative program was successful and no interruptions to business processes have occurred.

CONVERSION TO EURO

         On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The introduction of the Euro will affect CIRCOR as we have manufacturing and distribution facilities in several of the member countries and that trade extensively across Europe. We are currently assessing the long-term competitive implications of the conversion, and at this time, are not anticipating that any significant costs will be incurred due to the introduction and conversion the Euro.

OTHER

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Although we continue to review the effect of the implementation of SFAS No. 133, we do not currently believe its adoption will have a material impact on our financial position or overall trends in results of operations and do not believe adoption will result in significant changes to our financial risk management practices. However, the impact of adoption of SFAS No. 133 on our results of operations is dependent upon the fair values of our derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". An amendment has delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

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

         Leslie Controls, Inc. ("Leslie") and Spence Engineering Company, Inc. ("Spence"), both subsidiaries of CIRCOR, are third-party defendants in over 300 civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. The ship owner defendants' third-party claims in the Leslie and Spence cases typically involve 20-30 third-party defendants. The claims against Leslie and Spence assert that the packing in metal pumps and the gaskets in metal valves supplied by Leslie and Spence contained asbestos which contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

         Leslie and its insurers had been in dispute over payment of approximately $560,000 in legal fees incurred to defend these cases through 1994 and approximately $300,000 in legal fees incurred from 1995 through the present time. The dispute resulted from a gap in Leslie's insurance coverage from 1965 to 1973. During the fall of 1999, Leslie and its insurers entered into an agreement pursuant to which Leslie has agreed to be responsible for 41% of all legal fees and settlement costs incurred from 1995 forward.

         We have established reserves for all of the claims discussed above, including reserves relating to the claims disputed by our insurance carriers, and we do not currently believe it is reasonably likely that a range of loss could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries of our own on these claims.

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

NEW DEVELOPMENTS

         On July 12, 2000, we were notified that the United States Customs Service ("Customs") is conducting an investigation to determine whether our subsidiary KF Industries, Inc. ("KF"), is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

         On July 22, 1998, Watts Investment Company, a subsidiary of our former parent, Watts Industries, Inc., acquired Hoke, Inc. ("Hoke"). On October 18, 1999, the spin-off date, the ownership of Hoke Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the stock purchase agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). We are now the claimant in two separate arbitration proceedings against the former Hoke stockholders.

         Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the stock purchase agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke stockholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began, between the former Hoke stockholders and us, to determine the closing net worth of Hoke. In May, 2000 the arbitrator awarded us a purchase price adjustment in the amount of $6,219,774. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3,500,000, the net effect of the arbitrator's award would result in a payment to us of $2,719,774. To date, the former Hoke Stockholders have failed to make any payments to us on account of this award, and on May 24, 2000, we filed a petition to confirm the Arbitration Award in the federal district court in Chicago (the place of the arbitration). The Former Hoke Stockholders have indicated that they will contest our petition and will move to vacate the arbitrator's award. Until the award is fully and finally confirmed, it accrues interest at an annual rate of 9%.

         We are also the claimant in an indemnification claim against the former Hoke stockholders pursuant to the Stock Purchase Agreement. This claim, made on December 11, 1998, asserts that the former Hoke stockholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke's financial statements and that those misrepresentations caused Hoke's earnings for 1997 to be inflated, thereby causing us harm. This claim is the subject of a separate proceeding, with a different arbitrator than that used in the closing date balance sheet disputes. The parties recently participated in a two day hearing in front of the arbitrator and expect the arbitrator to issue a final ruling in the near future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (1) The Company held its first ever Annual Meeting of Stockholders on May 18, 2000. The proposals in front of the Stockholders and the results of voting on such proposals are as follows:

          1. Election of Directors: David F. Dietz, a director of the Company, was re-elected as a Class I director for a three-year term expiring at the annual meeting held after conclusion of the 2002 fiscal year. Voting results: 10,348,107 votes FOR; 647,469 votes WITHHELD.

          2. Ratification of Independent Auditors: The selection of KPMG LLP as the Company's independent auditors for fiscal year 2000 was ratified. Voting results: 10,992,783 votes FOR; 2,541 votes AGAINST; and 252 votes ABSTAINED.

          3. Approval of Material Terms of Certain Performance Goals under the Company's 1999 Stock Option and Incentive Plan (the "Plan"): The stockholders approved the authority of a committee of two or more independent directors, from time to time, to issue awards under the Plan containing one or more of the performance goals which enable such awards to qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Plan had previously been approved prior to our spin-off from Watts Industries, Inc. By virtue of the approval granted by the stockholders, the Company may now maximize its realizable tax deduction in connection with performance-based compensation. Voting results: 10,287,815 votes FOR; 704,120 votes AGAINST; and 3,641 votes ABSTAINED.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K


(A) EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION AND LOCATION
-----------                       -------------------------
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

10.10     Lease Agreement, dated as of February 14, 1999, between BY-PASS 85
          Associates, LLC and CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Form 10.
10.11     Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994 is herein incorporated by reference to Exhibit 10.14 of the Watts
          Industries, Inc. Annual Report on Form 10-K, File No. 0-14787, filed with the Securities and Exchange Commission on September 26, 1994.
10.12     Loan Agreement between Hillsborough County Industrial Development
          Authority and Leslie Controls, Inc. dated July 1, 1994 is herein incorporated by reference to Exhibit 10.15 of the Watts Industries,
          Inc. Annual Report on Form 10-K, File No. 0-14787, filed with the
          Securities and Exchange Commission on September 26, 1994.
10.13     Trust Indenture from Hillsborough County Industrial Development
          Authority to The First National Bank of Boston, as Trustee, dated July
          1, 1994 is herein incorporated by reference to Exhibit 10.17 of the
          Watts Industries, Inc. Annual Report on Form 10-K, File No. 0-14787,
          filed with the Securities and Exchange Commission on September 26,
          1994.
10.14     Form of Indemnification Agreement between CIRCOR and each of its directors is herein incorporated by reference to Exhibit 10.20 to the
          Form 10.
10.15     Executive Employment Agreement between CIRCOR, Inc. and David A.
          Bloss, Sr., dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10.
10.16     Executive Employment Agreement between CIRCOR, Inc. and Cosmo S.
          Trapani, dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Form 10.
10.17     Amended and Restated Letter of Credit, Reimbursement and Guaranty
          Agreement dated as of October 18, 1999 among Leslie Controls, Inc., as
          Borrower, CIRCOR International, Inc., as Guarantor, and First Union
          National Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form
          8-K, File No. 001-14962, filed with the Securities and Exchange
          Commission on October 21, 1999.
10.18     Amended and Restated Letter of Credit, Reimbursement and Guaranty
          Agreement dated as of October 18, 1999 among Spence Engineering
          Company, Inc. as Borrower, CIRCOR International, Inc., as Guarantor,
          and First Union National Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.18 to the Company's Current
          Report on Form 8-K, File No. 001-14962, filed with the Securities and
          Exchange Commission on October 21, 1999.
10.19     Credit Agreement, dated as of October 18, 1999, by and among CIRCOR
          International, Inc., a Delaware corporation, as Borrower, each of the
          Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders,
          BankBoston, N.A., as Syndication Agent, First Union National Bank, as
          Documentation Agent and ING Barings LLC, as Arranger for the Lenders
          is herein incorporated by reference to Exhibit 10.19 to the Company's
          Current Report on Form 8-K, File No. 001-14962, filed with the
          Securities and Exchange Commission on October 21, 1999.
10.20     Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR
          International, Inc., a Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is herein incorporated by reference to Exhibit 10.20 to the Company's
          Current Report on Form 8-K, File No. 001-14962, filed with the
          Securities and Exchange Commission on October 21, 1999.
10.21     Sharing agreement regarding the rights of debt holders relative to one another in the event of insolvency  is herein incorporated by reference to Exhibit 10.21 on Form 10Q/A filed with the Securities and Exchange Commission on August 14, 2000.
11        Computation of Earnings per Share (1)
21        Subsidiaries of Registrant: A list of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21.1 to Amendment
          No. 1 to the Company's Form 10.
*27       Financial Date Schedule Filed for the Periods Ended June 30, 2000 and
          1999


(1) Incorporated by reference to the notes to consolidated financial statements, note 6, of this report.
(*)  Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CIRCOR INTERNATIONAL, INC.

       AUGUST 14, 2000                 /s/ KENNETH W. SMITH
----------------------------           ------------------------------------
            DATE                       KENNETH W. SMITH
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                       AND TREASURER
                                       PRINCIPAL ACCOUNTING OFFICER