Form 10-Q
period 2000-09-30
CIRCOR INTERNATIONAL INC
filed 2000-11-14
CIK 1091883

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -----------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         -----------------------------
                For the quarterly period ended September 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 1-14962
                         ------------------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 31, 2000, there were 13,242,557 shares of the Registrant's Common Stock outstanding.

================================================================================

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets for September 30, 2000 and
                 December 31, 1999                                                 3

                 Consolidated Statements of Operations for the Three-Month
                 and Nine-Month Periods Ended September 30, 2000 and 1999          4

                 Consolidated Statements of Cash Flows for the Nine-
                 Months Ended September 30, 2000 and 1999                          5

                 Pro Forma Consolidated Statements of Operations
                 for the Three-Month and Nine-Month Periods Ended
                 September 30, 1999                                                6

                 Notes to Consolidated Financial Statements                      7-11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   11-16

         Item 3. Qualitative and Quantitative Discussion About
                 Market Risk                                                     16-17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                               17-18

         Item 4. Submission of Matters to a Vote of Security Holders              18

         Item 6. Exhibits and Reports on Form 8-K                                18-20

         Signatures                                                               21

                 Exhibit 10.22   Executive Change of Control Agreement
                                 between CIRCOR, Inc. and Carmine F. Bosco
                                 dated August 8, 2000.                           22-27
                 Exhibit 10.23   Executive Change of Control Agreement
                                 between CIRCOR, Inc. and Alan R. Carlsen
                                 dated August 8, 2000.                           28-33
                 Exhibit 10.24   Executive Change of Control Agreement
                                 between CIRCOR, Inc. and Kenneth W. Smith
                                 dated August 8, 2000.                           34-39
                 Exhibit 27      Financial Data Schedule Filed for the
                                 Periods Ended September 30, 2000 and 1999.       40

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        September 30, 2000    December 31, 1999
                                                                        ------------------    -----------------
                                                                           (unaudited)           (audited)
ASSETS
Current Assets:
 Cash and cash equivalents .............................................   $     7,665          $     5,153
 Trade accounts receivable, less allowance for doubtful accounts
   of $2,753 and $2,683, respectively ..................................        55,000               60,916
 Inventories ...........................................................       107,513              107,332
 Other current assets ..................................................        14,199               16,800
                                                                           -----------          -----------
    Total Current Assets ...............................................       184,377              190,201
                                                                           -----------          -----------

Property, Plant and Equipment, Net .....................................        69,025               75,154
Other Assets
 Goodwill, net of accumulated amortization of $13,662 and
    $11,775, respectively ..............................................        92,931               96,488
 Other assets ..........................................................         4,521                5,242
                                                                           -----------          -----------
Total Assets ...........................................................   $   350,854          $   367,085
                                                                           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ......................................................   $    20,566          $    21,172
 Other current liabilities .............................................        22,220               19,069
 Current portion of long-term debt .....................................           488                2,260
                                                                           -----------          -----------
    Total Current Liabilities ..........................................        43,274               42,501
                                                                           -----------          -----------

Long-Term Debt, Net of Current Portion .................................       101,616              122,867
Other Noncurrent Liabilities ...........................................        18,089               18,308
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized; no
    shares issued and outstanding ......................................            --                   --
 Common stock, $.01 par value; 29,000,000 shares authorized;
    13,236,993 and 13,236,877 issued and outstanding,  respectively ....           132                  132
 Additional paid-in capital ............................................       180,947              180,887
 Retained earnings .....................................................        10,292                3,393
 Accumulated other comprehensive (loss) ................................        (3,496)              (1,003)
                                                                           -----------          -----------
    Total Shareholders' Equity .........................................       187,875              183,409
                                                                           -----------          -----------
Total Liabilities and Shareholders' Equity .............................   $   350,854          $   367,085
                                                                           ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                           Three-Months Ended September 30,         Nine-Months Ended September 30,
                                           --------------------------------         -------------------------------
                                                2000           1999                       2000           1999
                                                ----           ----                       ----           ----
Net revenues ............................   $    75,637    $    77,713                $   236,899    $   234,704
Cost of revenues ........................        52,243         53,852                    162,608        158,510
                                            -----------    -----------                -----------    -----------
   GROSS PROFIT .........................        23,394         23,861                     74,291         76,194
Selling, general and administrative
expenses ................................        16,381         17,726                     51,474         56,090

Special charges .........................           801            722                      1,504            722
                                            -----------    -----------                -----------    -----------
   OPERATING INCOME .....................         6,212          5,413                     21,313         19,382
                                            -----------    -----------                -----------    -----------
Other (income) expense:
   Interest income ......................          (166)           (22)                      (372)          (163)
   Interest expense .....................         2,315          2,154                      7,520          6,671
   Other, net ...........................           188            317                        777            602
                                            -----------    -----------                -----------    -----------
                                                  2,337          2,449                      7,925          7,110
                                            -----------    -----------                -----------    -----------
   INCOME BEFORE TAXES ..................         3,875          2,964                     13,388         12,272
Provision for income taxes ..............         1,588          1,276                      5,489          4,914
                                            -----------    -----------                -----------    -----------
   NET INCOME ...........................   $     2,287    $     1,688                $     7,899    $     7,358
                                            ===========    ===========                ===========    ===========

Basic earnings per share
   Income per share .....................   $      0.17              *                $      0.60              *
   Weighted average number of shares ....        13,237              *                     13,237              *

Diluted earnings per share
   Income per share .....................   $      0.17              *                $      0.59              *
   Weighted average numbered shares .....        13,324              *                     13,500              *

         * See note 7 of the consolidated financial statements for an explanation of pro forma earnings per share.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine-Months Ended September 30,
                                                                         -------------------------------
                                                                              2000           1999
                                                                              ----           ----
OPERATING ACTIVITIES
 Net Income ...........................................................   $     7,899    $     7,358
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation ....................................................         8,034          7,630
      Amortization ....................................................         2,139          2,683
      Deferred income taxes ...........................................            --          3,552
      Gain on disposal of property, plant and equipment ...............           (24)            (9)
      Changes in operating assets and liabilities, net of
      effects from business acquisitions:
           Trade accounts receivable ..................................         4,501            844
           Inventories ................................................        (1,375)        (2,271)
           Other current assets .......................................         2,729            836
           Accounts payable and other current liabilities .............         3,530        (12,467)
                                                                          -----------    -----------
      Net cash provided by operating activities .......................        27,433          8,156
                                                                          -----------    -----------
INVESTING ACTIVITIES
 Additions to property, plant and equipment ...........................        (2,464)       (10,689)
 Disposal of property, plant and equipment ............................            39          1,084
 Increase in other assets .............................................           (79)          (237)
 Business acquisitions, net of cash acquired ..........................            --        (10,301)
 Purchase price adjustment on previous acquisition ....................         1,542             --
 Net change in short term investments .................................            --         (1,075)
                                                                          -----------    -----------
      Net cash used in investing activities ...........................          (962)       (21,218)
                                                                          -----------    -----------

FINANCING ACTIVITIES
 Proceeds from long-term borrowings ...................................        20,988          3,925
 Payments of long-term debt ...........................................       (43,776)       (14,495)
 Dividends paid .......................................................        (1,000)            --
 Net intercompany activity with Watts Industries, Inc. ................            --         24,555
                                                                          -----------    -----------
      Net cash provided by (used in) financing activities .............       (23,788)        13,985
                                                                          -----------    -----------
 Effect of exchange rate changes on cash and cash equivalents .........          (171)          (702)
                                                                          -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS .................................         2,512            221
Cash and cash equivalents at beginning of period ......................         5,153          4,090
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $     7,665    $     4,311
                                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CIRCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                         Three-Months Ended September, 1999
                                                         ----------------------------------
                                                                      Pro Forma
                                                     Historical      Adjustments      Pro Forma
                                                    ------------    ------------    ------------
Net revenues ....................................   $     77,713    $         --    $     77,713
Cost of revenues ................................         53,852              --          53,852
                                                    ------------    ------------    ------------
   GROSS PROFIT .................................         23,861              --          23,861
Selling, general and administrative expenses ....         17,726              51          17,777
Special charges .................................            722              --             722
                                                    ------------    ------------    ------------
   OPERATING INCOME .............................          5,413             (51)          5,362
Other (income) expense:
   Interest income ..............................            (22)             --             (22)
   Interest expense .............................          2,154             269           2,423
   Other, net ...................................            317              --             317
                                                    ------------    ------------    ------------
                                                           2,449             269           2,718
                                                    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES ......................          2,964            (320)          2,644
Provision for income taxes ......................          1,276            (128)          1,148
                                                    ------------    ------------    ------------
   NET INCOME ...................................   $      1,688    $       (192)   $      1,496
                                                    ============    ============    ============

                                                        Nine-Months Ended September 30, 1999
                                                        ------------------------------------
                                                                      Pro Forma
                                                     Historical      Adjustments      Pro Forma
                                                    ------------    ------------    ------------
Net revenues ....................................   $    234,704    $         --    $    234,704
Cost of revenues ................................        158,510              --         158,510
                                                    ------------    ------------    ------------
   GROSS PROFIT .................................         76,194              --          76,194
Selling, general and administrative expenses ....         56,090             178          56,268
Special charges .................................            722              --             722
                                                    ------------    ------------    ------------
   OPERATING INCOME .............................         19,382            (178)         19,204
Other (income) expense:
   Interest income ..............................           (163)             --            (163)
   Interest expense .............................          6,671             852           7,523
   Other, net ...................................            602              --             602
                                                    ------------    ------------    ------------
                                                           7,110             852           7,962
                                                    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES ......................         12,272          (1,030)         11,242
Provision for income taxes ......................          4,914            (412)          4,502
                                                    ------------    ------------    ------------
   NET INCOME ...................................   $      7,358    $       (618)   $      6,740
                                                    ============    ============    ============

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

      On October 18, 1999, we completed the spin-off from our former parent, Watts Industries, Inc. ("Watts"), and began to operate as an independent public company. Additionally, effective July 1, 1999 we changed our fiscal year end from June 30th to December 31st. Comparisons to prior year periods pertain to the historical results of these operations under Watts' ownership, including certain allocations of interest and general and administrative expenses, which later were transferred to CIRCOR in connection with the spin-off. See note 7 of these consolidated financial statements.

      The following discussion is based upon the three-month and nine-month periods ended September 30, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included.

      The accompanying consolidated financial statements present our financial position, results of operations and cash flows on a historical carve out basis up to October 18, 1999, and subsequently as if we had been an independent, publicly owned company. Certain allocations of interest and general and administrative expenses of Watts, as well as computations of separate tax provisions, have been made to facilitate such presentation (see note 7). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3)   Inventories

      Inventories consist of the following (in thousands):

                                   September 30, 2000        December 31, 1999
                                   ------------------        -----------------
                                      (unaudited)                (audited)
      Raw materials                    $ 39,857                 $ 42,701
      Work in process                    29,271                   27,466
      Finished goods                     38,385                   37,165
                                       --------                 --------
                                       $107,513                 $107,332
                                       ========                 ========

(4)   Segment Information

      The following table presents certain operating segment information:

                                             Instrumentation
                                                & Fluid
                                               Regulation    Petrochemical    Corporate     Consolidated
                                                Products       Products      Adjustments        Total
                                              ------------   ------------   ------------    ------------
                                                                   (in thousands)
Three-Months Ended September 30, 2000
Net Revenues                                  $     43,246   $     32,391   $         --    $     75,637
Operating income (loss)                              7,061            855         (1,704)          6,212

Three-Months Ended September 30, 1999
Net Revenues                                  $     41,436   $     36,277   $         --    $     77,713
Operating income (loss)                              3,863          3,258         (1,708)          5,413

                                             Instrumentation
                                                & Fluid
                                               Regulation    Petrochemical    Corporate     Consolidated
                                                Products       Products      Adjustments        Total
                                              ------------   ------------   ------------    ------------
                                                                   (in thousands)
Nine-Months Ended September 30, 2000
Net Revenues                                  $    131,987   $    104,912   $         --    $    236,899
Operating income (loss)                             21,383          5,060         (5,130)         21,313

Nine-Months Ended September 30, 1999
Net Revenues                                  $    131,266   $    103,438   $         --    $    234,704
Operating income (loss)                             17,229          6,670         (4,517)         19,382

      The operating segments above are presented on a basis consistent with the presentation in our consolidated financial statements for the period ended December 31, 1999. Identifiable assets did not change significantly from amounts appearing in the December 31, 1999 Consolidated Segment Information (see Form 10-K for the year then ended).

(5)   Special Charges

      During the nine-month period ended September 30, 2000, we incurred $1,504,000 of costs in connection with the consolidation and reorganization of manufacturing operations. The severance costs recognized for 88 terminated employees were $861,000. Other costs of $643,000 were incurred and were primarily associated with the closure, consolidation and reorganization of manufacturing plants in both the Instrumentation and Fluid Regulation and Petrochemical segments. The portion of the accrued severance costs to be paid subsequent to September 30, 2000 totals $470,000. Special charges of $722,000 were incurred in the first nine months of 1999, all associated with the closure, consolidation and reorganization of manufacturing plants in the Instrumentation and Fluid Regulation segment.

(6)   Earnings Per Common Share (in thousands, except per share amounts)

                                                     Three-Months Ended September 30, 2000
                                                 --------------------------------------------

                                                 Net Income       Shares     Per Share Amount
                                                 ----------       ------     ----------------
      Basic EPS                                    $ 2,287        13,237           $ 0.17
      Dilutive securities, principally
      common stock options                              --            87               --
                                                   -------        ------           ------
      Diluted EPS                                  $ 2,287        13,324           $ 0.17
                                                   =======        ======           ======

      Options to purchase 864,941 shares of common stock at prices ranging from $9.17 to $13.94 were outstanding during the three-month period ended September 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                                   Nine-Months Ended September 30, 2000
                                              -----------------------------------------------

                                              Net Income      Shares         Per Share Amount
                                              ----------      ------         ----------------
      Basic EPS                                $ 7,899        13,237              $ 0.60
      Dilutive securities, principally
      common stock options                          --           263               (0.01)
                                               -------        ------              ------
      Diluted EPS                              $ 7,899        13,500              $ 0.59
                                               =======        ======              ======

      Options to purchase 376,074 shares of common stock at prices ranging from $11.38 to $13.94 were outstanding during the nine-month period ended September 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

(7)   Pro Forma Consolidated Statement of Operations

      The following unaudited pro forma financial information presents a summary of the consolidated results of operations as if the spin-off and related transactions had occurred at the beginning of the periods presented.

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

      Historical interest expense includes $1,289,000 and $3,148,000 of expense allocated from Watts for the three-month and nine-month periods ended September 30, 1999, respectively. Pro forma interest expense includes $269,000 and $852,000 of interest expense for the three-month and nine-month periods ended September 30, 1999, respectively, on borrowings under our credit facility and from the issuance of senior unsecured notes. The borrowings under our credit facility and senior unsecured notes were assumed to bear an annualized interest rate, including amortization of related fees, of 7.3%, which was our estimate of the then currently available rate for borrowings under comparable credit facilities. The interest rates applicable to borrowings under our credit facility were subject to changes in the general financial markets. The historical allocation of Watts' interest expense was based on Watts' lower weighted average interest rate applied to the average balance of investments by and advances from Watts.

      Pro forma income tax benefits attributable to the above adjustments were recorded at a combined federal and state rate of 40%.

      The weighted average number of common shares outstanding used to calculate pro forma earnings per share for the three-month and nine-month periods ended September 30, 1999 assumed the spin-off transaction ratio of one share of CIRCOR International, Inc. for each two shares of Watts Industries, Inc. The calculation of pro forma diluted earnings per share assumes the conversion of all dilutive securities related to CIRCOR employees (see note 10 in Form 10-K). Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share amounts):

                                                             Three-Months Ended September 30, 1999
                                                 -----------------------------------------------------------------
                                                 Pro Forma Net Income            Shares           Per Share Amount
                                                 --------------------            ------           ----------------
         Basic EPS                                      $ 1,496                  13,224               $ 0.11
         Dilutive securities, principally
         common stock options                                --                      39                   --
                                                        -------                  ------               ------
         Diluted EPS                                    $ 1,496                  13,263               $ 0.11
                                                        =======                  ======               ======

                                                                 Nine-Months Ended September 30, 1999
                                                 -----------------------------------------------------------------
                                                 Pro Forma Net Income            Shares           Per Share Amount
                                                 --------------------            ------           ----------------
         Basic EPS                                      $ 6,740                  13,257               $ 0.51
         Dilutive securities, principally
         common stock options                                --                      16                   --
                                                        -------                  ------               ------
         Diluted EPS                                    $ 6,740                  13,273               $ 0.51
                                                        =======                  ======               ======

(8)   Comprehensive Income

      Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 was as follows (in thousands):

                                             Three-Months Ended September 30,         Nine-Months Ended September 30,
                                             --------------------------------         -------------------------------
                                                  2000              1999                  2000               1999
                                                -------            ------               -------            -------
  Net income                                    $ 2,287           $ 1,688               $ 7,899            $ 7,358
  Foreign currency translation adjustments       (1,395)              559                (2,493)            (1,213)
                                                -------           -------               -------            -------
     Total comprehensive income                 $   892           $ 2,247               $ 5,406            $ 6,145
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

(10)  Business Acquisitions

      On July 22, 1998, Watts Investment Company, a subsidiary of our former parent, Watts Industries, Inc., acquired Hoke, Inc. ("Hoke"). On October 18, 1999, the spin-off date, the ownership of Hoke Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). As a result, we became the claimant in two separate arbitration proceedings against the former Hoke stockholders.

      Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the Stock Purchase Agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke stockholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began, between the former Hoke stockholders and us, to determine the closing net worth of Hoke. In May, 2000 the arbitrator awarded us a purchase price adjustment in the amount of $6,219,774. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3,500,000, the net effect of the arbitrator's award would result in a payment to us of $2,719,774. The Former Hoke stockholders now have made payment of all amounts owed to us as a result of this award. The amount of the award less the associated costs of defending our claim has been accounted for as a $1,542,000 reduction in the purchase price for this acquisition.

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

Results of Operations for the Three-Months Ended September 30, 2000 Compared to the Three-Months Ended September 30, 1999

      The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the three-months ended September 30, 2000 and 1999.

                                                       As a percentage of net revenues
                                                       three-months ended September 30,
                                                       --------------------------------               Year-to-Year
                                                         2000                  1999           Percentage Increase (Decrease)
                                                         ----                  ----           ------------------------------
   Net revenues                                         100.0%                100.0%                     (2.7)%
   Cost of revenues                                      69.1%                 69.3%                     (3.0)%
                                                        -----                 -----
     Gross profit                                        30.9%                 30.7%                     (2.0)%
   Selling, general and administrative expenses          21.6%                 22.8%                     (7.6)%
   Special charges                                        1.1%                  0.9%                     10.9%
                                                        -----                 -----
    Operating income                                      8.2%                  7.0%                     14.8%
   Other (income) expense:
     Interest (income) expense, net                       2.8%                  2.7%                      0.8%
     Other (income) expense, net                          0.3%                  0.5%                    (40.7)%
                                                        -----                 -----
   Income before income taxes                             5.1%                  3.8%                     30.7%
   Provisions for income taxes                            2.1%                  1.6%                     24.5%
                                                        -----                 -----
      Net income                                          3.0%                  2.2%                     35.5%
                                                        =====                 =====

      Net revenues for the three-months ended September 30, 2000 decreased by $2.1 million, or 2.7%, to $75.6 million compared to $77.7 million for the quarter ended September 30, 1999. The decrease in net revenues for the quarter ended September 30, 2000 is attributable to the following:

                                                                     Total                     Foreign
                                              2000       1999        Change     Operations    Exchange
                                           ---------   ---------   ---------    ----------   ---------
                                                                 (in thousands)
Instrumentation & Fluid Regulation         $  43,246   $  41,436   $   1,810    $   2,448    $    (638)
Petrochemical                                 32,391      36,277      (3,886)      (3,136)        (750)
                                           ---------   ---------   ---------    ---------    ---------
   Total                                   $  75,637   $  77,713   $  (2,076)   $    (688)   $  (1,388)
                                           =========   =========   =========    =========    =========

      The Instrumentation and Fluid Regulation products segment accounted for 57.2% of net revenues in the current quarter compared to 53.3% last year. The Petrochemical products segment accounted for 42.8% of net revenues in the third quarter of 2000 compared to 46.7% for the same quarter last year.

      Instrumentation and Fluid Regulation revenues increased $1.8 million, or 4.4%. The net increase is primarily due to $2.7 million higher sales in the Instrumentation product lines, partially offset by the weakening of the Euro which reduced instrumentation product revenues by $0.6 million. The net decrease in Petrochemical revenues of $3.9 million, or 10.7%, was principally the result of a $3.4 million decrease in revenues from our Italian based operation partially caused by reduced oil and gas construction project activity. This decrease was partially offset by a $0.5 million increase in sales of products from our Chinese joint venture. Foreign exchange rate changes were unfavorable in Europe, resulting in a decrease in Petrochemical revenues of $0.8 million.

      Gross profit decreased $0.5 million, or 2.0%, to $23.4 million for the three-months ended September 30, 2000 compared to $23.9 million at September 30, 1999. However, gross margin increased from 30.7% in 1999 to 30.9% in 2000 as a result of improved operating efficiencies within the Instrumentation and Fluid Regulation segment. Gross profit from the Petrochemical segment decreased year-over-year by $2.7 million due to lower volume and competitive pricing related to slower market conditions. The decrease is also the net result of higher revenues primarily in the North American market offset by higher manufacturing costs in one of its key plants. The plant was the recipient of a product line transfer during late 1999 to consolidate manufacturing. Subcontract machining and other costs increased as the management team began to work through its manufacturing planning issues. The Petrochemical segment also had a lower level of orders for the large oil and gas construction projects this year in its Italian operation. Total gross profit declined by $0.2 million as a result of the weaker Euro.

      Selling, general and administrative expenses decreased $1.3 million, or 7.6%, to $16.4 million for the three-months ended September 30, 2000 compared with $17.7 million for the same quarter in the prior year. The Instrumentation and Fluid Regulation segment reduced operating expenses by $0.8 million, of which approximately $0.5 million was the result of the consolidation of manufacturing and administrative functions. Petrochemical segment expenses declined by $0.2 million, primarily as a result of lower spending in the Italian operation. The weaker Euro resulted in a favorable reduction of expenses of $0.3 million.

      During the third quarters of 2000 and 1999, special charges of $0.8 million and $0.7 million, respectively, were incurred associated with the closure, consolidation and reorganization of manufacturing operations in the Instrumentation and Fluid Regulation segment. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, and relocation of manufacturing equipment.

      The change in operating income for the quarter ended September 30, 2000 is attributable to the following:

                                                                      Total                     Foreign
                                             2000          1999       Change     Operations     Exchange
                                           ---------    ---------    ---------   ----------    ---------
                                                                  (in thousands)
Instrumentation & Fluid Regulation         $   7,061    $   3,863    $   3,198    $   3,203    $      (5)
Petrochemical                                    855        3,258       (2,403)      (2,444)          41
Corporate                                     (1,704)      (1,708)           4            4           --
                                           ---------    ---------    ---------    ---------    ---------
   Total                                   $   6,212    $   5,413    $     799    $     763    $      36
                                           =========    =========    =========    =========    =========

      The net increase in total company operating earnings of $0.8 million included an increase of $3.2 million in the Instrumentation and Fluid Regulation segment's result partially offset by a decline in results from the Petrochemical segment of $2.4 million. The increase in operating income in the Instrumentation and Fluid Regulation product segment was partially attributable to improved operating efficiencies, primarily resulting from the completion of plant consolidations that occurred late last year. These gains were partially offset by lower overhead absorption, resulting from the lower production requirements of the current quarter versus that of the prior year. The decrease in operating income in the Petrochemical segment is primarily due to lower revenues and gross profit which were impacted by competitive market pricing and certain manufacturing cost inefficiencies, partially offset by modest expense reductions.

      Net interest expense remained essentially unchanged at $2.1 million at September 30, 2000 due to a lower average debt balance outstanding in the current year, compared to the higher prior year average balance used by Watts for allocation of interest expenses prior to the spin-off, and higher current year interest rates.

      Other non-operating expense decreased by $0.1 million, to $0.2 million at September 30, 2000 compared with $0.3 million as of September 30, 1999. The decrease is primarily attributable to reduced foreign exchange losses.

      The effective tax rate decreased to 41.0% from 43.0%. Prior to the spin-off, income tax was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. Similar strategies were put in place this year following a favorable supplemental ruling from the Internal Revenue Service received in April, 2000.

      Net income increased $0.6 million to $2.3 million. This increase is primarily attributable to the improved results of the Instrumentation and Fluid Regulation segment and lower tax rates partially offset by lower revenues and cost inefficiencies in the Petrochemical segment as well as higher special charges related to plant consolidation activities.

      The combined results of operations are impacted by changes in foreign exchange rates which have an effect on our international subsidiaries' operating results. Year to year changes in foreign exchange rates had an immaterial impact on net income for the quarter ended September 30, 2000.

Results of Operations for the Nine-Months Ended September 30, 2000 Compared to the Nine-Months Ended September 30, 1999

      The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the nine-months ended September 30, 2000 and 1999.

                                                       As a percentage of net revenues
                                                       nine-months ended September 30,
                                                       -------------------------------                Year-to-Year
                                                         2000                  1999           Percentage Increase (Decrease)
                                                         ----                  ----           ------------------------------
   Net revenues                                         100.0%                100.0%                       0.9%
   Cost of revenues                                      68.6%                 67.5%                       2.6%
                                                        -----                 -----
     Gross profit                                        31.4%                 32.5%                      (2.5)%
   Selling, general and administrative expenses          21.8%                 23.9%                      (8.2)%
   Special charges                                        0.6%                  0.3%                     108.3%
                                                        -----                 -----
     Operating income                                     9.0%                  8.3%                      10.0%
   Other (income) expense:
     Interest (income) expense, net                       3.0%                  2.8%                       9.8%
     Other (income) expense, net                          0.3%                  0.3%                      29.1%
                                                        -----                 -----
   Income before income taxes                             5.7%                  5.2%                       9.1%
   Provisions for income taxes                            2.4%                  2.1%                      11.7%
                                                        -----                 -----
      Net income                                          3.3%                  3.1%                       7.4%
                                                        =====                 =====

      Net revenues for the nine-months ended September 30, 2000 increased by $2.2 million, or 0.9%, to $236.9 million compared to $234.7 million for the nine-months ended September 30, 1999. The increase in net revenues for the period ended September 30, 2000 is attributable to the following:

                                                                    Total                                   Foreign
                                              2000        1999      Change     Acquisitions   Operations   Exchange
                                           ---------   ---------   ---------   -----------    ----------   ---------
                                                                      (in thousands)
Instrumentation & Fluid Regulation         $ 131,987   $ 131,266   $     721     $   1,458     $     672   $  (1,409)
Petrochemical                                104,912     103,438       1,474           141         3,334      (2,001)
                                           ---------   ---------   ---------     ---------     ---------   ---------
   Total                                   $ 236,899   $ 234,704   $   2,195     $   1,599     $   4,006   $  (3,410)
                                           =========   =========   =========     =========     =========   =========

      The Instrumentation and Fluid Regulation products segment accounted for approximately 55.7% of net revenues in the first nine months compared to 55.9% last year. The Petrochemical product segment accounted for approximately 44.3% of net revenues this year compared to 44.1% for the same period last year.

      Instrumentation and Fluid Regulation product revenues increased $0.7 million, or 0.5%. The net increase is primarily due to: incremental revenue of $1.5 million as a result of the GO Regulator acquisition in April, 1999; a year-to-year increase in U.S. instrumentation revenues of $2.3 million, primarily within the aerospace markets; a $0.6 million increase in the volume of European instrumentation product revenues; $2.2 million lower revenues of steam products, resulting from a lower product order backlog at the beginning of the year than was available in the prior year; and the effect of a weaker Euro which reduced instrumentation revenues by $1.4 million. The net increase in petrochemical revenues of $1.5 million, or 1.4%, was principally the result of $8.4 million in higher North American revenues related to improved customer spending on maintenance and repair and small capital projects, a $2.0 million increase in revenue from the Chinese joint venture and a $6.9 million decrease in revenues from the Italian based operation due to a reduced number of large oil and gas construction projects. Net foreign exchange rate changes were unfavorable, which decreased Petrochemical revenues by $2.0 million.

      Gross profit decreased $1.9 million, or 2.5%, to $74.3 million for the nine-months ended September 30, 2000 compared to $76.2 million at September 30, 1999. Gross margin declined from 32.5% in 1999 to 31.4% in 2000. Gross profit from the Instrumentation and Fluid Regulation segment was flat, with the increase in gross profit attributable to operations of $0.4 million offset by unfavorable foreign exchange. Gross profit from the Petrochemical segment decreased year-over-year by $1.9 million. The decrease is the net result of: lower revenues in certain higher margin product lines, resulting from reduced capital project activity for the global oil and gas markets this year; coupled with the related effect of competitive pricing; and by higher manufacturing costs at a key North American plant.

      Selling, general and administrative expenses decreased $4.6 million, or 8.2%, to $51.5 million at September, 2000 compared with $56.1 million for the same period in the prior year. The Instrumentation and Fluid Regulation segment reduced operating expenses by $4.7 million, of which approximately $4.2 million was the result of the consolidation of manufacturing and administrative functions. Increased corporate spending of approximately $0.6 million reflects additional costs associated with operating as an independent public company. The weaker Euro resulted in reduced overall expenses of $0.7 million.

      During the first nine months, special charges of $1.5 million were incurred associated with the closure, consolidation and reorganization of manufacturing operations in both the Instrumentation and Fluid Regulation and Petrochemical segments. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, including relocation of manufacturing equipment. During the first nine months of 1999 similar consolidation charges of $0.7 million were incurred.

      The change in operating income for the nine-months ended September 30, 2000 is attributable to the following:

                                                                         Total                                        Foreign
                                              2000          1999         Change       Acquisitions    Operations     Exchange
                                           ----------    ----------    ----------     ------------    ----------    ----------
                                                                             (in thousands)
Instrumentation & Fluid Regulation         $   21,383    $   17,229    $    4,154      $      105     $    4,058    $       (9)
Petrochemical                                   5,060         6,670        (1,610)             51         (1,801)          140
Corporate                                      (5,130)       (4,517)         (613)             --           (613)           --
                                           ----------    ----------    ----------      ----------     ----------    ----------
   Total                                   $   21,313    $   19,382    $    1,931      $      156     $    1,644    $      131
                                           ==========    ==========    ==========      ==========     ==========    ==========

      The increase in operating income in the Instrumentation and Fluid Regulation products segment was primarily attributable to improved manufacturing and administrative operating efficiencies. These gains were partially offset by lower manufacturing overhead absorption, resulting from the lower production requirements of the current period versus that of the prior year, and by the effect of the special charges incurred during the period. The decrease in operating income in the Petrochemical products segment is primarily due to: additional gross profit related to incremental revenues offset by lower gross profit due to the effect of competitive pricing pressures, manufacturing cost inefficiencies and the special charges related to plant closures and reorganization. Additional corporate spending of $0.6 million is associated with operating as an independent public company.

      Net interest expense increased $0.6 million to $7.1 million at September 30, 2000 due to higher current year interest rates.

      Other non-operating expense increased by $0.2 million, to $0.8 million at September 30, 2000 compared with $0.6 million as of September 30, 1999. The increase is primarily attributable to higher minority interest expense related to the current year improvement in the profitability of our Chinese joint venture operation.

      The effective tax rate increased to 41.0% from 40.0%. Prior to the spin-off, income tax was calculated, to the extent possible, as if we had filed separate income tax returns and we benefited from the Watts strategies associated with our operations. Similar strategies were not put in place immediately following the spin-off as we were required to wait for a favorable supplemental ruling from the Internal Revenue Service which we eventually received in April, 2000.

      Net income increased $0.5 million to $7.9 million from $7.4 million in the comparable period last year as improved operating results within the Instrumentation and Fluid Regulation segment were partially offset by the decrease in performance within the Petrochemical products segment and higher special charges related to consolidation activities identified above.

      The combined results of operations are impacted by the effect that changes in foreign exchange rates have on our international subsidiaries' operating results. Year to year changes in foreign exchange rates had an immaterial impact on net income for the period ended September 30, 2000.

Liquidity and Capital Resources

      During the nine-month period ended September 30, 2000, we generated $27.4 million in cash flow from operating activities and we received $1.5 million as partial settlement of our litigation against the former Hoke stockholders. Our uses of cash included $2.5 million to purchase capital equipment, and a net $22.8 million was used to reduce our long-term debt. Capital expenditures were primarily for manufacturing machinery and equipment to further improve and consolidate manufacturing operations. Our capital expenditure budget for the year ending December 31, 2000 is $5.0 million.

      Since December 31, 1999, we have reduced the balance of our $75.0 million unsecured credit facility by $21.0 million to $11.0 million, and as of September 30, 2000, we had $64.0 million available to support our acquisition program, working capital requirements and for general corporate purposes.

      To fulfill a representation made to the Internal Revenue Service ("IRS") as part of the application for the tax-free treatment of our spin-off from Watts, we had intended to engage in an equity offering within approximately one year after the spin-off. Because we believed that market conditions were not favorable for completion of such an offering during that one-year period, we filed for and received a supplemental ruling from the IRS extending our original timeline by an additional six months. Therefore, we now intend to engage in an equity offering by April 18, 2001. We intend to use the proceeds from an equity offering, together with available funds from our unsecured line of credit, to fund future acquisitions.

      The ratio of current assets to current liabilities at September 30, 2000 was 4.3 to 1 compared to 4.5 to 1 at December 31, 1999. Cash and cash equivalents were $7.7 million at September 30, 2000 compared to $5.2 million at December 31, 1999. Debt as a percentage of total capital employed was 35.2% at September 30, 2000 compared to 40.6% at December 31, 1999. At September 30, 2000, we were in compliance with all covenants related to existing debt obligations.

      We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

      We use foreign currency forward contracts to manage the risk related to intercompany and third party sales and certain open foreign currency denominated commitments to sell product to third parties. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At September 30, 2000, we had forward contracts to buy foreign currencies with a face value of $2.5 million. These contracts mature on various dates between November 2000 and July 2001 and had a fair market value of less than $0.1 million at September 30, 2000. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparty is not significant.

      From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the nine-month period ended September 30, 2000 in connection with any of these matters. See Part II, Item 1, Legal Proceedings.

Other

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". An amendment has delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

      The following discussion of our risk-management activities may include "forward-looking statements" that involve risk and uncertainties. Actual results could differ significantly from those forward-looking statements.

      The primary risk exposures are in the areas of market risk, interest rate risk, foreign exchange rate risk and commodity price risk.

Market Risk

      The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil and gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. When oil and gas prices rise, maintenance and repair activity normally increases and we benefit from increased demand for valve products. However, price increase which may be considered temporary in nature, or not driven by customer demand may result in longer lead times for Petrochemical sales orders.

Interest Rate Risk

      At September 30, 2000, our primary interest rate risk relates to borrowings under its $75.0 million revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There was $11.0 million of borrowings from the revolving credit facility outstanding as of September, 2000. Based upon the expected levels of borrowings under this facility in 2001, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows (less than $0.1 million).

      Information about our long-term debt appears in Note 9 to the consolidated financial statements filed with our Annual Report on Form 10-K.

Foreign Exchange Rate Risk

      We use foreign currency forward contracts to manage the risk related to intercompany and third party sales that occur during the fiscal year and certain open foreign currency denominated commitments to sell products to third parties.

      We do not use derivative financial instruments for speculative or trading purposes. We use simple straight-forward instruments that are placed with major institutions. Risk management strategies are reviewed and approved by senior management before being implemented. Information about our use of forward currency forward exchange contracts appears in Note 13 to the consolidated financial statements filed with our Annual Report on Form 10-K and included in
Part 1. Item 2 Liquidity and Capital Resources section in the Report.

Commodity Price Risk

      The raw materials used in production process are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, an active materials management program and the diversity of materials used in our production processes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million coverage available under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200 million for the aviation products produced by our Circle Seal Controls operation. We believe this coverage to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims which may arise from product defects and failures or from environmental liability.

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

      On July 22, 1998, Watts Investment Company, a subsidiary of our former parent, Watts Industries, Inc., acquired Hoke, Inc. ("Hoke"). On October 18, 1999, the spin-off date, the ownership of Hoke Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). As a result, we became the claimant in two separate arbitration proceedings against the former Hoke stockholders.

      Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the Stock Purchase Agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke stockholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began, between the former Hoke stockholders and us, to determine the closing net worth of Hoke. In May, 2000 the arbitrator awarded us a purchase price adjustment in the amount of $6,219,774. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3,500,000, the net effect of the arbitrator's award would result in a payment to us of $2,719,774. The Former Hoke stockholders now have made payment of all amounts owed to us as a result of this award.

      We also are the claimant in an indemnification claim against the former Hoke stockholders pursuant to the Stock Purchase Agreement. This claim, made on December 11, 1998, asserts that the former Hoke stockholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke's financial statements and that those misrepresentations caused Hoke's earnings for 1997 to be inflated, thereby causing us harm. This claim is the subject of a separate proceeding, with a different arbitrator than was used in the closing date balance sheet dispute. In August 2000, the parties participated in a two-day hearing in front of the arbitrator and expect a resolution of this matter in the near future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

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

                  Statement on Form 10, File No. 000-26961, filed with the
                  Securities and Exchange Commission on September 22, 1999
                  ("Amendment No. 1 to the Form 10").
         10       Material Contracts:
         10.1     CIRCOR International, Inc. 1999 Stock Option and Incentive
                  Plan is incorporated herein by reference to Exhibit 10.1 to
                  Amendment No. 1 to the Form 10.
         10.2     Form of Incentive Stock Option Agreement under the 1999 Stock
                  Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.
         10.3     Form of Non-Qualified Stock Option Agreement for Employees
                  under the 1999 Stock Option and Incentive Plan (Five Year
                  Graduated Vesting Schedule) is incorporated herein by
                  reference to Exhibit 10.3 to Amendment No. 1 to the Form 10.
         10.4     Form of Non-Qualified Stock Option Agreement for Employees
                  under the 1999 Stock Option and Incentive Plan (Performance
                  Accelerated Vesting Schedule) is incorporated herein by
                  reference to Exhibit 10.4 to Amendment No. 1 to the Form 10.
         10.5     Form of Non-Qualified Stock Option Agreement for Independent
                  Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment
                  No. 1 to the Form 10.
         10.6     CIRCOR International, Inc. Management Stock Purchase Plan is
                  incorporated herein by reference to Exhibit 10.6 to Amendment
                  No. 1 to the Form 10.
         10.7     Form of CIRCOR International, Inc. Supplemental Employee
                  Retirement Plan is incorporated herein by reference to Exhibit
                  10.7 to Amendment No. 1 to the Form 10.
         10.8     Supply Agreement between Watts Industries, Inc. and CIRCOR
                  International, Inc. is incorporated herein by reference to
                  Exhibit 10.8 to Amendment No. 2 to the Form 10.
         10.9     Trademark License Agreement between Watts Industries, Inc. and
                  CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Form 10.
         10.10    Lease Agreement, dated as of February 14, 1999, between
                  BY-PASS 85 Associates, LLC and CIRCOR International, Inc. is
                  incorporated herein by reference to Exhibit 10.10 to Amendment
                  No. 1 to the Form 10.
         10.11    Trust Indenture from Village of Walden Industrial Development
                  Agency to The First National Bank of Boston, as Trustee, dated
                  June 1, 1994 is herein incorporated by reference to Exhibit
                  10.14 of the Watts Industries, Inc. Annual Report on Form
                  10-K, File No. 0-14787, filed with the Securities and Exchange
                  Commission on September 26, 1994.
         10.12    Loan Agreement between Hillsborough County Industrial
                  Development Authority and Leslie Controls, Inc. dated July 1,
                  1994 is herein incorporated by reference to Exhibit 10.15 of the Watts Industries, Inc. Annual Report on Form 10-K, File
                  No. 0-14787, filed with the Securities and Exchange Commission on September 26, 1994.
         10.13    Trust Indenture from Hillsborough County Industrial
                  Development Authority to The First National Bank of Boston, as
                  Trustee, dated July 1, 1994 is herein incorporated by
                  reference to Exhibit 10.17 of the Watts Industries, Inc.
                  Annual Report on Form 10-K, File No. 0-14787, filed with the
                  Securities and Exchange Commission on September 26, 1994.
         10.14    Form of Indemnification Agreement between CIRCOR and each of its directors is herein incorporated by reference to Exhibit
                  10.20 to the Form 10.
         10.15    Executive Employment Agreement between CIRCOR, Inc. and David
                  A. Bloss, Sr., dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the
                  Form 10.
         10.17    Amended and Restated Letter of Credit, Reimbursement and
                  Guaranty Agreement dated as of October 18, 1999 among Leslie
                  Controls, Inc., as Borrower, CIRCOR International, Inc., as
                  Guarantor, and First Union National Bank as Letter of Credit
                  Provider is herein incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, File No.
                  001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
         10.18    Amended and Restated Letter of Credit, Reimbursement and
                  Guaranty Agreement dated as of October 18, 1999 among Spence
                  Engineering Company, Inc. as Borrower, CIRCOR International,
                  Inc., as Guarantor, and First Union National Bank as Letter of
                  Credit Provider is herein incorporated by reference to Exhibit
                  10.18 to the Company's Current Report on Form 8-K, File No.
                  001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
         10.19    Credit Agreement, dated as of October 18, 1999, by and among
                  CIRCOR International, Inc., a Delaware corporation, as
                  Borrower, each of the Subsidiary Guarantors named therein, the
                  Lenders from time to time a party thereto, ING (U.S.) Capital
                  LLC, as Agent for such Lenders, BankBoston, N.A., as
                  Syndication Agent, First Union National Bank, as Documentation
                  Agent and ING Barings LLC, as Arranger for the Lenders is
                  herein incorporated by reference to Exhibit 10.19 to the
                  Company's Current Report on Form 8-K, File No. 001-14962,
                  filed with the Securities and Exchange Commission on October
                  21, 1999.
         10.20    Note Purchase Agreement, dated as of October 19, 1999, among
                  CIRCOR International, Inc., a Delaware corporation, the
                  Subsidiary Guarantors and each of the Purchasers listed on
                  Schedule A attached thereto is herein incorporated by
                  reference to Exhibit 10.20 to the Company's Current Report on
                  Form 8-K, File No. 001-14962, filed with the Securities and
                  Exchange Commission on October 21, 1999.
         10.21    Sharing agreement regarding the rights of debt holders
                  relative to one another in the event of insolvency is herein incorporated by reference to Exhibit 10.21 on Form 10 Q/A File
                  No. 1-14962 filed with the Securities and Exchange Commission on August 14, 2000.
         11       Computation of Earnings per Share (1).
         21       Subsidiaries of Registrant: A list of Subsidiaries of the
                  Company is incorporated herein by reference to Exhibit 21.1 to
                  Amendment No. 1 to the Company's Form 10.
*        10.22    Executive Change of Control Agreement between CIRCOR, Inc. and
                  Carmine F. Bosco dated August 8, 2000.
*        10.23    Executive Change of Control Agreement between CIRCOR, Inc. and
                  Alan R. Carlsen dated August 8, 2000.
*        10.24    Executive Change of Control Agreement between CIRCOR, Inc. and
                  Kenneth W. Smith dated August 8, 2000.
*        27       Financial Data Schedule Filed for the Periods Ended September
                  30, 2000 and 1999.

(1) Incorporated by reference to the notes to consolidated financial statements, note 6, of this report.
(*)      Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2000.

                                        CIRCOR INTERNATIONAL, INC.


                                        /s/ DAVID A. BLOSS, SR.
                                        ------------------------------------
                                        DAVID A. BLOSS, SR.
                                        CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                        AND PRESIDENT
                                        PRINCIPAL EXECUTIVE OFFICER


                                        /s/ KENNETH W. SMITH
                                        ------------------------------------
                                        KENNETH W. SMITH
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                        AND TREASURER
                                        PRINCIPAL ACCOUNTING OFFICER