Form 10-K/A
period 1999-12-31
CIRCOR INTERNATIONAL INC
filed 2001-02-23
CIK 1091883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A



   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14962
                            ------------------------
                           CIRCOR INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)


               DELAWARE                                     04-3477276
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

           C/O CIRCOR, INC.                                 01803-4230
  35 CORPORATE DRIVE, BURLINGTON, MA                        (Zip Code)
    (Address of principal executive
               offices)

    (Registrant's telephone number,                       (781) 270-1200
         including area code):


    Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------               ---------------------------------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



    The following sections of the Report are hereby amended and restated in full by amending the following items to include the audited statements of operations, cash flows and shareholders' equity for the fiscal year ended June 30, 1997 and an unaudited statement of cash flows for the six months ended December 31, 1998.



                                                                                  Page
                                                                                --------
Part II  Item 7   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      3-12

Part II  Item 8   Financial Statements and Supplemental Data..................     12

Part IV  Item 14  Exhibits, Financial Schedules and Reports on Form 10-K......     13

Exhibit Index.................................................................     13-15

Signatures....................................................................     16

Report of Independent Auditors................................................     17

Consolidated Financial Statements.............................................     18-21

Notes to the Consolidated Financial Statements................................     22-41

Schedule II  Valuation and Qualifying Accounts................................     42

                                    PART II


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


    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) loss of market share through competition; (ii) competitive pricing pressures; (iii) ability to develop and market new products; (iv) changes in the instrumentation, fluid regulation and petrochemical markets; (v) changes in demand for the Company's products; (vi) fluctuations in manufacturing yields;
(vii) insufficient or excess manufacturing capacity; (viii) the amount of product booked and shipped within a quarter; (ix) changes in product mix;
(x) fluctuating economic conditions in markets where the Company's products are manufactured or sold; interest rate and foreign exchange rate fluctuations;
(xi) ability to integrate manufacturing and other operating entities;
(xii) changes in commodity prices including stainless steel, cast iron and carbon steel; and (xiii) integrations of future acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or foreign exchange rates and changes in the assumptions used in making such forward-looking statements.


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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998


    The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the six-months ended
December 31, 1999 and 1998:


                                                            AS A PERCENTAGE OF NET
                                                                   REVENUES
                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,             YEAR-TO-YEAR
                                                           -------------------------   PERCENTAGE INCREASE
                                                             1999             1998         (DECREASE)
                                                           --------         --------   -------------------
Net revenues.............................................   100.0 %          100.0 %          (5.8)%
Cost of revenues.........................................    69.0 %           68.5 %          (5.1)%
                                                            -----            -----
Gross profit.............................................    31.0 %           31.5 %          (7.4)%
Selling, general and administrative expenses.............    22.2 %           22.2 %          (5.7)%
                                                            -----            -----
Operating income.........................................     8.8 %            9.3 %         (11.1)%
Other (income) expense:
Interest (income) expense, net...........................     2.9 %            2.6 %           2.5 %
Other (income) expense, net..............................     0.3 %           (0.3)%           nmf
                                                            -----            -----
Income before income taxes...............................     5.6 %            7.0 %         (24.2)%
Provision for income taxes...............................     2.5 %            2.9 %         (17.8)%
                                                            -----            -----
Net income...............................................     3.1 %            4.1 %         (28.7)%
                                                            =====            =====


nmf: Not meaningful


    Net revenues for the six months ended December 31, 1999 decreased by $9.7 million, or 5.8%, from $166.1 million to $156.4 million compared to the same period last year. The decrease in net revenues is attributable to the following factors:


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

    Revenues in these segments for the six-months ended December 31, 1999 and 1998, respectively, were as follows:


                                                 SIX-MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998      CHANGE
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Instrumentation and Fluid Regulation...........  $ 84,148   $ 85,622   $(1,474)
Petrochemical..................................    72,223     80,464    (8,241)
                                                 --------   --------   -------
  Total........................................  $156,371   $166,086   $(9,715)
                                                 ========   ========   =======



    Net revenues in the Instrumentation and Fluid Regulation segment for the six months ended December 31, 1999 decreased slightly due to softness in capital spending for instrumentation products partially offset by the acquisition of GO Regulator, Inc. The decrease in net revenues in the Petrochemical segment reflected weakness in both domestic and international oil and gas markets partially offset by the acquisition of SSI Equipment, Inc.



    Gross profit for the six months ended December 31, 1999 decreased by nearly $3.9 million, or 7.4% from $52.4 million to $48.5 million compared to the same period last year. Gross margin decreased from 31.5% to 31.0%. Gross profit was adversely affected by start-up costs of the new factory in Spartanburg, South Carolina and relocation costs associated with the closure of Hoke's Cresskill, New Jersey plant. In addition, gross profit was adversely affected by competitive pricing pressures, especially in the petrochemical markets. Lower energy prices experienced prior to the second-half of the year reduced demand for petrochemical products, thereby decreasing unit pricing. The reduced demand also lowered manufacturing levels creating unfavorable overhead absorption of fixed manufacturing costs, thereby decreasing gross margins during the six-month period.



    Selling, general and administrative expenses decreased $2.1 million to $34.7 million for the six months ended December 31, 1999 compared to the same period last year. We reduced selling, general and administrative expenses as revenues decreased and the savings were partially offset by certain costs associated with our transition to an independent public company.



    Operating income by segment for the six months ended December 31, 1999 and 1998 was as follows:



                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998      CHANGE
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Instrumentation and Fluid Regulation.............  $10,253    $ 9,618    $   635
Petrochemical....................................    6,332      8,771     (2,439)
Corporate........................................   (2,739)    (2,808)        69
                                                   -------    -------    -------
  Total..........................................  $13,846    $15,581    $(1,735)
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


    The effective tax rate for the six month period was 44.8% compared to 41.4% for comparable prior year period. Initiatives to reduce our effective tax rate are expected to be implemented pending receipt of a favorable supplemental ruling by the Internal Revenue Service. The tax rate for the six months ended December 31, 1999 reflects the benefits primarily derived from our former parent company's implementation of tax planning strategies.


    Net income decreased $2.0 million to nearly $4.9 million, for the six-month period, compared to last year's of $6.8 million. This decrease is primarily attributable to the factors discussed above.


RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 1998


    The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the fiscal years ended June 30, 1999 and 1998:


                                                            AS A PERCENTAGE OF NET
                                                                   REVENUES
                                                              TWELVE MONTHS ENDED
                                                                   JUNE 30,               YEAR-TO-YEAR
                                                           -------------------------   PERCENTAGE INCREASE
                                                             1999             1998         (DECREASE)
                                                           --------         --------   -------------------
Net revenues.............................................   100.0 %          100.0 %           11.8 %
Cost of revenues.........................................    67.6 %           67.2 %           12.4 %
                                                            -----            -----
Gross profit.............................................    32.4 %           32.8 %           10.6 %
Selling, general and administrative expenses.............    23.3 %           19.6 %           33.1 %
                                                            -----            -----
Operating income.........................................     9.1 %           13.2 %          (22.6)%
Other (income) expense:
Interest (income) expense, net...........................     2.7 %            1.2 %          153.8 %
Other (income) expense, net..............................    (0.1)%           (0.1)%          (25.2)%
                                                            -----            -----
Income before income taxes...............................     6.5 %           12.1 %          (40.1)%
Provision for income taxes...............................     2.6 %            4.3 %          (32.9)%
                                                            -----            -----
Net income...............................................     3.9 %            7.8 %          (44.2)%
                                                            =====            =====



    Net revenues for the twelve months ended June 30, 1999 increased by $34.1 million, or 11.8%, from $289.0 million to $323.1 million compared to the fiscal year ended June 30, 1998. The increase in net revenues is attributable to the following factors:


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


                                                   FISCAL YEAR ENDED JUNE 30,
                                                 ------------------------------
                                                   1999       1998      CHANGE
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Instrumentation and Fluid Regulation...........  $175,444   $110,332   $65,112
Petrochemical..................................   147,633    178,637   (31,004)
                                                 --------   --------   -------
  Total........................................  $323,077   $288,969   $34,108
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

    Operating income by segment for fiscal year 1999 and fiscal year 1998 were as follows:


                                                    FISCAL YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                    1999       1998      CHANGE
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Instrumentation and Fluid Regulation............  $24,844    $17,883    $  6,961
Petrochemical...................................   10,323     25,256     (14,933)
Corporate.......................................   (5,617)    (4,948)       (669)
                                                  -------    -------    --------
  Total.........................................  $29,550    $38,191    $ (8,641)
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


RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 1997



    The following tables set forth the percentage of net revenues and the yearly percentage change in certain financial data for the fiscal years ended June 30, 1998 and 1997:



                                                              AS A PERCENTAGE OF
                                                                 NET REVENUES
                                                              TWELVE MONTHS ENDED
                                                                   JUNE 30,               YEAR-TO-YEAR
                                                           -------------------------   PERCENTAGE INCREASE
                                                             1998             1997         (DECREASE)
                                                           --------         --------   -------------------
Net revenues.............................................   100.0 %          100.0 %            5.2 %
Cost of revenues.........................................    67.2 %           67.8 %            4.4 %
                                                            -----            -----
Gross profit.............................................    32.8 %           32.2 %            6.8 %
Selling, general and administrative expenses.............    19.6 %           19.9 %            3.2 %
                                                            -----            -----
Operating income.........................................    13.2 %           12.3 %           12.6 %
Other (income) expense:
Interest (income) expense, net...........................     1.2 %            1.2 %            6.0 %
Other (income) expense, net..............................    (0.1)%            0.2 %          145.5 %
                                                            -----            -----
Income before income taxes...............................    12.1 %           10.9 %           16.9 %
Provision for income taxes...............................     4.3 %            3.8 %           21.8 %
                                                            -----            -----
Net income...............................................     7.8 %            7.1 %           14.3 %
                                                            =====            =====



    Net revenues for the twelve months ended June 30, 1998 increased
$14.3 million, or 5.2%, from $274.7 million to $289.0 million compared to the fiscal year ended June 30, 1997. This increase in net revenues was attributable to the following factors:



                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                              -------------------
Acquisitions................................................  $14,624       5.3%
Operations..................................................    4,008       1.5%
Foreign Exchange............................................   (4,379)     (1.6%)
                                                              -------      ----
    Total...................................................  $14,253       5.2%
                                                              =======      ====

    The growth in net revenues due to acquired companies was primarily attributable to the inclusion of the net revenues of Telford Valve, which was acquired in March 1998, and the net revenues of Aerodyne Controls, which was acquired in December 1997. Aerodyne Controls is part of the Instrumentation and Fluid Regulation Products Group. The increase in net revenues from operations was primarily attributable to increased unit shipments of international oil and gas valves and increased unit shipments of domestic instrumentation valves. Net revenues were adversely impacted by a change in foreign exchange rates primarily associated with the Italian lire during fiscal year 1998.



    Revenues in the Instrumentation and Fluid Regulation Products Group and the Petrochemical Products Group for fiscal 1998 and fiscal 1997 were as follows:



                                                   FISCAL YEAR ENDED JUNE 30,
                                                 ------------------------------
                                                   1998       1997      CHANGE
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Instrumentation and Fluid Regulation...........  $110,332   $102,691   $ 7,641
Petrochemical..................................   178,637    172,025     6,612
                                                 --------   --------   -------
    Total......................................  $288,969   $274,716   $14,253
                                                 ========   ========   =======



    The increase in instrumentation and fluid regulation revenues was primarily attributable to the acquisition of Aerodyne Controls, increased unit shipments of domestic valves and two product line acquisitions. The increase in petrochemical revenues was primarily attributable to increased unit shipments of international oil and gas valves and the acquisition of Telford Valve. These increases were partially offset by the unfavorable foreign exchange rates associated with the Italian lire.



    Gross profit increased $6.0 million, or 6.8%, to $94.7 million for the fiscal year ended June 30, 1998 and gross margin increased from 32.2% to 32.8% compared to the fiscal year ended June 30, 1997. This percentage increase was primarily attributable to improved gross margins for international oil and gas valves and domestic steam valves. These improvements were partially offset by the inclusion of certain acquisitions which operated at a lower gross margin than the remainder of our operations.



    Selling, general and administrative expenses increased $1.7 million, or 3.2%, to $56.5 million. This increase was primarily attributable to the inclusion of the expenses of acquired companies and increased selling expenses for oil and gas valves. This increase was partially offset by the effect of the change in foreign exchange rates.



    Operating income increased by $4.3 million, or 12.6%, from $33.9 million to $38.2 million and increased as a percentage of revenues from 12.3% in fiscal 1997 to 13.2% in fiscal 1998.



    Operating income in the Instrumentation and Fluid Regulation Products Group and the Petrochemical Products Group for fiscal year 1998 and fiscal year 1997 was as follows:



                                                      FISCAL YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      1998       1997      CHANGE
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Petrochemical.....................................  $25,256    $21,012     $4,244
Instrumentation and Fluid Regulation..............   17,883     17,280        603
Corporate.........................................   (4,948)    (4,386)      (562)
                                                    -------    -------     ------
    Total.........................................  $38,191    $33,906     $4,285
                                                    =======    =======     ======



    The increase in operating income in the Petrochemical Products Group was primarily attributable to the increase in net revenues and increased gross margins on international oil and gas valves.



    The increase in operating income in the Instrumentation and Fluid Regulation Products Group was primarily attributable to increased net revenues.

    The effective tax rate increased to 36.0% from 34.5%. This increase was attributable to acquisition related goodwill amortization which was not deductible for US Federal Income Tax purposes.



    Net income increased by $2.8 million, or 14.3%, to $22.4 million. This increase was primarily attributable to increased net revenues and improved gross margins.



    Our consolidated results of operations were impacted by the effect that changes in foreign exchange rates had on our international subsidiaries' operating results. Changes in foreign exchange rates had an adverse impact on net income for fiscal 1998 of approximately $0.7 million.


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

RECENT DEVELOPMENTS


    Recent personnel changes and additions have been announced at our company. Carmine F. Bosco has been appointed Group Vice President of the Petrochemical Products Group. He will be responsible for the operations of the following: KF Industries, Inc., Telford Valve & Specialties, SSI Equipment Inc., Pibiviesse S.p.A., and SKVC. Alan J. Glass has been appointed Corporate Counsel and Assistant Secretary. He will be responsible for advising executive and senior management on corporate matters encompassing acquisitions and divestitures, international and domestic joint ventures, corporate compliance programs, employment, intellectual property, financing arrangements, equity market transactions, and environmental and health and safety matters. Stephen J. Carriere, Corporate Controller, has also been appointed as Vice President and Assistant Treasurer of the Company. Subsequent to December 31, 1999, Cosmo S. Trapani resigned his position as Chief Financial Officer, Treasurer and Secretary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CIRCOR INTERNATIONAL, INC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
Report of Independent Auditors..............................      17

Consolidated Balance Sheets as of December 31, 1999, June
  30, 1999 and June 30, 1998................................      18

Consolidated Statements of Operations for the six months
  ended December 31, 1999 and December 31, 1998 (unaudited)
  and the twelve months ended June 30, 1999, 1998 and 1997..      19

Consolidated Statements of Cash Flows for the six months
  ended December 31, 1999 and December 31, 1998 (unaudited)
  and the twelve months ended June 30, 1999, 1998 and 1997..      20

Consolidated Statements of Stockholders' Equity for the six
  months ended December 31, 1999 and the twelve months ended
  June 30, 1999, 1998 and 1997..............................      21

Notes to the Consolidated Financial Statements..............   22-41

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements


       The financial statements filed as part of the report are listed in
       Part II, Item 8 of this report on the Index to Consolidated Financial Statements included on page 12.


(a)(2)Financial Statement Schedules


                                                                           PAGE
                                                                         --------

          Schedule II Valuation and Qualifying Accounts for the six
          months ended December 31, 1999, and the twelve months ended
          June 30, 1999, 1998 and 1997................................      42


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

          9             Voting Trust Agreements:

          9.1           The Amended and Restated George B. Horne Voting Trust
                        Agreement-1997 dated as of September 14, 1999 is
                        incorporated herein by reference to Exhibit 9.1 to Amendment
                        No. 1 to the Company's Registration Statement on Form 10,
                        File No. 000-26961, filed with the

EXHIBIT NO.                               DESCRIPTION AND LOCATION
-----------                               ------------------------
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

EXHIBIT NO.                               DESCRIPTION AND LOCATION
-----------                               ------------------------
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

        *23             Consent of Experts and Counsel: Consent of KPMG LLP is filed herewith as Exhibit 23.1.

       **27             Financial Data Schedule.


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

(c) See Item 14(a)3 above.


*   Filed with this report.



**  Previously filed on Form 10-K, filed on 3/30/00.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       CIRCOR INTERNATIONAL, INC

                                                       By:           /s/ DAVID A. BLOSS, SR.
                                                            -----------------------------------------
                                                                       David A. Bloss, Sr.
                                                                     CHAIRMAN, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



              SIGNATURE                                  TITLE                           DATE
              ---------                                  -----                           ----
       /s/ DAVID A. BLOSS, SR.
    ----------------------------       Chairman, President, Chief Executive       February 23, 2001
         David A. Bloss, Sr.             Officer, (Principal Executive Officer)

        /s/ KENNETH W. SMITH           Vice President, Chief Financial Officer,
    ----------------------------         (Principal Financial Officer) and        February 23, 2001
          Kenneth W. Smith               Treasurer

       /s/ STEPHEN J. CARRIERE         Vice President, Corporate Controller,
    ----------------------------         (Principal Accounting Officer) and       February 23, 2001
         Stephen J. Carriere             Assistant Treasurer

         /s/ DEWAIN K. CROSS
    ----------------------------       Director                                   February 23, 2001
           Dewain K. Cross

         /s/ DAVID F. DIETZ
    ----------------------------       Director                                   February 23, 2001
           David F. Dietz

        /s/ TIMOTHY P. HORNE
    ----------------------------       Director                                   February 23, 2001
          Timothy P. Horne

      /s/ DANIEL J. MURPHY, III
    ----------------------------       Director                                   February 23, 2001
        Daniel J. Murphy, III

         /s/ THOMAS N. TULLO
    ----------------------------       Director                                   February 23, 2001
           Thomas N. Tullo

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CIRCOR International, Inc.


    We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 1999, and June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the six-month period ended December 31, 1999, and the fiscal years ended June 30, 1999, 1998 and 1997. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


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


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 1999, and June 30, 1999 and 1998, and the results of their operations and their cash flows for the six-month period ended December 31, 1999, and the fiscal years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Boston, Massachusetts
March 24, 2000

                           CIRCOR INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,153     $  6,714   $  6,241
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,683, $2,949 and $2,092, respectively.....      60,916       49,857     53,565
  Inventories...............................................     107,332      108,910     89,788
  Prepaid expenses and other current assets.................       7,006        6,817      2,634
  Deferred income taxes.....................................       9,794        8,592      2,182
                                                                --------     --------   --------
      Total Current Assets..................................     190,201      180,890    154,410
PROPERTY, PLANT AND EQUIPMENT, NET..........................      75,154       76,682     55,982
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $11,775,
    $10,353 and $7,688, respectively........................      96,488       96,900     39,173
  Other assets..............................................       5,242        4,571      3,912
                                                                --------     --------   --------
TOTAL ASSETS................................................    $367,085     $359,043   $253,477
                                                                ========     ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 21,172     $ 25,543   $ 28,345
  Accrued expenses and other current liabilities............      15,167       16,598     13,328
  Accrued compensation and benefits.........................       3,902        5,705      5,099
  Income taxes payable......................................           -        3,275      5,344
  Current portion of long-term debt.........................       2,260        4,178      2,977
                                                                --------     --------   --------
      Total Current Liabilities.............................      42,501       55,299     55,093
LONG-TERM DEBT, NET OF CURRENT PORTION......................     122,867       22,404     12,776
DEFERRED INCOME TAXES.......................................       5,162        7,439      6,210
OTHER NONCURRENT LIABILITIES................................       9,022       10,525      6,478
MINORITY INTEREST...........................................       4,124        4,120      4,264
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding............           -            -          -
  Common stock, $.01 par value; 29,000,000 shares
    authorized; 13,236,877 issued and outstanding at
    December 31, 1999.......................................         132            -          -
  Additional paid-in capital................................     180,887            -          -
  Retained earnings.........................................       3,393            -          -
  Accumulated other comprehensive income....................      (1,003)        (691)       479
  Investments by and advances from Watts Industries, Inc....           -      259,947    168,177
                                                                --------     --------   --------
      Total Shareholders' Equity............................     183,409      259,256    168,656
                                                                --------     --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $367,085     $359,043   $253,477
                                                                ========     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                              SIX MONTHS ENDED
                                                DECEMBER 31,          FISCAL YEAR ENDED JUNE 30,
                                           ----------------------   ------------------------------
                                             1999        1998         1999       1998       1997
                                           --------   -----------   --------   --------   --------
                                                      (UNAUDITED)
Net revenues.............................  $156,371   $   166,086   $323,077   $288,969   $274,716
Cost of revenues.........................   107,829       113,693    218,351    194,312    186,093
                                           --------   -----------   --------   --------   --------
      GROSS PROFIT.......................    48,542        52,393    104,726     94,657     88,623
Selling, general and administrative
  expenses...............................    34,696        36,812     75,176     56,466     54,717
                                           --------   -----------   --------   --------   --------
      OPERATING INCOME...................    13,846        15,581     29,550     38,191     33,906
                                           --------   -----------   --------   --------   --------
Other (income) expense:
  Interest income........................       (90)         (192)      (333)      (427)      (148)
  Interest expense.......................     4,632         4,624      9,141      3,898      3,422
  Other, net.............................       460          (514)      (229)      (306)       673
                                           --------   -----------   --------   --------   --------
                                              5,002         3,918      8,579      3,165      3,947
                                           --------   -----------   --------   --------   --------
INCOME BEFORE INCOME TAXES...............     8,844        11,663     20,971     35,026     29,959
Provision for income taxes...............     3,964         4,823      8,461     12,601     10,345
                                           --------   -----------   --------   --------   --------
      NET INCOME.........................  $  4,880   $     6,840   $ 12,510   $ 22,425   $ 19,614
                                           ========   ===========   ========   ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                            SIX MONTHS ENDED   SIX MONTHS ENDED     FISCAL YEAR ENDED JUNE 30,
                                              DECEMBER 31,       DECEMBER 31,     ------------------------------
                                                  1999               1998           1999       1998       1997
                                            ----------------   ----------------   --------   --------   --------
                                                                 (UNAUDITED)
OPERATING ACTIVITIES
Net Income................................      $  4,880           $  6,840       $ 12,510   $22,425    $19,614
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation............................         5,468              4,517          9,440     6,312      5,844
  Amortization............................         1,608              1,418          3,322     1,532      1,072
  Deferred income taxes (benefit).........        (3,503)               642          4,193       173       (151)
  (Gain) loss on disposal of property,
    plant and equipment...................          (285)               (78)           (54)       19        119
  Changes in operating assets and
    liabilities, net of effects from
    business acquisitions:
    Trade accounts receivable.............       (11,274)             7,681         13,665    (6,254)      (204)
    Inventories...........................         1,340              2,277            209    (9,783)    (1,988)
    Prepaid expenses and other assets.....          (570)            (1,483)        (3,102)    1,491     (1,842)
    Accounts payable, accrued expenses and
      other liabilities...................       (12,493)           (16,252)       (19,655)    5,160      5,378
                                                --------           --------       --------   -------    -------
  Net cash provided by (used in) operating
    activities............................       (14,829)             5,562         20,528    21,075     27,842
                                                --------           --------       --------   -------    -------
INVESTING ACTIVITIES
Additions to property, plant and
  equipment...............................        (4,557)            (2,072)        (9,499)   (6,115)    (5,457)
Disposal of property, plant and
  equipment...............................           298                169          1,208       146          -
Increase in other assets..................          (912)              (335)          (237)     (725)      (402)
Business acquisitions, net of cash
  acquired................................             -            (63,875)       (74,176)  (22,503)      (933)
                                                --------           --------       --------   -------    -------
Net cash used in investing activities.....        (5,171)           (66,113)       (82,704)  (29,197)    (6,792)
                                                --------           --------       --------   -------    -------
FINANCING ACTIVITIES
Proceeds from long-term borrowings........       188,643              1,738          4,331     2,957         93
Payments of long-term debt................       (90,157)            (6,962)       (20,646)     (428)      (862)
Net intercompany activity with Watts
  Industries, Inc.........................        15,950             63,016         79,260     9,104    (17,036)
Partial payment of investments by and from
  Watts Industries, Inc...................       (96,000)                 -              -         -          -
                                                --------           --------       --------   -------    -------
  Net cash provided by (used in) financing
    activities............................        18,436             57,792         62,945    11,633    (17,805)
                                                --------           --------       --------   -------    -------
Effect of exchange rate changes on cash
  and cash equivalents....................             3                608           (296)      143        (44)
                                                --------           --------       --------   -------    -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................        (1,561)            (2,151)           473     3,654      3,201
Cash and cash equivalents at beginning of
  year....................................         6,714              6,241          6,241     2,587    $  (614)
                                                --------           --------       --------   -------    -------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR....................................      $  5,153           $  4,090       $  6,714   $ 6,241    $ 2,587
                                                ========           ========       ========   =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.

                           CONSOLIDATED STATEMENTS OF

                              SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                          ADDITIONAL              INVESTMENTS BY       OTHER            TOTAL
                                       COMMON STOCK        PAID-IN     RETAINED    AND ADVANCES    COMPREHENSIVE    SHAREHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     EARNINGS     FROM WATTS         INCOME          EQUITY
                                    --------   --------   ----------   --------   --------------   --------------   -------------
BALANCE AT JUNE 30, 1996..........        -     $    -     $      -    $     -       $134,070         $ 1,051         $135,121
                                     ------     ------     --------    --------      --------         -------         --------
Net income........................                                                     19,614                           19,614
Cumulative translation
  adjustment......................                                                                       (422)            (422)
                                                                                                                      --------
Comprehensive income..............                                                                                      19,192
Net intercompany activity.........                                                    (17,036)                         (17,036)
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT JUNE 30, 1997..........        -          -            -          -        136,648             629          137,277
                                     ------     ------     --------    --------      --------         -------         --------
Net income........................                                                     22,425                           22,425
Cumulative translation
  adjustment......................                                                                       (150)            (150)
                                                                                                                      --------
Comprehensive income..............                                                                                      22,275
Net intercompany activity.........                                                      9,104                            9,104
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT JUNE 30, 1998..........        -          -            -          -        168,177             479          168,656
                                     ------     ------     --------    --------      --------         -------         --------
Net income........................                                                     12,510                           12,510
Cumulative translation
  adjustment......................                                                                     (1,170)          (1,170)
                                                                                                                      --------
Comprehensive income..............                                                                                      11,340
Net intercompany activity.........                                                     79,260                           79,260
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT JUNE 30, 1999..........        -          -            -          -        259,947            (691)         259,256
                                     ------     ------     --------    --------      --------         -------         --------
Net income prior to Spin-off......                                                      1,487                            1,487
Net income after Spin-off.........                                       3,393                                           3,393
Cumulative translation
  adjustment......................                                                                       (312)            (312)
                                                                                                                      --------
Comprehensive income..............                                                                                       4,568
Partial repayment of advances.....                                                    (96,000)                         (96,000)
Issuance of shares of common stock
  in connection with the
  Spin-off........................   13,237        132                                   (132)                               -
Net intercompany activity.........                                                     15,551                           15,551
Contribution to capital of
  remaining unpaid advances.......                          180,853                  (180,853)                               -
Net change in restricted stock
  units...........................                               34                                                         34
                                     ------     ------     --------    --------      --------         -------         --------
BALANCE AT DECEMBER 31, 1999......   13,237     $  132     $180,887    $ 3,393       $      -         $(1,003)        $183,409
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

CHANGE IN FISCAL YEAR


    Effective July 1, 1999, we changed our fiscal year-end from June 30th to December 31st. Accordingly, the audited financial statements include the results for the six-month period ended December 31, 1999 ("transition period"), and the prior three fiscal years ended June 30, 1999 ("fiscal 1999"), June 30, 1998 ("fiscal 1998") and June 30, 1997 ("fiscal 1997"). In addition to the basic audited financial statements and

                           CIRCOR INTERNATIONAL, INC.

(2) ACCOUNTING POLICIES (CONTINUED)
related notes, unaudited financial information for the six-month period ended December 31, 1998 has been presented to enhance comparability.

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

    Additionally, our historical financial statements include an allocation of Watts' previously unallocated general and administrative expenses. These allocations were based on our revenue as a percent of Watts' total revenue. The amounts, by year, of the historical allocations described above are as follows:


                                               JULY 1, 1999
                                                  FISCAL                        YEAR ENDED JUNE 30,
                                                  THROUGH            ------------------------------------------
                                               SPIN-OFF DATE           1999             1998             1997
                                               -------------         --------         --------         --------
                                                                        (IN THOUSANDS)
General and administrative expenses
  Allocated..................................     $1,678              $5,600           $4,900           $4,400
Interest expense allocated...................      1,899               6,455            3,101            2,466


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

OTHER TRANSACTIONS WITH FORMER AFFILIATES

    Prior and subsequent to the Spin-off transaction we conducted business with various other subsidiaries of Watts, under various contracts and agreements. The following table summarizes transactions with these related parties:


                                                         SIX MONTHS
                                                           ENDED          FISCAL YEAR ENDED JUNE 30,
                                                        DECEMBER 31,    ------------------------------
                                                            1999          1999       1998       1997
                                                       --------------   --------   --------   --------
                                                                       (IN THOUSANDS)
Purchases of inventory...............................      $3,621        $7,484     $7,672     $8,182
Sale of goods........................................       2,042         1,366      1,081      1,611


(4) BUSINESS ACQUISITIONS

    During fiscal 1999, we acquired Hoke, Inc. ("Hoke"), a multinational manufacturer of industrial valves and fittings, for approximately $85.0 million including assumption of debt. The following table reflects unaudited pro forma consolidated results on the basis that the Hoke acquisition had taken place and was recorded at the beginning of the fiscal year for each of the periods presented:


                                                                 FISCAL YEAR ENDED JUNE 30,
                                                         ------------------------------------------
                                                           1999             1998             1997
                                                         --------         --------         --------
                                                                       (IN THOUSANDS)
Net revenues...........................................  $326,707         $358,191         $346,266
Net income.............................................    12,436           19,365           17,239



    In our opinion the unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal years 1997, 1998 or 1999 or of future operations of the consolidated companies under our ownership and management.


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

                                                                                     BALANCE AT
                                                              ORIGINAL              DECEMBER 31,
                                                              ACCRUAL    ACTIVITY       1999
                                                              --------   --------   ------------
                                                                        (IN THOUSANDS)
Employee severance and related benefits.....................   $3,167     $2,839        $328
Relocation of employees.....................................       45          6          39
Other exit costs............................................    1,365      1,365           -
                                                               ------     ------        ----
                                                               $4,577     $4,210        $367
                                                               ======     ======        ====


    Additionally, during the six-month period ended December 31, 1999 costs of $0.7 million were incurred to relocate certain Hoke manufacturing equipment to our other manufacturing facilities. These costs are included in cost of revenues and selling, general and administrative expense.


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
                                                              =========    =========   =========

(7) INCOME TAXES

    The significant components of our deferred income tax liabilities and assets are as follows:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Deferred income tax liabilities:
  Excess tax over book depreciation.........................    $  6,965     $  6,819   $  5,373
  Inventory.................................................       3,577        3,327      3,437
  Other.....................................................         914          620        837
                                                                --------     --------   --------

    Total deferred income tax liabilities...................      11,456       10,766      9,647
                                                                --------     --------   --------

Deferred income tax assets:
  Accrued expenses..........................................       5,727        5,554      1,849
  Net operating loss carryforward...........................         529          716          -
  Cost basis differences in intangible assets...............       2,499            -          -
  Other.....................................................       7,333        5,649      3,770
                                                                --------     --------   --------
    Total deferred income tax assets........................      16,088       11,919      5,619

  Valuation allowance.......................................           -            -          -
                                                                --------     --------   --------
    Net deferred income tax assets..........................      16,088       11,919      5,619
                                                                --------     --------   --------
Net deferred income tax asset (liability)...................    $  4,632     $  1,153   $ (4,028)
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
                                                                ========     ========   ========

                           CIRCOR INTERNATIONAL, INC.

(7) INCOME TAXES (CONTINUED)
    The provision for income taxes is based on the following pre-tax income:


                                                  SIX MONTHS ENDED           FISCAL YEAR ENDED JUNE 30,
                                                    DECEMBER 31,        ------------------------------------
                                                        1999              1999          1998          1997
                                                  ----------------      --------      --------      --------
                                                                        (IN THOUSANDS)
Domestic........................................       $6,587           $14,011       $22,864       $25,238
Foreign.........................................        2,257             6,960        12,162         4,721
                                                       ------           -------       -------       -------
                                                       $8,844           $20,971       $35,026       $29,959
                                                       ======           =======       =======       =======


    The provision for income taxes consists of the following:


                                                     SIX MONTHS
                                                       ENDED                FISCAL YEAR ENDED JUNE 30,
                                                    DECEMBER 31,       ------------------------------------
                                                        1999             1999          1998          1997
                                                   --------------      --------      --------      --------
                                                                        (IN THOUSANDS)
Current tax expense (benefit):
  Federal........................................     $(1,360)          $  173       $ 7,156       $ 8,481
  Foreign........................................       1,272            2,408         3,085          (312)
  State..........................................         244               26         1,678         1,737
                                                      -------           ------       -------       -------
                                                          156            2,607        11,919         9,906
                                                      -------           ------       -------       -------

Deferred tax expense (benefit):
  Federal........................................       3,798            4,684           599           364
  Foreign........................................        (366)             613           (22)           11
  State..........................................         376              557           105            64
                                                      -------           ------       -------       -------
                                                        3,808            5,854           682           439
                                                      -------           ------       -------       -------
                                                      $ 3,964           $8,461       $12,601       $10,345
                                                      =======           ======       =======       =======


    Actual income taxes reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:


                                                     SIX MONTHS
                                                       ENDED                FISCAL YEAR ENDED JUNE 30,
                                                    DECEMBER 31,       ------------------------------------
                                                        1999             1999          1998          1997
                                                   --------------      --------      --------      --------
                                                                        (IN THOUSANDS)
Computed expected federal income tax expense.....      $3,095           $7,340       $12,259       $10,486
State income taxes, net of federal tax benefit...         403              416           703         1,069
Goodwill amortization............................         375              806           284           314
Foreign tax rate differential....................         115              384        (1,124)       (1,329)
Other, net.......................................         (24)            (485)          479          (195)
                                                       ------           ------       -------       -------
                                                       $3,964           $8,461       $12,601       $10,345
                                                       ======           ======       =======       =======



    Undistributed earnings of our foreign subsidiaries amounted to $4.7 million at December 31, 1999, and $3.2 million, $0.8 million and $0.1 million at June 30, 1999, 1998 and 1997, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of

                           CIRCOR INTERNATIONAL, INC.

(7) INCOME TAXES (CONTINUED)

dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $250,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1999. We made income tax payments of $2,690,000 during the six-month period ended December 31, 1999, and $4.7 million, $4.3 million and $7.6 million in fiscal years 1999, 1998 and 1997, respectively.


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
                                                                 =======     =======    =======

(9) FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                                                  JUNE 30,
                                                              DECEMBER 31,   -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                        (IN THOUSANDS)
Senior unsecured notes, maturing in 2006, at a fixed
  interest rate of 8.23%....................................    $ 75,000     $     -    $     -
Revolving line of credit, maturing in 2003, at a variable
  interest rate (7.57% at December 31, 1999)................      32,000           -          -
Industrial revenue bonds, maturing in varying amounts
  through 2020, at a variable interest rate (5.45% at
  December 31, 1999, and 3.88% and 3.60% at June 30, 1999
  and 1998, respectively)...................................      12,265      12,540     12,265
Term Loan, at a variable interest rate (8.50% at June 30,
  1999).....................................................           -       4,658          -
Capital lease obligations, at varying interest rates ranging
  from 9.26% to 18.50%......................................         596       4,081          -
Other borrowings, at varying interest rates ranging from
  6.15% to 10.25%...........................................       5,266       5,303      3,488
                                                                --------     -------    -------
  Total long-term debt......................................     125,127      26,582     15,753
Less: current portion.......................................       2,260       4,178      2,977
                                                                --------     -------    -------
  Total long-term debt, less current portion................    $122,867     $22,404    $12,776
                                                                ========     =======    =======

    On October 18, 1999, we entered into a $75.0 million unsecured revolving credit facility maturing in 2003. Under the credit facility agreement we are required to pay a facility fee of 0.35% per annum, and are able to borrow at various interest rates based on either the Euro dollar rate plus 1.5%, prime, or a

                           CIRCOR INTERNATIONAL, INC.

(9) FINANCING ARRANGEMENTS (CONTINUED)
competitive money market rate specified by the lender. On October 19, 1999, we also issued $75.0 million of unsecured notes maturing in 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by and advances from Watts and the outstanding balance under the term loan agreement.

    At December 31, 1999, we had $43.0 million available from the unsecured credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

    Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to enter into secured borrowing arrangements.


    Principal payments during each of the next five fiscal years are due as follows: 2000-$2.3 million; 2001-$0.1 million; 2002-$16.0 million;
2003-$47.5 million; and 2004-$15.9 million and $43.4 million thereafter. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.


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

    A summary of the status of all options granted to employees and non-employee directors at December 31, 1999, and changes during the six-month period then ended is presented in the table below:

                                                                    DECEMBER 31, 1999
                                                              ------------------------------
                                                                OPTIONS     WEIGHTED AVERAGE
                                                              (THOUSANDS)    EXERCISE PRICE
                                                              -----------   ----------------
Options outstanding at June 30, 1999........................         -           $    -
Replacement of Watts options................................       627            10.60
Granted.....................................................       398            10.13
Exercised...................................................         -                -
Forfeited...................................................         -                -
                                                                 -----
Options outstanding at December 31, 1999....................     1,025            10.43
                                                                 -----
Options exercisable at December 31, 1999....................       359            10.67
Weighted average fair value of options granted..............                     $ 2.37

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      -----------------------------------   ------------------------------
                                      WEIGHTED AVERAGE
  RANGE OF EXERCISE       OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
       PRICES           (THOUSANDS)   CONTRACTUAL LIFE    EXERCISE PRICE    (THOUSANDS)    EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
8$.04- 9.21.........         180            5.9               $ 8.34            127            $ 8.32
9.43-10.38.........          527            9.5                 9.94             27              9.43
11.00-11.96........          103            5.8                11.84             78             11.90
12.15-12.98........          215            6.7                12.71            127             12.53
                           -----                                                ---
8.04-12.98.........        1,025            7.9                10.43            359             10.67
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

    The components of net benefit expense are as follows:


                                                         SIX MONTHS
                                                           ENDED                FISCAL YEAR ENDED JUNE 30,
                                                        DECEMBER 31,       ------------------------------------
                                                            1999             1999          1998          1997
                                                       --------------      --------      --------      --------
                                                                            (IN THOUSANDS)
COMPONENTS OF NET BENEFIT EXPENSE
Service cost--benefits earned........................       $526            $1,085        $  786         $684
Interest cost on benefits obligation.................        298               531           459          378
Estimated return on assets...........................       (330)             (654)         (443)        (404)
                                                            ----            ------        ------         ----
                                                             494               962           802          658
Defined contribution plans...........................        203               216           210          138
                                                            ----            ------        ------         ----
  Total net benefits expense.........................       $697            $1,178        $1,012         $796
                                                            ====            ======        ======         ====

                           CIRCOR INTERNATIONAL, INC.

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:


                                                                                   JUNE 30,
                                                         DECEMBER 31,   ------------------------------
                                                             1999         1999       1998       1997
                                                         ------------   --------   --------   --------
                                                                        (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Balance at beginning of period.......................     $ 8,014     $ 7,021    $ 5,035     $4,718
  Service cost.........................................         526       1,085        786        684
  Interest cost........................................         298         531        459        378
  Actuarial gain (loss)................................         267        (623)       624       (849)
  Amendments...........................................           -           -        117        104
                                                            -------     -------    -------     ------
    Balance at end of period...........................       9,105       8,014      7,021      5,035
                                                            -------     -------    -------     ------
CHANGE IN FAIR VALUE OF PLAN ASSETS
  Balance at beginning of period.......................       7,173       6,459      4,784      4,472
  Actual return on assets..............................         650         595      1,323        164
  Employer contributions...............................           -         119        352        148
                                                            -------     -------    -------     ------
    Fair value of plan assets at end of period.........       7,823       7,173      6,459      4,784
                                                            -------     -------    -------     ------
FUNDED STATUS
  Plan assets less than benefit obligation.............      (1,282)       (841)      (562)      (251)
  Unrecognized transition obligation...................        (264)       (257)      (313)      (370)
  Unrecognized prior service cost......................         353         207        229        136
  Unrecognized actuarial gain (loss)...................        (298)     (1,047)      (450)      (160)
                                                            -------     -------    -------     ------
    Net accrued benefit cost...........................     $(1,491)    $(1,938)   $(1,096)    $ (645)
                                                            =======     =======    =======     ======


    The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:


                                                                                           JUNE 30,
                                                              DECEMBER 31,   ------------------------------------
                                                                  1999         1999          1998          1997
                                                              ------------   --------      --------      --------
Discount rate...............................................      7.75%        7.00%         7.00%         8.00%
Expected return on plan assets..............................      9.00%        9.00%         9.00%         8.00%
Rate of compensation increase...............................      5.00%        5.00%         5.00%         5.00%


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

OPERATING LEASE COMMITMENTS


    Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities are: $3.2 million in 2000, $2.6 million in 2001, $1.8 million in 2002, $1.7 million in 2003, $1.6 million in 2004 and
$4.0 million for years thereafter. Rental expense amounted to: $1.5 million during the six-month period ended December 31, 1999, and $3.4 million, $1.4 million and $1.2 million during the years ended June 30, 1999, 1998 and 1997, respectively.


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

USE OF DERIVATIVES


    We use foreign currency forward exchange contracts to reduce the impact of currency fluctuations on certain anticipated intercompany purchase transactions that are expected to occur within the fiscal year and certain other foreign currency transactions. Related gains and losses are recognized when the contracts expire, which is generally in the same period as the underlying foreign currency denominated transaction. These contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At June 30, 1998, there were no significant amounts of open foreign currency forward exchange contracts or related unrealized gains or losses. At June 30, 1999, we had forward contracts to buy foreign currencies with a face value of $9.0 million. These contracts matured on various dates between July 1999 and January 2000 and had a negative fair market value of $0.6 million at June 30, 1999. At December 31, 1999, we had forward contracts to buy foreign currencies with a face value $4.8 million. These contracts mature on various dates between January 2000 and June 2000 and had a negative fair market value of $0.2 million at December 31,

                           CIRCOR INTERNATIONAL, INC.

(13) FINANCIAL INSTRUMENTS (CONTINUED)
1999. The counterparties to these contracts are major financial institutions. The risk of loss to the Company in the event of non-performance by a counterparty is not significant.

(14) SEGMENT INFORMATION

    The following table presents certain operating segment information:


                                           INSTRUMENTATION &
                                           FLUID REGULATION    PETROCHEMICAL    CORPORATE    CONSOLIDATED
                                               PRODUCTS          PRODUCTS      ADJUSTMENTS      TOTAL
                                           -----------------   -------------   -----------   ------------
                                                                   (IN THOUSANDS)
SIX-MONTHS ENDED DECEMBER 31, 1999
Net Revenues.............................      $ 84,148          $ 72,223        $     -       $156,371
Operating income (loss)..................        10,253             6,332         (2,739)        13,846
Identifiable assets......................       212,328           141,773         12,984        367,085
Capital expenditures.....................         1,822             2,258            477          4,557
Depreciation and amortization............         4,412             2,566             98          7,076

FISCAL YEAR ENDED JUNE 30, 1999
Net Revenues.............................      $175,444          $147,633        $     -       $323,077
Operating income (loss)..................        24,844            10,323         (5,617)        29,550
Identifiable assets......................       218,732           136,328          3,983        359,043
Capital expenditures.....................         6,592             2,907              -          9,499
Depreciation and amortization............         7,939             4,823              -         12,762

FISCAL YEAR ENDED JUNE 30, 1998
Net Revenues.............................      $110,332          $178,637        $     -       $288,969
Operating income (loss)..................        17,883            25,256         (4,948)        38,191
Identifiable assets......................        97,245           153,186          3,046        253,477
Capital expenditures.....................         1,586             4,529              -          6,115
Depreciation and amortization............         3,611             4,233              -          7,844

FISCAL YEAR ENDED JUNE 30, 1997
Net Revenues.............................      $102,691          $172,025        $     -       $274,716
Operating income (loss)..................        17,280            21,012         (4,386)        33,906
Identifiable assets......................        85,069           121,840          5,818        212,727
Capital expenditures.....................         2,148             3,309              -          5,457
Depreciation and amortization............         3,544             3,372              -          6,916


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

                           CIRCOR INTERNATIONAL, INC.

(14) SEGMENT INFORMATION (CONTINUED)
    All intercompany transactions have been eliminated, and inter-segment revenues are not significant.



                                                 SIX MONTHS
                                                    ENDED           FISCAL YEAR ENDED JUNE 30,
                                                 DECEMBER 31,     ------------------------------
NET REVENUES BY GEOGRAPHIC AREA                     1999            1999       1998       1997
-----------------------------------------------  --------------   --------   --------   --------
                                                                 (IN THOUSANDS)
United States..................................     $ 95,155      $189,193   $196,927   $198,398
Italy..........................................        2,280        42,491     49,708     45,475
Canada.........................................       16,094        27,830     23,783      7,682
Other..........................................       42,842        63,563     18,551     23,161
                                                 -----------      --------   --------   --------
  Total revenues...............................     $156,371      $323,077   $288,969   $274,716
                                                 ===========      ========   ========   ========



                                                                                JUNE 30,
                                                           DECEMBER 31,    -------------------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA                           1999          1999       1998
------------------------------------                      --------------   --------   --------
                                                                     (IN THOUSANDS)
United States...........................................      $64,193       $64,773    $43,916
Italy...................................................        3,770         4,254      4,942
Canada..................................................        2,439         2,671      1,154
Other...................................................        4,752         4,984      5,970
                                                          -----------      --------   --------
  Total long-lived assets...............................      $75,154       $76,682    $55,982
                                                          ===========      ========   ========

                           CIRCOR INTERNATIONAL, INC.

(15) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)


    As discussed in Note 3, we became an independent publicly owned company on October 18, 1999 as a result of a spin-off from Watts. The following unaudited pro forma financial information presents a summary of the consolidated results of operations as if the Spin-off and related transactions had occurred at the beginning of the periods presented below (in thousands, except per share amounts):



                                                             SIX MONTHS ENDED      FISCAL YEAR ENDED
                                                               DECEMBER 31,            JUNE 30,
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Net income as reported....................................   $4,880     $6,840    $12,510    $22,425
Pro forma adjustments:
  Incremental administrative expenses (a).................      (61)      (126)      (253)      (246)
  Incremental interest expenses (b).......................     (322)      (519)    (1,037)      (429)
  Income tax effect of pro forma adjustments (c)..........      153        258        516       (270)
                                                             ------     ------    -------    -------
    Net pro forma adjustments.............................     (230)      (387)      (774)      (405)
                                                             ------     ------    -------    -------
Pro forma net income......................................   $4,650     $6,453    $11,736    $22,020
                                                             ======     ======    =======    =======
Basic earnings per share: (d)
  Before pro forma adjustments............................   $ 0.37     $ 0.51    $  0.95    $  1.65
  Impact of pro forma adjustments.........................    (0.02)     (0.03)     (0.07)     (0.03)
                                                             ------     ------    -------    -------
    Pro forma basic earnings per share....................   $ 0.35     $ 0.48    $  0.88    $  1.62
                                                             ======     ======    =======    =======
Diluted earnings per share: (d)
  Before pro forma adjustments............................   $ 0.37     $ 0.51    $  0.95    $  1.65
  Impact of pro forma adjustments.........................    (0.02)     (0.03)     (0.07)     (0.03)
                                                             ------     ------    -------    -------
    Pro forma diluted earnings per share..................   $ 0.35     $ 0.48    $  0.88    $  1.62
                                                             ======     ======    =======    =======


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

                           CIRCOR INTERNATIONAL, INC.

(15) PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

(d) The number of shares used to calculate pro forma earnings per share for the six months ended December 31, 1999 assumes the spin-off transaction occurred at July 1, 1999. The number of shares used to calculate pro forma earnings per share for the six months ended December 31, 1998 is based on the weighted average common stock and common stock equivalents outstanding used by Watts to determine earnings per share for that period, adjusted in accordance with the distribution ratio (see Note 3).


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


    Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share amounts):



                                                                 SIX MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                           1999                                1998
                                             ---------------------------------   ---------------------------------
                                             PRO FORMA               PER SHARE   PRO FORMA               PER SHARE
                                             NET INCOME    SHARES     AMOUNT     NET INCOME    SHARES     AMOUNT
                                             ----------   --------   ---------   ----------   --------   ---------
Basic EPS..................................   $ 4,650      13,229      $0.35      $ 6,453      13,468      $0.48
Dilutive securities, principally common
  stock options............................         -          86          -            -          52          -
                                              -------      ------      -----      -------      ------      -----
Diluted EPS................................   $ 4,650      13,315      $0.35      $ 6,453      13,520      $0.48
                                              =======      ======      =====      =======      ======      =====



                                                                  FISCAL YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                                           1999                                1998
                                             ---------------------------------   ---------------------------------
                                             PRO FORMA               PER SHARE   PRO FORMA               PER SHARE
                                             NET INCOME    SHARES     AMOUNT     NET INCOME    SHARES     AMOUNT
                                             ----------   --------   ---------   ----------   --------   ---------
Basic EPS..................................   $11,736      13,368      $0.88      $22,020      13,554      $1.62
Dilutive securities, principally common
  stock options............................         -           7          -            -          40          -
                                              -------      ------      -----      -------      ------      -----
Diluted EPS................................   $11,736      13,375      $0.88      $22,020      13,594      $1.62
                                              =======      ======      =====      =======      ======      =====

                           CIRCOR INTERNATIONAL, INC.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FIRST      SECOND       THIRD      FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                          ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
SIX-MONTHS ENDED DECEMBER 31, 1999
  Net revenues..........................................   $77,713     $78,658         n/a         n/a
  Gross profit..........................................    23,139      25,403         n/a         n/a
  Net income............................................     1,688       3,192         n/a         n/a

  Pro forma earnings per share:
    Basic...............................................      0.11        0.24         n/a         n/a
    Diluted.............................................      0.11        0.24         n/a         n/a
  Dividends per share...................................         -           -         n/a         n/a

FISCAL YEAR ENDED JUNE 30, 1999
  Net revenues..........................................   $80,997     $85,089     $79,234     $77,757
  Gross profit..........................................    25,830      26,563      25,867      26,466
  Net income............................................     3,706       3,134       2,493       3,177

FISCAL YEAR ENDED JUNE 30, 1998
  Net revenues..........................................   $67,891     $67,624     $75,719     $77,735
  Gross profit..........................................    22,805      23,274      25,267      23,311
  Net income............................................     5,589       5,291       6,077       5,468

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           CIRCOR INTERNATIONAL, INC.

                                 (IN THOUSANDS)

--------------------------------------------------------------------------------


               COLUMN A                   COLUMN B           COLUMN C                COLUMN D     COLUMN E
                                                            ADDITIONS
                                                      ----------------------
                                                                    CHARGED
                                                                      TO
                                         BALANCE AT   CHARGED TO     OTHER                         BALANCE
                                         BEGINNING    COSTS AND    ACCOUNTS-        DEDUCTIONS     AT END
              DESCRIPTION                OF PERIOD     EXPENSES    DESCRIBE        DESCRIBE (1)   OF PERIOD
-----------------------------------------------------------------------------------------------------------
Six-months ended December 31, 1999
Deducted from asset account:
  Allowance for doubtful accounts......    $2,949        $483       $    -             $749        $2,683

Fiscal year ended June 30, 1999
Deducted from asset account:
  Allowance for doubtful accounts......    $2,092        $106       $1,259(2)          $508        $2,949

Fiscal year ended June 30, 1998
Deducted from asset account:
  Allowance for doubtful accounts......    $1,709        $493       $  208(2)          $318        $2,092

Fiscal year ended June 30, 1997
Deducted from asset account:
  Allowance for doubtful accounts......    $1,803        $455       $    -             $549        $1,709


------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Balance acquired in connection with acquisition of SSI Equipment Inc. and Hoke, Inc. in 1999, and Telford Valve and Specialties, Inc. in 1998.