Form 10-K405
period 2000-12-31
CIRCOR INTERNATIONAL INC
filed 2001-03-09
CIK 1091883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to


                         Commission File Number 1-14962

                               ----------------

                           CIRCOR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                              04-3477276
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
   of incorporation or organization)

           c/o Circor, Inc.
              Suite 290
  35 Corporate Drive, Burlington, MA                 01803-4230

   (Address of principal executive                   (Zip Code)
               offices)

   (Registrant's telephone number, including area code):       (781) 270-1200

   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
         Title of each class                         registered
 ----------------------------------      ----------------------------------
   Common Stock, par value $.01 per            New York Stock Exchange
                share
   Preferred Stock Purchase Rights             New York Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2001, was $140,315,831. As of February 28, 2001, there were 13,262,891 shares of the Registrant's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
   Part III incorporates by reference certain portions of the information from the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 17, 2001. The Definitive Proxy Statement will be filed within 120 days of the end of 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
 Item 1  Business.......................................................     1
 Item 2  Properties.....................................................     8
 Item 3  Legal Proceedings..............................................     9
 Item 4  Submission of Matters to a Vote of Security Holders............    10

 Part II
 Item 5  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................    10
 Item 6  Selected Financial Data........................................    10
 Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    12
 Item 7A Quantitative and Qualitative Disclosures About Market Risk.....    27
 Item 8  Financial Statements and Supplemental Data.....................    28
 Item 9  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................    28

                                                                           Page
                                                                           ----
 Part III
 Item 10  Directors and Executive Officers of the Registrant............    28
 Item 11  Executive Compensation........................................    28
 Item 12  Security Ownership of Certain Beneficial Owners and
           Management...................................................    28
 Item 13  Certain Relationships and Related Transactions................    28

 Part IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    29

          Signatures....................................................    32
          Independent Auditors' Report..................................    33
          Consolidated Balance Sheets...................................    34
          Consolidated Statements of Operations.........................    35
          Consolidated Statements of Cash Flows.........................    36
          Consolidated Statements of Shareholders' Equity...............    37
          Notes to Consolidated Financial Statements....................    38
          Schedule II-Valuation and Qualifying Accounts.................    60

                                     PART I

ITEM 1. BUSINESS

Our History

   We were established by our former parent, Watts Industries, Inc., or Watts, to continue to operate the former industrial, oil and gas businesses of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, discussions relating to historical activities of our business units also include time periods when they constituted the former industrial, oil and gas businesses of Watts. In connection with the spin-off, our common stock was listed on the NYSE under the symbol "CIR" and we entered into agreements with Watts regarding licensing and tax sharing arrangements, benefits and indemnification matters. As used in this report, the terms "we," "us," "our" and "CIRCOR" mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term "common stock" means our common stock, par value $0.01 per share.

Our Business

   We design, manufacture and distribute a broad array of valves and related products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 14 manufacturing facilities which are located in the United States, Canada, Europe and the People's Republic of China. We have two major product groups: instrumentation and fluid regulation products, and petrochemical products. Our products are sold through more than 900 distributors servicing 24,000 end-users in over 90 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers' unique fluid-control application needs. For the year ended December 31, 2000, instrumentation and fluid regulation products accounted for 56.3% of our net revenues and petrochemical products accounted for the remaining 43.7%.

   Instrumentation and Fluid Regulation Products Group. The instrumentation and fluid regulation products group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves, fittings and regulators. The instrumentation and fluid regulation products group consists primarily of the following product families: Aerodyne Controls; Circle Seal Controls; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC; Cryolab; and Rockwood Swendeman.

   The instrumentation and fluid regulation products group had combined revenues of $178.2 million for the year ended December 31, 2000.

   We have had a long-standing presence in the steam application markets, starting with our 1982 acquisition of Spence Engineering and our 1989 acquisitions of Leslie Controls and Nicholson Steam Trap. We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Spence Engineering have been in the steam pressure reduction and control business for over 100 years, and due to their reputation for reliability and quality, customers often specify their products by name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

   Commencing with the 1990 acquisition of Circle Seal, we have acquired nine instrumentation and fluid regulation businesses to complement our steam product business. These acquisitions included Aerodyne in December 1997, Atkomatic in April 1998, Hoke in July 1998 and GO Regulator in April 1999. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the instrumentation and fluid regulation products group. Atkomatic makes heavy-duty process solenoid valves which automate the regulation and sequencing of liquid levels or volume flow. GO Regulator offers a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications in addition to an emerging product line of regulators for the ultra high purity markets.

   We significantly expanded the breadth of our instrumentation and fluid regulation product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provides us with a leading line of Gyrolok(R) compression tube fittings, as well as instrumentation ball valves, plug valves, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 50% of its revenues derived outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We have integrated Circle Seal's and Hoke's administrative and distribution activities for increased cost reductions. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke and GO Regulator.

   With the acquisition of Cryolab in 1995 we entered the cryogenic valve business. Since then we have added the CPC and, most recently, Rockwood Swendeman product lines which collectively give us an array of valve products for demanding cryogenic applications and have enabled us to expand our presence in the industrial gas market.

   Petrochemical Products Group. The petrochemical products group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves and strainers for use in oil, gas and chemical processing and industrial applications. We believe that our petrochemical products group is one of the top three producers of ball valves for the oil and natural gas markets worldwide. The petrochemical products group consists primarily of the following product families: KF Industries; Contromatics Specialty Products; Eagle Check Valve; Pibiviesse; Telford Valve and Specialties; Suzhou KF Valve; and SSI Equipment.

   The petrochemical products group had combined revenues of $138.6 million for the year ended December 31, 2000.

   We entered the petrochemical products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A., based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse's manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we added Telford Valve to KF Industries. Telford Valve had been one of KF Industries' largest distributors and, with its acquisition, KF Industries increased its presence in Canada, as well as introduced Telford Valve's products (check valves, pipeline closures, and specialty gate valves) through its worldwide representative network. Telford Valve also has assumed the Canadian sales activities for other of our petrochemical products group companies to strengthen our overall presence in Canada. In January 1999, we acquired SSI Equipment Inc. and added a wide variety of strainers to the KF Industries product line. During 1999, we consolidated the industrial products division of Watts into the KF Industries facility in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications.

   We also own 60% of Suzhou KF Valve Company, Ltd., a joint venture located in Suzhou, People's Republic of China. Suzhou KF Valve manufactures two inch through twelve inch carbon and stainless steel ball valves for us and Suzhou Valve Factory, our joint venture partner. We sell products manufactured by Suzhou KF Valve to certain customers worldwide for oil and gas applications and outside the People's Republic of China for industrial applications. Our joint venture partner and its related entities have exclusive rights to sell Suzhou KF Valve products for all industrial (i.e., non-oil and gas) applications within the People's Republic of China.

Industry

   Oil and Gas and Petrochemical Markets. The oil and gas and petrochemical markets include domestic and international oil and gas exploration and production, distribution pipeline construction and maintenance, chemical processing and general industrial applications.

   Process and Power Markets. The process and power markets use steam and other fluids for a variety of applications, including: heating facilities; producing hot water; freeze protection of external piping; cleaning by laundries; food processing and cooking; and heat transfer applications using steam or hot water in industrial processes.

   HVAC and Maritime Markets. The HVAC market utilizes valves and control systems, primarily in steam-related applications. Steam control products also are used in the maritime market, which includes the U.S. Navy and commercial shipping.

   Aerospace and Military Markets. The aerospace and military markets we serve include valve applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such diverse applications as laboratory equipment and ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

   Pharmaceutical, Medical and Analytical Instrumentation Markets. The pharmaceutical industry uses products manufactured by our instrumentation and fluid regulation products group in research and development, analytical instrumentation and process measurement applications. The instrumentation and fluid regulation products group markets its products to original equipment manufacturers of surgical and medical instruments. Representative applications include: surgical and medical instruments; orthopedic devices and surgical supplies; diagnostic reagents; electromedical equipment; x-ray equipment; and dental equipment.

Our Business Objectives and Strategies

   We are focused on providing solutions for our customers' fluid-control requirements through a broad base of products and services. We believe many of our product lines have leading positions in their niche markets. Our objective is to enhance shareholder value through profitable growth of our diversified, multi-national fluid-control company. In order to achieve this objective, our key strategies are to:

 .  Continue to build market positions;

 .  Improve the profitability of our business;

 . Expand into various fluid control industries and markets and capitalize on integration opportunities;

 .  Increase product offerings; and

 .  Expand our geographic coverage.

   Overall, our growth strategies are expected to continue increasing our market positions, building our product offerings, enhancing marketing and distribution channels and providing additional opportunities to realize integration cost savings.

Products

   The following table lists the principal products and markets served by each of the businesses within our two product groups. Within the majority of our product lines, we believe that we have the broadest product offerings in terms of distinct designs, sizes and configurations of our valves.

Product Families      Principal Products                          Primary Markets Served
----------------      ------------------                          ----------------------

Instrumentation and Fluid Regulation Products Group

Hoke                  Compression tube fittings; pipe fittings;   General industrial; analytical
                      instrument ball and needle valves;          instrumentation; compressed
                      cylinders; cylinder valves; actuators       natural gas; natural gas vehicles;
                                                                  chemical processing

Circle Seal Controls  Motor operated valves; check valves;        General industrial; semiconductors; medical;
                      relief valves; pneumatic valves; solenoid   pharmaceutical; aerospace; military
                      valves; regulators

Leslie Controls       Steam and water regulators; steam control   General industrial and power; maritime;
                      valves; electric actuated shut-off valves   chemical processing

Spence Engineering    Pilot operated and direct steam regulators; HVAC; general industrial steam control valves

Nicholson Steam Trap  Safety and relief valves; steam traps       HVAC; general industrial

GO Regulator          Pressure reducing regulators; specialized   Analytical instrumentation; chemical
                      cylinder manifolds; high pressure           processing
                      regulators; pneumatic pressure regulators;
                      diaphragm valves

Aerodyne Controls     Pneumatic manifold switches; mercury-       Aerospace; medical instrumentation; military;
                      free motion switches; pneumatic valves;     automotive
                      control assemblies

CPC, Cryolab and      Cryogenic control and safety relief valves; Liquified industrial gases; other high
Rockwood Swendeman    valve assemblies                            purity processing

Product Families     Principal Products                           Primary Markets Served
----------------     ------------------                           ----------------------

Petrochemical Products Group

KF Industries        Threaded and flanged-end floating ball       Oil and gas exploration, production,
                     actuators; pipeline closures; trunnion       refining and transmission; maritime;
                     supported ball valves; needle valves;        chemical processing
                     check valves; strainers

Pibiviesse           Forged steel ball valves                     Oil and gas exploration, production, refining
                                                                  and transmission

Contromatics         Threaded and flanged-end floating ball       Oil and gas exploration, production, refining
Speciality Products  valves; butterfly valves; pneumatic and      and transmission; general industrial; chemical
                     electric activators                          processing

SSI Equipment        Specialty strainers; check valves; butterfly General industrial; chemical processing;
                     valves; connectors                           refining

Sales and Distribution

   We sell our products to distributors and end-users primarily through commissioned representatives and secondarily through our direct sales force. Our representative networks offer technically trained sales forces with strong relationships to key markets without fixed costs to us.

   We believe that our multifaceted and well established sales and distribution channels constitute a competitive strength, providing access to all of our markets. We believe that we have good relationships with our representatives and distributors and we continue to implement marketing programs to enhance these relationships. Ongoing distribution-enhancement programs include shortening shelf stock delivery, reducing assemble-to-order lead times, introducing new products, offering competitive pricing and increasing inventory turns.

Manufacturing

   We have fully-integrated and highly automated manufacturing capabilities including machining operations and assembly. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron and steel components. We believe that our fully-integrated manufacturing capabilities are essential in the valve industry in order to control product quality, to be responsive to customers' custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. We have implemented integrated enterprise-wide software systems at all of our major locations to make operations more efficient and to improve communications with our suppliers and customers.

   We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $3.7 million, $4.6 million, $9.5 million and $6.1 million on capital expenditures for the year ended December 31, 2000, the six months ended December 31, 1999 and for the fiscal years ended June 30, 1999 and 1998, respectively. Depreciation and amortization for such periods were $13.0 million, $7.1 million, $12.8 million and $7.8 million, respectively.

   We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Quality Control

   Products representing a majority of our sales have been approved by applicable industry standards agencies in the United States and European markets. We have consistently advocated the development and enforcement of performance and safety standards, and are currently planning new investments and implementing additional procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards. Additionally, all of our major manufacturing subsidiaries have acquired ISO 9000, 9001 or 9002 certification from the International Organization for Standardization and, for those in the petrochemical products group, American Petroleum Institute certification.

   Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies. The primary industry standards that our instrumentation and fluid regulation products group meet are Underwriters' Laboratory, American National Standards Institute, American Society of Mechanical Engineers, U.S. Military Standards, the American Gas Association and the Department of Transportation. The primary industry standards that our petrochemical products group meet are American National Standards Institute, American Society of Mechanical Engineers, the American Petroleum Institute and Factory Mutual.

Product Development

   We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and June 30, 1998 were $6.2 million, $3.2 million, $6.1 million and $5.5 million, respectively.

Raw Materials

   The raw materials used most often in our production processes are stainless steel, carbon steel, cast iron, and brass. We purchase these materials from numerous suppliers and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these materials are subject to price fluctuations which may adversely affect our results of operations. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Competition

   The domestic and international markets for fluid-control products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering are also important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products quickly and to adapt and enhance existing products.

   The primary competitors of our instrumentation and fluid regulation products group include: Swagelok Company; Parker Hannifin Corporation; Spirax-Sarco Engineering plc; Flowseal (a division of Crane Co.); Flowserve Corporation; and Keystone (a division of Tyco International Ltd.).

   The primary competitors of our petrochemical products group include: Grove Valve and Regulator Co. (a unit of First Reserve Corporation and Odyssey Investment Partners, LLC); Cooper Cameron Corporation; Apollo (a division of Conbraco Industries, Inc.); Jamesbury, Inc. (a division of Neles Control Group which is part of the Rauma Corporation); and Worcester Controls Corp. (a subsidiary of Invensys plc).

Trademarks and Patents

   We own patents that are scheduled to expire between 2004 and 2016 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of our business as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

   For the year ended December 31, 2000 no single customer accounted for more than 10% of revenues for either the instrumentation and fluid regulation products group or the petrochemical products group.

   We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly the petrochemical products group, is cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand which could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

   Our backlog was $66.4 million as of February 24, 2001, compared to $58.9 million as of February 27, 2000. The change in our backlog was primarily due to increased orders for major oil and gas projects and fluid regulation products. These increases were partially offset by reductions to order backlog in our Oklahoma manufacturing facility as a result of improved on-time delivery of products.

Employees

   As of December 31, 2000, our worldwide operations directly employed approximately 1,700 people, in addition to 90 employees in the Suzhou joint venture. We have 79 employees in the United States who are covered by collective bargaining agreements. We also have 126 employees in Italy covered by union regulations. We believe that our employee relations are good.

Segment and Geographic Financial Data

   Financial information by segment and geographic area is incorporated herein by reference to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and note 14 in the notes to consolidated financial statements included in this report.

Government Regulation

   As a result of our manufacturing and assembly operations, our businesses are subject to federal, state, local and foreign laws, as well as other legal requirements relating to the generation, storage, transport and disposal of materials. These laws include, without limitation, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act.

   We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2000, we capitalized $0.1 million related to environmental and safety control facilities. We expect to capitalize $0.6 million during the fiscal year ending December 31, 2001. We also incurred and expensed $0.5 million of other related charges during the year ended December 31, 2000. We expect to incur and expense $0.4 million in the fiscal year ending December 31, 2001.

   On July 12, 2000, we were notified that the United States Customs Service, or Customs, had begun an investigation to determine whether our subsidiary, KF Industries was, and continues to be, in compliance with country of origin marking requirements on those valves that KF Industries imports from sources in the People's Republic of China, including our Chinese joint venture. While we believe that the Customs investigation will not result in any material liability to KF Industries, there can be no assurances as to the outcome of this matter. If the Customs investigation were to reveal that violations of the customs laws had occurred, KF Industries could be subjected to civil fines and forfeitures and, if such violations were determined to be intentional, criminal penalties, which could be material. We believe that KF Industries' marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

ITEM 2. PROPERTIES

   We maintain 15 major facilities worldwide, including 14 manufacturing facilities, located in the United States, Canada, Europe and the People's Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

   The instrumentation and fluid regulation products group has facilities located in North America and Europe. The petrochemical products group has facilities in North America, Italy and the Peoples Republic of China. Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders.

   In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends. This utilization is subject to change as a result of increases or decreases in orders.

ITEM 3. LEGAL PROCEEDINGS

   We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million coverage available under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200.0 million for the aviation products produced by our Circle Seal Controls operation. We believe this coverage to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims which may arise from product defects and failures or from environmental liability.

   Two of our subsidiaries, Leslie Controls and Spence Engineering, are third-party defendants in over 300 civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. The ship owner defendants' third-party claims in the Leslie Controls and Spence Engineering cases typically involve 20-30 third-party defendants. The claims against Leslie Controls and Spence Engineering assert that the packing in metal pumps and the gaskets in metal valves supplied by Leslie Controls and Spence Engineering contained asbestos which contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, only two cases involving Leslie Controls have settled in a way that required a payment from Leslie Controls. One case settled in 1995 with a $2,000 payment from Leslie Controls; another settled in 1989 with a $500 payment from Leslie Controls. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie Controls or Spence Engineering.

   We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount which is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim and the State of New Jersey's claim for amounts that are immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

   At the time of the spin-off, we were assigned all of the rights of Watts Investment Company under the stock purchase agreement governing the Hoke acquisition. Our recent success in two separate arbitration proceedings against the former Hoke shareholders involved purchase price adjustments and indemnification claims which resulted in net cash proceeds to us of $11.3 million. The amount of the cash proceeds less the associated costs of pursuing these claims has been accounted for as a $9.5 million reduction in the purchase price for Hoke.

   We have established reserves for all of the claims discussed above and do not currently believe it is reasonably likely that losses could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries of our own on these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the year 2000 covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Our common stock is traded on the New York Stock Exchange under the symbol "CIR". The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock on the New York Stock Exchange, as reported by the New York Stock Exchange and cash dividends paid during each of the quarters since we became a separate, independent company. Our common stock began trading on the New York Stock Exchange on October 19, 1999, the day after we were spun off from our former parent, Watts, and began trading at a price of $10.88.

                                                                         Cash
                                                                       Dividends
                                                           High   Low     Paid
Year ended December 31, 1999                              ------ ----- ---------
  4th Quarter............................................ $11.13 $8.94  $    -

Year ended December 31, 2000
  1st Quarter............................................ $15.25 $9.94  $    -
  2nd Quarter............................................ $13.88 $7.50  $.0375
  3rd Quarter............................................ $10.50 $7.00  $.0375
  4th Quarter............................................ $11.88 $9.25  $.0375

   During the first quarter of 2001, we declared a dividend of $.0375 per outstanding common share payable on March 16, 2001 to shareholders of record on March 2, 2001.

   The board of directors is responsible for determining dividend policies. Although we currently intend to pay cash dividends, the timing and level of such dividends will necessarily depend on our board of directors' assessment of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders.

   As of February 28, 2001, there were 13,262,891 shares of our common stock outstanding and we had approximately 147 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data has been derived from our consolidated financial statements and notes related thereto and should be read along with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

   The consolidated statement of operations data for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 and June 30, 1999 are derived from, and should be read in conjunction with, our consolidated financial statements and the related notes.

   The selected, unaudited pro forma financial data included in the following table are derived from the respective audited and unaudited consolidated financial statements described above and give effect to the transactions described in Note 15 to the consolidated financial statements included this report.

                            Selected Financial Data

                     (In thousands, except per share data)

 This selected consolidated financial data includes a presentation of EBITDA. EBITDA represents earnings before interest, income taxes, depreciation, amortization, restructuring, impairment and special charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement for financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income
(loss), net income (loss) or cash flows. EBITDA, as we have calculated here, is not necessarily comparable with similarly titled measures for other companies.

                                                       Six Months Ended
                       Years Ended December 31,          December 31,                 Fiscal Years Ended June 30,
                   --------------------------------- --------------------  -----------------------------------------------------
                              Pro Forma               Pro Forma             Pro Forma
                   2000 (1)  1999 (1)(2)  1999 (1)   1999 (1)(2) 1999 (1)   1999 (2)     1999      1998     1997      1996 (3)
                   --------  ----------- ----------- ----------- --------  ----------- --------  --------  --------  -----------
                             (unaudited) (unaudited) (unaudited)           (unaudited)                               (unaudited)
Statement of
Operations Data:
Net revenues.....  $316,863   $314,726    $314,726    $157,265   $157,265   $324,258   $324,258  $291,580  $275,758   $231,784
Gross profit.....    95,791    100,496     100,496      48,652     48,652    103,646    103,646    93,428    87,412     67,359
Operating income
(loss)...........    27,636     27,627      27,815      13,785     13,846     29,297     29,550    38,191    33,906    (23,469)
Income (loss)
before interest
and taxes........    26,876     17,059      18,152      13,235     13,386     29,526     29,779    38,497    33,233    (22,976)
Net income
(loss)...........    10,560      9,894      10,550       4,650      4,880     11,736     12,510    22,425    19,614    (31,609)
Balance Sheet
Data (4):
Total assets.....  $347,062   $367,085    $367,085    $367,085   $367,085   $362,370   $359,043  $256,914  $212,727   $202,956
Total debt (5)...    91,533    125,127     125,127     125,127    125,127    116,248     26,582    15,753    13,252     14,110
Shareholders'
equity...........   191,181    183,409     183,409     183,409    183,409    169,590    259,256   168,656   137,277    132,993
Total
capitalization...   282,714    308,536     308,536     308,536    308,536    285,838    285,838   184,409   150,529    147,103
Other Financial
Data:
EBITDA...........  $ 41,790   $ 41,790    $ 41,572    $ 21,123   $ 21,184   $ 42,288   $ 42,541  $ 46,341  $ 40,149   $ 33,219
Cash flow
provided by (used
in):
 Operating
 activities......    31,700       (519)        137     (15,059)   (14,829)    19,754     20,528    21,075    27,842      9,143
 Investing
 activities......     5,827    (21,762)    (21,762)     (5,171)    (5,171)   (82,704)   (82,704)  (29,197)   (6,792)   (11,032)
 Financing
 activities......   (34,683)    24,245      23,589      18,666     18,436     63,719     62,945    11,633   (17,805)     2,557
Net interest
expense..........     9,276      9,823       8,918       4,864      4,542      9,845      8,808     3,471     3,274      4,462
Capital
expenditures.....     3,743     11,984      11,984       4,557      4,557      9,499      9,499     6,115     5,457     12,628
Diluted earnings
per common share
(6)..............     $0.78        n/a         n/a         n/a        n/a        n/a        n/a       n/a       n/a        n/a
Diluted weighted
average common
shares
outstanding (6)..    13,480        n/a         n/a         n/a        n/a        n/a        n/a       n/a       n/a        n/a
Cash dividends
declared per
common share.....  $ 0.1125        n/a         n/a    $      -   $      -        n/a        n/a       n/a       n/a        n/a

Notes:
----
(1) The statement of operations data for the years ended December 31, 2000 and 1999 and for the six months ended December 31, 1999 includes, respectively, $1.9 million, $0.7 million and $0.7 million of special charges associated with the closure, consolidation and reorganization of manufacturing plants.
(2) As adjusted for the spin-off for: the assumption by CIRCOR of selected indebtedness from Watts; our credit facility and the placement of $75.0 million of senior unsecured notes.
(3) Fiscal 1996 includes an after-tax charge of $48.3 million related to: a restructuring cost of $3.0 million; an impairment of long lived assets of $38.5 million; other non-recurring charges of $3.9 million, principally for product liability costs, additional bad debt reserves and environmental remediation costs and additional inventory valuation reserves of $2.9 million. This charge represents pretax special charges of $48.1 million and pretax other charges of $4.9 million.
(4) The balance sheet data as of June 30, 1997 is unaudited.
(5) Includes capitalized leases of: $0.1 million; $0.6 million and $4.1 million as of December 31, 2000, December 31, 1999 and June 30, 1999, respectively.
(6) Diluted earnings per common share and diluted weighted average common shares outstanding are applicable only for quarterly and annual periods ended after December 31, 1999, since we were not a publicly-owned, independent company with a capital structure of our own until after the October 18, 1999 spin-off. See notes 2 and 15 of the Consolidated Financial Statements for an explanation of pro forma earnings per share.
n/a not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (The "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For a more detailed discussion of risk factors pertinent to our business, see "Certain Risk Factors That May Affect Future Results."

   The following discussion is based upon and should be read in conjunction with our consolidated financial statements and the related footnotes set forth in this report.

Overview

   On October 18, 1999, we became a publicly-owned company via a tax-free distribution of our common stock to the shareholders of our former parent company, Watts. Additionally, we announced that we would change our fiscal year end from June 30th to December 31st. The comparisons to prior year periods pertain to the historical results of these operations under Watts which later were transferred to us in connection with the spin-off.

Basis of Presentation

   The consolidated financial statements contained elsewhere in this report present our financial condition, results of operations and cash flows as if we had been an independent, publicly-owned company for all periods presented. To facilitate such presentation, we made certain allocations of previously unallocated Watts interest and general and administrative expenses, as well as computed separate tax provisions. The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

   Effective July 1, 1999, we changed our fiscal year end from June 30th to December 31st. Accordingly, the audited financial statements include the results for the year ended December 31, 2000, the six months ended December 31, 1999 and the prior two fiscal years ended June 30, 1999 and June 30, 1998. In addition to the audited financial statements and related notes, unaudited financial information for the year ended December 31, 1999 and the six months ended December 31, 1998 have been presented to enhance comparability.

   We monitor our business in two segments: instrumentation and fluid regulation products and petrochemical products.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   The following table sets forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2000 and 1999:

                                        Years Ended December 31,
                                      ------------------------------
                                           2000            1999       % Change
                                      --------------  --------------  --------
                                         (Dollars in thousands)
Net revenues......................... $316,863 100.0% $314,726 100.0%    0.7%
Cost of revenues.....................  221,072  69.8   214,230  68.1     3.2
                                      -------- -----  -------- -----
 Gross profit........................   95,791  30.2   100,496  31.9    (4.7)
Selling, general and administrative
 expenses............................   66,246  20.9    71,959  22.9    (7.9)
Special charges......................    1,909   0.6       722   0.2   164.4
                                      -------- -----  -------- -----
 Operating income....................   27,636   8.7    27,815   8.8    (0.6)
Other expense:
 Interest expense, net...............    9,276   2.9     8,918   2.8     4.0
 Other expense, net..................      760   0.2       745   0.2     2.0
                                      -------- -----  -------- -----
Income before income taxes...........   17,600   5.6    18,152   5.8    (3.0)
Provision for income taxes...........    7,040   2.3     7,602   2.4    (7.4)
                                      -------- -----  -------- -----
 Net income.......................... $ 10,560   3.3% $ 10,550   3.4%    0.1%
                                      ======== =====  ======== =====

   Net revenues for the year ended December 31, 2000 increased by $2.1 million, or 0.7%, to $316.9 million compared to $314.7 million for the year ended December 31, 1999. The increase in net revenues for the year ended December 31, 2000 was attributable to the following:

                                                           Total                           Foreign
            Products Group                2000     1999   Change   Acquisitions Operations Exchange
            --------------              -------- -------- -------  ------------ ---------- --------
                                                              (In thousands)
Instrumentation and Fluid Regulation..  $178,237 $174,563 $ 3,674     $1,634      $4,065   $(2,025)
Petrochemical.........................   138,626  140,163  (1,537)       141       1,216    (2,894)
                                        -------- -------- -------     ------      ------   -------
Total.................................  $316,863 $314,726 $ 2,137     $1,775      $5,281   $(4,919)
                                        ======== ======== =======     ======      ======   =======

   The instrumentation and fluid regulation products segment accounted for 56.3% of net revenues in the year ended December 31, 2000 compared to 55.5% for the year ended December 31, 1999. The petrochemical products segment accounted for approximately 43.7% of net revenues for the year ended December 31, 2000 compared to 44.5% for the year ended December 31, 1999.

   Instrumentation and fluid regulation product revenues increased $3.7 million, or 2.1%, for the year ended December 31, 2000. The net increase was primarily due to: incremental revenue of $1.6 million as a result of the acquisitions of GO Regulator, in April 1999, and of the Rockwood Swendeman product line, in November 2000; an increase in U.S. instrumentation revenues of $8.0 million, primarily within aerospace markets; a $1.5 million decrease in the volume of European instrumentation product revenues; a $2.4 million decrease in revenues of steam products, resulting from a lower product order backlog at the beginning of the year than in the prior year; and the effect of a weaker Euro which reduced instrumentation and fluid regulation revenues by $2.0 million. The net decrease in petrochemical revenues of $1.5 million, or 1.1%, was principally the result of an $8.2 million decrease in revenues from our Italian-based operation due to a reduced number of large oil and gas construction projects and a $2.9 million decrease due to unfavorable exchange rate changes. Those decreases were partially offest by

$8.4 million in higher North American revenues related to improved customer spending on maintenance and repair and small capital projects and the 1999 acquisition of SSI Equipment and a $1.2 million increase in revenue from Suzhou KF Valve, our Chinese joint venture.

   Gross profit decreased $4.7 million, or 4.7%, to $95.8 million for the year ended December 31, 2000 compared to $100.5 million for the year ended December 31, 1999. Gross margin declined from 31.9% for the year ended December 31, 1999 to 30.2% for the year ended December 31, 2000. Gross profit for the instrumentation and fluid regulation segment increased $2.3 million as a result of $0.6 million from acquisitions, $2.2 million from operations, which included a $1.2 million benefit of lower estimates to settle product liability claims, and unfavorable net foreign exchange rate changes of $0.5 million. Gross profit for the petrochemical segment decreased $7.0 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was the net result of lower revenues in certain higher margin product lines, resulting from reduced capital project activity for the global oil and gas markets this year coupled with the related negative effects of increasingly competitive pricing and by higher manufacturing costs at a key North American plant which included a $2.0 million charge for physical inventory results and related adjustments. Net foreign exchange rate changes unfavorably affected gross profit for this segment by $0.4 million.

   Selling, general and administrative expenses decreased $5.7 million, or 7.9%, to $66.2 million for the year ended December 31, 2000 compared with $72.0 million for the year ended December 31, 1999. The instrumentation and fluid regulation segment reduced operating expenses by $5.4 million including $5.2 million in savings generated from the consolidation of manufacturing and administrative functions, increased expenses of $0.3 million related to acquired businesses and decreased expenses of $0.5 million resulting from favorable foreign exchange rate changes. The petrochemical segment operating expenses decreased by $1.4 million, resulting from $1.0 million of reduced expenses at our Italian-based operation and $0.5 million from the favorable effect of foreign exchange rate changes. Increased corporate spending of approximately $1.2 million reflected additional costs associated with operating as an independent public company.

     During the year ended December 31, 2000, special charges of $1.9 million were incurred associated with the closure, consolidation and reorganization of manufacturing operations in both the instrumentation and fluid regulation and petrochemical segments. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, including relocation of manufacturing equipment. During the year ended December 31, 1999, similar special charges of $0.7 million were incurred in the instrumentation and fluid regulation products segment.

   The change in operating income for the year ended December 31, 2000 compared to the year ended December 31, 1999 was as follows:

                                           Total                           Foreign
     Products Group       2000     1999    Change  Acquisitions Operations Exchange
     --------------      -------  -------  ------  ------------ ---------- --------
                                             (In thousands)
Instrumentation and
 Fluid Regulation....... $30,480  $23,619  $6,861      $166       $6,675     $ 20
Petrochemical...........   3,868    9,744  (5,876)       12       (6,021)     133
Corporate...............  (6,712)  (5,548) (1,164)        -       (1,164)       -
                         -------  -------  ------      ----       ------     ----
Total................... $27,636  $27,815  $ (179)     $178       $ (510)    $153
                         =======  =======  ======      ====       ======     ====

   The increase in operating income in the instrumentation and fluid regulation products segment was primarily attributable to improved manufacturing and administrative operating efficiencies, a $1.2 million benefit of lower estimates to settle product liability claims and incremental profit from higher revenues and acquisitions. These gains were partially offset by lower manufacturing overhead absorption, resulting from the lower production requirements and by the effects of the special charges incurred during the year ended December 31, 2000, compared to the year ended December 31, 1999. The decrease in operating income in the petrochemical products segment was primarily due to lower gross profit as a result of competitive pricing pressures, manufacturing cost inefficiencies, which included a $2.0 million charge for physical inventory results and related adjustments, and the special charges related to manufacturing consolidation which were offset, in part, by reduced operating expenses. Additional corporate expenses of $1.2 million were incurred while we were operating as an independent public company.

   Net interest expense increased $0.4 million to $9.3 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to higher current year interest rates.

   Other non-operating expense was flat for the year ended December 31, 2000.

   The effective tax rate decreased to 40.0% for the year ended December 31, 2000 compared to 41.9% for the year ended December 31, 1999, due to the implementation of various tax strategies in 2000.

   Net income remained flat for the year ended December 31, 2000. Improved operating results within the instrumentation and fluid regulation segment were offset by the decrease in performance within the petrochemical products segment and higher special charges related to consolidation activities identified above.

   The combined results of operations were impacted by the effect that changes in foreign exchange rates had on our international subsidiaries' operating results. Changes in foreign exchange rates had a favorable impact of $0.3 million on net income for the year ended December 31, 2000 compared to the year ended December 31, 1999.

Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998

   The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended December 31, 1999 and 1998:

                                     Six Months Ended December 31,
                                     -------------------------------
                                          1999            1998        % Change
                                     --------------  ---------------  ---------
                                        (Dollars in thousands)
Net revenues.......................  $157,265 100.0% $166,797  100.0%    (5.7)%
Cost of revenues...................   108,613  69.1   114,995   68.9     (5.5)
                                     -------- -----  --------  -----
 Gross profit......................    48,652  30.9    51,802   31.1     (6.1)
Selling, general and administrative
 expenses..........................    34,084  21.7    36,221   21.8     (5.9)
Special charges....................       722   0.5         -    0.0      n/a
                                     -------- -----  --------  -----
 Operating income..................    13,846   8.8    15,581    9.3    (11.1)
Other (income) expense:
 Interest expense, net.............     4,542   2.9     4,432    2.6      2.5
 Other (income) expense, net.......       460   0.3      (514)  (0.3)  (189.5)
                                     -------- -----  --------  -----
Income before income taxes.........     8,844   5.6    11,663    7.0    (24.2)
Provision for income taxes.........     3,964   2.5     4,823    2.9    (17.8)
                                     -------- -----  --------  -----
 Net income........................  $  4,880   3.1% $  6,840    4.1%   (28.7)%
                                     ======== =====  ========  =====

   Net revenues for the six months ended December 31, 1999 were $157.3 million, a decrease of $9.5 million, or 5.7%, from $166.8 million in the six months ended December 31, 1998. The decrease in net revenues was attributable to the following:

                                                           Total                           Foreign
            Products Group                1999     1998   Change   Acquisitions Operations Exchange
            --------------              -------- -------- -------  ------------ ---------- --------
                                                              (In thousands)
Instrumentation and Fluid Regulation..  $ 84,564 $ 85,706 $(1,142)    $2,758     $ (3,185) $  (715)
Petrochemical.........................    72,701   81,091  (8,390)     2,238       (9,091)  (1,537)
                                        -------- -------- -------     ------     --------  -------
Total.................................  $157,265 $166,797 $(9,532)    $4,996     $(12,276) $(2,252)
                                        ======== ======== =======     ======     ========  =======

   The decrease in net revenues from operations was primarily attributable to reduced unit shipments of valves that serve both domestic and international oil and gas applications. Revenues for these products were adversely affected by the reduced demand for products used in the petrochemical industry, caused by reduced energy prices during calendar year 1998, which continued until the second-half of 1999 when prices began to increase. Historically, when energy prices have increased for a sustained period of time, maintenance programs in the petrochemical industry become more active followed by increased capital spending on more extensive facility projects. During the latter part of 1999, we began to experience increasing activity in maintenance programs but continued to experience lackluster orders in facility project programs. The decrease in net revenues from operations and foreign exchange was partially offset by the inclusion of revenues of acquired businesses, including SSI Equipment, Inc. and GO Regulator, Inc., which were acquired in January 1999 and April 1999, respectively.

   The impact of foreign exchange was due primarily to the strength of the dollar compared to the Euro.

   The instrumentation and fluid regulation products segment accounted for approximately 53.8% of net revenues for the six months ended December 31, 1999 compared to 51.4% for the six months ended December 31, 1998. The petrochemical products segment accounted for approximately 46.2% of net revenues for the six months ended December 31, 1999 compared to 48.6% for the six months ended December 31, 1998.

   Net revenues in the instrumentation and fluid regulation segment for the six months ended December 31, 1999 decreased slightly compared to the six months ended December 31, 1998 due to softness in capital spending for instrumentation products, which was partially offset by the acquisition of GO Regulator, Inc. The decrease in net revenues in the petrochemical segment reflected weakness in both domestic and international oil and gas markets, which was partially offset by the acquisition of SSI Equipment, Inc.

   Gross profit for the six months ended December 31, 1999 decreased by $3.1 million, or 6.1%, from $51.8 million to $48.7 million compared to the six months ended December 31, 1998. Gross margin declined slightly from 31.1% to 30.9%. Gross profit was adversely affected by start-up costs of the new factory in Spartanburg, South Carolina and relocation costs associated with the closure of Hoke's Cresskill, New Jersey plant. In addition, gross profit was adversely affected by competitive pricing pressures, especially in the petrochemical markets. Lower energy prices experienced prior to the second-half of 1999 reduced demand for petrochemical products, thereby decreasing unit pricing. The reduced demand also lowered manufacturing levels creating unfavorable overhead absorption of fixed manufacturing costs, thereby decreasing gross margins for the six months ended December 31, 1999 compared to the six months ended December 31, 1998.

   Selling, general and administrative expenses decreased $2.1 million to $34.1 million for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. We reduced selling, general and administrative expenses as revenues decreased and the savings were partially offset by certain costs associated with our transition to an independent public company.

   During the six months ended December 31, 1999, we incurred $0.7 million of costs in connection with the closure, consolidation and reorganization of certain manufacturing operations. These special charges were expensed as incurred.

   The changes in operating income for the six months ended December 31, 1999 and 1998 were as follows:

                                            Total                           Foreign
     Products Group       1999     1998    Change   Acquisitions Operations Exchange
     --------------      -------  -------  -------  ------------ ---------- --------
                                              (In thousands)
Instrumentation and
 Fluid Regulation....... $10,253  $11,478  $(1,225)     $357      $(1,584)    $ 2
Petrochemical...........   6,332    6,911     (579)      163         (749)      7
Corporate...............  (2,739)  (2,808)      69         -           69       -
                         -------  -------  -------      ----      -------     ---
Total................... $13,846  $15,581  $(1,735)     $520      $(2,264)    $ 9
                         =======  =======  =======      ====      =======     ===

   The decrease in operating income in the instrumentation and fluid regulation products segment was primarily attributable to the start-up cost of the Spartanburg, South Carolina plant and plant relocation costs, partially offset by benefits derived from improved operating efficiencies and favorable product mix. The decrease in the operating income in the petrochemical products segment was primarily attributable to decreased orders for petrochemical facility projects brought on by lower world market prices for crude oil.

   The increase in other net non-operating expenses consisted primarily of net realized and unrealized foreign exchange losses caused primarily by the strengthening of the U.S. dollar against the Euro.

   The effective tax rate for the six months ended December 31, 1999 was 44.8% compared to 41.4% for the comparable prior year period. The tax rate for the six months ended December 31, 1998 reflected the benefits primarily derived from our former parent company's implementation of tax planning strategies.

   Net income decreased $2.0 million to nearly $4.9 million for the six months ended December 31, 1999, compared to $6.8 million for the comparable prior year period. This decrease was primarily attributable to the factors discussed above.

Fiscal Year Ended June 30, 1999 Compared to the Fiscal Year Ended June 30, 1998

   The following table sets forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the fiscal years ended June 30, 1999 and 1998:

                                    Fiscal Years Ended June 30,
                                   --------------------------------  ---------
                                        1999             1998        % Change
                                   ---------------  ---------------  ---------
                                      (Dollars in thousands)
Net revenues...................... $324,258  100.0% $291,580  100.0%    11.2%
Cost of revenues..................  220,612   68.0   198,152   68.0     11.3
                                   --------  -----  --------  -----
 Gross profit.....................  103,646   32.0    93,428   32.0     10.9
Selling, general and
 administrative expenses..........   74,096   22.9    55,237   18.9     34.1
                                   --------  -----  --------  -----
 Operating income.................   29,550    9.1    38,191   13.1    (22.6)
Other (income) expense:
 Interest expense, net............    8,808    2.7     3,471    1.2    153.8
 Other (income), net..............     (229)  (0.1)     (306)  (0.1)   (25.2)
                                   --------  -----  --------  -----
Income before income taxes........   20,971    6.5    35,026   12.0    (40.1)
Provision for income taxes........    8,461    2.6    12,601    4.3    (32.9)
                                   --------  -----  --------  -----
 Net income....................... $ 12,510    3.9% $ 22,425    7.7%   (44.2)%
                                   ========  =====  ========  =====

   Net revenues for the fiscal year ended June 30, 1999 increased by $32.7 million, or 11.2%, to $324.3 million from $291.6 million in the fiscal year ended June 30, 1998. The increase in net revenues was attributable to the following:

                                                           Total                            Foreign
            Products Group                1999     1998    Change   Acquisitions Operations Exchange
            --------------              -------- -------- --------  ------------ ---------- --------
                                                              (In thousands)
Instrumentation and Fluid Regulation..  $175,697 $110,759 $ 64,938    $66,068     $ (1,130)   $  -
Petrochemical.........................   148,561  180,821  (32,260)    13,103      (45,852)    489
                                        -------- -------- --------    -------     --------    ----
Total.................................  $324,258 $291,580 $ 32,678    $79,171     $(46,982)   $489
                                        ======== ======== ========    =======     ========    ====

   The growth in revenues was primarily attributable to Hoke, Inc., acquired in July 1998, which was partially offset by a decrease in revenues in the petrochemical products group. The decrease in petrochemical net revenues of $32.3 million, or 17.8%, for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998, was predominantly due to reduced capital spending by oil producers as a result of lower oil and gas prices. The increase in instrumentation and fluid regulation net revenues of $64.9 million, or 58.6%, for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998 consisted primarily of volume derived from acquisitions consisting of Hoke, Inc. and several smaller product lines.

   The instrumentation and fluid regulation products group accounted for approximately 54.2% of net revenues in the fiscal year ended June 30, 1999 compared to 38.0% in the fiscal year ended June 30, 1998. The petrochemical products group accounted for approximately 45.8% of net revenues in the fiscal year ended June 30, 1999 compared to 62.0% in the fiscal year ended June 30, 1998.

   Gross profit increased $10.2 million, or 10.9%, to $103.7 million for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998. Gross margin remained at 32.0% for the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 1999. Increased gross profits from acquisitions were offset by decreased gross profits in the domestic and international oil and gas valve product lines. Lower energy prices resulted in lower demand and increased competition, and adversely impacted unit pricing. Additionally, the reduced manufacturing levels, caused by these reduced revenues, also created unfavorable overhead absorption of fixed manufacturing expenses in the petrochemical products group thereby decreasing gross margins for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998.

   Selling, general and administrative expenses increased $18.9 million to $74.1 million for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998. This increase was attributable to the inclusion of the expenses related to acquired companies. This increase was partially offset by both cost reductions and reduced variable selling expenses within the petrochemical products group.

   The changes in operating income for the fiscal years ended June 30, 1999 and 1998 were as follows:

                                            Total                            Foreign
     Products Group       1999     1998     Change   Acquisitions Operations Exchange
     --------------      -------  -------  --------  ------------ ---------- --------
                                              (In thousands)
Instrumentation and
 Fluid Regulation....... $24,844  $17,883  $  6,961     $7,181     $   (220)   $  -
Petrochemical...........  10,323   25,256   (14,933)     1,256      (16,165)    (24)
Corporate...............  (5,617)  (4,948)     (669)         -         (669)      -
                         -------  -------  --------     ------     --------    ----
Total................... $29,550  $38,191  $ (8,641)    $8,437     $(17,054)   $(24)
                         =======  =======  ========     ======     ========    ====

   The increase in operating income in the instrumentation and fluid regulation products group for the comparable periods was attributable primarily to acquisitions and to improved operating efficiencies within our steam related product lines. The decrease in operating income in the petrochemical products group reflected reduced energy prices and reduced demand for our products used in petrochemical facility projects and maintenance programs.

   The increase in net interest expense was primarily due to the additional cost of borrowed funds resulting from the acquisition of Hoke, Inc.

   The effective tax rate increased to 40.3% from 36.0%. The increase was a result of increased earnings in foreign jurisdictions with higher tax rates than those in the United States.

   Net income decreased $9.9 million to $12.5 million for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998. This decrease was primarily attributable to decreased net revenues and gross margins in the petrochemical products group.

   The combined results of operations were impacted by the effect that changes in foreign exchange rates had on our international subsidiaries' operating results. Changes in foreign exchange rates had an immaterial impact on net income in the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998.

Liquidity and Capital Resources

   During the year ended December 31, 2000, we generated $31.7 million in cash flow from operating activities. In addition, we generated $4.2 million primarily from the closure and sale of two manufacturing facilities, and we received $9.5 million (net after expenses) in settlement of our arbitration with the former Hoke shareholders. Our uses of cash included $4.1 million for the acquisition of the

Rockwood Swendeman product line, $3.7 million to purchase capital equipment and a net $33.4 million to reduce our long-term debt. Capital expenditures were primarily for manufacturing machinery and equipment to further improve and consolidate manufacturing operations. Our capital expenditure budget for the fiscal year ending December 31, 2001 is $7.2 million.

   As of December 31, 2000, we had no amounts outstanding under our unsecured credit facility compared to $32.0 million outstanding as of December 31, 1999. As of December 31, 2000, we had $75.0 million available under the credit agreement to support our acquisition program, working capital requirements and general corporate purposes.

   The ratio of current assets to current liabilities as of December 31, 2000 was 3.8:1 compared to 4.5:1 as of December 31, 1999. Cash and cash equivalents were $8.2 million as of December 31, 2000 compared to $5.2 million as of December 31, 1999. Debt as a percentage of total capital employed was 32.4% as of December 31, 2000 compared to 40.6% as of December 31, 1999. On December 31, 2000, we were in compliance with all covenants related to existing debt obligations.

   On January 26, 2001, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register our offering, ("The Offering"), of 1,552,500 shares of our common stock. On March 1, 2001, we filed Amendment No. 1 to the Form S-3.

   We anticipate that available funds, including the net proceeds from the offering and those funds provided from ongoing operations, will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

   From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the year ended December 31, 2000 in connection with any of these matters.

Effects of Recent Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. We adopted SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment delayed the effective date until the fourth quarter of 2000. Our adoption of this bulletin did not have a material effect on our financial condition, results of operations or cash flows.

              CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read "forward-looking statements" elsewhere in this report. You can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur.

Some of our end-markets are cyclical which may cause us to experience fluctuations in revenues or operating results.

   We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning, or HVAC, maritime, pharmaceutical, medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues which could be difficult to replace.

   In particular, our petrochemical business is cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand which also could have a material adverse effect on our business, financial condition or results of operations.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

   We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis which could have a material adverse effect on our business, financial condition or results of operations.

We face significant competition in our markets and, if we are not able to respond to competition in our markets, our revenues may decrease.

   We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, involving a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors' products which are priced in other currencies.

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance, our revenues may decrease.

   Our industry is characterized by: intense competition; changes in end-user requirements; technically complex products; and evolving product offerings and introductions.

   We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. Failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of qualified engineers, that could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses.

Implementation of our acquisition strategy may not be successful which could affect our ability to increase our revenues or reduce our profitability.

   One of our strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary instrumentation and fluid regulation and petrochemical products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies acquired in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management's attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manufacture and deliver high quality products, we may lose customers.

   Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products also are used in the aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment and maritime industries. These industries require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

   We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to market our products in international markets not currently served by us in portions of Europe, Latin America and Asia. We may not succeed in marketing, selling and distributing our products in these new markets. Moreover, conducting business outside the United States is subject to risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. One or more of these factors could prevent us from successfully expanding into new international markets and could also have a material adverse effect on our current international operations.

Prices of our raw materials may increase which may adversely affect our business.

   We obtain our raw materials for the manufacture of our products from third-party suppliers. We do not have contracts with many of these suppliers that require them to sell us the materials we need to manufacture our products. In the last few years, stainless steel, cast iron and carbon steel, in particular, have each increased in price as a result of increases in demand. While historically we have not experienced difficulties in obtaining the raw materials we require (including stainless steel, cast iron and carbon steel), we cannot be certain that our suppliers will continue to provide us with the raw materials we need in the quantities requested or at a price we are willing to pay. In the past we have been able to partially offset increases in the cost of raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, we may be subject to delays caused by interruption in production of materials for reasons we cannot control. These include job actions or strikes by employees of suppliers, transportation interruptions and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, could have a material adverse effect on our business, financial condition or results of operations.

The costs of complying with existing or future environmental regulations, and of curing any violations of these regulations, could increase our expenses or reduce our profitability.

   We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Future regulations could be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these or existing regulations, could be significant.

   Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of these requirements could result in financial penalties and other enforcement actions. We also could be required to halt one or more portions of our operations until a violation is cured. Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times. The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

The costs of complying with existing or future governmental regulations applicable to our importing and exporting practices, and of curing any violations of these regulations, could increase our expenses, reduce our revenues or reduce our profitability.

   We are subject to a variety of laws regarding our international trade practices including regulations issued by the United States Customs Service and by the Bureau of Export Administration. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to and increase the cost of obtaining products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and/or financial penalties that could result in substantial costs.

We face risks from product liability lawsuits which may adversely affect our business.

   We, like other manufacturers and distributors of products designed to control and regulate fluids and chemicals, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. We generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties' insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

We may be responsible for certain historical liabilities in the event Watts and its affiliates are ultimately unable to satisfy such liabilities.

   Until the spin-off, we were a member of Watts' consolidated group for federal income tax purposes. Each member of a consolidated group is liable for the federal income tax liability of the other members of the group, as well as for pension and benefit funding liabilities of the other group members. Under federal law we continue to be contingently liable for these Watts consolidated group liabilities for periods beginning before the spin-off.

   We entered into a distribution agreement with Watts which allocates tax, pension and benefit funding liabilities between Watts and us. Under this agreement, Watts maintains full control and absolute discretion with regard to any combined or consolidated United States federal and state tax filings for periods through the spin-off date. Watts also maintains full control and absolute discretion regarding common tax audit issues of such entities. These arrangements may result in conflicts of interest with Watts. In addition, if Watts is ultimately unable to satisfy its liabilities, we could be responsible for satisfying them, despite the distribution agreement.

We would be jointly and severally liable for Watts' federal income taxes resulting from the spin-off if the Internal Revenue Service, or IRS, treats the spin-off as a taxable distribution.

   At the time of the spin-off, Watts received a ruling from the IRS to the effect that, for United States federal income tax purposes, the spin-off would be tax-free to Watts and its shareholders. If the undertakings made to the IRS regarding the spin-off are not complied with or if representations made to the IRS regarding the spin-off were inaccurate, we could lose the benefit of the IRS tax ruling and the IRS could assert that the spin-off was a taxable distribution. In that case, under United States federal income tax law, we would be jointly and severally liable with Watts for a material amount of federal income tax. In our distribution agreement with Watts, we agreed that we will be wholly responsible for that tax if it results from our act or omission, and Watts will be wholly responsible for that tax if it results from Watts' act or omission. Under federal income tax law, however, we would be required to pay that tax if Watts was unable to, regardless of the distribution agreement.

We may have conflicts of interest with Watts that may adversely affect our business.

   Conflicts of interest may arise with Watts in a number of areas relating to our past and ongoing relationships, including tax and employee benefit matters and indemnity arrangements. The Chief Executive Officer and Chairman of Watts, as well as another director of Watts, serve on our board of directors. These relationships may create conflicts of interest with respect to matters potentially or actually involving or affecting us and Watts.

We depend on our key personnel and the loss of their services may adversely affect our business.

   We believe that our success will depend on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products similar to ours may hire away some of our key personnel. If we are unable to maintain our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

Various restrictions and agreements could hinder a takeover of us which is not supported by our board of directors or which is leveraged.

   Our amended and restated certificate of incorporation and amended and restated by-laws, the Delaware General Corporation Law and our shareholder rights plan contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise. These include provisions creating a staggered board, limiting the shareholders' powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders' meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others. Additionally, we have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of our shares of common stock, unless the rights are redeemed.

   Furthermore, until October 18, 2001, the terms of our distribution agreement with Watts prohibit us from engaging in any transaction that results in one or more persons acquiring a 50% or greater interest in us, unless we obtain a supplemental ruling from the IRS or an opinion of legal counsel that the transaction will not adversely affect the qualification of our spin-off from Watts as a tax-free transaction.

   Delaying or preventing a takeover could result in our shareholders ultimately receiving less for their shares by deterring potential bidders for our stock or assets.

Our ability to issue equity, make acquisitions, incur debt, pay dividends, make investments, sell assets, merge or raise capital is limited by our obligations to comply with the covenants under our debt agreements.

   Our credit agreement and note purchase agreement both of which are dated October 19, 1999, govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock without, in certain circumstances, making prepayments under our credit agreement; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay dividends that exceed 50% of our consolidated income for the most recent fiscal quarter; or dispose of or sell assets or enter into a merger or a similar transaction.

The trading price of our common stock may be volatile and investors in our common stock may experience substantial losses.

   The trading price of our common stock may be volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors.

   In addition, the stock market as a whole has recently experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

   The oil and gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase, and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature, or not driven by customer demand and, therefore, may result in longer lead times for increases in petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand which also could have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Sensitivity Risk

   As of December 31, 2000, our primary interest rate risk related to borrowings under our revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2000. Based upon the expected levels of borrowings under our credit facility in 2001, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

   We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2000, we had forward contracts to buy foreign currencies with a face value of $10.1 million. These contracts mature on various dates between January 2001 and July 2001 and had a net fair market value of $0.4 million as of December 31, 2000. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

   We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

   The primary raw materials used in our production process are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production processes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CIRCOR INTERNATIONAL, INC
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report..............................................  33

Consolidated Balance Sheets as of December 31, 2000 and 1999 and June 30,
1999......................................................................  34

Consolidated Statements of Operations for the year ended December 31,
2000, for the six months ended December 31, 1999 and 1998 (unaudited) and for the fiscal years ended June 30, 1999 and 1998.........................  35

Consolidated Statements of Cash Flows for the year ended December 31,
2000, for the six months ended December 31, 1999 and 1998 (unaudited) and for the fiscal years ended June 30, 1999 and 1998.........................  36

Consolidated Statements of Shareholders' Equity for year ended December
31, 2000, for the six months ended December 31, 1999 and for the fiscal years ended June 30, 1998 and 1999........................................  37

Notes to the Consolidated Financial Statements............................ 38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing under the sections "Information Regarding Directors" and "Information Regarding Executive Officers" in our Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the section "Executive Compensation" in our Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held May 17, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the section "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held May 17, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the section "Certain Relationships and Related Transactions" in our Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held May 17, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

    The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements included on page 28.

(a)(2) Financial Statement Schedules

                                                             Page
                                                             ----
     Schedule II Valuation and Qualifying Accounts
     for the year ended December 31, 2000, the six
     months ended December 31, 1999, and the fiscal
     years ended June 30, 1999 and 1998                       60


   All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3) Exhibits

 Exhibit
   No.                          Description and Location
 -------                        ------------------------
  2      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
         Succession:
  2.1    Distribution Agreement between Watts Industries, Inc. and CIRCOR
         International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR
         International, Inc.'s Registration Statement on Form 10, File No. 000-
         26961, filed with the Securities and Exchange Commission on October 6,
         1999 ("Amendment No. 2 to the Form 10").
  3      Articles of Incorporation and By-Laws:
  3.1    The Amended and Restated Certificate of Incorporation of CIRCOR
         International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.'s Registration Statement on Form 10,
         File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 ("Form 10").
  3.2    The Amended and Restated By-Laws of CIRCOR International, Inc. are
         incorporated herein by reference to Exhibit 3.2 to the Form 10.
  3.3    Certificate of Designations, Preferences and Rights of a Series of
         Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred
         Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR
         International, Inc.'s Registration Statement on Form 8-A, File No.
         001-14962, filed with the Securities and Exchange Commission on
         October 21, 1999 ("Form 8-A").
  4      Instruments defining Rights of Security Holders, including debentures:
  4.1    Shareholder Rights Agreement, dated as of September 16, 1999, between
         CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is
         incorporated herein by reference to Exhibit 4.1 to the Form 8-A.
  9      Voting Trust Agreements:
  9.1    The Amended and Restated George B. Horne Voting Trust Agreement-1997
         dated as of September 14, 1999 is incorporated herein by reference to
         Exhibit 9.1 to Amendment No. 1 to CIRCOR International, Inc.'s
         Registration Statement on Form 10, File No. 000-26961, filed with the
         Securities and Exchange Commission on September 22, 1999 ("Amendment
         No. 1 to the Form 10").
 10      Material Contracts:
 10.1    CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is
         incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10.

 Exhibit
   No.                          Description and Location
 -------                        ------------------------
 10.2    Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.
 10.3    Form of Non-Qualified Stock Option Agreement for Employees under the
         1999 Stock Option and Incentive Plan (Five Year Graduated Vesting
         Schedule) is incorporated herein by reference to Exhibit 10.3 to
         Amendment No. 1 to the Form 10.
 10.4    Form of Non-Qualified Stock Option Agreement for Employees under the
         1999 Stock Option and Incentive Plan (Performance Accelerated Vesting
         Schedule) is incorporated herein by reference to Exhibit 10.4 to
         Amendment No. 1 to the Form 10.
 10.5    Form of Non-Qualified Stock Option Agreement for Independent Directors
         under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10.
 10.6    CIRCOR International, Inc. Management Stock Purchase Plan is
         incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10.
 10.7    Form of CIRCOR International, Inc. Supplemental Employee Retirement
         Plan is incorporated herein by reference to Exhibit 10.7 to Amendment
         No. 1 to the Form 10.
 10.8    Supply Agreement between Watts Industries, Inc. and CIRCOR
         International, Inc. is incorporated herein by reference to Exhibit
         10.8 to Amendment No. 2 to the Form 10.
 10.9    Trademark License Agreement between Watts Industries, Inc. and CIRCOR
         International, Inc. is incorporated herein by reference to Exhibit
         10.9 to Amendment No. 2 to the Form 10.
 10.10   Lease Agreement, dated as of February 14, 1999, between BY-PASS 85
         Associates, LLC and CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Form 10.
 10.11   Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994 is herein incorporated by reference to Exhibit 10.14 of the Watts
         Industries, Inc. Annual Report on Form 10-K, File No. 0-14787, filed with the Securities and Exchange Commission on September 26, 1994.
 10.12   Loan Agreement between Hillsborough County Industrial Development
         Authority and Leslie Controls, Inc. dated July 1, 1994 is herein incorporated by reference to Exhibit 10.15 of the Watts Industries,
         Inc. Annual Report on Form 10-K, File No. 0-14787, filed with the
         Securities and Exchange Commission on September 26, 1994.
 10.13   Trust Indenture from Hillsborough County Industrial Development
         Authority to The First National Bank of Boston, as Trustee, dated July
         1, 1994 is herein incorporated by reference to Exhibit 10.17 of the
         Watts Industries, Inc. Annual Report on Form 10-K, File No. 0-14787,
         filed with the Securities and Exchange Commission on September 26,
         1994.
 10.14   Form of Indemnification Agreement between CIRCOR and each of its directors is herein incorporated by reference to Exhibit 10.20 to the
         Form 10.
 10.15   Executive Employment Agreement between CIRCOR, Inc. and David A.
         Bloss, Sr., dated as of September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10.
 10.17   Amended and Restated Letter of Credit, Reimbursement and Guaranty
         Agreement dated as of October 18, 1999 among Leslie Controls, Inc., as
         Borrower, CIRCOR International, Inc., as Guarantor, and First Union
         National Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.17 to CIRCOR International, Inc.'s Current
         Report on Form 8-K, File No. 001-14962, filed with the Securities and
         Exchange Commission on October 21, 1999.
 10.18   Amended and Restated Letter of Credit, Reimbursement and Guaranty
         Agreement dated as of October 18, 1999 among Spence Engineering
         Company, Inc. as Borrower, CIRCOR International, Inc., as Guarantor,
         and First Union National Bank as Letter of Credit Provider is herein incorporated by reference to Exhibit 10.18 to CIRCOR International,
         Inc.'s Current Report on Form 8-K, File No. 001-14962, filed with the
         Securities and Exchange Commission on October 21, 1999.

 Exhibit
   No.                          Description and Location
 -------                        ------------------------
  10.19  Credit Agreement, dated as of October 18, 1999, by and among CIRCOR
         International, Inc., a Delaware corporation, as Borrower, each of the
         Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders,
         BankBoston, N.A., as Syndication Agent, First Union National Bank, as
         Documentation Agent and ING Barings LLC, as Arranger for the Lenders
         is herein incorporated by reference to Exhibit 10.19 to CIRCOR
         International, Inc.'s Current Report on Form 8-K, File No. 001-14962,
         filed with the Securities and Exchange Commission on October 21, 1999.
  10.20  Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR
         International, Inc., a Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is herein incorporated by reference to Exhibit 10.20 to CIRCOR
         International, Inc.'s Current Report on Form 8-K, File No. 001-14962,
         filed with the Securities and Exchange Commission on October 21, 1999.
  10.21  Sharing agreements regarding the rights of debt holders relative to one another in the event of insolvency is herein incorporated by reference to Exhibit 10.21 on Form 10 Q/A, File No. 001-14962, filed with the Securities and Exchange Commission on August 14, 2000.
  10.22  Executive Change of Control Agreement between CIRCOR, Inc. and Carmine
         F. Bosco dated August 8, 2000 is herein incorporated by reference to
         Exhibit 10.22 on Form 10-Q, File No. 001-14962, filed with the
         Securities and Exchange Commission on November 14, 2000.
  10.23  Executive Change of Control Agreement between CIRCOR, Inc. and Alan R.
         Carlsen dated August 8, 2000 is herein incorporated by reference to
         Exhibit 10.23 on Form 10-Q, File No. 001-14962, filed with the
         Securities and Exchange Commission on November 14, 2000.
  10.24  Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth
         W. Smith dated August 8, 2000 is herein incorporated by reference to
         Exhibit 10.24 on Form 10-Q, File No. 001-14962, filed on Form 10-Q with the Securities and Exchange Commission on November 14, 2000.
 *10.25  Executive Change of Control Agreement between CIRCOR, Inc. and Stephen
         J. Carriere dated August 8, 2000.
 *10.26  Executive Change of Control Agreement between CIRCOR, Inc. and Alan J.
         Glass dated August 8, 2000.
 *21     Schedule of Subsidiaries of CIRCOR International, Inc.
 *23     Consent of KPMG LLP.

(b) Reports on Form 8-K.

    The registrant filed no Current Reports on Form 8-K during the three-month period ended December 31, 2000.

(c) See Item 14(a) 3 above.
--------
*  Filed herewith

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CIRCOR International, Inc.

                                          By: /s/ David A. Bloss, Sr.
                                              -----------------------------
                                              David A. Bloss, Sr.
                                              Chairman, President and Chief
                                              Executive Officer

                                          Date: March 7, 2001

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                               Title                  Date
         ---------                               -----                  ----

/s/ David A. Bloss, Sr.              Chairman, President and        March 7, 2001
_______________________________      Chief Executive Officer
David A. Bloss, Sr.                  (Principal Executive Officer)

/s/ Kenneth W. Smith                 Vice President, Chief          March 7, 2001
_______________________________      Financial Officer and
Kenneth W. Smith                     Treasurer (Principal
                                     Financial Officer)

/s/ Stephen J. Carriere              Vice President, Corporate      March 7, 2001
_______________________________      Controller and Assistant
Stephen J. Carriere                  Treasurer (Principal
                                     Accounting Officer)

/s/ Dewain K. Cross                  Director                       March 7, 2001
_______________________________
Dewain K. Cross

/s/ David F. Dietz                   Director                       March 7, 2001
_______________________________
David F. Dietz

/s/ Timothy P. Horne                 Director                       March 7, 2001
_______________________________
Timothy P. Horne

/s/ Daniel J. Murphy, III            Director                       March 7, 2001
_______________________________
Daniel J. Murphy, III

/s/ Thomas N. Tullo                  Director                       March 7, 2001
_______________________________
Thomas N. Tullo


                          Independent Auditors' Report

To the Board of Directors and Shareholders
CIRCOR International, Inc.

   We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2000 and 1999, and June 30, 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 2000, the six months ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2000 and 1999 and June 30, 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, the six months ended December 31, 1999, and the fiscal years ended June 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
February 12, 2001

                           CIRCOR INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                    December 31,
                                                  ------------------  June 30,
                                                    2000      1999      1999
                                                  --------  --------  --------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................... $  8,192  $  5,153  $  6,714
 Trade accounts receivable, less allowance for
  doubtful accounts of $2,831, $2,683 and $2,949,
  respectively...................................   58,457    60,916    49,857
 Inventories.....................................  111,258   107,332   108,910
 Prepaid expenses and other current assets.......    6,192     7,006     6,817
 Deferred income taxes...........................    6,141     9,794     8,592
                                                  --------  --------  --------
  Total Current Assets...........................  190,240   190,201   180,890

PROPERTY, PLANT AND EQUIPMENT, NET...............   64,794    75,154    76,682
OTHER ASSETS:
 Goodwill, net of accumulated amortization of
  $14,303, $11,775 and $10,353, respectively.....   87,741    96,488    96,900
 Other assets....................................    4,287     5,242     4,571
                                                  --------  --------  --------
TOTAL ASSETS..................................... $347,062  $367,085  $359,043
                                                  ========  ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable................................ $ 30,767  $ 21,172  $ 25,543
 Accrued expenses and other current liabilities..   14,096    15,167    16,598
 Accrued compensation and benefits...............    4,757     3,902     5,705
 Income taxes payable............................        -         -     3,275
 Current portion of long-term debt...............      940     2,260     4,178
                                                  --------  --------  --------
  Total Current Liabilities......................   50,560    42,501    55,299

LONG-TERM DEBT, NET OF CURRENT PORTION...........   90,593   122,867    22,404
DEFERRED INCOME TAXES............................    2,873     5,162     7,439
OTHER NONCURRENT LIABILITIES.....................    7,490     9,022    10,525
MINORITY INTEREST................................    4,365     4,124     4,120
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value; 1,000,000
  shares authorized; no shares issued and
  outstanding....................................        -         -         -
 Common stock, $0.01 par value; 29,000,000 shares
  authorized; 13,262,891 and 13,236,877 issued
  and outstanding at December 31, 2000
  and 1999, respectively.........................      133       132         -
 Additional paid-in capital......................  181,184   180,887         -
 Retained earnings...............................   12,451     3,393         -
 Accumulated other comprehensive loss............   (2,587)   (1,003)     (691)
 Investments by and advances from Watts
  Industries, Inc. ..............................        -         -   259,947
                                                  --------  --------  --------
  Total Shareholders' Equity.....................  191,181   183,409   259,256
                                                  --------  --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....... $347,062  $367,085  $359,043
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                        Six Months Ended      Fiscal Years
                          Year Ended      December 31,       Ended June 30,
                         December 31, --------------------- ------------------
                             2000       1999       1998       1999      1998
                         ------------ --------  ----------- --------  --------
                                                (unaudited)
Net revenues............   $316,863   $157,265   $166,797   $324,258  $291,580
Cost of revenues........    221,072    108,613    114,995    220,612   198,152
                           --------   --------   --------   --------  --------
  GROSS PROFIT..........     95,791     48,652     51,802    103,646    93,428

Selling, general and
 administrative
 expenses...............     66,246     34,084     36,221     74,096    55,237
Special charges.........      1,909        722          -          -         -
                           --------   --------   --------   --------  --------
  OPERATING INCOME......     27,636     13,846     15,581     29,550    38,191
                           --------   --------   --------   --------  --------
Other (income) expense:
 Interest income........       (451)       (90)      (192)      (333)     (427)
 Interest expense.......      9,727      4,632      4,624      9,141     3,898
 Other, net.............        760        460       (514)      (229)     (306)
                           --------   --------   --------   --------  --------
                             10,036      5,002      3,918      8,579     3,165
                           --------   --------   --------   --------  --------
INCOME BEFORE INCOME
 TAXES..................     17,600      8,844     11,663     20,971    35,026
Provision for income
 taxes..................      7,040      3,964      4,823      8,461    12,601
                           --------   --------   --------   --------  --------
  NET INCOME............   $ 10,560   $  4,880   $  6,840   $ 12,510  $ 22,425
                           ========   ========   ========   ========  ========
Earnings per common
 share:
 Basic..................      $0.80      *           *         *         *
 Diluted................      $0.78      *           *         *         *
Weighted average common
 shares outstanding:
 Basic..................     13,238      *           *         *         *
 Diluted................     13,480      *           *         *         *

      * See notes 2 and 15 of the consolidated financial statements for an explanation of pro forma earnings per share.


  The accompanying notes are an integral part of these consolidated financial statements

                           CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Six Months         Fiscal Years
                                                                             Ended                Ended
                                                          Year Ended      December 31,          June 30,
                                                         December 31, --------------------- ------------------
                                                             2000       1999       1998       1999      1998
                                                         ------------ --------  ----------- --------  --------
                                                                                (unaudited)

OPERATING ACTIVITIES
Net income.............................................    $ 10,560   $  4,880    $ 6,840   $ 12,510  $ 22,425
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation..........................................      10,141      5,468      4,517      9,440     6,312
 Amortization..........................................       2,864      1,608      1,418      3,322     1,532
 Deferred income taxes (benefit).......................       1,326     (3,503)       642      4,193       173
 (Gain) loss on disposal of property, plant
  and equipment........................................        (312)      (285)       (78)       (54)       19
 Changes in operating assets and liabilities, net of
  effects from business acquisitions:
  Trade accounts receivable............................       1,681    (11,274)     7,681     13,665    (6,254)
  Inventories..........................................      (4,147)     1,340      2,277        209    (9,783)
  Prepaid expenses and other assets....................       1,357       (570)    (1,483)    (3,102)    1,491
  Accounts payable, accrued expenses and other
   liabilities.........................................       8,230    (12,493)   (16,252)   (19,655)    5,160
                                                           --------   --------    -------   --------  --------
Net cash provided by (used in) operating activities....      31,700    (14,829)     5,562     20,528    21,075
                                                           --------   --------    -------   --------  --------
INVESTING ACTIVITIES
Additions to property, plant and equipment.............      (3,743)    (4,557)    (2,072)    (9,499)   (6,115)
Disposal of property, plant and equipment..............       4,179        298        169      1,208       146
Increase in other assets...............................         (79)      (912)      (335)      (237)     (725)
Business acquisitions, net of cash acquired............      (4,030)         -    (63,875)   (74,176)  (22,503)
Purchase price adjustment on previous acquisition......       9,500          -          -          -         -
                                                           --------   --------    -------   --------  --------
Net cash provided by (used in) investing activities....       5,827     (5,171)   (66,113)   (82,704)  (29,197)
                                                           --------   --------    -------   --------  --------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................      36,172    188,643      1,738      4,331     2,957
Payments of long-term debt.............................     (69,590)   (90,157)    (6,962)   (20,646)     (428)
Dividends paid.........................................      (1,502)         -          -          -         -
Proceeds from the exercise of stock options............         179          -          -          -         -
Conversion of restricted stock units...................          58          -          -          -         -
Net intercompany activity with Watts Industries, Inc...           -     15,950     63,016     79,260     9,104
Partial payment of investments by and from Watts
 Industries, Inc.......................................           -    (96,000)         -          -         -
                                                           --------   --------    -------   --------  --------
Net cash provided by (used in) financing activities....     (34,683)    18,436     57,792     62,945    11,633
                                                           --------   --------    -------   --------  --------
Effect of exchange rate changes on cash and cash
 equivalents...........................................         195          3        608       (296)      143
                                                           --------   --------    -------   --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       3,039     (1,561)    (2,151)       473     3,654
Cash and cash equivalents at beginning of year.........       5,153      6,714      6,241      6,241     2,587
                                                           --------   --------    -------   --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............    $  8,192   $  5,153    $ 4,090   $  6,714  $  6,241
                                                           ========   ========    =======   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In thousands)

                                                             Investments
                          Common Stock  Additional             by and        Other         Total
                          -------------  Paid-in   Retained   Advances   Comprehensive Shareholders'
                          Shares Amount  Capital   Earnings  from Watts  Income (Loss)    Equity
                          ------ ------ ---------- --------  ----------- ------------- -------------

BALANCE AT JUNE 30,
 1997...................       -  $  -   $      -  $     -    $136,648      $   629      $137,277
                          ------  ----   --------  -------    --------      -------      --------

Net income..............                                        22,425                     22,425
Cumulative translation
 adjustment.............                                                       (150)         (150)
                                                                                         --------
 Comprehensive income...                                                                   22,275
Net intercompany
 activity...............                                         9,104                      9,104
                          ------  ----   --------  -------    --------      -------      --------
BALANCE AT JUNE 30,
 1998...................       -     -          -        -     168,177          479       168,656
                          ------  ----   --------  -------    --------      -------      --------

Net income..............                                        12,510                     12,510
Cumulative translation
 adjustment.............                                                     (1,170)       (1,170)
                                                                                         --------
 Comprehensive income...                                                                   11,340
Net intercompany
 activity...............                                        79,260                     79,260
                          ------  ----   --------  -------    --------      -------      --------
BALANCE AT JUNE 30,
 1999...................       -     -          -        -     259,947         (691)      259,256
                          ------  ----   --------  -------    --------      -------      --------
Net income prior to
 spin-off...............                                         1,487                      1,487
Net income after spin-
 off....................                             3,393                                  3,393
Cumulative translation
 adjustment.............                                                       (312)         (312)
                                                                                         --------
 Comprehensive income...                                                                    4,568
Partial repayment of
 advances...............                                       (96,000)                   (96,000)
Issuance of shares of
 common stock in
 connection with the
 spin-off...............  13,237   132                           (132)                          -
Net intercompany
 activity...............                                        15,551                     15,551
Contribution to capital
 of remaining unpaid
 advances...............                  180,853             (180,853)                         -
Net change in restricted
 stock units............                       34                                              34
                          ------  ----   --------  -------    --------      -------      --------
BALANCE AT DECEMBER 31,
 1999...................  13,237   132    180,887    3,393           -       (1,003)      183,409
                          ------  ----   --------  -------    --------      -------      --------

Net income..............                            10,560                                 10,560
Cumulative translation
 adjustment.............                                                     (1,584)       (1,584)
                                                                                         --------
 Comprehensive income...                                                                    8,976
Common stock dividends
 declared...............                            (1,502)                                (1,502)
Stock options
 exercised..............      20     1        178                                             179
Conversion of restricted
 stock units............       6     -         58                                              58
Net change in restricted
 stock units............                       61                                              61
                          ------  ----   --------  -------    --------      -------      --------
BALANCE AT DECEMBER 31,
 2000...................  13,263  $133   $181,184  $12,451    $      -      $(2,587)     $191,181
                          ======  ====   ========  =======    ========      =======      ========



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

   The instrumentation and fluid regulation products group designs, manufactures and supplies valves and controls for diverse end-uses including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves and regulators. The instrumentation and fluid regulation products group includes the following subsidiaries and major divisions: Hoke; GO Regulator; Circle Seal Controls; Leslie Controls; Spence Engineering; Nicholson Steam Trap; Aerodyne Controls; Atkomatic Valve; CPC; Cryolab; and Rockwood Swendeman.

   The petrochemical products group designs, manufactures and supplies flanged-end and threaded floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves, gate valves and strainers for use in oil, gas and chemical processing and industrial applications. The petrochemical products group includes the following subsidiaries and major divisions: KF Industries; Contromatics Specialty Products; Eagle Check Valve; Telford Valve and Specialities; Pibiviesse; Suzhou KF Valve; and SSI Equipment.

   On October 18, 1999 (the "spin-off date"), we became a publicly-owned company as a result of a tax-free distribution of our common stock (the "distribution" or "spin-off") to the shareholders of our former parent, Watts Industries, Inc. ("Watts"). A description of the spin-off and certain transactions with Watts is included in Note 3.

(2) Accounting Policies

   Principles of Consolidation and Basis of Presentation

   The accompanying consolidated financial statements present our financial condition, results of operations and cash flows as if we had been an independent, publicly-owned company for all periods presented. Certain allocations of previously unallocated Watts interest and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation (see Note 3). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation.

   Change in Fiscal Year

   Effective July 1, 1999, we changed our fiscal year-end from June 30th to December 31st. Accordingly, the audited financial statements include the results for the year ended December 31, 2000, the six months ended December 31, 1999 ("Transition Period"), and the prior two fiscal years ended June 30, 1999 ("fiscal 1999"), and June 30, 1998 ("fiscal 1998").

                           CIRCOR INTERNATIONAL, INC.

   Revenue Recognition

   Revenue is recognized upon shipment, net of a provision for estimated returns and allowances based on historical experience.

   Shipping and Handling Costs

   We have adopted the Financial Accounting Standards Board Emerging Issues Task Force Abstract No. 00-10 Accounting for Shipping and Handling Fees and Costs, effective October 2000. We record amounts invoiced to customers for shipping and handling charges as components of revenues and the associated costs are recorded as cost of sales. Accordingly, financial information for all periods presented has been restated to conform with this pronouncement.

   Research and Development

   Research and development expenditures are expensed when incurred and are included in operating income in the Consolidated Statements of Operations.

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

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

   Earnings Per Common Share

   Basic earnings per common share is calculated by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per common share assumes the conversion of all dilutive securities (see note 10).

   Earnings per common share and number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

                                                           Year Ended December
                                                                31, 2000
                                                          ---------------------
                                                                          Per
                                                            Net          Share
                                                          Income  Shares Amount
                                                          ------- ------ ------
Basic EPS................................................ $10,560 13,238 $0.80
Dilutive securities, principally common stock options....       -    242     -
                                                          ------- ------ -----
Diluted EPS.............................................. $10,560 13,480 $0.78
                                                          ======= ====== =====

   Historical earnings per share has been omitted for certain fiscal periods presented in the accompanying consolidated statement of operations since we were not an independent, publicly-owned company until October 18, 1999. The computation of pro forma net earnings per share is included in Note 15.

   Stock-Based Compensation

   As allowed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we account for our stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

   Derivative Financial Instruments

   We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are

                           CIRCOR INTERNATIONAL, INC.

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

   Reclassification of Prior Years

   Certain prior-year financial statement amounts have been reclassified to conform to the December 31, 2000 presentation.

   New Accounting Standards

   In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of this statement will not have a significant impact on our financial condition, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment delayed the effective date until the fourth quarter of 2000. Our adoption of this bulletin did not have a material effect on our financial condition, results of operations or cash flows.

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

   The Distribution Agreement provided for, among other things, our assumption of all liabilities relating to industrial, oil and gas businesses of Watts, and the indemnification of Watts with respect to such liabilities. The net investment by and advances from Watts were determined to be approximately $277.0 million at the spin-off date. The Distribution Agreement provided that we pay, prior to the spin-off, $96.0 million to Watts as repayment of certain amounts due to Watts. Watts contributed to our capital its remaining unpaid advances of approximately $181.0 million, as provided by the Distribution Agreement.

   This determination has been completed. The accompanying consolidated financial statements reflect our estimates, based on available information, of the net assets that were transferred.

                           CIRCOR INTERNATIONAL, INC.

   In connection with the spin-off, Watts received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the spin-off would qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by Watts. We have agreed to certain restrictions on our future actions to provide further assurances that the spin-off will qualify as a tax-free distribution. Restrictions include, among other things: limitations on the liquidation, merger or consolidation with another company. Additionally, we committed to engage in a public offering of a significant amount of our common stock within one year of the distribution date. In November 2000 we received a supplemental ruling by the IRS providing us with an extension until April 18, 2001 to complete a follow-on equity offering. If the distribution was to be considered taxable for United States federal income tax purposes, Watts and CIRCOR would be joint and severally liable for the resulting Watts' Federal taxes, which could be substantial.

   Under the Distribution Agreement, Watts maintains full control and absolute discretion with regard to any combined or consolidated United States federal and state tax filings for periods through the spin-off date. Watts also maintains full control and absolute discretion regarding common tax audit issues of such entities. Although Watts has contractually agreed, in good faith, to use its best efforts to settle all joint interests in any common audit issue on a consistent basis with prior practice, there can be no assurance that determinations so made by Watts would be the same as we would reach, acting on our own behalf.

   The Distribution Agreement specifies methods for allocation of assets, liabilities and responsibilities with respect to certain existing employee compensation and benefit plans and programs. Such allocations have been completed for employees of Watts who became CIRCOR employees at the spin-off date. In addition, all vested and unvested Watts options held by our employees were terminated and replaced with CIRCOR options of equivalent value. We have agreed to indemnify Watts as to any employer payroll tax it incurs related to the exercise of such options after the spin-off. Certain provisions of the Distribution Agreement also governed the transfer of employees between the parties during the transition period ended in 1999. We have also agreed on arrangements between the parties with respect to certain internal software, third-party agreements, telecommunications services and computing services.

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

   Additionally, our historical financial statements include an allocation of Watts' previously unallocated general and administrative expenses. These allocations were based on our revenue as a percent of Watts' total revenue. The amounts, by year, of the historical allocations described above are as follows:

                                                                  Fiscal Years
                                                                   Ended June
                                                    July 1, 1999       30,
                                                       Through    -------------
                                                    Spin-Off Date  1999   1998
                                                    ------------- ------ ------
                                                          (In thousands)
General and administrative expenses allocated......    $1,678     $5,600 $4,900
Interest expense allocated.........................     1,899      6,455  3,101

                           CIRCOR INTERNATIONAL, INC.

   We believe that the original bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly-owned entity for all periods presented. As noted in the accompanying consolidated balance sheet, our capital structure changed as a result of the distribution from Watts and bears little relationship to the average net outstanding investments by and advances from Watts. We chose to add personnel and incur other costs to perform services previously provided by Watts. The full cost reflective of our capital structure and our personnel complement have been included in our Consolidated Statement of Operations as incurred.

   For periods prior to the spin-off, income tax expense was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. We did not employ similar tax planning strategies immediately following the spin-off until we were sure that these tax strategies would not jeopardize the tax-free nature of the spin-off. We requested and chose to wait for a favorable supplemental ruling from the IRS, which we received in April 2000. As Watts managed its tax position on a consolidated basis, which takes into account the results of all of its businesses, our effective tax rate in the future could vary significantly from our historical effective tax rates. Our future effective tax rate will be partially dependent on our structure and tax strategies as a separate entity.

   Other Transactions with Former Affiliates

   Prior and subsequent to the spin-off transaction we conducted business with various other subsidiaries of Watts, under various contracts and agreements. The following table summarizes transactions with these related parties:

                                                              Fiscal Years Ended
                                                                   June 30,
                             Year Ended     Six Months Ended  -------------------
                          December 31, 2000 December 31, 1999   1999      1998
                          ----------------- ----------------- --------- ---------
                                              (In thousands)
Purchases of inventory..       $4,277            $3,621       $   7,484 $   7,672
Sale of goods...........          835             2,042           1,366     1,081

(4) Business Acquisitions

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

                                                             Fiscal Years Ended
                                                                  June 30,
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands)
Net revenues................................................ $ 327,888 $ 358,191
Net income..................................................    12,436    19,365

                           CIRCOR INTERNATIONAL, INC.

   In our opinion the unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998, or at the beginning of fiscal 1999, or of future operations of the consolidated companies under our ownership and management.

   On October 18, 1999, the spin-off date, the ownership of Hoke was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). As a result, we became the claimant in two separate arbitration proceedings against the former Hoke shareholders.

   Under the terms of the Stock Purchase Agreement, Watts Investment Company was obligated to prepare a closing date balance sheet and closing net worth statement, which when compared to the closing net worth as detailed in the Stock Purchase Agreement, would result in either an upward or downward purchase price adjustment. Watts Investment Company prepared the closing date balance sheet that showed that the closing net worth was approximately $9.9 million lower than the target amount in the Stock Purchase Agreement, and sought a purchase price adjustment for that amount. The former Hoke shareholders objected to the closing date balance sheet and closing net worth statement. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began between the former Hoke shareholders and us to determine the closing net worth of Hoke. In May 2000, the arbitrator awarded us a purchase price adjustment in the amount of $6.2 million. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3.5 million, the net effect of the arbitrator's award resulted in a payment to us of $2.7 million.

   We also were the claimant in an indemnification claim against the former Hoke shareholders pursuant to the Stock Purchase Agreement. This second claim, made on December 11, 1998, asserted that the former Hoke shareholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke's financial statements and that those misrepresentations caused Hoke's earnings for 1997 to be inflated, thereby causing us harm. This claim was the subject of a separate proceeding. During November 2000, the claim was settled for $8.5 million. The amount of the cash received for these two claims, less the associated costs of pursuing these claims, has been accounted for as a $9.5 million reduction in the purchase price for Hoke.

   Additionally, in connection with the Hoke acquisition, we implemented a plan to integrate certain of Hoke's operations and activities into our existing operations. This plan included the closure of Hoke's headquarters facility and relocation of certain manufacturing operations to other CIRCOR facilities. As a result of this plan, 170 former Hoke employees were involuntarily terminated. Details of costs recorded as part of the acquisition for the integration activities are as follows:

                                             Balance at
                         Original Activity  December 31, Activity     Balance at
                         Accrual  in 1999       1999     in 2000  December 31,  2000
                         -------- --------  ------------ -------- ------------------
                                               (In thousands)
Employee severance and
 related benefits.......  $3,167  $(2,839)      $328      $(328)         $ -
Relocation of
 employees..............      45       (6)        39        (39)           -
Other exit costs........   1,365   (1,365)         -          -            -
                          ------  -------       ----      -----          ---
                          $4,577  $(4,210)      $367      $(367)         $ -
                          ======  =======       ====      =====          ===

                           CIRCOR INTERNATIONAL, INC.

   Additionally, during the year ended December 31, 2000 and the six months ended December 31, 1999, costs of $0.5 million and $0.7 million, respectively, were incurred to relocate certain Hoke manufacturing equipment to our other manufacturing facilities. These costs were expensed as incurred, were included in operating expenses and were identified as special charges.

   In fiscal 1998, we acquired Telford Valve and Specialties, Inc. of Edmonton, Alberta, Canada, Atkomatic Valve Company, located in Indianapolis, Indiana and Aerodyne Controls Corp. of Ronkonkoma, New York. During fiscal 1999, we also acquired SSI Equipment Inc. of Burlington, Ontario, Canada, and GO Regulator, Inc. of San Dimas, California. On November 29, 2000, we acquired the Rockwood Swendeman line of cryogenic safety relief valves, located in Scarborough, Maine. All of these acquired companies are valve manufacturers and the aggregate purchase price of these acquisitions was approximately $37.5 million. The goodwill which resulted from these acquisitions is being amortized on a straight-line basis over a 40-year period.

   All acquisitions have been accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. Had these acquisitions, other than Hoke, occurred at the beginning of each respective fiscal year of acquisition, the effect on operating results would not have been material.

(5) Inventories

   Inventories consist of the following:

                                                        December 31,
                                                      ----------------- June 30,
                                                        2000     1999     1999
                                                      -------- -------- --------
                                                            (In thousands)
Raw materials........................................ $ 41,233 $ 42,701 $ 45,098
Work in process......................................   31,804   27,466   23,087
Finished goods.......................................   38,221   37,165   40,725
                                                      -------- -------- --------
                                                      $111,258 $107,332 $108,910
                                                      ======== ======== ========

(6) Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                                     December 31,
                                                   ------------------  June 30,
                                                     2000      1999      1999
                                                   --------  --------  --------
                                                         (In thousands)
Land.............................................. $  4,672  $  6,225  $  6,222
Buildings and improvements........................   24,983    27,665    26,022
Machinery and equipment...........................  108,254   111,470   105,085
Construction in progress..........................      949     1,724     6,548
                                                   --------  --------  --------
                                                    138,858   147,084   143,877
Accumulated depreciation..........................  (74,064)  (71,930)  (67,195)
                                                   --------  --------  --------
                                                   $ 64,794  $ 75,154  $ 76,682
                                                   ========  ========  ========

                           CIRCOR INTERNATIONAL, INC.

(7) Income Taxes

   The significant components of our deferred income tax liabilities and assets are as follows:

                                                     December 31,
                                                    ----------------
                                                                      June 30,
                                                     2000     1999      1999
                                                    -------  -------  --------
                                                         (In thousands)
Deferred income tax liabilities:
 Excess tax over book depreciation................. $ 6,919  $ 6,965  $ 6,819
 Inventory.........................................   3,314    3,577    3,327
 Other.............................................     532      914      620
                                                    -------  -------  -------
  Total deferred income tax liabilities............  10,765   11,456   10,766
                                                    -------  -------  -------
Deferred income tax assets:
 Accrued expenses..................................   5,413    5,727    5,554
 Net operating loss and credit carryforward........     803      529      716
 Cost basis differences in intangible assets.......   2,013    2,499        -
 Other.............................................   5,804    7,333    5,649
                                                    -------  -------  -------
  Total deferred income tax assets.................  14,033   16,088   11,919
 Valuation allowance...............................       -        -        -
                                                    -------  -------  -------
 Net deferred income tax asset.....................  14,033   16,088   11,919
                                                    -------  -------  -------
 Deferred income tax asset, net ................... $ 3,268  $ 4,632  $ 1,153
                                                    =======  =======  =======

The above components of deferred income taxes are
 classified in the respective consolidated balance
 sheet as follows:
 Net current deferred income tax asset............. $ 6,141  $ 9,794  $ 8,592
 Net noncurrent deferred income tax liability......  (2,873)  (5,162)  (7,439)
                                                    -------  -------  -------
 Deferred income tax asset, net ................... $ 3,268  $ 4,632  $ 1,153
                                                    =======  =======  =======

                           CIRCOR INTERNATIONAL, INC.

   The provision for income taxes is based on the following pre-tax income:

                                                                Fiscal Years
                                                                Ended June 30,
                            Year Ended     Six Months Ended  --------------------
                         December 31, 2000 December 31, 1999   1999       1998
                         ----------------- ----------------- ---------  ---------
                                             (In thousands)
Domestic................      $13,790           $ 6,587      $  14,011  $  22,864
Foreign.................        3,810             2,257          6,960     12,162
                              -------           -------      ---------  ---------
                              $17,600           $ 8,844      $  20,971  $  35,026
                              =======           =======      =========  =========

   The provision for income taxes consists of the following:

                                                             Fiscal Years Ended
                                                                  June 30,
                            Year Ended     Six Months Ended  --------------------
                         December 31, 2000 December 31, 1999   1999       1998
                         ----------------- ----------------- ---------  ---------
                                             (In thousands)
Current tax expense
 (benefit):
 Federal................      $ 3,759           $(1,360)     $     173  $   7,156
 Foreign................        1,354             1,272          2,408      3,085
 State..................          612               244             26      1,678
                              -------           -------      ---------  ---------
                                5,725               156          2,607     11,919
                              -------           -------      ---------  ---------
Deferred tax expense
 (benefit):
 Federal................           73             3,798          4,684        599
 Foreign................          954              (366)           613        (22)
 State..................          288               376            557        105
                              -------           -------      ---------  ---------
                                1,315             3,808          5,854        682
                              -------           -------      ---------  ---------
                              $ 7,040           $ 3,964        $ 8,461  $  12,601
                              =======           =======      =========  =========

   Actual income taxes reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

                                                             Fiscal Years Ended
                                                                  June 30,
                            Year Ended     Six Months Ended  --------------------
                         December 31, 2000 December 31, 1999   1999       1998
                         ----------------- ----------------- ---------  ---------
Computed expected
 federal income tax
 expense................         35.0%             35.0%          35.0%      35.0%
State income taxes, net
 of federal tax
 benefit................          3.3               4.6            2.0        2.0
Goodwill amortization...          4.4               4.2            3.8        0.8
Foreign tax rate
 differential...........          1.5               1.3            1.8       (3.1)
Foreign Sales
 Corporation benefit....         (5.0)             (3.1)          (2.2)      (1.5)
Other, net..............          0.8               2.8           (0.1)       2.8
                              -------           -------      ---------  ---------
                                 40.0%             44.8%          40.3%      36.0%
                              =======           =======      =========  =========

                           CIRCOR INTERNATIONAL, INC.

   Undistributed earnings of our foreign subsidiaries amounted to $1.7 million at December 31, 2000, $4.7 million at December 31, 1999, and $3.2 million and $0.8 million at June 30, 1999 and 1998, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $0.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2000. We made income tax payments of $5.6 million in the year ended December 31, 2000, $2.7 million during the six months ended December 31, 1999, and $4.7 million and $4.3 million in fiscal years 1999 and 1998, respectively.

(8) Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities consist of the following:

                                                         December 31,
                                                        ---------------
                                                                        June 30,
                                                         2000    1999     1999
                                                        ------- ------- --------
                                                             (In thousands)
Commissions and sales incentive payable................ $ 3,782 $ 3,895 $ 4,272
Acquisition related costs..............................     207   1,068   4,708
Insurance..............................................   2,397   2,875   2,414
Other..................................................   7,710   7,329   5,204
                                                        ------- ------- -------
  Total................................................ $14,096 $15,167 $16,598
                                                        ======= ======= =======

                           CIRCOR INTERNATIONAL, INC.

(9) Financing Arrangements

   Long-term debt consists of the following:

                                                         December 31,
                                                       ---------------- June 30,
                                                        2000     1999     1999
                                                       ------- -------- --------
                                                            (In thousands)
Senior unsecured notes, maturing in 2006, at a fixed
 interest rate of 8.23%..............................  $75,000 $ 75,000 $     -
Revolving line of credit, maturing in 2003, at a
 variable interest rate, 7.57% at December 31, 1999..        -   32,000       -
Industrial revenue bonds, maturing in varying amounts
 through 2020, at a variable interest rate, 4.66% at
 December 31, 2000, 5.45% at December 31, 1999, and
 3.88% at June 30, 1999..............................   12,265   12,265  12,540
Term loan, at a variable interest rate, 8.50% at June
 30, 1999............................................        -        -   4,658
Capital lease obligations, at varying interest rates
 ranging from 9.87% to 18.50%........................      232      596   4,081
Other borrowings, at varying interest rates ranging
 from 6.25% to 9.00%.................................    4,036    5,266   5,303
                                                       ------- -------- -------
  Total long-term debt...............................   91,533  125,127  26,582
Less: current portion................................      940    2,260   4,178
                                                       ------- -------- -------
  Total long-term debt, less current portion.........  $90,593 $122,867 $22,404
                                                       ======= ======== =======

   On October 18, 1999, we entered into a $75.0 million unsecured revolving credit facility maturing in 2003. Under the credit facility agreement we are required to pay a facility fee of 0.35% per annum, and are able to borrow at various interest rates based on either the Euro dollar rate plus 1.25% or prime lending rate, as specified by the lender. On October 19, 1999, we also issued $75.0 million of unsecured notes maturing in 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by and advances from Watts and the outstanding balance under the term loan agreement.

   At December 31, 2000, we had $75.0 million available from the unsecured credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

   Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to enter into secured borrowing arrangements.

   At December 31, 2000, principal payments during each of the next five fiscal years and thereafter are due as follows: 2001-$0.9 million; 2002-$15.1 million; 2003-$15.9 million; 2004-$15.5 million; and 2005-$15.9 million and $28.2 million thereafter. Interest paid for all periods presented in the accompanying consolidated financial statements approximates interest expense.

                           CIRCOR INTERNATIONAL, INC.

(10) Stock-Based Compensation

   During the Transition Period, the 1999 Stock Option and Incentive Plan (the "1999 Stock Plan") was adopted by our Board of Directors. Generally, the 1999 Stock Plan permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards, stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted subsequent to the spin-off vest in periods ranging from 1 to 7 years and expire 10 years after grant.

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

   At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options ("replacement options"). The vesting dates and exercise periods of the options were not affected by the replacement. Based on their original Watts grant date, CIRCOR replacement options vest during the 1999 to 2003 time period and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date vested and non-vested Watts restricted stock units held by our employees were converted into comparable restricted stock units based on our common stock and will be payable in shares of our common stock. At
December 31, 2000, 142,513 restricted stock units were outstanding.

   Had compensation cost for all our option grants subsequent to the spin-off to employees and non-employee directors been determined consistent with SFAS 123, our net income for the year ended December 31, 2000 would have decreased by $0.6 million to $10.0 million. Similarly, our net income for the six months ended December 31, 1999 would have decreased by $0.1 million to $4.8 million. The pro forma net income may not be representative of future disclosures of pro forma net income since the estimated fair value of stock options is amortized to expense over the vesting period, which was only a partial year in the transition period, and additional options may be granted in varying quantities in future years. SFAS 123 pro forma income per share data is not meaningful as we were not an independent, publicly owned company prior to the spin-off.

   The fair value of each option grant made subsequent to the spin-off was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
Risk-free interest rate.........................................    5.8%    6.1%
Expected life (years)...........................................      5       5
Expected stock volatility.......................................   46.3%   15.0%
Expected dividend yield.........................................    1.8%    1.5%

                          CIRCOR INTERNATIONAL, INC.

   A summary of the status of all options granted to employees and non-employee directors as of December 31, 2000 and 1999, and changes during the year and six months then ended is presented in the table below:

                                  Year Ended                Six Months Ended
                              December 31, 2000            December 31, 1999
                         ---------------------------- ----------------------------
                           Options   Weighted Average   Options   Weighted Average
                         (thousands)  Exercise Price  (thousands)  Exercise Price
                         ----------- ---------------- ----------- ----------------
Options outstanding at
 beginning of period....    1,025         $10.43             -         $    -
Replacement of Watts
 options................        -              -           627          10.60
Granted.................      406           8.60           398          10.13
Exercised...............      (20)          8.78             -              -
Forfeited...............     (179)         10.48             -              -
                            -----                        -----
Options outstanding at
 end of period..........    1,232         $ 9.85         1,025         $10.43
                            =====                        =====

Options exercisable.....      464         $10.62           359         $10.67

Weighted average fair
 value of options
 granted................                  $ 3.61                       $ 2.37

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                                      Options Outstanding            Options Exercisable
                               --------------------------------- ----------------------------
                               Weighted Average
Range of Exercise    Options      Remaining     Weighted Average   Options   Weighted Average
     Prices        (thousands) Contractual Life  Exercise Price  (thousands)  Exercise Price
-----------------  ----------- ---------------- ---------------- ----------- ----------------
 $ 7.50 - $ 8.37        481          8.4             $ 7.76          133          $ 8.28
   9.20 -  10.38        391          8.5               9.89          100            9.78
  11.00 -  11.96        101          5.2              11.85           89           11.94
  12.15 -  13.94        259          6.6              12.89          142           12.58
                      -----                                          ---
 $ 7.50 - $13.94      1,232          7.7             $ 9.85          464          $10.62
                      =====                                          ===

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

                          CIRCOR INTERNATIONAL, INC.

   The components of net benefit expense are as follows:

                                                             Fiscal Years Ended
                                                                  June 30,
                            Year Ended     Six Months Ended  ------------------
                         December 31, 2000 December 31, 1999   1999       1998
                         ----------------- ----------------- ---------  ---------
                                             (In thousands)
Components of net
 benefit expense
Service cost-benefits
 earned.................      $1,071             $ 526       $   1,085      $ 786
Interest cost on
 benefits obligation....         643               298             531        459
Estimated return on
 assets.................        (793)             (330)           (654)      (443)
                              ------             -----       ---------  ---------
                                 921               494             962        802
Defined contribution
 plans..................         345               203             216        210
                              ------             -----       ---------  ---------
  Total net benefits
   expense..............      $1,266             $ 697       $   1,178     $1,012
                              ======             =====       =========  =========

   The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:

                                                      December 31,
                                                     ----------------  June 30,
                                                      2000     1999      1999
                                                     -------  -------  --------
                                                          (In thousands)
Change in projected benefit obligation
 Balance at beginning of period..................... $ 9,105  $ 8,014  $ 7,021
 Service cost.......................................   1,071      526    1,085
 Interest cost......................................     643      298      531
 Actuarial gain (loss)..............................  (1,399)     267     (623)
 Benefits paid......................................     (49)       -        -
 Administrative expenses............................     (94)       -        -
 Amendments.........................................     (90)       -        -
                                                     -------  -------  -------
  Balance at end of period.......................... $ 9,187  $ 9,105  $ 8,014
                                                     =======  =======  =======
Change in fair value of plan assets
 Balance at beginning of period..................... $ 7,823  $ 7,173  $ 6,459
 Actual return on assets............................      25      650      595
 Benefits paid......................................     (49)       -        -
 Administrative expenses............................     (94)       -        -
 Employer contributions.............................     918        -      119
                                                     -------  -------  -------
  Fair value of plan assets at end of period........ $ 8,623  $ 7,823  $ 7,173
                                                     =======  =======  =======
Funded status
 Plan assets less than benefit obligation........... $  (563) $(1,282) $  (841)
 Unrecognized transition obligation.................    (200)    (264)    (257)
 Unrecognized prior service cost....................     233      353      207
 Unrecognized actuarial gain (loss).................    (964)    (298)  (1,047)
                                                     -------  -------  -------
  Net accrued benefit cost.......................... $(1,494) $(1,491) $(1,938)
                                                     =======  =======  =======

                           CIRCOR INTERNATIONAL, INC.

   The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                                       December 31,   June 30,
                                                       ------------- -----------
                                                        2000   1999  1999  1998
                                                       ------ ------ ----- -----
Discount rate.........................................  8.00%  7.75% 7.00% 7.00%
Expected return on plan assets........................  9.00%  9.00% 9.00% 9.00%
Rate of compensation increase.........................  5.00%  5.00% 5.00% 5.00%

(12) Contingencies and Environmental Remediation

   Contingencies

   We are subject to pending or threatened lawsuits and proceedings or claims arising from the ordinary course of operations. Reserves have been established which management presently believes are adequate in light of probable and estimable exposure to the pending or threatened litigation of which it has knowledge. Such contingencies are not expected to have a material effect on our financial condition, results of operations, or liquidity.

   On July 12, 2000, we were notified that the United States Customs Service, or Customs, had begun an investigation to determine whether our subsidiary, KF Industries was, and continues to be, in compliance with country of origin marking requirements on those valves that KF Industries imports from sources in the People's Republic of China, including our Chinese joint venture. While we believe that the Customs investigation will not result in any material liability to KF Industries, there can be no assurances as to the outcome of the matter. If the Customs investigation were to reveal that violations of the customs laws had occurred, KF Industries could be subjected to civil fines and forfeitures and, if such violations were determined to be intentional, criminal penalties, which could be material. We believe that KF Industries' marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

   Environmental Remediation

   We have been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Our accrued estimated environmental liabilities are based on assumptions which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We estimate that accrued environmental remediation liabilities will likely be paid over the next five to ten years. Such environmental remediation contingencies are not expected to have a material effect on our financial condition, results of operation, or liquidity.

                           CIRCOR INTERNATIONAL, INC.

   Operating Lease Commitments

   At December 31, 2000, minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities were: $2.6 million in 2001, $2.5 million in 2002, $2.3 million in 2003, $2.1 million in 2004, $1.8 million in 2005 and $6.0 million for years thereafter. Rental expense amounted to: $3.2 million during the year ended December 31, 2000, $1.5 million during the six months ended December 31, 1999, and $3.4 million and $1.4 million during the years ended June 30, 1999 and 1998, respectively.

(13) Financial Instruments

   Fair Value

   The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is $74.1 million as of December 31, 2000. The fair value of the Company's variable rate debt approximates its carrying value.

   Use of Derivatives

   We use foreign currency forward exchange contracts to manage the currency risk related to business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transaction. To the extent these transactions are completed, these contracts do not subject us to significant market risk from exchange movement because they offset gains and losses on the related foreign currency denominated transactions. At December 31, 2000 and 1999 and June 30, 1999, we had forward contracts to buy foreign currencies with a face value of $10.1 million, $9.0 million and $4.8 million, respectively. These contracts had various settlement dates between January-July 2001, July 1999-January 2000 and January-June 2000 and had fair market values of $0.4 million, $(0.6) million and $(0.2) million, respectively.

   The counterparties to the above contracts are major financial institutions. Our risk of loss, in the event of non-performance by a counterparty, is not significant.

                           CIRCOR INTERNATIONAL, INC.

(14) Segment Information

   The following table presents certain operating segment information:

                         Instrumentation &
                         Fluid Regulation  Petrochemical  Corporate  Consolidated
                             Products        Products    Adjustments    Total
                         ----------------- ------------- ----------- ------------
                                              (In thousands)
Year Ended December 31,
 2000
Net revenues............     $178,237        $138,626     $      -     $316,863
Operating income
 (loss).................       30,480           3,868       (6,712)      27,636
Identifiable assets.....      238,901         150,604      (42,443)     347,062
Capital expenditures....        1,947           1,615          181        3,743
Depreciation and
 amortization...........        7,873           4,872          260       13,005
Six Months Ended
 December 31, 1999
Net revenues............     $ 84,564        $ 72,701     $      -     $157,265
Operating income
 (loss).................       10,254           6,331       (2,739)      13,846
Identifiable assets.....      212,328         141,773       12,984      367,085
Capital expenditures....        1,822           2,258          477        4,557
Depreciation and
 amortization...........        4,412           2,566           98        7,076
Fiscal Year Ended June
 30, 1999
Net revenues............     $175,697        $148,561     $      -     $324,258
Operating income
 (loss).................       24,843          10,324       (5,617)      29,550
Identifiable assets.....      218,732         136,328        3,983      359,043
Capital expenditures....        6,592           2,907            -        9,499
Depreciation and
 amortization...........        7,939           4,823            -       12,762
Fiscal Year Ended June
 30, 1998
Net revenues............     $110,759        $180,821     $      -     $291,580
Operating income
 (loss).................       17,883          25,256       (4,948)      38,191
Identifiable assets.....       97,245         153,186        3,046      253,477
Capital expenditures....        1,586           4,529            -        6,115
Depreciation and
 amortization...........        3,611           4,233            -        7,844

   Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note 1 for further discussion of the products included in each segment.

                           CIRCOR INTERNATIONAL, INC.

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

                                                            Fiscal Years Ended
                                                                 June 30,
                               Year Ended  Six Months Ended -------------------
(a) Net revenues by           December 31,   December 31,
geographic area                   2000           1999         1999      1998
-------------------           ------------ ---------------- -------------------
                                               (In thousands)
United States...............    $220,568       $ 95,943     $ 189,909 $ 198,512
Italy.......................       3,579          2,386        42,956    50,734
Canada......................      18,020         16,094        27,830    23,783
Other.......................      74,696         42,842        63,563    18,551
                                --------       --------     --------- ---------
 Total revenues.............    $316,863       $157,265     $ 324,258 $ 291,580
                                ========       ========     ========= =========

                                      December 31,
                              -----------------------------
(b) Long-lived assets by                                    June 30,
geographic area                   2000           1999         1999
------------------------      ------------ ---------------- -----------
                                          (In thousands)
United States...............     $55,040        $64,193       $64,773
Italy.......................       3,107          3,770         4,254
Canada......................       2,262          2,439         2,671
Other.......................       4,385          4,752         4,984
                                --------       --------     ---------
 Total long-lived assets....     $64,794        $75,154       $76,682
                                ========       ========     =========

                           CIRCOR INTERNATIONAL, INC.

(15) Pro Forma Financial Information (unaudited)

   As discussed in Note 3, we became an independent publicly-owned company on October 18, 1999 as a result of a spin-off from Watts. The following unaudited pro forma financial information presents a summary of the consolidated results of operations as if the spin-off and related transactions had occurred at the beginning of the periods presented:

                                                              Fiscal Years
                                           Six Months Ended  Ended June 30,
                                             December 31,   ------------------
                                                 1999         1999      1998
                                           ---------------- --------  --------
                                            (In thousands, except per share
                                                         data)
Net income as reported...................      $ 4,880      $ 12,510  $ 22,425
Pro forma adjustments:
 Incremental administrative expenses
  (a)....................................          (61)         (253)     (246)
 Incremental interest expenses (b).......         (322)       (1,037)     (429)
 Income tax effect of pro forma
  adjustments (c)........................          153           516       270
                                               -------      --------  --------
 Net pro forma adjustments...............         (230)         (774)     (405)
                                               -------      --------  --------
Pro forma net income.....................      $ 4,650      $ 11,736  $ 22,020
                                               =======      ========  ========

Basic earnings per share: (d)
 Before pro forma adjustments............      $  0.37      $   0.95  $   1.65
 Impact of pro forma adjustments.........        (0.02)        (0.07)    (0.03)
                                               -------      --------  --------
 Pro forma basic earnings per share......      $  0.35      $   0.88  $   1.62
                                               =======      ========  ========

Diluted earnings per share: (d)
 Before pro forma adjustments............      $  0.37      $   0.95  $   1.65
 Impact of pro forma adjustments.........        (0.02)        (0.07)    (0.03)
                                               -------      --------  --------
 Pro forma diluted earnings per share....      $  0.35      $   0.88  $   1.62
                                               =======      ========  ========

--------
(a) To record estimated additional administrative expenses that would have been incurred by CIRCOR as a publicly-owned, independent company. Such amounts include additional compensation and related costs for employees to perform functions that have been performed by Watts' corporate headquarters (treasury, investor relations, regulatory compliance, risk management, etc.). These additional costs also include amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities.
(b) To record estimated incremental interest expense for estimated outstanding borrowings under the CIRCOR credit facility and from the issuance of senior unsecured notes. The borrowings under the credit facility and senior unsecured notes are assumed to bear an annualized interest rate, including amortization of related fees, of 7.3% for the six months ended December 31, 1999 and 8.5% for the fiscal years ended June 30, 1999 and 1998. These interest rates represent management's best estimate of the available rates for borrowings under similar facilities. Net income as reported includes an allocation of Watts' interest expense based on Watts' weighted average interest rate applied to the average balance of investments by and advances to CIRCOR.
(c) To record the income tax benefit attributable to adjustments (a) and (b) at a combined Federal and state tax rate of 40.0%.
(d) The number of shares used to calculate pro forma earnings per share for the six months ended December 31, 1999 assumes the spin-off transaction occurred at July 1, 1999. The number of shares used to calculate pro forma earnings per share for the fiscal years ended June 30, 1999 and 1998 is based on the weighted average common stock and common stock equivalents outstanding used by Watts to determine earnings per share for that period, adjusted in accordance with the distribution ratio (see Note 3).

   Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted earnings per share assumes the conversion of all dilutive securities (see Note 10).

                           CIRCOR INTERNATIONAL, INC.

   Pro forma net income and number of shares used to compute pro forma net earnings per share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

                              Six Months Ended                     Fiscal Years Ended June 30,
                                December 31,         -------------------------------------------------------
                                    1999                        1999                        1998
                         --------------------------- --------------------------- ---------------------------
                         Pro Forma         Per Share Pro Forma         Per Share Pro Forma         Per Share
                         Net Income Shares  Amount   Net Income Shares  Amount   Net Income Shares  Amount
                         ---------- ------ --------- ---------- ------ --------- ---------- ------ ---------
Basic EPS...............  $ 4,650   13,229   $0.35    $11,736   13,368   $0.88    $22,020   13,554   $1.62
Dilutive securities,
 principally common
 stock options..........        -       86       -          -        7       -          -       40       -
                          -------   ------   -----    -------   ------   -----    -------   ------   -----
Diluted EPS.............  $ 4,650   13,315   $0.35    $11,736   13,375   $0.88    $22,020   13,594   $1.62
                          =======   ======   =====    =======   ======   =====    =======   ======   =====

(16) Quarterly Financial Information (unaudited)

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                 (In thousands, except per share
                                                              data)
Year ended December 31, 2000
 Net revenues..................................  $82,305 $80,269 $75,988 $78,301
 Gross profit..................................   26,219  23,640  23,008  22,924
 Net income....................................    3,186   2,426   2,287   2,661
 Earnings per common share:
 Basic.........................................  $  0.24 $  0.18 $  0.17 $  0.20
 Diluted.......................................     0.24    0.18    0.17    0.20
 Dividends per common share....................        -  0.0375  0.0375  0.0375
Six months ended December 31, 1999
 Net revenues..................................  $78,063 $79,202     n/a     n/a
 Gross profit..................................   23,602  25,050     n/a     n/a
 Net income....................................    1,688   3,192     n/a     n/a
 Pro forma earnings per common share:
 Basic.........................................  $  0.11 $  0.24     n/a     n/a
 Diluted.......................................     0.11    0.24     n/a     n/a
 Dividends per common share....................      n/a       -     n/a     n/a
Fiscal year ended June 30, 1999
 Net revenues..................................  $81,411 $85,386 $79,492 $77,969
 Gross profit..................................   25,557  26,245  25,644  26,200
 Net income....................................    3,706   3,134   2,493   3,177

                           CIRCOR INTERNATIONAL, INC.

(17) Special Charges

   During the year ended December 31, 2000, we incurred $1.9 million of costs in connection with the consolidation and reorganization of manufacturing operations. The severance costs recognized for 88 terminated employees were $1.3 million. Other costs of $0.6 million were incurred and were primarily associated with the closure, consolidation and reorganization of manufacturing plants in both the instrumentation and fluid regulation and petrochemical segments. The portion of the accrued severance cost to be paid subsequent to December 31, 2000 totals $0.1 million. Special charges of $0.7 million were incurred in the last six months of 1999, all associated with the closure, consolidation and reorganization of manufacturing plants in the instrumentation and fluid regulation segment. Special charges have been recognized as incurred.

(18) Subsequent Event

   On January 26, 2001 we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register our offering of 1,552,500 shares of our common stock.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          CIRCOR INTERNATIONAL, INC.
                                  (In thousands)

                                          Additions
                                    ---------------------
                         Balance at Charged to
                         Beginning    Costs    Charged to             Balance at
                             of        and       Other     Deductions   End of
      Description          Period    Expenses   Accounts      (1)       Period
      -----------        ---------- ---------- ----------  ---------- ----------
Fiscal Year ended
 December 31, 2000
 Deducted  from asset
 account: Allowance for
 doubtful accounts         $2,683      $ 77      $    -       $(71)     $2,831
Six months ended
 December 31, 1999
 Deducted from asset
 account: Allowance for
 doubtful accounts         $2,949      $483      $    -       $749      $2,683
Fiscal Year ended June
 30, 1999 Deducted from
 asset account:
 Allowance for
 doubtful accounts         $2,092      $106      $1,259(2)    $508      $2,949
Fiscal Year ended June
 30, 1998 Deducted from
 asset account:
 Allowance for doubtful
 accounts                  $1,709      $493      $  208(2)    $318      $2,092

--------
  (1)  Uncollectible accounts written off, net of recoveries.
  (2) Balance acquired in connection with acquisition of SSI and Hoke, Inc. in 1999, and Telford Valve in 1998.