Form 10-Q
period 2001-03-31
CIRCOR INTERNATIONAL INC
filed 2001-05-15
CIK 1091883

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________  TO__________________

                         COMMISSION FILE NUMBER 1-14962

                           CIRCOR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                     04-3477276
       (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

              C/O CIRCOR, INC.
                  SUITE 290
        35 CORPORATE DRIVE, BURLINGTON, MA                    01803-4230
    (Address of principal executive offices)                  (ZIP CODE)

(Registrant's telephone number, including area code):        (781) 270-1200

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01 PER SHARE         NEW YORK STOCK EXCHANGE
   PREFERRED STOCK PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of April 30, 2001, there were 14,815,391 shares of our common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------

                           CIRCOR INTERNATIONAL, INC.


                               TABLE OF CONTENTS
                               -----------------



                                                                                          PAGE
                                                                                         -------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 and
            December 31, 2000                                                                3

            Consolidated Statements of Operations for the
            three months ended March 31, 2001 and 2000                                       4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and 2000                                       5

            Notes to Consolidated Financial Statements                                     6-9

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                 9-12

   Item 3.  Qualitative and Quantitative Disclosures About
            Market Risk                                                                  12-13

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                            13-14

   Item 2.  Changes in Securities and Use of Proceeds                                       14

   Item 6.  Exhibits and Reports on Form 8-K                                             15-16

   Signatures                                                                               17

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           CIRCOR INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                March 31,         December 31,
                                                                                  2001               2000
                                                                                --------           --------
ASSETS                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents...........................................        $ 25,307           $  8,192
    Trade accounts receivable, less allowance for doubtful accounts of
      $3,218 and $2,831, respectively...................................          65,350             58,457
    Inventories.........................................................         113,592            111,258
    Prepaid expenses and other current assets...........................           6,276              6,192
    Deferred income taxes...............................................           6,086              6,141
                                                                                --------           --------
        Total Current Assets............................................         216,611            190,240
PROPERTY, PLANT AND EQUIPMENT, NET......................................          62,989             64,794
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $14,940 and
      $14,303, respectively.............................................          87,310             87,741
    Other assets........................................................           4,105              4,287
                                                                                --------           --------
TOTAL ASSETS............................................................        $371,015           $347,062
                                                                                ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable....................................................        $ 28,891           $ 30,767
    Accrued expenses and other current liabilities......................          17,650             14,096
    Accrued compensation and benefits...................................           3,693              4,757
    Income taxes payable................................................           1,587                  -
    Current portion of long-term debt...................................           1,711                940
                                                                                --------           --------
        Total Current Liabilities.......................................          53,532             50,560
LONG-TERM DEBT, NET OF CURRENT PORTION..................................          90,491             90,593
DEFERRED INCOME TAXES...................................................           2,833              2,873
OTHER NONCURRENT LIABILITIES............................................           8,380              7,490
MINORITY INTEREST.......................................................           4,478              4,365
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; no
     shares issued and outstanding......................................               -                  -
    Common stock, $0.01 par value; 29,000,000 shares authorized;
      14,815,391 and 13,262,891 issued and outstanding at March 31, 2001
      and December 31, 2000, respectively...............................             148                133
    Additional paid-in capital..........................................         199,906            181,184
    Retained earnings...................................................          15,672             12,451
    Accumulated other comprehensive loss................................          (4,425)            (2,587)
                                                                                --------           --------
        Total Shareholders' Equity......................................         211,301            191,181
                                                                                --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................        $371,015           $347,062
                                                                                ========           ========



     The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                                2001               2000
                                                                               -------            -------

Net revenues ........................................................          $87,946           $82,305
Cost of revenues ....................................................           61,875            56,086
                                                                               -------           -------
   GROSS PROFIT  ....................................................           26,071            26,219
Selling, general and administrative expenses.........................           17,764            17,518
Special charges  ....................................................                -               173
                                                                               -------           -------
   OPERATING INCOME  ................................................            8,307             8,528
                                                                               -------           -------
Other (income) expense:
 Interest income  ...................................................              (87)             (101)
 Interest expense  ..................................................            2,056             2,726
 Other, net  ........................................................              133               503
                                                                               -------           -------
                                                                                 2,102             3,128
                                                                               -------           -------
INCOME BEFORE INCOME TAXES  .........................................            6,205             5,400
Provision for income taxes  .........................................            2,482             2,214
                                                                               -------           -------
     NET INCOME  ....................................................          $ 3,723           $ 3,186
                                                                               =======           =======

Earnings per common share:
 Basic  .............................................................            $0.28             $0.24
 Diluted.............................................................            $0.27             $0.24

Weighted average number of common shares outstanding:
 Basic...............................................................           13,454            13,237
 Diluted.............................................................           13,802            13,486



  The accompanying notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                     2001              2000
                                                                                   --------          --------

OPERATING ACTIVITIES
Net income...............................................................          $  3,723          $  3,186
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation............................................................             2,405             2,690
 Amortization............................................................               721               681
 (Gain) loss on disposal of property, plant and equipment................                 1                (4)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
   Trade accounts receivable.............................................            (7,958)           (2,007)
   Inventories...........................................................            (3,288)             (596)
   Prepaid expenses and other assets.....................................               (99)            1,375
   Accounts payable, accrued expenses and other liabilities..............             4,068             2,845
                                                                                   --------          --------
 Net cash provided by (used in) operating activities.....................              (427)            8,170
                                                                                   --------          --------
INVESTING ACTIVITIES
Additions to property, plant and equipment...............................              (915)           (1,272)
Disposal of property, plant and equipment................................                11                 5
Increase in other assets.................................................              (432)              (75)
                                                                                   --------          --------
           Net cash used in investing activities.........................            (1,336)           (1,342)
                                                                                   --------          --------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.......................................            14,307             6,847
Payments of long-term debt...............................................           (13,534)          (10,534)
Proceeds from the issuance of stock, net of issuance costs...............            18,698                 -
Dividends paid...........................................................              (503)                -
                                                                                   --------          --------
 Net cash provided by (used in) financing activities.....................            18,968            (3,687)
                                                                                   --------          --------
Effect of exchange rate changes on cash and cash equivalents.............               (90)              (15)
                                                                                   --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS....................................            17,115             3,126
Cash and cash equivalents at beginning of year...........................             8,192             5,153
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................          $ 25,307          $  8,279
                                                                                   ========          ========



  The accompanying notes are an integral part of these consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)    BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly CIRCOR International, Inc.'s consolidated balance sheets as of March 31, 2001 and 2000, and our consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000.

  The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2000 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our December 31, 2000 Annual Report.

  Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2)    NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board issued SFAS 133, ''Accounting for Derivative Instruments and Hedging Activities.'' We adopted SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows. See note 7, Derivative Instruments and Hedging Activities for further details.

(3)    INVENTORIES

Inventories consist of the following  (In thousands):                           March 31, 2001          December 31, 2000
                                                                            ------------------------  -----------------------
                                                                                  (Unaudited)

Raw materials..........................................................             $ 42,977                 $ 41,233
Work in process........................................................               31,836                   31,804
Finished goods.........................................................               38,779                   38,221
                                                                                    --------                 --------
                                                                                    $113,592                 $111,258
                                                                                    ========                 ========

(4)    SEGMENT INFORMATION

The following table presents certain operating segment information (Unaudited, in thousands):

                                                       Instrumentation
                                                        & Thermal Fluid                           Corporate       Consolidated
                                                           Controls         Petrochemical        Adjustments          Total
                                                      ------------------  ------------------  -----------------  ---------------
Three Months Ended March 31, 2001
---------------------------------
Net Revenues.......................................        $46,309             $41,637             $     -           $87,946

Operating income (loss)............................          7,743               2,399              (1,835)            8,307


Three Months Ended March 31, 2000
----------------------------------
Net Revenues........................................       $44,513             $37,792             $     -           $82,305
Operating income (loss).............................         6,843               3,391              (1,706)            8,528


     The operating segments above are presented on a basis consistent with the presentation in our consolidated financial statements for the period ended December 31, 2000. In 2001, the name Instrumentation and Fluid Regulation was changed to Instrumentation and Thermal Fluid Controls. The name change better reflects our products and markets we serve as we increasingly sell our steam valves and actuators into end-user applications of higher and lower temperatures. Amounts included in identifiable assets, as of March 31, 2001, did not change significantly from those amounts reported in note 14, Segment Information, included in our Annual Report on Form 10-K for the year ended December 31, 2000.

(5)    SPECIAL CHARGES

  Special charges of $0.2 million were incurred in the first three months of 2000, all associated with the closure, consolidation and reorganization of manufacturing plants in the Instrumentation and Thermal Fluid Controls segment. Special charges totaling $1.9 million were recognized for the year ended December 31, 2000, of which $1.6 million was incurred and expense in the Instrumentation and Thermal Fluid Controls segment and $0.3 million in the Petrochemical segment. There were no special charges incurred during the three months ended March 31, 2001. The portion of the accrued severance costs to be paid subsequent to March 31, 2001 is less than $0.1 million.

(6) EARNINGS PER COMMON SHARE (Unaudited, in thousands, except per share amounts)

                                                                                          Net                       Per Share
                                                                                         Income        Shares         Amount
                                                                                      ------------   -----------  -------------
Three Months Ended March 31, 2001
---------------------------------
Basic EPS........................................................................         $3,723       13,454        $ 0.28
Dilutive securities, principally common stock options............................              -          348         (0.01)
                                                                                          ------       ------        ------
Diluted EPS......................................................................         $3,723       13,802        $ 0.27
                                                                                          ======       ======        ======

  Options to purchase 190,207 shares of common stock at prices ranging from $12.98 to $13.94 were outstanding during the three-month period ended March 31, 2001. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

                                                                                         Net                     Per Share
                                                                                        Income       Shares        Amount
                                                                                     ------------  -----------  ------------

Three Months Ended March 31, 2000
-----------------------------------
Basic EPS........................................................................        $3,186       13,237         $0.24
Dilutive securities, principally common stock options............................             -          249             -
                                                                                         ------       ------         -----
Diluted EPS......................................................................        $3,186       13,486         $0.24
                                                                                         ======       ======         =====

  Options to purchase 28,000 shares of common stock at prices ranging from $13.31 to $13.94 were outstanding during the three-month period ended March 31, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common shares during the period.

(7)  Derivative Instruments and Hedging Activities

     As of January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of SFAS No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

     In the normal course of business, we manage risk associated with foreign exchange rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. As a matter of policy, we ordinarily do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the underlying hedged items. We do not use derivative instruments for speculative trading purposes.

ACCOUNTING POLICIES

     Using qualifying criteria defined in SFAS No. 133, derivative instruments are designed and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective an ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled, however, hedge accounting would be discontinued prospectively.
If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

FOREIGN CURRENCY RISK

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133 for the three months ended March 31, 2001. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded a net loss of less than $0.1 million for the three months ended March 31, 2001. As of March 31, 2001, we had forward contracts to buy foreign currencies with a fair value of $1.9 million. These contracts mature on various dates between April 2001 and July 2001.

(8)  Comprehensive Income

     Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows (Unaudited, in thousands):

                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                                  2001               2000
                                                                                                 -------             ------
Net income.........................................................................              $ 3,723             $3,186
Foreign currency translation adjustments ..........................................               (1,838)              (680)
                                                                                                 -------             ------
  Total comprehensive income.......................................................              $ 1,885             $2,506
                                                                                                 =======             ======

(9) CONTINGENCIES AND ENVIRONMENTAL REMEDIATION CONTINGENCIES

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

  On July 12, 2000, we were notified that the United States Customs Service ("Customs") had begun an investigation to determine whether our subsidiary, KF Industries, Inc. ("KF") was, and continues to be, in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China, including our Chinese joint venture. While we believe that Customs investigation will not result in any material liability to KF Industries, there can be no assurances as to the outcome of the matter. If the Customs investigation were to reveal that violations of the customs laws had occurred, KF could be subjected to civil fines and forfeitures and, if such violations were determined to be intentional, criminal penalties, which could be material. We believe that KF Industries' marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

Environmental Remediation

     We have been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts.
Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Our accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We estimate that accrued environmental remediation liabilities will likely be paid over the next five to ten years. Such environmental remediation contingencies are not expected to have a material effect on our financial position, results of operation, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may, " "hope, " "will," "should, " "expect, " "plan," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Certain Risks Factors That May Affect Future Results" in our Annual Report on Form 10-K filed for the year ended December 31, 2000. We undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     The following tables set forth the results of operations, percentage of net revenue and the year-to-year percentage change in certain financial data for the three months ended March 31, 2001 and 2000:

                                                             Three Months Ended March 31,
                                                           --------------------------------
                                                                 2001           2000         %Change
                                                           --------------   -------------    -------
                                                               (Dollars In Thousands)

   Net revenues..........................................  $87,946  100.0%  $82,305  100.0%     6.9%
   Cost of revenues......................................   61,875   70.4    56,086   68.1     10.3
                                                           -------  -----   -------  -----
     Gross profit........................................   26,071   29.6    26,219   31.9     (0.6)
   Selling, general and administrative expenses..........   17,764   20.2    17,518   21.3      1.4
   Special charges.......................................        -      -       173    0.2      n/a
                                                           -------  -----   -------  -----
    Operating income.....................................    8,307    9.4     8,528   10.4     (2.6)
   Other expense:
     Interest expense, net...............................    1,969    2.2     2,625    3.2    (25.0)
     Other expense, net..................................      133    0.1       503    0.6    (73.6)
                                                           -------  -----   -------  -----
   Income before income taxes............................    6,205    7.1     5,400    6.6     14.9
   Provision for income taxes............................    2,482    2.9     2,214    2.7     12.1
                                                           -------  -----   -------  -----
      Net income.........................................  $ 3,723    4.2%  $ 3,186    3.9%    16.9%
                                                           =======  =====   =======  =====

    Net revenues for the three months ended March 31, 2001 increased by $5.6 million, or 6.9%, to $87.9 million compared to $82.3 million for the three months ended March 31, 2000. The increase in net revenues for the three months ended March 31, 2001 was attributable to the following:

                                                                       Total                                       Foreign
                Segment                         2001         2000     Change     Acquisitions    Operations       Exchange
                -------                        -------      -------  ----------  ------------   ------------   ---------------
                                                                             (In Thousands)

Instrumentation & Thermal Fluid Controls...    $46,309      $44,513    $1,796       $347           $2,047          $  (598)
Petrochemical..............................     41,637       37,792     3,845          -            5,021           (1,176)
                                               -------      -------    ------       ----           ------          -------
Total......................................    $87,946      $82,305    $5,641       $347           $7,068          $(1,774)
                                               =======      =======    ======       ====           ======          =======

     The Instrumentation and Thermal Fluid Controls segment accounted for approximately 52.7% of net revenues for the three months ended March 31, 2001 compared to 54.1% for the three months ended March 31, 2000. The Petrochemical segment accounted for 47.3% of net revenues for the three months ended March 31, 2001 compared to 45.9% for the three months ended March 31, 2000.

     Instrumentation and Thermal Fluid Controls revenues increased $1.8 million, or 4.0%. The net increase was due to: a $1.8 million increase in instrumentation revenues, primarily due to increased sales penetration and the of volume sales within the aerospace, power and power generation and European general instrumentation markets; a $0.3 million increase in thermal fluid control markets, resulting from higher year-to-year demand; $0.3 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000. These increases were partially offset by a $0.6 million reduction in revenues resulting from changes in exchange rates affecting our European business units. The net increase in Petrochemical revenues of $3.8 million, or 10.2%, was the result of $2.8 million in higher North American revenues, related to increased customer spending on maintenance and repair and small capital projects; a $2.5 million increase in revenues from our Italian-based operation, due to an increase in the number of large oil and gas construction projects; a $0.3 million decrease in revenue from Suzhou KF Valve, our Chinese joint venture; and a $1.2 million decrease in revenues resulting from changes in exchange rates which affected our Canadian and Italian-based operations.

     Gross profit decreased $0.1 million, or 0.6%, to $26.1 million for the three months ended March 31, 2001 compared to $26.2 million for the three-month ended March 31, 2000. Gross margin declined to 29.6% for the three months ended March 31, 2001 compared to 31.9% for the three months ended March 31, 2000. Gross profit from the Instrumentation and Thermal Fluid Controls segment increased $0.8 million as a result of; $0.2 million from the Rockwood Swendeman acquisition, $0.8 million from operations; and unfavorable net foreign exchange rate changes of $0.2 million. Gross profit for the Petrochemical segment decreased $0.9 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Of this amount, a $0.6 million decrease resulted from the consolidation and integration of product lines into a key North American manufacturing plant. Inefficiencies and delays in the completion of the consolidation and integration process resulted in higher manufacturing costs compared to last year. An additional $0.3 million decrease was the result of reduced margin revenues for certain large oil and gas projects that were very competitively priced during the three months ended March 31, 2001. This competitive pricing strategy enabled us to demonstrate our engineering and manufacturing capabilities on the largest-size ball valves and qualified us for follow-on application orders. Unfavorable exchange rates accounted for an additional decrease of $0.2 million.

     Selling, general and administrative expenses increased $0.3 million, or 1.4%, to $17.8 million for the three months ended March 31, 2001 compared with $17.5 million for the three months ended March 31, 2000. The Instrumentation and Thermal Fluid Controls segment increased operating expenses by $0.1 million, primarily from increased sales commissions on higher revenue. The Petrochemical segment operating expenses remained unchanged. Increased corporate spending of $0.1 million for the three months ended March 31, 2001 reflected a fully staffed unit compared to the three months ended March 31, 2000.

     During the three months ended March 31, 2000, special charges of $0.2 million were incurred in the Instrumentation and Thermal Fluid Controls segment associated with the closure, consolidation and reorganization of certain U.S. manufacturing operations. These special charges were expensed in the period as incurred. There were no special charges incurred during the three months ended March 31, 2001.

     The change in operating income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was as follows:

                                                                Total                                Foreign
                Segment                       2001      2000   Change   Acquisitions   Operations   Exchange
                -------                    -------   -------   ------   -----------    -----------  --------
                                                                    (In Thousands)

Instrumentation & Thermal Fluid Controls.  $ 7,743   $ 6,843    $ 900       $73           $ 849       $(22)
Petrochemical............................    2,399     3,391     (992)        -            (928)       (64)
Corporate................................   (1,835)   (1,706)    (129)        -            (129)         -
                                           -------   -------    -----       ---           -----       ----
Total....................................  $ 8,307   $ 8,528    $(221)      $73           $(208)      $(86)
                                           =======   =======    =====       ===           =====       ====

     The increase in operating income in the Instrumentation and Thermal Fluid Controls segment was primarily attributable to improved manufacturing and administrative operating efficiencies. The decrease in operating income in the Petrochemical segment was primarily due to lower gross profit as a result of competitive pricing pressures and manufacturing cost inefficiencies at a key North American plant.

     Net interest expense decreased $0.6 million to $2.0 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000. The decrease was primarily due to the lower average debt balances outstanding during the three months ended March 31, 2001 as compared with the three months ended March 31, 2000. Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit debt balance to zero as of December 31, 2000.

     Other expense declined $0.4 million to $0.1 million for the three months ended March 31, 2001, compared to $0.5 million for the three months ended March 31, 2000, as a result of reductions in losses from foreign currency exchange rate changes.

     The effective tax rate decreased to 40.0% for the three months ended March 31, 2001 compared to 41.0% for the three months ended March 31, 2000 due to the implementation of various U.S. tax strategies in the second half of 2000.

     Net income increased for the three months ended March 31, 2001. Improved operating results within the Instrumentation and Thermal Fluid Controls segment, reduced interest expense and lower foreign currency losses were the primary reasons for this change.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2001, we generated a net increase in cash of $17.1 million. We received $18.7 million as a result of a secondary public equity offering that we completed during March 2001 and $0.8 million from short-term international credit facilities. We used: $0.4 million of cash flow in operating activities; $1.3 million for investing activities, which included the purchase of $0.9 million of capital equipment; and $0.5 million to fund cash dividends paid to shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to further improve our manufacturing operations. Our capital expenditure budget for the year ending December 31, 2001 is $7.2 million.

     As of March 31, 2001, we had no balances outstanding under our $75.0 million unsecured revolving credit facility. As of March 31, 2001, we had $75.0 million available from this revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

     On March 16, 2001, we completed a secondary equity offering in which we sold 1,552,500 shares of our common stock at $13.25 per share. We received net cash proceeds of $18.7 million, after deducting underwriters' fees and other estimated issuance and distribution expenses. Upon the closing of the equity offering, we used $2.0 million to reduce the balance on our unsecured, revolving credit facility to zero. We intend to use the remainder of the proceeds to acquire complimentary businesses or products. Until such acquisitions require our capital, we may use a portion of the net proceeds for general corporate purposes, including working capital.

     The ratio of current assets to current liabilities at March 31, 2001 was 4.0:1 compared to 3.8:1 at December 31, 2000. Cash and cash equivalents were $25.3 million at March 31, 2001 compared to $8.2 million at December 31, 2000. Net debt (including cash) as a percentage of total capital employed was 22.0% at March 31, 2001 compared to 29.5% at December 31, 2000. At March 31, 2001, we were in compliance with all covenants related to existing debt obligations.

     We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

     From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the three months ended March 31, 2001 in connection with any of these matters. See
Part II, Item 1, Legal Proceedings.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset of liability measured at its fair value. On January 1, 2001, we adopted SFAS 133, as amended by SFAS No. 137 and SFAS No. 138. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows.


ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase, and we benefit from increased demand for valve products. However, oil and gas price increases may be considered temporary in nature, or not driven by customer demand and, therefore, may result in longer lead times for obtaining petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand, which also could have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Risk

     At March 31, 2001, our primary interest rate risk relates to borrowings under our revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no outstanding borrowings under our revolving credit facility as of March 31, 2001. Based upon the expected levels of borrowings under our credit facility in 2001, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133 for the three months ended March 31, 2001. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statement of operations. As of March 31, 2001, we had forward contracts to buy foreign currencies with a fair value of $1.9 million. These contracts mature on various dates between April 2001 and July 2001.

     The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

     The primary raw materials used in our products process are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations, which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production process.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million coverage available under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200 million for the aviation products produced by our worldwide operations.

     We believe this coverage to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

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

     We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount which is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim, and the State of New Jersey's claim, for an amount which is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from third parties. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

1. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 15, 2001, and the Commission file number assigned to the registration statement is 333-54428.

2.   The offering commenced as of March 16, 2001.

3.   The offering did not terminate before any securities were sold.

4.(i) As of the date of the filing of this report, the offering has terminated and 1,552,500 of the securities registered were sold.

  (ii) The names of the managing underwriters are Robert W. Baird & Co. Incorporated and ING Barings LLC.

  (iii) Our common stock, par value $0.01 per share, was the class of securities registered.

  (iv) We registered 1,552,500 shares of our common stock (which included 202,500 shares solely to cover over-allotments), having an aggregate price of the offering amount registered of $20.6 million. As of the date of the filing of this report 1,552,500 of the total shares registered have been sold at an aggregate offering price of $20.6 million.

  (v) From March 15, 2001 to the filing of this Report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled $1.9 million, which consisted of direct payments of $1.3 million in underwriters discount, fees and commissions and $0.6 million in other issuance and distribution expenses (reasonable estimate). No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, except to Goodwin Procter LLP, Boston Massachusetts. David F. Dietz, a Director and Officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

  (vi) Our net offering proceeds after deducting our total expenses were $18.7 million.

  (vii) Subsequent to receipt of the net proceeds, we used $2.0 million to reduce the balance owed on our unsecured revolving credit facility to zero. The remaining proceeds have been invested in short-term investments and are included in cash and cash equivalents as of March 31, 2001. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

  (viii) The uses of proceeds described do not represent a material change in the use of proceeds described in our registration statement.

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

  10.10 Lease Agreement, dated as of February 14, 1999, between BY-PASS 85 Associates, LLC and Hoke Inc. is incorporated herein by reference to
        Exhibit 10.10 to Amendment No. 1 to the Form 10.

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

    10.25 Executive Change of Control Agreement between CIRCOR, Inc. and Stephen J. Carriere dated August 8, 2000.

    10.26  Executive Change of Control Agreement between CIRCOR, Inc. and Alan
           J. Glass dated August 8, 2000.

   *10.27 Form of Indemnification Agreement between CIRCOR and each of its executive officers.

    21 Subsidiaries of Registrant: A list of Subsidiaries of the Company is incorporated by reference to Exhibit 21 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001.

(*) Filed herewith

(B) REPORTS ON FORM 8-K
    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CIRCOR INTERNATIONAL, INC.



Date:  May 15, 2001                /S/ DAVID A. BLOSS, SR.
                                   -----------------------
                                       David A. Bloss, Sr.
                                       Chairman, President and Chief Executive
                                       Officer
                                       Principal Executive Officer


Date:  May 15, 2001                /S/ KENNETH W. SMITH
                                   --------------------
                                       Kenneth W. Smith
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       Principal Financial Officer


Date:  May 15, 2001                /S/ STEPHEN J. CARRIERE
                                   -----------------------
                                       Stephen J. Carriere
                                       Vice President, Corporate Controller
                                       and Assistant Treasurer
                                       Principal Accounting Officer