Form 10-Q
period 2001-06-30
CIRCOR INTERNATIONAL INC
filed 2001-08-13
CIK 1091883

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ------------------------
                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO __________________

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

     As of July 31, 2001, there were 14,816,651 shares of our common stock, par value $0.01, outstanding.

================================================================================

                          CIRCOR INTERNATIONAL, INC.


                               TABLE OF CONTENTS
                               -----------------



                                                                                                             PAGE
                                                                                                     ---------------------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
               December 31, 2000                                                                              3

               Consolidated Statements of Operations for the three months and
               six months ended June 30, 2001 (Unaudited) and 2000 (Unaudited)                                4

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 (Unaudited) and 2000 (Unaudited)                                           5

               Notes to Consolidated Financial Statements                                                  6-10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                        10-16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 16-17

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                          17-18

     Item 2.   Changes in Securities and Use of Proceeds                                                     18

     Item 4.   Submission of Matters to a Vote of Security Holders                                           19

     Item 6.   Exhibits and Reports on Form 8-K                                                              19

     Signatures                                                                                              20

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CIRCOR INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                    2001              2000
                                                                                  --------         -----------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents............................................        $ 25,660           $  8,192
     Trade accounts receivable, less allowance for doubtful accounts of
       $3,523 and $2,831, respectively....................................          60,605             58,457
     Inventories..........................................................         113,150            111,258
     Prepaid expenses and other current assets............................           6,246              6,192
     Deferred income taxes................................................           6,057              6,141
                                                                                  --------           --------
        Total Current Assets..............................................         211,718            190,240
PROPERTY, PLANT AND EQUIPMENT, NET........................................          66,011             64,794
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $15,570 and
      $14,303, respectively...............................................          92,707             87,741
    Other assets..........................................................           4,061              4,287
                                                                                  --------           --------
TOTAL ASSETS..............................................................        $374,497           $347,062
                                                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable......................................................        $ 26,027           $ 30,767
    Accrued expenses and other current liabilities........................          14,843             14,096
    Accrued compensation and benefits.....................................           4,802              4,757
    Income taxes payable..................................................           1,400                  -
    Current portion of long-term debt.....................................           1,269                940
                                                                                  --------           --------
        Total Current Liabilities.........................................          48,341             50,560
LONG-TERM DEBT, NET OF CURRENT PORTION....................................          94,349             90,593
DEFERRED INCOME TAXES.....................................................           2,820              2,873
OTHER NONCURRENT LIABILITIES..............................................           9,186              7,490
MINORITY INTEREST.........................................................           5,069              4,365
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; no
      shares issued and outstanding.......................................               -                  -
    Common stock, $0.01 par value; 29,000,000 shares authorized;
      14,816,651 and 13,262,891 issued and outstanding at June 30, 2001
      and December 31, 2000, respectively.................................             148                133
    Additional paid-in capital............................................         199,960            181,184
    Retained earnings.....................................................          18,937             12,451
    Accumulated other comprehensive loss..................................          (4,313)            (2,587)
                                                                                  --------           --------
        Total Shareholders' Equity........................................         214,732            191,181
                                                                                  --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................        $374,497           $347,062
                                                                                  ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------          ---------------------------
                                                                 2001                2000             2001               2000
                                                               --------           --------          --------           --------
Net revenues................................................    $83,390            $80,269          $171,336           $162,574
Cost of revenues............................................     57,240             56,629           119,115            112,715
                                                               --------           --------          --------           --------
   GROSS PROFIT.............................................     26,150             23,640            52,221             49,859

Selling, general and administrative expenses................     17,764             16,537            35,528             34,055
Special charges.............................................          -                530                 -                703
                                                               --------           --------          --------           --------
   OPERATING INCOME.........................................      8,386              6,573            16,693             15,101
                                                               --------           --------          --------           --------
Other (income) expense:
 Interest income............................................       (257)              (105)             (344)              (206)
 Interest expense...........................................      1,901              2,479             3,957              5,205
 Other, net.................................................        360                 86               493                589
                                                               --------           --------          --------           --------
                                                                  2,004              2,460             4,106              5,588
                                                               --------           --------          --------           --------
INCOME BEFORE INCOME TAXES..................................      6,382              4,113            12,587              9,513
Provision for income taxes..................................      2,553              1,687             5,035              3,901
                                                               --------           --------          --------           --------
     NET INCOME.............................................    $ 3,829            $ 2,426          $  7,552           $  5,612
                                                               ========           ========          ========           ========

Earnings per common share:
 Basic......................................................      $0.26              $0.18             $0.53              $0.42
 Diluted....................................................      $0.25              $0.18             $0.52              $0.42
Weighted average number of common shares outstanding:
 Basic......................................................     14,816             13,237            14,124             13,237
 Diluted....................................................     15,498             13,415            14,663             13,449

  The accompanying notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                      2001                2000
                                                                                  --------            --------

OPERATING ACTIVITIES
Net income.............................................................           $  7,552            $  5,612
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation..........................................................              4,791               5,377
 Amortization..........................................................              1,434               1,346
 Gain on disposal of property, plant and equipment.....................                (33)                (19)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
   Trade accounts receivable...........................................               (948)              1,669
   Inventories.........................................................               (452)             (1,357)
   Prepaid expenses and other assets...................................                185               1,912
   Accounts payable, accrued expenses and other liabilities............             (1,705)              3,356
                                                                                  --------            --------
 Net cash provided by operating activities.............................             10,824              17,896
                                                                                  --------            --------
INVESTING ACTIVITIES
Additions to property, plant and equipment.............................             (2,195)             (1,756)
Disposal of property, plant and equipment..............................                 46                  33
Increase in other assets...............................................                  -                 (75)
Business acquisitions, net of cash acquired............................             (9,302)                  -
                                                                                  --------            --------
 Net cash used in investing activities.................................            (11,451)             (1,798)
                                                                                  --------            --------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................................             15,223              10,501
Payments of long-term debt.............................................            (14,828)            (23,911)
Proceeds from the issuance of stock, net of issuance costs.............             18,698                   -
Proceeds from the exercise of stock options............................                 12                   -
Dividends paid.........................................................             (1,057)               (498)
                                                                                  --------            --------
 Net cash provided by (used in) financing activities...................             18,048             (13,908)
                                                                                  --------            --------
Effect of exchange rate changes on cash and cash equivalents...........                 47                (182)
                                                                                  --------            --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................             17,468               2,008
Cash and cash equivalents at beginning of year.........................              8,192               5,153
                                                                                  --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................           $ 25,660            $  7,161
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

                           CIRCOR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly CIRCOR International, Inc.'s consolidated balance sheets as of June 30, 2001 and 2000, and our consolidated statements of operations and consolidated statements of cash flows for the three months and six months ended June 30, 2001 and 2000.

     The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2000 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our Annual Report for the year ended December 31, 2000.

     Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2)  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted Statement 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows. See note 7, Derivative Instruments and Hedging Activities for further details.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     We were required to adopt the provisions of Statement 141 immediately and will adopt Statement 142 effective January 1, 2002. None of our prior business combinations, initiated prior to July 1, 2001, were accounted for using the pooling-of-interests method. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     As of the date of adoption, we expect to have unamortized goodwill of $92.0 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statement 141 and 142. We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.5 million and $1.3 million for the year ended December 31, 2000 and for the six months ended June 30, 2001, respectively. Due to the extensive effort need to comply with adopting Statement 141 and Statement 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(3)  INVENTORIES

Inventories consist of the following  (In thousands):                          JUNE 30, 2001          DECEMBER 31, 2000
                                                                          ------------------------  ----------------------
                                                                                (UNAUDITED)

Raw materials...........................................................                 $ 45,701                 $ 41,233
Work in process.........................................................                   30,856                   31,804
Finished goods..........................................................                   36,593                   38,221
                                                                                         --------                 --------
                                                                                         $113,150                 $111,258
                                                                                         ========                 ========

(4)  SEGMENT INFORMATION

     The following table presents certain operating segment information (Unaudited, in thousands):


                                                       INSTRUMENTATION
                                                       & THERMAL FLUID                            CORPORATE       CONSOLIDATED
                                                           CONTROLS         PETROCHEMICAL        ADJUSTMENTS          TOTAL
                                                      ------------------  ------------------  -----------------  ---------------
THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
Net Revenues........................................             $45,045             $38,345           $     -           $83,390
Operating income (loss).............................               7,515               2,905            (2,034)            8,386

THREE MONTHS ENDED JUNE 30, 2000
--------------------------------
Net Revenues........................................             $44,635             $35,634           $     -           $80,269
Operating income (loss).............................               7,479                 814            (1,720)            6,573


                                                       INSTRUMENTATION
                                                       & THERMAL FLUID                            CORPORATE       CONSOLIDATED
                                                           CONTROLS         PETROCHEMICAL        ADJUSTMENTS          TOTAL
                                                      ------------------  ------------------  -----------------  ---------------
SIX MONTHS ENDED JUNE 30, 2001
------------------------------
Net Revenues........................................             $91,354             $79,982           $     -          $171,336
Operating income (loss).............................              15,258               5,304            (3,869)           16,693


SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Net Revenues........................................             $89,148             $73,426           $     -          $162,574
Operating income (loss).............................              14,322               4,205            (3,426)           15,101

     The operating segments above are presented on a basis consistent with the presentation in our consolidated financial statements for the period ended December 31, 2000. In 2001, the name Instrumentation and Fluid Regulation was changed to Instrumentation and Thermal Fluid Controls. We believe that the name change better reflects the products and markets we serve. Amounts included in identifiable assets, as of June 30, 2001, did not change significantly from those amounts reported in note 14, Segment Information, included in our Annual Report on Form 10-K for the year ended December 31, 2000.

(5)  SPECIAL CHARGES

     During the three months and six months ended June 30, 2000, we incurred special charges of $0.5 million and $0.7 million, respectively. All of these charges were incurred in connection with the closure, consolidation and reorganization of manufacturing plants in the Instrumentation and Thermal Fluid Controls segment, except for $0.1 million that was recognized in the Petrochemical segment, all in the second quarter. There were no special charges incurred during the three months or six months ended June 30, 2001. The portion of the accrued severance costs to be paid subsequent to June 30, 2001 is less than $0.1 million.

(6) EARNINGS PER COMMON SHARE (Unaudited, in thousands, except per share amounts)


                                                                                      NET                       PER SHARE
                                                                                     INCOME        SHARES        AMOUNT
                                                                                  ------------  ------------  -------------
THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
Basic EPS.......................................................................        $3,829        14,816        $ 0.26
Dilutive securities, principally common stock options...........................             -           682         (0.01)
                                                                                        ------        ------        ------
Diluted EPS.....................................................................        $3,829        15,498        $ 0.25
                                                                                        ======        ======        ======

                                                                                      NET                       PER SHARE
                                                                                     INCOME        SHARES        AMOUNT
                                                                                  ------------  ------------  -------------
Six Months Ended June 30, 2001
--------------------------------------------------------------------------------
Basic EPS.......................................................................        $7,552        14,124        $ 0.53
Dilutive securities, principally common stock options...........................             -           539         (0.01)
                                                                                        ------        ------        ------
Diluted EPS.....................................................................        $7,552        14,663        $ 0.52
                                                                                        ======        ======        ======

     All options outstanding are included in the computation of earnings per share for the three and six-month periods ended June 30, 2001 because their exercise price was less than the average market price of the common shares during the period.

                                                                                      NET                       PER SHARE
                                                                                     INCOME        SHARES        AMOUNT
                                                                                  ------------  ------------  -------------
THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
Basic EPS.......................................................................        $2,426        13,237         $0.18
Dilutive securities, principally common stock options...........................             -           178             -
                                                                                        ------        ------         -----
Diluted EPS.....................................................................        $2,426        13,415         $0.18
                                                                                        ======        ======         =====

                                                                                      NET                       PER SHARE
                                                                                     INCOME        SHARES        AMOUNT
                                                                                  ------------  ------------  -------------
SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
Basic EPS.......................................................................        $5,612        13,237         $0.42
Dilutive securities, principally common stock options...........................             -           212             -
                                                                                        ------        ------         -----
Diluted EPS.....................................................................        $5,612        13,449         $0.42
                                                                                        ======        ======         =====

     Options to purchase 371,074 shares of our common stock at prices ranging from $11.45 to $13.94 were outstanding during the three months ended June 30, 2000. Options to purchase 214,649 shares of our common stock at prices ranging from $12.98 to $13.94 were outstanding during the six month months ended June 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common stock during the period.

(7)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     As of January 1, 2001, we adopted Statement of Financial Accounting Standards ("Statement") No. 133. "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137 and Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

     In the normal course of our business, we manage risk associated with foreign exchange rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. As a matter of policy, we ordinarily do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the underlying hedged items. We do not use derivative instruments for speculative trading purposes.

ACCOUNTING POLICIES

     Using qualifying criteria defined in Statement No. 133, derivative instruments are designed and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled, however, hedge accounting would be discontinued prospectively. If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

FOREIGN CURRENCY RISK

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the six months ended June 30, 2001.
Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations.
We recorded a net loss of $0.2 million for the three months ended June 30, 2001 and $0.3 million for the six months ended June 30, 2001. As of June 30, 2001, we had forward contracts to buy foreign currencies with fair values of $0.7 million. These contracts mature on various dates between July 2001 and October 2001.

(8)  COMPREHENSIVE INCOME

     Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three months ended June 30, 2001 and 2000 was as follows

     (Unaudited, in thousands):

                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------            -------------------------
                                                                  2001               2000                2001             2000
                                                                ------             ------             -------          -------
Net income.........................................             $3,829             $2,426             $ 7,552          $ 5,612
Foreign currency translation adjustments...........                112               (418)             (1,726)          (1,098)
                                                                ------             ------             -------          -------
   Total comprehensive income......................             $3,941             $2,008             $ 5,826          $ 4,514
                                                                ======             ======             =======          =======

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

ENVIRONMENTAL REMEDIATION

     We have been named a potentially responsible party with respect to identified contaminated sites. The level of contamination varies significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Our accrued estimated environmental liabilities are based on assumptions, which are subject to a number of factors and uncertainties. Circumstances which can affect the reliability and precision of these estimates include identification of additional sites, changes in environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. We estimate that accrued environmental remediation liabilities will likely be paid over the next five to ten years. Such environmental remediation contingencies are not expected to have a material effect on our financial position, results of operation, or liquidity.
                                       9

(10) BUSINESS ACQUISITIONS

     On June 25, 2001 and June 29, 2001, respectively, we acquired Regeltechnik Kornwestheim GmbH and affiliate ("RTK"), a German closed corporation, and Societe Alsacienne Regulaves Thermiques von Rohr, S.A. ("SART"), a French limited liability company. Both businesses manufacture and sell control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. The aggregate purchase price for these acquisitions was $12.8 million, including the assumption of debt. The goodwill that resulted from these acquisitions is being amortized on a straight-line basis over a 40-year period, until January 1, 2002, at which time Statement 142 will be adopted.

     These acquisitions have been accounted for under the purchase method and the balance sheets for the acquired businesses have been included in the June 30, 2001 consolidated balance sheet. The results of operations for RTK and SART from the dates of the acquisitions to the period ended June 30, 2001 are not material and have not been included in the consolidated statement of operations. Had these acquisitions occurred at the beginning of the prior year, the effect on consolidated operating results would not have been material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, and our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy. We advise you to read further about these and other risk factors set forth under the caption "Certain Risk Factors That May Affect Future Results" in our Annual Report on Form 10-K filed for the year ended December 31, 2000. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

     The following tables set forth the results of operations, percentage of net revenue and the period to period percentage change in certain financial data for the three months ended June 30, 2001 and 2000:

                                                             THREE MONTHS ENDED JUNE 30,
                                                           --------------------------------
                                                                 2001             2000         % CHANGE
                                                           ----------------  --------------    --------
                                                               (DOLLARS IN THOUSANDS)
   Net revenues..........................................  $83,390  100.0%  $80,269  100.0%       3.9%
   Cost of revenues......................................   57,240   68.6    56,629   70.5        1.1
                                                           -------  -----   -------  -----
     Gross profit........................................   26,150   31.4    23,640   29.5       10.6
   Selling, general and administrative expenses..........   17,764   21.3    16,537   20.6        7.4
   Special charges.......................................        -      -       530    0.7        n/a
                                                           -------  -----   -------  -----
     Operating income....................................    8,386   10.1     6,573    8.2       27.6
   Other expense:........................................
     Interest expense, net...............................    1,644    2.0     2,374    3.0      (30.7)
     Other expense, net..................................      360    0.4        86    0.1      318.6
                                                           -------  -----   -------  -----
   Income before income taxes............................    6,382    7.7     4,113    5.1       55.2
   Provision for income taxes............................    2,553    3.1     1,687    2.1       51.3
                                                           -------  -----   -------  -----
      Net Income.........................................  $ 3,829    4.6%  $ 2,426    3.0%      57.8%
                                                           =======  =====   =======  =====

     Net revenues for the three months ended June 30, 2001 increased by $3.1 million, or 3.9%, to $83.4 million compared to $80.3 million for the three months ended June 30, 2000. The increase in net revenues for the three months ended June 30, 2001 was attributable to the following:

                                                             TOTAL                              FOREIGN
SEGMENT                                     2001     2000    CHANGE  ACQUISITIONS  OPERATIONS  EXCHANGE
----------------------------------------- -------- --------  ------  ------------  ----------  --------
                                                                  (IN THOUSANDS)
Instrumentation & Thermal Fluid Controls.  $45,045  $44,635  $  410       $323       $  514    $  (427)
Petrochemical............................   38,345   35,634   2,711          -        3,632       (921)
                                           -------  -------  ------       ----       ------    -------
Total....................................  $83,390  $80,269  $3,121       $323       $4,146    $(1,348)
                                           =======  =======  ======       ====       ======    =======

     The Instrumentation and Thermal Fluid Controls segment accounted for 54.0% of net revenues for the three months ended June 30, 2001 compared to 55.6% for the three months ended June 30, 2000. The Petrochemical segment accounted for 46.0% of net revenues for the three months ended June 30, 2001 compared to 44.4% for the three months ended June 30, 2000.

     Instrumentation and Thermal Fluid Controls revenues increased $0.4 million, or 0.9%. Revenue increases were due to: a $1.1 million increase from the thermal fluid control markets resulting from higher year-to-year demand; $0.4 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000; and a $1.1 million increase in instrumentation revenue from the European aerospace, power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by: a $1.8 million decrease from world-wide demand for instrumentation products for the chemical processing, semi-conductor manufacturing and general industrial markets; and a $0.4 million reduction resulting from changes in exchange rates affecting our European business units. The net $2.7 million increase in Petrochemical revenues, or 7.6%, was the result of: $2.4 million in higher North American revenues related to increased customer spending on maintenance and repair and small capital projects in both the oil and gas markets; a $0.7 million increase in revenues from our Italian based operation due to higher shipments of products for large oil and gas construction projects; a $0.5 million increase in revenues from Suzhou KF Valve Company, our Chinese joint venture; and partially offset by a $0.9 million decrease resulting from changes in exchange rates which affected our Canadian and Italian-based operations.

     Gross profit increased approximately $2.5 million, or 10.6%, to $26.2 million for the three months ended June 30, 2001 compared to $23.6 million for the three months ended June 30, 2000. Gross margin increased to 31.4% for the three months ended June 30, 2001 compared to 29.5% for the three months ended June 30, 2000. Gross profit from the Instrumentation and Thermal Fluid Controls segment decreased $0.1 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as a net result of: an increase of $0.1 million from the Rockwood Swendeman acquisition; a decrease of $0.1 million from lower gross profit from operations; and unfavorable net foreign exchange rate changes of $0.1 million. Instrumentation and Thermal Fluid Controls gross profits were negatively affected by the slowdown in the general industrial market. Despite spending cuts instituted during the quarter, unabsorbed manufacturing costs decreased the gross profit and gross margin for this segment. Gross profit for the Petrochemical segment increased $2.6 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Gross profit increases of $2.8 million were primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide petrochemical market; selective price increases; and improved margins in our Italian and Chinese based manufacturing operations. During the quarter ended June 30, 2000, both the gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in the key North American plant. The quarter ended June 30, 2001 represents the third sequential quarter with improvement in the results of operations from the North American manufacturing plant. Unfavorable exchange rates reduced gross profit by $0.2 million for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000.

     Selling, general and administrative expenses increased approximately $1.2 million, or 7.4%, to $17.8 million for the three months ended June 30, 2001 compared with $16.5 million for the three months ended June 30, 2000. Operating expenses for the Instrumentation and Thermal Fluid Controls segment increased by $0.2 million as a result of: increased accounts receivable reserves for certain customers, additional current year spending related to Rockwood Swendeman; partially offset by operational expense reductions. The Petrochemical segment operating expenses increased $0.7 million for the three months ended June 30, 2001 compared the three months ended June 30, 2000. Increased corporate spending of $0.3 million for the three months ended June 30, 2001 reflected a fully staffed unit, higher employee relocation and variable stock-based compensation expenses as compared to the three months ended June 30, 2000. Worldwide operating expenses decreased $0.2 million as a result of changes in foreign currency exchange rates.

     During the three months ended June 30, 2000, special charges of $0.4 million were incurred in the Instrumentation and Thermal Fluid Controls segment and $0.1 million in the Petrochemical segment. These special charges were associated with the closure, consolidation and reorganization of certain U.S. manufacturing operations and were expensed in the period as incurred. There were no special charges incurred during the three months ended June 30, 2001.

     The change in operating income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was as follows:

                                                               TOTAL                                FOREIGN
SEGMENT                                     2001      2000     CHANGE   ACQUISITIONS   OPERATIONS   EXCHANGE
----------------------------------------- --------  --------   ------   ------------   ----------   --------
                                                                    (IN THOUSANDS)
Instrumentation & Thermal Fluid Controls.  $ 7,515   $ 7,479   $   36      $86          $  (27)       $(23)
Petrochemical............................    2,905       814    2,091        -           2,125         (34)
Corporate................................   (2,034)   (1,720)    (314)       -            (314)          -
                                           -------   -------   ------      ---          ------        ----
Total....................................  $ 8,386   $ 6,573   $1,813      $86          $1,784        $(57)
                                           =======   =======   ======      ===          ======        ====

     Operating income increased $1.8 million to $8.4 million for the three months ended June 30, 2001 compared to $6.6 million for the three months ended June 30, 2000. Operating income in the Instrumentation and Thermal Fluid Controls segment remained essentially unchanged despite slightly lower gross profits and increased operating expense that are offset by the absence of special charges in the current year. The increase in operating income in the Petrochemical segment was primarily due to: higher current year sales volume, additional gross profits based on volume and selective price increases, manufacturing process improvements and efficiencies, partially offset by higher operating expense levels.

     Net interest expense decreased approximately $0.7 million to $1.6 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. The decrease during the three months ended June 30, 2001 as compared with the three months ended June 30, 2000 was due to: the lower average debt balances outstanding, lower average interest rates on variable rate debt and an increase in current year interest income on invested balances. Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit debt balance to zero as of December 31, 2000. Proceeds from our equity offering in March 2001 have been used to generate interest income and to fund our June 2001 acquisitions.

     Other expense increased $0.3 million to $0.4 million for the three months ended June 30, 2001, compared to $0.1 million for the three months ended June 30, 2000, as a result of lower net losses from hedge contracts and foreign currency exchange rate changes.

     The effective tax rate decreased to 40.0% for the three months ended June 30, 2001 compared to 41.0% for the three months ended June 30, 2000 due to the implementation of various U.S. tax strategies in the second half of 2000.

     Net income increased $1.4 million to $3.8 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. Improved operating results within the Petrochemical segment and reduced net interest expense were the primary reasons for this change.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

     The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended June 30, 2001 and 2000:

                                                               SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------
                                                                2001              2000
                                                           --------------      --------------
                                                                (DOLLARS IN THOUSANDS)         % CHANGE
                                                                                               --------
   Net revenues..........................................  $171,336  100.0%  $162,574  100.0%       5.4%
   Cost of revenues......................................   119,115   69.5    112,715   69.3        5.7
                                                           --------  -----   --------  -----
     Gross profit........................................    52,221   30.5     49,859   30.7        4.7
   Selling, general and administrative expenses..........    35,528   20.8     34,055   21.0        4.3
   Special charges.......................................         -      -        703    0.4        n/a
                                                           --------  -----   --------  -----
     Operating income....................................    16,693    9.7     15,101    9.3       10.5
   Other expense:........................................
     Interest expense, net...............................     3,613    2.1      4,999    3.1      (27.7)
     Other expense, net..................................       493    0.3        589    0.3      (16.3)
                                                           --------  -----   --------  -----
   Income before income taxes............................    12,587    7.3      9,513    5.9       32.3
   Provision for income taxes............................     5,035    2.9      3,901    2.4       29.1
                                                           --------  -----   --------  -----
      Net Income.........................................  $  7,552    4.4%  $  5,612    3.5%      34.6%
                                                           ========  =====   ========  =====

     Net revenues for the six months ended June 30, 2001 increased by approximately $8.8 million, or 5.4%, to $171.3 million compared to $162.6 million for the six months ended June 30, 2000. The increase in net revenues for the six months ended June 30, 2001 was attributable to the following:

                                                               TOTAL                              FOREIGN
SEGMENT                                      2001      2000    CHANGE  ACQUISITIONS  OPERATIONS  EXCHANGE
-----------------------------------------  --------  --------  ------  ------------  ----------  --------
                                                                   (IN THOUSANDS)

Instrumentation & Thermal Fluid Controls.  $ 91,354  $ 89,148  $2,206      $670       $ 2,561     $(1,025)
Petrochemical............................    79,982    73,426   6,556        -          8,653      (2,097)
                                           --------  --------  ------      ----       -------     -------
Total....................................  $171,336  $162,574  $8,762      $670       $11,214     $(3,122)
                                           ========  ========  ======      ====       =======     =======

     The Instrumentation and Thermal Fluid Controls segment accounted for 53.3% of net revenues for the six months ended June 30, 2001 compared to 54.8% for the six months ended June 30, 2000. The Petrochemical segment accounted for 46.7% of net revenues for the six months ended June 30, 2001 compared to 45.2% for the six months ended June 30, 2000.

     Instrumentation and Thermal Fluid Controls revenues increased $2.2 million, or 2.5% for the six months ended June 30, 2001. Revenue increases were due to: a $1.4 million increase in thermal fluid control markets resulting from higher year-to-year demand; $0.7 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000; and a $1.9 million increase in instrumentation revenues from the European aerospace, power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by: a $0.8 million decrease in world-wide demand for instrumentation products for the chemical processing, semi-conductor manufacturing and general industrial markets; and a $1.0 million reduction resulting from changes in exchange rates affecting our European business units. The net increase in Petrochemical revenues of $6.6 million, or 8.9%, was the result of $5.2 million in higher North American revenues related to increased customer spending on maintenance and repair and small capital projects; a $3.3 million increase in revenues from our Italian based operation due to an increase in the number of large oil and gas construction projects; a $0.2 million increase in revenue from Suzhou KF Valve Company, our Chinese joint venture; and were partially offset by a $2.1 million decrease in revenues resulting from changes in exchange rates which affected our Canadian and Italian based operations.

     Gross profit increased approximately $2.4 million, or 4.7%, to $52.2 million for the six months ended June 30, 2001 compared to $49.9 million for the six months ended June 30, 2000. Gross margin declined to 30.5% for the six months ended June 30, 2001 compared to 30.7% for the six months ended June 30, 2000. Gross profit from the Instrumentation and Thermal Fluid Controls segment increased $0.8 million as a result of: $0.3 million from the Rockwood Swendeman acquisition; an increase of $0.7 million from operations; and was partially offset by a decrease of $0.2 million due to changes in foreign exchange rates. Gross profit for the Petrochemical segment increased $1.6 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Gross profit increased $2.0 million primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide petrochemical market; and improved margins in our Chinese based manufacturing operation. During the six months ended June 30, 2000, both the gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in one of our key North American plants. The six months ended June 30, 2001 includes two of the last three sequential quarters of improvement in the results of operations for this North American manufacturing plant. Gross profits for the six months ended June 30, 2001 for our Italian based operation were comparable to those in the six months ended June 30, 2000 despite the reduced margin contracts shipped and recognized in the first quarter of the current year. This plant's first quarter competitive pricing strategy, for certain large oil and gas projects, enabled us to demonstrate our engineering and manufacturing capabilities on the largest size ball valves and qualified us for follow-on application orders. Unfavorable exchange rates reduced Petrochemical gross profits by $0.4 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

     Selling, general and administrative expenses increased approximately $1.5 million, or 4.3%, to $35.5 million for the six months ended June 30, 2001 compared with $34.1 million for the six months ended June 30, 2000. The Instrumentation and Thermal Fluid Controls segment incurred increases in operating expenses by $0.4 million. The Petrochemical segment operating expenses increased $0.9 million due to of increased sales. Increased corporate spending of $0.4 million for the six months ended June 30, 2001 reflected a fully staffed headquarters unit and higher employee relocation and variable stock-based compensation expenses as compared to the six months ended June 30, 2000.

     During the six months ended June 30, 2000, special charges of $0.6 million were incurred in the Instrumentation and Thermal Fluid Controls segment and $0.1 million in the Petrochemical segment. These special charges were associated with the closure, consolidation and reorganization of certain U.S. manufacturing operations and were expensed in the period as incurred. There were no special charges incurred during the six months ended June 30, 2001.

     The change in operating income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was as follows:

                                                                TOTAL                                FOREIGN
SEGMENT                                      2001      2000     CHANGE   ACQUISITIONS   OPERATIONS   EXCHANGE
-----------------------------------------  --------  --------   ------   ------------   ----------   --------
                                                                    (IN THOUSANDS)
Instrumentation & Thermal Fluid Controls.  $15,258   $14,322   $  936       $159          $  823      $ (46)
Petrochemical............................    5,304     4,205    1,099          -           1,196        (97)
Corporate................................   (3,869)   (3,426)    (443)         -            (443)         -
                                           -------   -------   ------       ----          ------      -----
Total....................................  $16,693   $15,101   $1,592       $159          $1,576      $(143)
                                           =======   =======   ======       ====          ======      =====

     Operating income increased approximately $1.6 million to $16.7 million for the six months ended June 30, 2001 compared to $15.1 million for the six months ended June 30, 2000. The increase in operating income in the Instrumentation and Thermal Fluid Controls segment was primarily attributable to improved manufacturing and administrative operating efficiencies and the absence of special charges in the current year. The increase in operating income in the Petrochemical segment was primarily due to: net cumulative manufacturing process improvements and efficiencies; higher current year sales volume, additional gross profits based on volume and selective price increases; partially offset by higher operating expense levels.

     Net interest expense decreased $1.4 million to $3.6 million for the six months ended June 30, 2001 compared to $5.0 million for the three months ended June 30, 2000. The decrease during the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 was due to: the lower average debt balances outstanding, lower average interest rates on variable rate debt and an increase in current year interest income on invested balances. Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit balance to zero as of December 31, 2000. Proceeds from our equity offering in March 2001 have generated interest income from invested balances and funded our June 2001 acquisitions.

     Other expense decreased $0.1 million to $0.5 million for the six months ended June 30, 2001, compared to $0.6 million for the six months ended June 30, 2000. This reduction is primarily the result of reductions in losses from foreign currency exchange rate changes.

     The effective tax rate decreased to 40.0% for the six months ended June 30, 2001 compared to 41.0% for the six months ended June 30, 2000 due to the implementation of various U.S. tax strategies in the second half of 2000.

     Net income increased approximately $1.9 million to $7.6 million for the six months ended June 30, 2001 compared to

$5.6 million for the six months ended June 30, 2000. Improved operating results within both of our operating segments, reduced interest expense and lower foreign currency losses were the primary reasons for this change.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001, we generated a net increase in cash of $17.5 million. We received $18.7 million as a result of the secondary public equity offering that we completed during March 2001 and a net $0.4 million from short-term international credit facilities. Operating activities generated $10.8 million of cash. We used: $11.5 million for investing activities, which included the purchase of RTK and SART for $8.9 million, net of acquired cash balances, acquisition earn-out payments of $0.4 million and $2.2 million to purchase capital equipment. Both of the acquired companies manufacture and sell control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage, and pharmaceutical markets. Additionally, we used $1.1 million to fund cash dividends paid to shareholders. Capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to further improve our manufacturing operations. Our capital expenditure spending for the year ending December 31, 2001 is expected to be $6.0 million.

     As of June 30, 2001, we had no balances outstanding under our $75.0 million unsecured revolving credit facility. As of June 30, 2001, we had $75.0 million available from this revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

     On March 16, 2001, we completed a secondary equity offering in which we sold 1,552,500 shares of our common stock at $13.25 per share. We received net cash proceeds of $18.7 million, after deducting underwriters' fees and other estimated issuance and distribution expenses. Upon the closing of the equity offering, we immediately used $2.0 million to reduce the balance on our unsecured, revolving credit facility to zero. During June 2001, we used $9.7 million to acquire RTK and SART, which on a combined basis included $0.8 million of cash and cash equivalents on their balance sheets. We intend to use the remainder of the proceeds to acquire complimentary businesses or products.
Until such acquisitions require our capital, we may use a portion of the net proceeds for general corporate purposes, including working capital.

     The ratio of current assets to current liabilities at June 30, 2001 was 4.4:1 compared to 3.8:1 as of December 31, 2000. Cash and cash equivalents were $25.7 million as of June 30, 2001 compared to $8.2 million as of December 31, 2000. Net debt (including cash) as a percentage of total capital employed was 24.6% as of June 30, 2001 compared to 29.5% as of December 31, 2000. As of June 30, 2001, we were in compliance with all covenants related to existing debt obligations.

     We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements and anticipated capital expenditures for at least the next 24 months.

     From time-to-time, we are involved with product liability, environmental proceedings and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures in the three months ended June 30, 2001 in connection with any of these matters. See
Part II, Item 1, Legal Proceedings.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. On January 1, 2001, we adopted Statement 133, as amended by Statement No. 137 and Statement No. 138. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     We were required to adopt the provisions of Statement 141 immediately and will adopt Statement 142 effective January 1, 2002. None of our business combinations initiated prior to July 1, 2001, were accounted for using the pooling-of-interests method. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Furthermore, any goodwill and any intangible asset acquired in a purchase business combination completed after June 30, 2001, that are determined to have an indefinite useful life, will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

     Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill, and equity-method goodwill, is impaired as of the date of adoption. To accomplish this we must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of its assets and liabilities to its carrying amount, in a manner similar to a purchase price allocation in accordance with Statement 141, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     As of the date of adoption, we expect to have unamortized goodwill of $92.0 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statements 141 and 142.
We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.5 million and $1.3 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Due to the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase, and we benefit from increased demand for valve products. However, oil and gas price increases may be considered temporary in nature, or not driven by customer demand and, therefore, may result in longer lead times for obtaining petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand, which also could have a material adverse effect on our business, financial condition or results of operations. Although not typically cyclical in nature, the strength of our other product markets may also vary based upon overall economic conditions.

INTEREST RATE RISK

     At June 30, 2001, our primary interest rate risk relates to borrowings under our revolving credit facility. The interest rate on our revolving credit facility fluctuates with changes in short-term borrowing rates. There were no outstanding borrowings under our revolving credit facility as of June 30, 2001. Based upon the expected levels of borrowings under our credit facility in 2001, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

CURRENCY EXCHANGE RISK

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies.

To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the six months ended June 30, 2001. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statement of operations. As of June 30, 2001, we had forward contracts to buy foreign currencies with a fair value of $0.7 million. These contracts mature on various dates between July 2001 and October 2001.

     The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

COMMODITY PRICE RISK

     The primary raw materials used in our products process are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations, which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production process.


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

     Leslie Controls, Inc. ("Leslie") and Spence Engineering Company, Inc. ("Spence"), both subsidiaries of CIRCOR, are third-party defendants in over 300 civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. The ship owner defendants' third-party claims in the Leslie and Spence cases typically involve 20-30 third-party defendants. The claims against Leslie and Spence assert that the packing in metal pumps and the gaskets in metal valves supplied by Leslie and Spence contained asbestos that contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

     More recently, Spence was named as one of approximately 60 defendants in 86 civil product liability actions filed in the 5th Judicial District (Onendaga County) New York. These actions have been brought by a single law firm on behalf of past and present employees of Revere Copper Products (an upstate New York manufacturer) who claim to have been exposed to asbestos during the course of their employment at Revere Copper Products. We believe that the plaintiffs consider Spence to be a "de minimus" defendant in these actions. Although issuing a reservation of rights, Spence's insurers have agreed to assume responsibility for the defense of these actions.

     We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim, and the State of New Jersey's claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

     On July 12, 2000, we were notified that the United States Customs Service ("Customs") is conducting an investigation to determine whether our subsidiary KF Industries, Inc. ("KF"), is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances as to the outcome of this matter. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

     We have established reserves for those claims discussed above for which losses are probable and estimable and we do not currently believe it is reasonably likely that a range of loss could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

     The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 31, 2001, and the Commission File number assigned to the registration statement is 333-54428. As disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2001, we used $2.0 million of the net proceeds to reduce the balance owed on our unsecured revolving credit facility to zero. In June 2001, we utilized $9.7 million of these proceeds to purchase RTK and SART. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except to Goodwin Procter LLP, the Boston Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a Director and Officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. The remaining proceeds have been invested in overnight mutual fund investments and are included in cash and cash equivalents as of June 30, 2001. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on May 17, 2001. The proposals in front of the Stockholders and the results of voting on such proposals were as follows:

(b) Election of Directors: each of the following directors of the Company, were re-elected as a Class II directors for a three-year term expiring at the Annual Meeting held after conclusion of the 2003 fiscal year: The voting results were as follows:

                              VOTES FOR   VOTES WITHHELD
                              ----------  --------------
     Dewain K. Cross          13,117,150           5,772
     Daniel J. Murphy, III    13,116,769           6,153

(c) Ratification of Independent Auditors: The selection of KPMG LLP as the Company's independent auditors for fiscal year 2001 was ratified. Voting results were as follows:

             VOTES FOR              VOTES WITHHELD  VOTES ABSTAINED
----------------------------------  --------------  ---------------
             12,785,498                 337,144           280



ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K


(a)  EXHIBIT INDEX

Exhibit No.    Description and Location
-----------    ------------------------
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

(b)  REPORTS ON FORM 8-K

     The registrant filed no Current Reports on Form 8-K during the three-month period ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CIRCOR INTERNATIONAL, INC.



DATE:  AUGUST 13, 2001             /S/ DAVID A. BLOSS, SR.
                                   -----------------------
                                       David A. Bloss, Sr.
                                       CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                       OFFICER
                                       PRINCIPAL EXECUTIVE OFFICER


DATE:  AUGUST 13, 2001             /S/ KENNETH W. SMITH
                                   --------------------
                                       Kenneth W. Smith
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                       AND TREASURER
                                       PRINCIPAL FINANCIAL OFFICER


Date:  August 13, 2001             /S/ STEPHEN J. CARRIERE
                                   -----------------------
                                       Stephen J. Carriere
                                       VICE PRESIDENT, CORPORATE CONTROLLER
                                       AND ASSISTANT TREASURER
                                       PRINCIPAL ACCOUNTING OFFICER