Form 10-Q
period 2001-09-30
CIRCOR INTERNATIONAL INC
filed 2001-11-13
CIK 1091883

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______  TO ______

                         Commission File Number 1-14962

                          --------------------------

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     As of October 31, 2001, there were 14,858,690 shares of our common stock, par value $0.01, outstanding.

                           CIRCOR INTERNATIONAL, INC.


                               TABLE OF CONTENTS
                               -----------------


                                                                                                       Page
                                                                                                       ----
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
             December 31, 2000                                                                           3

             Consolidated Statements of Operations for the three months and
             nine months ended September 30, 2001 (Unaudited) and 2000 (Unaudited)                       4

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2001 (Unaudited) and 2000 (Unaudited)                                   5

             Notes to Consolidated Financial Statements                                               6-11

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     11-18

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              18-19

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                       19-20

   Item 2.   Changes in Securities and Use of Proceeds                                                  20

   Item 4.   Submission of Matters to a Vote of Security Holders                                        20

   Item 6.   Exhibits and Reports on Form 8-K                                                        20-21

   Signatures                                                                                           22

   Exhibit Index                                                                                        23

   Exhibit 10.28

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           CIRCOR INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                               September 30,       December 31,
                                                                                    2001               2000
                                                                                  --------           --------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.........................................           $ 44,397           $  8,192
     Trade accounts receivable, less allowance for doubtful accounts of
       $3,123 and $2,831, respectively.................................             57,599             58,457
     Inventories.......................................................            108,138            111,258
     Prepaid expenses and other current assets.........................              5,486              6,192
     Deferred income taxes.............................................              6,114              6,141
                                                                                  --------           --------
        Total Current Assets...........................................            221,734            190,240

PROPERTY, PLANT AND EQUIPMENT, NET.....................................             65,618             64,794
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $16,204 and
      $14,303, respectively............................................             92,163             87,741
    Other assets.......................................................              3,929              4,287
                                                                                  --------           --------
TOTAL ASSETS...........................................................           $383,444           $347,062
                                                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................           $ 23,593           $ 30,767
    Accrued expenses and other current liabilities.....................             16,352             14,096
    Accrued compensation and benefits..................................              5,612              4,757
    Income taxes payable...............................................              3,180                  -
    Current portion of long-term debt..................................              3,581                940
                                                                                  --------           --------
        Total Current Liabilities......................................             52,318             50,560

LONG-TERM DEBT, NET OF CURRENT PORTION.................................             94,275             90,593
DEFERRED INCOME TAXES..................................................              2,851              2,873
OTHER NONCURRENT LIABILITIES...........................................              9,779              7,490
MINORITY INTEREST......................................................              5,294              4,365
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; no
      shares issued and outstanding....................................                  -                  -
    Common stock, $0.01 par value; 29,000,000 shares authorized;
      14,858,690 and 13,262,891 issued and outstanding at September 30,
      2001 and December 31, 2000, respectively.........................                149                133
    Additional paid-in capital.........................................            200,340            181,184
    Retained earnings..................................................             21,893             12,451
    Accumulated other comprehensive loss...............................             (3,455)            (2,587)
                                                                                  --------           --------
        Total Shareholders' Equity.....................................            218,927            191,181
                                                                                  --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................           $383,444           $347,062
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

                           CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                              -----------------             -----------------------
                                                                 2001      2000               2001           2000
                                                              -------   -------             --------       --------
Net revenues................................................  $84,287   $75,988             $255,623       $238,562
Cost of revenues............................................   59,135    52,980              178,250        165,695
                                                              -------   -------             --------       --------
   GROSS PROFIT.............................................   25,152    23,008               77,373         72,867
Selling, general and administrative expenses................   17,481    15,995               53,009         50,050
Special charges.............................................        -       801                    -          1,504
                                                              -------   -------             --------       --------
   OPERATING INCOME.........................................    7,671     6,212               24,364         21,313
                                                              -------   -------             --------       --------
Other (income) expense:
 Interest income............................................     (251)     (166)               (595)          (372)
 Interest expense...........................................    2,170     2,315                6,127          7,520
 Other, net.................................................      (84)      188                  409            777
                                                              -------   -------              -------       --------
    Other (income) expense, net.............................    1,835     2,337                5,941          7,925
                                                              -------   -------              -------       --------
INCOME BEFORE INCOME TAXES..................................    5,836     3,875               18,423         13,388
Provision for income taxes..................................    2,334     1,588                7,369          5,489
                                                              -------   -------              -------       --------
   NET INCOME...............................................  $ 3,502   $ 2,287              $11,054       $  7,899
                                                              =======   =======              =======       ========

Earnings per common share:
 Basic......................................................    $0.24     $0.17               $0.77          $0.60
 Diluted....................................................    $0.23     $0.17               $0.74          $0.59

Weighted average number of common shares outstanding:
 Basic......................................................   14,827    13,237              14,346         13,237
 Diluted....................................................   15,395    13,324              14,873         13,500



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                    2001                 2000
                                                                                  --------             --------
OPERATING ACTIVITIES
Net income.............................................................           $ 11,054             $  7,899
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation..........................................................              7,393                8,034
 Amortization..........................................................              2,151                2,139
 Gain on disposal of property, plant and equipment.....................                (22)                 (24)
 Changes in operating assets and liabilities, net of effects from business acquisitions:
   Trade accounts receivable...........................................              2,798                4,501
   Inventories.........................................................              5,301               (1,375)
   Prepaid expenses and other assets...................................              1,106                2,729
   Accounts payable, accrued expenses and other liabilities............                273                3,530
                                                                                  --------             --------
 Net cash provided by operating activities.............................             30,054               27,433
                                                                                  --------             --------
INVESTING ACTIVITIES
Additions to property, plant and equipment.............................             (3,851)              (2,464)
Disposal of property, plant and equipment..............................                 52                   39
Increase in other assets...............................................                  -                   (4)
Business acquisitions, net of cash acquired............................             (9,619)                 (75)
Purchase price adjustment on previous acquisition......................                  -                1,542
                                                                                  --------             --------
 Net cash used in investing activities.................................            (13,418)                (962)
                                                                                  --------             --------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................................             17,739               20,988
Payments of long-term debt.............................................            (15,443)             (43,776)
Proceeds from the issuance of stock, net of issuance costs.............             18,698                    -
Dividends paid.........................................................             (1,612)              (1,000)
Proceeds from the exercise of stock options............................                345                    -
Conversion of restricted stock units...................................                  9                    -
                                                                                  --------             --------
 Net cash provided by (used in) financing activities...................             19,736              (23,788)
                                                                                  --------             --------
Effect of exchange rate changes on cash and cash equivalents...........               (167)                (171)
                                                                                  --------             --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................             36,205                2,512
Cash and cash equivalents at beginning of year.........................              8,192                5,153
                                                                                  --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................           $ 44,397             $  7,665
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

                           CIRCOR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly CIRCOR International, Inc.'s consolidated balance sheets as of September 30, 2001 and our consolidated statements of operations and consolidated statements of cash flows for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our audited annual financial statements.

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

(2)  NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows. See note 7, Derivative Instruments and Hedging Activities for further details.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     We were required to adopt the provisions of Statement No. 141 immediately and will adopt Statement No. 142 effective January 1, 2002. None of our prior business combinations, initiated prior to July 1, 2001, were accounted for using the pooling-of-interests method. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

     As of the date of adoption, we expect to have unamortized goodwill of $92.2 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statement Nos. 141 and
142. We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.5 million and $1.9 million for the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively. Due to the extensive effort needed to comply with adopting Statement No. 141 and Statement No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143 - "Accounting for Asset Retirement Obligations." Statement No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, we will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. We are in the process of determining the impact of this statement.

     In October 2001, the FASB issued Statement No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of" and establishes a single accounting method for valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We currently cannot determine the potential effects this statement will have on our financial position since the provisions of this Statement, generally, only to apply to new disposal activities initiated after the adoption of this Statement.

(3)  INVENTORIES

Inventories consist of the following  (In thousands):

                                    September 30, 2001       December 31, 2000
                                    ------------------       -----------------
                                       (Unaudited)

Raw materials........................   $ 43,314                 $ 41,233
Work in process......................     28,164                   31,804
Finished goods.......................     36,660                   38,221
                                        --------                 --------
                                        $108,138                 $111,258
                                        ========                 ========

(4)  SEGMENT INFORMATION

     The following table presents certain operating segment information (Unaudited, in thousands):

                                                       Instrumentation
                                                       & Thermal Fluid                           Corporate        Consolidated
                                                          Controls         Petrochemical        Adjustments          Total
                                                      ------------------  ------------------  -----------------  ---------------
Three Months Ended September 30, 2001
-------------------------------------
Net revenues........................................        $46,911           $37,376             $         -         $84,287
Operating income (loss).............................          6,799             2,718                  (1,846)          7,671

Three Months Ended September 30, 2000
-------------------------------------
Net revenues........................................        $43,358           $32,630             $         -         $75,988
Operating income (loss).............................          7,061               855                  (1,704)          6,212

                                                       Instrumentation
                                                       & Thermal Fluid                           Corporate        Consolidated
                                                          Controls         Petrochemical        Adjustments          Total
                                                      ------------------  ------------------  -----------------  ---------------
Nine Months Ended September 30, 2001
------------------------------------
Net revenues........................................       $138,265            $117,358           $         -         $255,623
Operating income (loss).............................         22,057               8,022                (5,715)          24,364

Nine Months Ended September 30, 2000
----------------------------------------------------
Net revenues........................................       $132,506            $106,056           $         -         $238,562
Operating income (loss).............................         21,383               5,060                (5,130)          21,313

     The operating segments above are presented on a basis consistent with the presentation in our consolidated financial statements for the year ended December 31, 2000. In 2001, the name Instrumentation and Fluid Regulation was changed to Instrumentation and Thermal Fluid Controls. We believe that the name change better reflects the products and markets we serve. Identifiable assets, by segment, as of September 30, 2001 did not change significantly from the amounts reported in note 14, Segment Information, included in our Annual Report on Form 10-K for the year ended December 31, 2000 other than for approximately $18.0 million of identifiable assets attributable to the acquired companies described in note 10 to our consolidated financial statements. These companies are included in the Instrumentation and Thermal Fluid Controls segment.

(5)  SPECIAL CHARGES

     During the three months and nine months ended September 30, 2000, we incurred special charges of $0.8 million and $1.5 million, respectively. All of these charges were incurred in connection with the closure, consolidation and reorganization of manufacturing plants in the Instrumentation and Thermal Fluid Controls segment, except for $0.1 million that was recognized in the Petrochemical segment during the second quarter. There were no special charges incurred during the three months or nine months ended September 30, 2001.

(6) EARNINGS PER COMMON SHARE (Unaudited, in thousands, except per share amounts)

                                                                                         Net                       Per Share
                                                                                        Income        Shares         Amount
                                                                                     ------------  ------------  -------------
Three Months Ended September 30, 2001
-------------------------------------
Basic EPS.......................................................................        $3,502        14,827        $ 0.24
Dilutive securities, principally common stock options...........................             -           568         (0.01)
                                                                                        ------        ------        ------
Diluted EPS.....................................................................        $3,502        15,395        $ 0.23
                                                                                        ======        ======        ======

                                                                                         Net                       Per Share
                                                                                        Income        Shares         Amount
                                                                                     ------------  ------------  -------------
Nine Months Ended September 30, 2001
------------------------------------
Basic EPS.......................................................................       $11,054        14,346        $ 0.77
Dilutive securities, principally common stock options...........................             -           527         (0.03)
                                                                                       -------        ------        ------
Diluted EPS.....................................................................       $11,054        14,873        $ 0.74
                                                                                       =======        ======        ======

     All options outstanding are included in the computation of earnings per share for the three and nine-month periods ended September 30, 2001 because their exercise price was less than the average market price of the common shares during the period.

                                                                                         Net                       Per Share
                                                                                        Income        Shares         Amount
                                                                                     ------------  ------------  -------------
Three Months Ended September 30, 2000
-------------------------------------
Basic EPS.......................................................................        $2,287        13,237         $0.17
Dilutive securities, principally common stock options...........................             -            87             -
                                                                                        ------        ------         -----
Diluted EPS.....................................................................        $2,287        13,324         $0.17
                                                                                        ======        ======         =====

                                                                                         Net                       Per Share
                                                                                        Income        Shares         Amount
                                                                                     ------------  ------------  -------------
Nine Months Ended September 30, 2000
------------------------------------
Basic EPS.......................................................................        $7,899        13,237        $ 0.60
Dilutive securities, principally common stock options...........................             -           263         (0.01)
                                                                                        ------        ------        ------
Diluted EPS.....................................................................        $7,899        13,500        $ 0.59
                                                                                        ======        ======        ======

     Options to purchase 864,941 shares of our common stock at prices ranging from $9.17 to $13.94 were outstanding and anti-dilutive during the three months ended September 30, 2000. Options to purchase 376,074 shares of our common stock at prices ranging from $11.38 to $13.94 were outstanding and anti-dilutive during the nine months ended September 30, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common stock during the period.

(7)  Derivative Instruments and Hedging Activities

     As of January 1, 2001, we adopted FASB Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137 and Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

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

ACCOUNTING POLICIES

     Using qualifying criteria defined in Statement No. 133, derivative instruments are designed and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

FOREIGN CURRENCY RISK

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the nine months ended September 30, 2001. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. Unrealized losses attributable to foreign currency forward contracts resulted in a net gain of $0.1 million as of September 30, 2001. We recorded net realized and unrealized gains of $0.2 million for the three months ended September 30, 2001 and a net loss of $0.1 million for the nine months ended September 30, 2001. As of September 30, 2001, we had forward contracts to buy foreign currencies with fair values of $2.2 million. These contracts mature on various dates between October 2001 and January 2002.

(8)  Comprehensive Income

     Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three and nine months ended September 30, 2001 and 2000 were as follows (Unaudited, in thousands):

                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
                                                                  -------------------------             ------------------------
                                                                   2001               2000                2001             2000
                                                                  ------            -------             -------          -------
Net income.........................................               $3,502            $ 2,287             $11,054          $ 7,899
Foreign currency translation adjustments...........                  858             (1,395)               (868)          (2,493)
                                                                  ------            -------             -------          -------
   Total comprehensive income......................               $4,360            $   892             $10,186          $ 5,406
                                                                  ======            =======             =======          =======

(9)  CONTINGENCIES AND ENVIRONMENTAL REMEDIATION CONTINGENCIES

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

     More recently, Spence was named as one of approximately 60 defendants in approximately 90 civil product liability actions filed in the 5th Judicial District (Onendaga County) New York. These actions have been brought by a single law firm on behalf of past and present employees of Revere Copper Products (an upstate New York manufacturer) who claim to have been exposed to asbestos during the course of their employment at Revere Copper Products. We believe that the plaintiffs consider Spence to be a "de minimus" defendant in these actions. Although issuing a reservation of rights, Spence's insurers have agreed to assume responsibility for the defense of these actions.

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

     On July 12, 2000, we were notified that the United States Customs Service ("Customs") had begun an investigation to determine whether our subsidiary, KF Industries, Inc. ("KF") was, and continues to be, in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China, including our Chinese joint venture. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances as to the outcome of the matter. If the Customs investigation were to reveal that violations of the customs laws had occurred, KF could be subjected to civil fines and forfeitures and, if such violations were determined to be intentional, criminal penalties, which could be material. We believe that KF Industries' marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

     We have established reserves for those claims discussed above for which losses are probable and estimable and we do not believe it is reasonably likely that a range of loss could occur in excess of the amounts accrued. We have not recorded any probable third-party recoveries.

(10) Business Acquisitions

     On June 25, 2001 and June 29, 2001, respectively, we acquired Regeltechnik Kornwestheim GmbH and affiliate ("RTK"), a German closed corporation, and Societe Alsacienne Regulaves Thermiques von Rohr, S.A. ("SART"), a French limited liability company. Both businesses manufacture and sell control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. The aggregate purchase price for these acquisitions was $13.1 million, including the assumption of $3.9 million of long-term debt. The goodwill that resulted from these acquisitions is being amortized on a straight-line basis over a 40-year period, until January 1, 2002, at which time Statement 142 will be adopted and goodwill will no longer be amortized.

     These acquisitions have been accounted for under the purchase method and the balance sheets and results of operations for RTK and SART, from the dates of the acquisitions for the acquired businesses, have been included in the September 30, 2001 consolidated balance sheet and consolidated statement of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may, " "hope, " "will," "should, " "expect, " "plan," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption "Certain Risk Factors That May Affect Future Results" in our Annual Report on Form 10-K filed for the year ended December 31, 2000. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

     The following tables set forth the results of operations, percentage of net revenue and the period to period percentage change in certain financial data for the three months ended September 30, 2001 and 2000:

                                                            Three Months Ended September 30,
                                                            ---------------------------------
                                                                  2001              2000          % Change
                                                            ----------------   --------------     --------
                                                                 (Dollars in thousands)
   Net revenues..........................................   $84,287    100.0%  $75,988  100.0%      10.9%
   Cost of revenues......................................    59,135     70.2    52,980   69.7       11.6
                                                            -------    -----   -------  -----
     Gross profit........................................    25,152     29.8    23,008   30.3        9.3
   Selling, general and administrative expenses..........    17,481     20.7    15,995   21.0        9.3
   Special charges.......................................         -        -       801    1.1        n/a
                                                            -------    -----   -------  -----
     Operating income....................................     7,671      9.1     6,212    8.2       23.5
   Other (income) expense:...............................
     Interest expense, net...............................     1,919      2.3     2,149    2.9      (10.7)
     Other expense, net..................................       (84)    (0.1)      188    0.2     (144.7)
                                                            -------    -----   -------  -----
   Income before income taxes............................     5,836      6.9     3,875    5.1       50.6
   Provision for income taxes............................     2,334      2.7     1,588    2.1       47.0
                                                            -------    -----   -------  -----
      Net Income.........................................   $ 3,502      4.2%  $ 2,287    3.0%      53.1%
                                                            =======    =====   =======  =====

     Net revenues for the three months ended September 30, 2001 increased by $8.3 million, or 10.9%, to $84.3 million compared to $76.0 million for the three months ended September 30, 2000. The increase in net revenues for the three months ended September 30, 2001 was attributable to the following:

                                                             Total                              Foreign
Segment                                      2001     2000   Change  Acquisitions  Operations   Exchange
-------                                    -------  -------  ------  ------------  ----------   --------
                                                                  (In thousands)
Instrumentation & Thermal Fluid Controls.  $46,911  $43,358  $3,553     $4,547      $ (891)     $(103)
Petrochemical............................   37,376   32,630   4,746          -       5,053       (307)
                                           -------  -------  ------     ------      ------      -----
  Total..................................  $84,287  $75,988  $8,299     $4,547      $4,162      $(410)
                                           =======  =======  ======     ======      ======      =====

     The Instrumentation and Thermal Fluid Controls segment accounted for 55.7% of net revenues for the three months ended September 30, 2001 compared to 57.1% for the three months ended September 30, 2000. The Petrochemical segment accounted for 44.3% of net revenues for the three months ended September 30, 2001 compared to 42.9% for the three months ended September 30, 2000.

     Instrumentation and Thermal Fluid Controls segment revenues increased
$3.6 million, or 8.2%. Revenue increases were due to: $4.6 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000 and the RTK and SART operations, acquired at the end of June 2001; and a $1.3 million increase in instrumentation revenue from the European aerospace, power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by: a $2.2 million decrease from world-wide demand for instrumentation products for the chemical processing, semi-conductor manufacturing and general industrial markets; and a $0.1 million reduction resulting from changes in exchange rates affecting our European business units. The net $4.7 million increase in Petrochemical segment revenues, or 14.5%, was the result of: $2.6 million in higher North American revenues related to increased customer spending on maintenance and repair and small capital projects in both the oil and gas markets; a $2.3 million increase in revenues from our Italian based operation due to higher shipments of products for large oil and gas construction projects; a $0.1 million increase in revenues from Suzhou KF Valve Company, our Chinese joint venture; and partially offset by a $0.3 million decrease resulting from changes in exchange rates which affected our Canadian and Italian-based operations.

     Gross profit increased approximately $2.1 million, or 9.3%, to $25.2 million for the three months ended September 30, 2001 compared to $23.0 million for the three months ended September 30, 2000. Gross margin decreased to 29.8% for the three months ended September 30, 2001 compared to 30.3% for the three months ended September 30, 2000. Gross profit from the Instrumentation and Thermal Fluid Controls segment decreased $0.6 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Increases in gross profit of $1.5 million from the newly acquired RTK and SART operations and the prior year Rockwood Swendeman acquisition were more than offset by $2.1 million in lower gross profit from other ongoing operations. The continued slowdown in the general industrial market has reduced the throughput of manufacturing operations for the Instrumentation and Thermal Fluid Controls. Despite spending cuts instituted during the current and prior quarters, the gross profit and gross margin for this segment has decreased, primarily as a result of unabsorbed manufacturing costs. Unfavorable net foreign currency adjustments accounted for $0.1 million. Gross profit for the Petrochemical segment increased $2.8 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Gross profit and gross margin increases were primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide petrochemical market; selective price increases; and improved margins in our Italian and Chinese based manufacturing operations. During the quarter ended September 30, 2000, both the gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in the key North American plant. Unfavorable changes in foreign currency exchange rate reduced gross profit by $0.1 million for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000.

     Selling, general and administrative expenses increased $1.5 million, or 9.3%, to $17.5 million for the three months ended September 30, 2001 compared with $16.0 million for the three months ended September 30, 2000. Operating expenses for the Instrumentation and Thermal Fluid Controls segment increased by net $0.4 million. This increase resulted from $0.8 million of incremental current year expenses in the Rockwood Swendeman, RTK and SART acquisitions partially offset by $0.4 million of operational expense reductions in our other businesses. The Petrochemical segment operating expenses increased $0.9 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 primarily the result of increased variable operating expenses. Increased corporate spending of $0.1 million for the three months ended September 30, 2001 is primarily the result of increased variable employee compensation costs compared to the three months ended September 30, 2000. Worldwide operating expenses decreased $0.1 million as a result of changes in foreign currency exchange rates.

     During the three months ended September 30, 2000, special charges of $0.8 million were incurred in the Instrumentation and Thermal Fluid Controls segment and none in the Petrochemical segment. These special charges were associated with the closure, consolidation and reorganization of certain U.S. manufacturing operations and were expensed in the period as incurred. There were no special charges incurred during the three months ended September 30, 2001.

     The change in operating income for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was as follows:

                                                                Total                                Foreign
                 Segment                     2001      2000    Change   Acquisitions   Operations   Exchange
-----------------------------------------  -------   -------   ------   -----------    ----------   --------
                                                                    (In thousands)
Instrumentation & Thermal Fluid Controls.  $ 6,799   $ 7,061   $ (262)      $668        $ (924)      $ (6)
Petrochemical............................    2,718       855    1,863          -         1,906        (43)
Corporate................................   (1,846)   (1,704)    (142)         -          (142)         -
                                           -------   -------   ------       ----        ------       ----
  Total..................................  $ 7,671   $ 6,212   $1,459       $668        $  840       $(49)
                                           =======   =======   ======       ====        ======       ====

     Operating income increased $1.5 million, or 23.5%, to $7.7 million for the three months ended September 30, 2001 compared to $6.2 million for the three months ended September 30, 2000. Operating income in the Instrumentation and Thermal Fluid Controls segment decreased by $0.3 million due to: lower gross profits, an overall increase in operating expenses due to the new acquisitions; that were partially offset by the absence of special charges during the current year. The $1.9 million increase in operating income in the Petrochemical segment was primarily due to: additional gross profits based on the higher current year sales volume; selective price increases, and manufacturing process improvements and efficiencies, that were partially offset by higher operating expense levels. Corporate spending increased by $0.1 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Net interest expense decreased approximately $0.2 million to $1.9 million for the three months ended September 30, 2001 compared to $2.1 million for the three months ended September 30, 2000. The decrease was due to: the lower average debt balances outstanding, lower average interest rates on variable rate debt and an increase in current year interest income on invested balances. Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit debt balance to zero as of December 31, 2000. Proceeds from our equity offering in March 2001 were used to: pay-off first quarter borrowings from our unsecured revolving line of credit, fund our June 2001 acquisitions, reduce outstanding debt balances of acquired companies and generate interest income from invested balances.

     Other expense decreased $0.3 million to $(0.1) million for the three months ended September 30, 2001, compared to $0.2 million for the three months ended September 30, 2000, primarily the result of lower net losses from hedge contracts and foreign currency exchange rate changes.

     The effective tax rate decreased to 40.0% for the three months ended September 30, 2001 compared to 41.0% for the three months ended September 30, 2000 due to the implementation of various U.S. tax strategies during the second half of 2000.

     Net income increased $1.2 million, or 53.1%, to $3.5 million for the three months ended September 30, 2001 compared to $2.3 million for the three months ended September 30, 2000. Improved operating results within the Petrochemical segment, the absence of special charges during the current year and reduced net interest expense were the primary reasons for this change.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

     The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 30, 2001 and 2000:

                                                            Nine Months Ended September 30,
                                                           ----------------------------------
                                                                2001               2000
                                                           ---------------   ----------------
                                                                (Dollars in thousands)           % Change
                                                                                                 --------
   Net revenues..........................................  $255,623  100.0%  $238,562  100.0%       7.2%
   Cost of revenues......................................   178,250   69.7    165,695   69.5        7.6
                                                           --------  -----   --------  -----
     Gross profit........................................    77,373   30.3     72,867   30.5        6.2
   Selling, general and administrative expenses..........    53,009   20.8     50,050   21.0        5.9
   Special charges.......................................         -      -      1,504    0.6   n/a
                                                           --------  -----   --------  -----
     Operating income....................................    24,364    9.5     21,313    8.9       14.3
   Other expense:........................................
     Interest expense, net...............................     5,532    2.2      7,148    3.0      (22.6)
     Other expense, net..................................       409    0.1        777    0.3      (47.4)
                                                           --------  -----   --------  -----
   Income before income taxes............................    18,423    7.2     13,388    5.6       37.6
   Provision for income taxes............................     7,369    2.9      5,489    2.3       34.3
                                                           --------  -----   --------  -----
      Net Income.........................................  $ 11,054    4.3%  $  7,899    3.3%      39.9%
                                                           ========  =====   ========  =====

      Net revenues for the nine months ended September 30, 2001 increased by approximately $17.1 million, or 7.2%, to $255.6 million compared to $238.6 million for the nine months ended September 30, 2000. The increase in net revenues for the nine months ended September 30, 2001 was attributable to the following:

                                                                Total                              Foreign
                 Segment                     2001      2000    Change   Acquisitions  Operations  Exchange
-----------------------------------------  --------  --------  -------  ------------  ----------  --------
                                                                   (In thousands)
Instrumentation & Thermal Fluid Controls.  $138,265  $132,506  $ 5,759     $5,217     $ 1,671     $(1,129)
Petrochemical............................   117,358   106,056   11,302          -      13,706      (2,404)
                                           --------  --------  -------     ------     -------     -------
  Total..................................  $255,623  $238,562  $17,061     $5,217     $15,377     $(3,533)
                                           ========  ========  =======     ======     =======     =======

     The Instrumentation and Thermal Fluid Controls segment accounted for 54.1% of net revenues for the nine months ended September 30, 2001 compared to 55.5% for the nine months ended September 30, 2000. The Petrochemical segment accounted for 45.9% of net revenues for the nine months ended September 30, 2001 compared to 44.5% for the nine months ended September 30, 2000.

     Instrumentation and Thermal Fluid Controls segment revenues increased $5.8 million, or 4.3% for the nine months ended September 30, 2001. Revenue increases were due to: a $1.4 million increase in thermal fluid control markets resulting from higher year-to-year demand; $5.2 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000 and the RTK and SART operations, acquired at the end of June 2001; and a $3.2 million increase in instrumentation revenues from the European aerospace, power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by a $2.9 million decrease in worldwide demand for instrumentation products for the chemical processing, semi-conductor manufacturing and general industrial markets; and a $1.1 million reduction resulting from changes in exchange rates affecting our European business units. The net increase in Petrochemical segment revenues of $11.3 million, or 10.7%, was the result of $7.8 million in higher North American revenues related to increased customer spending on maintenance and repair and small capital projects; a $5.6 million increase in revenues from our Italian based operation due to an increase in the number of large oil and gas construction projects; a $0.3 million increase in revenue from Suzhou KF Valve Company, our Chinese joint venture; and were partially offset by a $2.4 million decrease in revenues resulting from changes in exchange rates which affected our Canadian and Italian based operations.

     Gross profit increased approximately $4.5 million, or 6.2%, to $77.4 million for the nine months ended September 30, 2001 compared to $72.9 million for the nine months ended September 30, 2000. Gross margin declined to 30.3% for the nine months ended September 30, 2001 compared to 30.5% for the nine months ended September 30, 2000. Gross profit from the Instrumentation and Thermal Fluid Controls segment increased $0.1 million as a result of: $1.8 million from the prior year Rockwood Swendeman acquisition and the newly acquired RTK and SART acquisitions; partially offset by a decrease of $1.4 million from operations and a decrease of $0.3 million due to changes in foreign currency exchange rates. Despite spending reductions instituted upon the slow-down in the general instrumentation markets, the gross profit and gross margin for this segment have decreased, primarily as a result of unabsorbed manufacturing costs. Gross profit for the Petrochemical segment increased $4.4 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Gross profit improvements of $4.8 million and gross margin increases were primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide oil and gas markets; selective price increases and improved margins in our Italian and Chinese based manufacturing operation. During the nine months ended September 30, 2000, both the gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in one of our key North American plants. During the nine months ended September 30, 2001, we have realized significant improvement in the results of operations for this North American manufacturing plant. Gross profits for the nine months ended September 30, 2001 for our Italian based operation increased compared to the nine months ended September 30, 2000, despite the reduced margin contracts shipped and recognized in the first quarter of the current year. This plant's first quarter competitive pricing strategy, for certain large oil and gas projects, enabled us to demonstrate our engineering and manufacturing capabilities on the largest size ball valves and qualified us for follow-on application orders. Unfavorable exchange rates reduced Petrochemical segment gross profits by $0.4 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

     Selling, general and administrative expenses increased approximately $3.0 million, or 5.9%, to $53.0 million for the nine months ended September 30, 2001 compared with $50.1 million for the nine months ended September 30, 2000. The Instrumentation and Thermal Fluid Controls segment had increased operating expenses of $0.8 million largely due to new acquisitions. The Petrochemical segment operating expenses increased $1.6 million due to of increased sales related and other operating costs. Increased corporate spending of $0.6 million for the nine months ended September 30, 2001 is attributable to a fully staffed headquarters unit, higher employee relocation and variable stock-based compensation expenses as compared to the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, special charges of $1.4 million were incurred in the Instrumentation and Thermal Fluid Controls segment and $0.1 million in the Petrochemical segment. These special charges were associated with the closure, consolidation and reorganization of certain manufacturing operations and were expensed in the period as incurred. There were no special charges incurred during the nine months ended September 30, 2001.

     The change in operating income for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was as follows:

                                                                Total                                Foreign
Segment                                      2001     2000     Change   Acquisitions   Operations   Exchange
-------                                    -------   -------   ------   ------------   ----------   --------
                                                                    (In thousands)
Instrumentation & Thermal Fluid Controls.  $22,057   $21,383   $  674       $827        $ (101)     $ (52)
Petrochemical............................    8,022     5,060    2,962          -         3,102       (140)
Corporate................................   (5,715)   (5,130)    (585)         -          (585)         -
                                           -------   -------   ------       ----        ------      -----
  Total..................................  $24,364   $21,313   $3,051       $827        $2,417      $(192)
                                           =======   =======   ======       ====        ======      =====

     Operating income increased $3.1 million to $24.4 million for the nine months ended September 30, 2001 compared to $21.3 million for the nine months ended September 30, 2000. The increase in operating income in the Instrumentation and Thermal Fluid Controls segment was primarily attributable to improved manufacturing and administrative operating efficiencies and the absence of special charges in the current year, partially offset by the unfavorable impact of unabsorbed manufacturing costs. The increase in operating income in the Petrochemical segment was primarily due to: net cumulative manufacturing process improvements and efficiencies; higher current year sales volume, additional gross profits based on volume and selective price increases; partially offset by higher operating expense levels. Increased current year corporate spending for compensation related costs also adversely affected operating earnings.

     Net interest expense decreased $1.6 million to $5.5 million for the nine months ended September 30, 2001 compared to $7.1 million for the three months ended September 30, 2000. The decrease during the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000 was due to: the lower average debt balances outstanding, lower average interest rates on variable rate debt and an increase in current year interest income on invested balances.

Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit balance to zero as of December 31, 2000. Proceeds from our equity offering in March 2001 were used to: pay-off first quarter borrowings from our unsecured revolving line of credit, fund our June 2001 acquisitions, reduce outstanding debt balances of acquired companies and generate interest income from invested balances.

     Other expense decreased $0.4 million to $0.4 million for the nine months ended September 30, 2001, compared to $0.8 million for the nine months ended September 30, 2000. This reduction is primarily the result of reductions in net losses from foreign currency exchange rate changes.

     The effective tax rate decreased to 40.0% for the nine months ended September 30, 2001 compared to 41.0% for the nine months ended September 30, 2000 due to the implementation of various U.S. tax strategies during the second half of 2000.

     Net income increased approximately $3.2 million to $11.1 million for the nine months ended September 30, 2001 compared to $7.9 million for the nine months ended September 30, 2000. Improved operating results within both of our operating segments, the absence of special charges, reduced interest expense and lower foreign currency losses were the primary reasons for this change.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, we generated a net increase in cash of $36.2 million. Operating activities generated $30.1 million of cash, with $9.5 million of this amount coming from significant reductions in working capital. These gains were primarily realized as a result of continued efforts to reduce inventory levels and lower outstanding trade accounts receivable balances. We generated $19.7 million from financing activities. We received: $18.7 million as a result of the secondary public equity offering that we completed during March 2001, a net $2.3 million from short-term international credit facilities; and $0.3 million proceeds from the exercise of stock options. Additionally, we used $1.6 million to fund cash dividends paid to shareholders. We used: $13.4 million for investing activities, which included the purchase of RTK and SART for $9.2 million, net of acquired cash balances, and $3.9 million to purchase capital equipment. Both of the acquired companies manufacture and sell control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage, and pharmaceutical markets. Capital expenditures were primarily for manufacturing machinery and equipment as part of our commitment to further improve our manufacturing operations. Our capital expenditure spending for the year ending December 31, 2001 is expected to be approximately $5.5 million. The effects of exchange rate changes on cash and cash equivalents reduced cash $0.2 million.

     As of September 30, 2001, we had no balances outstanding under our $75.0 million unsecured revolving credit facility. As of September 30, 2001, we had $75.0 million available from this revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

     On March 16, 2001, we completed a secondary equity offering in which we sold 1,552,500 shares of our common stock at $13.25 per share. We received net cash proceeds of $18.7 million, after deducting underwriters' fees and other estimated issuance and distribution expenses. Upon the closing of the equity offering, we immediately used $2.0 million to reduce the balance on our unsecured, revolving credit facility to zero. We acquired RTK and SART during June 2001. We have used $10.0 million to acquire these businesses, which on a combined basis included $0.8 million of cash and cash equivalents on their balance sheets. Subsequent to the acquisitions, we used an additional $0.2 million to pay-down a portion of the assumed debt. We expect to use the remainder of the proceeds to acquire complimentary businesses or products. Until such acquisitions require our capital, we may use a portion of the net proceeds for general corporate purposes, including working capital.

     The ratio of current assets to current liabilities at September 30, 2001 was 4.2:1 compared to 3.8:1 as of December 31, 2000. Cash and cash equivalents were $44.4 million as of September 30, 2001 compared to $8.2 million as of December 31, 2000. Net debt (including cash) as a percentage of total capital employed was 16.9% as of September 30, 2001 compared to 29.5% as of December 31, 2000. As of September 30, 2001, we were in compliance with all covenants related to existing debt obligations.

     We anticipate that available funds and those funds provided from ongoing operations will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months. Beginning in October 2002, we will commence making $15.0 million annual payments reducing our outstanding senior unsecured 8.23% notes, which mature in October 2006.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. On January 1, 2001, we adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     We were required to adopt the provisions of Statement No. 141 immediately and will adopt Statement No. 142 effective January 1, 2002. None of our business combinations initiated prior to July 1, 2001, were accounted for using the pooling-of-interests method. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Furthermore, any goodwill and any intangible asset acquired in a purchase business combination completed after June 30, 2001, that are determined to have an indefinite useful life, will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature.

     Statement No. 141 will require, upon adoption of Statement No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require us to perform an assessment of whether there is an indication that goodwill, and equity-method goodwill, is impaired as of the date of adoption. To accomplish this we must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of its assets and liabilities to its carrying amount, in a manner similar to a purchase price allocation in accordance with Statement No. 141, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     As of the date of adoption, we expect to have unamortized goodwill of $92.2 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statements Nos. 141 and
142. We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.5 million and $1.9 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Due to the extensive effort needed to comply with adopting Statements Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143 - "Accounting for Asset Retirement Obligations." Statement No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, we will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. We are in the process of determining the impact of this statement.

     In October 2001, the FASB issued Statement No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of" and establishes a single accounting method for valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We currently cannot determine the potential effects this statement will have on our financial position since the provisions of this Statement, generally, only to apply to new disposal activities initiated after the adoption of this Statement.


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

INTEREST RATE RISK

     At September 30, 2001, our primary interest rate risk relates to borrowings under our revolving credit facility and industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no outstanding borrowings under our revolving credit facility as of September 30, 2001. Based upon the expected levels of borrowings under our credit facility in 2001 and our current balance for industrial revenue bonds, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

CURRENCY EXCHANGE RISK

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the nine months ended September 30, 2001. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statement of operations. As of September 30, 2001, we had forward contracts to buy foreign currencies with a fair value of $2.1 million. These contracts mature on various dates between October 2001 and January 2002.

     The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. We do not use derivative financial instruments for speculative trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

COMMODITY PRICE RISK

     The primary raw materials used in our products process are stainless steel, carbon steel, cast iron, aluminum and brass. We purchase these materials from numerous suppliers nationally and internationally and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations, which may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production process.


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

     More recently, Spence was named as one of approximately 60 defendants in approximately 90 civil product liability actions filed in the 5th Judicial District (Onendaga County) New York. These actions have been brought by a single law firm on behalf of past and present employees of Revere Copper Products (an upstate New York manufacturer) who claim to have been exposed to asbestos during the course of their employment at Revere Copper Products. We believe that the plaintiffs consider Spence to be a "de minimus" defendant in these actions. Although issuing a reservation of rights, Spence's insurers have agreed to assume responsibility for the defense of these actions.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

  The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 31, 2001, and the Commission File number assigned to the registration statement is 333-54428. As disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2001, we used $2.0 million of the net proceeds to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired the businesses of RTK and SART. We utilized $10.2 million of the proceeds to purchase these businesses and retire a portion of the assumed debt. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a Director and Officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. The remaining proceeds have been invested overnight in money market funds with holdings of U.S. Government obligations and are included in cash and cash equivalents as of September 30, 2001. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three-month period ended September 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

  Exhibit No.                         Description and Location
  -----------                         ------------------------

    2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

    2.1 Distribution Agreement between Watts Industries, Inc. and the Company dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (Amendment No. 2 to the Form 10).

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

  Exhibit No.                         Description and Location
  -----------                         ------------------------

    9             Voting Trust Agreements:

    9.1 The Amended and Restated George B. Horne Voting Trust Agreement - 1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (Amendment No. 1 to the Form
                  10).

  *10.28 Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August 1, 2001.

(*) Filed herewith

(b) Reports on Form 8-K

    The registrant filed no Current Reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CIRCOR INTERNATIONAL, INC.



DATE:  NOVEMBER 13, 2001             /S/ DAVID A. BLOSS, SR.
                                     -----------------------
                                     David A. Bloss, Sr.
                                     Chairman, President and Chief Executive
                                     Officer
                                     Principal Executive Officer


DATE:  NOVEMBER 13, 2001             /S/ KENNETH W. SMITH
                                     -----------------------
                                     Kenneth W. Smith
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     Principal Financial Officer


Date:  NOVEMBER 13, 2001             /S/ STEPHEN J. CARRIERE
                                     -----------------------
                                     Stephen J. Carriere
                                     Vice President, Corporate Controller
                                     and Assistant Treasurer
                                     Principal Accounting Officer

                                 EXHIBIT INDEX

  Exhibit No.                         Description and Location
  -----------                         ------------------------

    2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

    2.1 Distribution Agreement between Watts Industries, Inc. and the Company dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (Amendment No. 2 to the Form 10).

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

    9             Voting Trust Agreements:

    9.1 The Amended and Restated George B. Horne Voting Trust Agreement - 1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (Amendment No. 1 to the Form
                  10).

  *10.28 Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August 1, 2001.

(*) Filed herewith