Form 10-K405
period 2001-12-31
CIRCOR INTERNATIONAL INC
filed 2002-03-15
CIK 1091883

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2001

                                      OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 001-14962

                               -----------------
                          CIRCOR INTERNATIONAL, INC.
                           (A Delaware Corporation)

                     I.R.S. Identification No. 04-3477276

                               c/o Circor, Inc.
                                   Suite 290
                 35 Corporate Drive, Burlington, MA 01803-4244
                           Telephone: (781) 270-1200

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2002, was $276,431,154. As of February 28, 2002, there were 14,861,890 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates by reference certain portions of the information from the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 25, 2002. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                             PART I

Item 1  Business............................................................................   2
Item 2  Properties..........................................................................  11
Item 3  Legal Proceedings...................................................................  11
Item 4  Submission of Matters to a Vote of Security Holders.................................  12
                                             PART II

Item 5  Market for the Registrant's Common Equity and Related Stockholder Matters...........  13
Item 6  Selected Consolidated Financial Data................................................  14
Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operation  15
Item 7A Quantitative and Qualitative Disclosures About Market Risk..........................  32
Item 8  Financial Statements and Supplemental Data..........................................  33
Item 9  Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure........................................................................  33
                                            PART III

Item 10 Directors and Executive Officers of the Registrant..................................  33
Item 11 Executive Compensation..............................................................  33
Item 12 Security Ownership of Certain Beneficial Owners and Management......................  33
Item 13 Certain Relationships and Related Transactions......................................  33
                                             PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................  34
        Signatures..........................................................................  37
        Independent Auditor's Report........................................................  38
        Consolidated Balance Sheets.........................................................  39
        Consolidated Statements of Operations...............................................  40
        Consolidated Statements of Cash Flows...............................................  41
        Consolidated Statements of Shareholder's Equity.....................................  42
        Notes to Consolidated Financial Statements..........................................  43
        Schedule II Valuation and Qualifying Accounts.......................................  68

                                    PART I

ITEM 1.  BUSINESS

    This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements We have used forward looking statements in a number of parts of this report, including, without limitation, "Item 1 Our Business", including specifically the section captioned "Our Business Objectives and Strategies" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We have included a discussion of some of these risks and uncertainties under the heading "Certain Risk Factors That May Affect Future Results." We have discussed these risks and uncertainties in detail within this section and encourage you to read it in its entirety in order to understand the risks and uncertainties, which can affect our forward-looking statements, as well as our business generally.

Our History

    We were established by our former parent, Watts Industries, Inc. ("Watts") to continue to operate the former industrial, oil and gas business of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, discussions related to historical activities of our business units also include time periods when they constituted the former industrial, oil and gas business of Watts. In connection with the spin-off, our common stock was listed on the NYSE under the symbol "CIR" and we entered into agreements with Watts regarding licensing and tax sharing arrangements, benefits and indemnification matters. As used in this report, the terms "we," "us," "our," and "CIRCOR" mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term "common stock" means our common stock, par value $0.01 per share.

Our Business

    We design, manufacture and distribute a broad array of valves and related products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 16 manufacturing facilities which are located in the United States, Canada, Europe and the People's Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products, and Petrochemical Products. Our products are sold through more than 1,100 distributors servicing approximately 10,000 customers in over 90 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers' unique fluid-control application needs. For the year ended December 31, 2001, Instrumentation and Thermal Fluid Controls Products accounted for 54.3% of our net revenues and Petrochemical Products accounted for the remaining 45.7%.

    Instrumentation and Thermal Fluid Controls Products Group. The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves, relief values and regulators. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names:
Aerodyne Controls; Circle Seal Controls; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC; Cryolab; RTK; SART von Rohr; and Rockwood Swendeman.

    The Instrumentation and Thermal Fluid Controls Products Group had combined revenues of
$186.3 million for the year ended December 31, 2001.

    We have had a long-standing presence in the steam application markets, starting with our 1982 acquisition of Spence Engineering and our 1989 acquisitions of Leslie Controls and Nicholson Steam Trap. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and affiliates ("RTK") and Societe Alsacienne Regulaves Thermiques von Rohr, S.A. ("SART"). We believe that we have a very strong franchise in thermal fluid controls valve products. Both Leslie Controls and Spence Engineering have been in the steam pressure reduction and control business for over 100 years, and due to their reputation for reliability and quality, customers often specify their products by name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

    Commencing with the 1990 acquisition of Circle Seal, we have acquired nine instrumentation businesses to complement our steam products business. These acquisitions included Aerodyne in December 1997, Atkomatic in April 1998, Hoke in July 1998 and GO Regulator in April 1999. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. Atkomatic makes heavy-duty process solenoid valves which automate the regulation and sequencing of liquid levels or volume flow. GO Regulator offers a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications in addition to an emerging product line of regulators for the ultra high purity markets.

    We significantly expanded the breadth of our Instrumentation and Thermal Fluid Controls product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provides us with a leading line of Gyrolok(R) compression tube fittings, as well as instrumentation ball valves, plug valves, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 50% of its revenues derived from outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We have integrated Circle Seal's and Hoke's administrative and distribution activities for increased cost reductions. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke and GO Regulator.

    With the acquisition of Cryolab in 1995 we entered the cryogenic sector of the valve market, further enhancing our position in the instrumental and thermal fluid controls valve business. Since then we have added CPC in 1996 and the Rockwood Swendeman product line in 2000 which collectively gave us a broader array of valve products for demanding cryogenic applications and enabled us to expand our presence in the industrial gas markets.

    Petrochemical Products Group. The Petrochemical Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, pipeline closures and strainers for use in oil, gas and chemical processing and industrial applications. We believe that our Petrochemical Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Petrochemical Products Group consists primarily of the following product brand names: KF Industries; Contromatics Specialty Products; Eagle Check Valve; Pibiviesse; Telford Engineered ("Telford") Products; Suzhou KF Valve; and SSI Equipment.

    The Petrochemical Products Group had combined revenues of $156.8 million for the year ended December 31, 2001.

    We entered the petrochemical products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A., now based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse's manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford to KF Industries. Telford had been one of KF Industries' largest distributors and, with its acquisition; KF Industries increased its presence in Canada, as well as introduced Telford's products (check valves, pipeline closures, and specialty gate valves) through its worldwide representative network. Telford also has assumed the Canadian sales activities for other of our Petrochemical Products Group companies to strengthen our overall presence in Canada. In January 1999, we acquired SSI Equipment Inc. and added a wide variety of strainers to the KF Industries product line. During 1999, we consolidated the industrial products division of Watts into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications.

    We also own 60% of Suzhou KF Valve Company, Ltd., a joint venture located in Suzhou, People's Republic of China. Suzhou KF Valve manufactures two inch through twelve inch carbon and stainless steel ball valves for us and Suzhou Valve Factory, our joint venture partner. We sell products manufactured by Suzhou KF Valve to customers worldwide for oil and gas applications and outside the People's Republic of China for industrial applications. Our joint venture partner and its related entities have exclusive rights to sell Suzhou KF Valve products for all industrial (i.e., non-oil and gas) applications within the People's Republic of China and to certain customers outside the People's Republic of China for oil and gas applications.

Industry

    Oil and Gas and Petrochemical Markets. The oil and gas and petrochemical markets include domestic and international oil and gas exploration and production, distribution, refining, pipeline construction and maintenance, chemical processing and general industrial applications.

    Process and Power Markets. The process and power markets use valves to control steam and other fluids for a variety of applications, including: heating facilities; production of hot water; freeze protection of external piping; cleaning by laundries; food processing and cooking; and heat transfer applications using steam or hot water in industrial processes.

    HVAC and Maritime Markets. The HVAC market utilizes valves and control systems, primarily in steam-related commercial and institutional heating applications. Steam control products also are used in the maritime market, which includes the U.S. Navy and commercial shipping.

    Aerospace and Military Markets. The aerospace and military markets we serve include valve applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such diverse applications as ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

    Pharmaceutical, Medical and Analytical Instrumentation Markets. The pharmaceutical industry uses products manufactured by our Instrumentation and Thermal Fluid Controls Products Group in research and development, analytical instrumentation and process measurement applications. The Instrumentation and Thermal Fluid Controls Products Group also markets its products to original equipment manufacturers of surgical and medical instruments. Representative applications include: surgical and medical instruments; orthopedic devices and surgical supplies; diagnostic reagents; electromedical equipment; x-ray equipment; and dental equipment.

Our Business Objectives and Strategies

    We are focused on providing solutions for our customers' fluid-control requirements through a broad base of products and services. We believe many of our product lines have leading positions in their niche markets. Our objective is to enhance shareholder value through profitable growth of our diversified, multi-national fluid-control company. In order to achieve this objective, our key strategies are to:

..   Continue to build market positions;
..   Improve the profitability of our business;
..   Expand into various fluid control industries and markets and capitalize on integration opportunities;
..   Increase product offerings; and
..   Expand our geographic coverage.

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

Product Families          Principal Products         Primary Markets Served
----------------          ------------------         ----------------------

Instrumentation and Thermal Fluid Controls
  Products Group

Aerodyne Controls         Pneumatic manifold         Aerospace; medical
                          switches; mercury-free     instrumentation;
                          motion switches;           military; automotive
                          pneumatic valves; control
                          assemblies

Circle Seal Controls      Motor operated valves;     General industrial;
                          check valves; relief       semiconductors; medical;
                          valves; pneumatic valves;  pharmaceutical;
                          solenoid valves;           aerospace; military
                          regulators

CPC, Cryolab and Rockwood Cryogenic control and      Liquified industrial
  Swendeman               safety relief valves;      gases; other high purity
                          valve assemblies           processing

GO Regulator              Pressure reducing
                          regulators; specialized    Analytical instrumentation;
                          cylinder manifolds; high   chemical processing
                          pressure regulators;
                          pneumatic pressure
                          regulators; diaphragm
                          valves

Hoke                      Compression tube           General industrial;
                          fittings; pipe fittings;   analytical instrumentation;
                          instrument ball and        compressed natural gas;
                          needle valves; cylinders;  natural gas vehicles;
                          cylinder valves; actuators chemical processing

Leslie Controls           Steam and water            General industrial and
                          regulators; steam control  power; maritime; chemical
                          valves; electric actuated  processing
                          shut-off valves

Nicholson Steam Trap      Safety and relief valves;
                          steam traps                HVAC; general industrial

RTK and SART              Control valves;            HVAC; industrial; food
                          regulators; actuators;     and beverage;
                          and related                pharmaceutical
                          instrumentation products

Spence Engineering        Pilot operated and direct  HVAC; general industrial
                          steam regulators; steam
                          control valves

Petrochemical Products Group

Contromatics Specialty    Threaded and flanged-end   Oil and gas exploration;
  Products                floating ball valves;      production; refining and
                          butterfly valves;          transmission; general
                          pneumatic and electric     industrial; chemical
                          activators                 processing

 Product Families          Principal Products        Primary Markets Served
 ----------------          ------------------        ----------------------

 Petrochemical Products Group--continued

 KF Industries             Threaded and flanged-end  Oil and gas exploration;
                           floating ball valves;     production; refining and
                           actuators; pipeline       transmission; maritime;
                           closures; trunnion        chemical processing
                           supported ball valves;
                           needle valves; check
                           valves; strainers

 Pibiviesse                Forged steel ball valves  Oil and gas exploration;
                                                     production; refining and
                                                     transmission

 SSI Equipment             Specialty strainers;      General industrial;
                           check valves; butterfly   chemical processing;
                           valves; connectors        refining

 Telford Engineered        Mud valves; pipeline      Oil and gas exploration;
   Products                closures, check valves    production; refining and
                           and specialty gate valves transmission

 Suzhou KF Valve           Flanged and floating ball Oil and gas exploration;
                           valves                    production; refining and
                                                     transmission; general
                                                     industrial; chemical
                                                     processing

Sales and Distribution

    We sell our products to distributors and end-users primarily through commissioned representatives and through our direct sales force. Our representative networks offer technically trained sales forces with strong relationships to key markets without fixed costs to us.

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

    We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $5.0 million, $3.7 million, $4.6 million, and $9.5 million on capital expenditures for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999, and for the year ended June 30, 1999, respectively. Depreciation and amortization expense for such periods were $13.0 million, $13.0 million,$7.1 million, and $12.8 million, respectively.

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

    Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies. The primary industry standards that our Instrumentation and Thermal Fluid Controls Products Group meet are Underwriters' Laboratory, American National Standards Institute, American Society of Mechanical Engineers, U.S. Military Standards, Federal Aviation Administration standards, Society of Automotive Engineers, Boeing Basic and Advanced Management System, Aerospace Quality Assurance System Standard, the American Gas Association, the Department of Transportation, and European Pressure Equipment Directive ("PED") and Technical Inspection Association ("TUV"). The primary industry standards that our Petrochemical Products Group meet are American National Standards Institute, American Society of Mechanical Engineers, the American Petroleum Institute and Factory Mutual.

Product Development

    We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999, and for the year ended June 30, 1999 were $6.1 million, $6.2 million, $3.2 million and, $6.1 million, respectively.

Raw Materials

    The raw materials used most often in our production processes are stainless steel, carbon steel, aluminum, iron, and brass. We purchase these materials from numerous suppliers and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these materials are subject to price fluctuations which may adversely affect our results of operations. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Competition

    The domestic and international markets for thermal fluid controls products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering are also important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products quickly and to adapt and enhance existing products to specific customer applications.

    The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; Spirax-Sarco Engineering plc; Flowseal (a division of Crane Co.); and Keystone (a division of Tyco International Ltd.).

    The primary competitors of our Petrochemical Products Group include:
Dresser Valve (a unit of First Reserve Corporation and Odyssey Investment Partners, LLC); Cooper Cameron Corporation; Apollo (a division of Conbraco Industries, Inc.); Jamesbury, Inc. (a division of Neles Control Group which is part of the Rauma Corporation); and Worcester Controls Corp. (a subsidiary of Invensys plc).

Trademarks and Patents

    We own patents that are scheduled to expire between 2004 and 2021 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of our business as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

    For the year ended December 31, 2001 revenues from one of our distributors in the Petrochemical Products segment amounted to $25.4 million. No other single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Petrochemical Products Group.

    We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly the Petrochemical Products Group, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand which could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

    Our backlog was $72.8 million as of February 24, 2002, compared to $66.4 million as of February 24, 2001. The change in our backlog was primarily due to increased orders for major oil and gas projects and thermal fluid controls products. These increases were partially offset by reductions to order backlog in our Oklahoma manufacturing facility for Petrochemical Products as a result of improved on-time delivery performance.

Employees

    As of December 31, 2001, our worldwide operations directly employed approximately 1,900 people, including 97 employees at our Suzhou KF Valve, joint venture. We have 76 employees in the United States who are covered by a single collective bargaining agreement. We also have 126 employees in Italy and 73 employees in France covered by governmental regulations. We believe that our employee relations are good.

Segment and Geographic Financial Data

    Financial information by segment and geographic area is incorporated herein by reference to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 in the notes to consolidated financial statements included in this report.

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

    We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2001, we capitalized $0.2 million related to environmental and safety control facilities. We expect to capitalize $0.6 million during the fiscal year ending December 31, 2002. We also incurred and expensed $0.5 million of other related charges during the year ended December 31, 2001. We expect to incur and expense $0.4 million in the fiscal year ending December 31, 2002.

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

ITEM 2.  PROPERTIES

    We maintain 17 major facilities worldwide, including 16 manufacturing operations located in the United States, Canada, Europe and the People's Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

    The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Canada, Germany, France, and the United Kingdom. The Petrochemical Products Group has facilities located in the United States, Canada, Italy and the People's Republic of China. Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders.

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

ITEM 3.  LEGAL PROCEEDINGS

    We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200 million for the aviation products produced by our worldwide operations.

    We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

    Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke") all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 600 plaintiffs. In some instances, CIRCOR has also been named as successor in interest to one or more of these subsidiaries. More than 300 of these cases consist of civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. The ship owner defendants, in turn, typically have filed third-party claims against 20 to 30 third-party defendants including Leslie and Spence. The claims against Leslie and Spence assert that the packing in metal pumps and gaskets in metal valves supplied by Leslie and Spence contained asbestos that contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

    The remaining cases involve individuals who claim to have been exposed to asbestos during the course of their employment in various shipyards and manufacturing facilities. These cases, which have been brought in the courts of New York, California, New Jersey and Mississippi, typically involve anywhere from 50 to well over 200 direct defendants who are alleged to have manufactured and supplied products containing asbestos. We believe that any asbestos formerly used in Leslie, Spence and Hoke products was entirely internal to the product and would not give rise to ambient asbestos dust during normal operation.

    We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim, and the State of New Jersey's claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey. But, in this instance we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

    On July 12, 2000, we were notified that Customs is conducting an investigation to determine whether our subsidiary KF is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances as to the outcome of this matter. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

    We have reviewed all of our pending judicial and legal proceedings, including the probable and estimable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse affect on our liquidity, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our common stock is traded on the New York Stock Exchange under the symbol "CIR". Our common stock began trading on the New York Stock Exchange on October 19, 1999, the day after we were spun off from our former parent, Watts, and began trading at a price of $10.88. Quarterly share prices and dividends paid are incorporated herein by reference to Note 16 to the consolidated financial statements included in this report.

    During the first quarter of 2002, we declared a dividend of $.0375 per outstanding common share payable on March 15, 2002 to shareholders of record on March 1, 2002.

    Our board of directors is responsible for determining our dividend policy. Although we currently intend to pay cash dividends, the timing and level of such dividends will necessarily depend on our board of directors' assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders.

    As of February 28, 2002, there were 14,861,890 shares of our common stock outstanding and we had approximately 135 holders of record of our common stock. We believe the number of beneficial owners of our common stock on that date was substantially greater.

Use of Proceeds From Registered Securities

    The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 15, 2001, and the commission file number assigned to the registration statement is 333-54428. We used $2.0 million of the net proceeds to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired the businesses of RTK and SART. We utilized $10.2 million of the proceeds to purchase these businesses and retire a portion of assumed debt. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a director and officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. The remaining proceeds have been invested overnight in money market funds with holdings of U.S. Government obligations and are included in cash and cash equivalents as of December 31, 2001. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents certain selected consolidated financial data that has been derived from our consolidated financial statements and notes related thereto and should be read along with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes included in this report.

    The consolidated statements of operations data for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999 and the consolidated balance sheet data as of December 31, 2001, 2000, and June 30, 1999 are derived from, and should be read in conjunction with, our consolidated financial statements and the related notes.

    The selected, unaudited pro forma financial data included in the following table are derived from the respective audited and unaudited consolidated financial statements described above and give effect to the transactions described in Note 15 to our consolidated financial statements included this report.

                     Selected Consolidated Financial Data
                     (In thousands, except per share data)

    The selected consolidated financial data includes a presentation of EBITDA. EBITDA, as used herein, represents earnings before interest, income taxes, depreciation, amortization, restructuring, impairment and special charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement for financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows. EBITDA, as we have calculated here, is not necessarily comparable with similarly titled measures for other companies.

                                                                                       Six Months Ended
                                                  Years Ended December 31,               December 31,
                                         ------------------------------------------  --------------------
                                                              Pro Forma               Pro Forma
                                         2001(1)   2000(1)   1999 (1)(2)   1999(1)   1999 (1)(2) 1999(1)
                                         --------  --------  ----------- ----------- ----------- --------
                                                             (unaudited) (unaudited) (unaudited)
Statement of Operations Data:
Net revenues............................ $343,083  $316,863   $314,726    $314,726    $157,265   $157,265
Gross profit............................  103,477    95,791    100,496     100,496      48,652     48,652
Goodwill amortization expense...........    2,737     2,528      2,662       2,662       1,422      1,422
Operating income........................   33,617    27,636     27,627      27,815      13,785     13,846
Income before interest and taxes........   33,096    26,876     17,059      18,152      13,325     13,386
Net income..............................   15,596    10,560      9,894      10,550       4,650      4,880
Balance Sheet Data (3):
Total assets............................ $386,121  $347,062   $367,085    $367,085    $367,085   $367,085
Total debt (4)..........................   97,662    91,533    125,127     125,127     125,127    125,127
Shareholders' equity....................  222,440   191,181    183,409     183,409     183,409    183,409
Total capitalization....................  320,102   282,714    308,536     308,536     308,536    308,536
Other Financial Data:
EBITDA.................................. $ 46,346  $ 41,790   $ 41,790    $ 41,572    $ 21,123   $ 21,184
Cash flow provided by (used in):
  Operating activities..................   44,847    31,700       (519)        137     (15,059)   (14,829)
  Investing activities..................  (14,501)    5,827    (21,762)    (21,762)     (5,171)    (5,171)
  Financing activities..................   18,618   (34,683)    24,245      23,589      18,666     18,436
Net interest expense....................    7,102     9,276      9,823       8,918       4,864      4,542
Capital expenditures....................    4,950     3,743     11,984      11,984       4,557      4,557
Diluted earnings per common share (5)... $   1.04  $   0.78        n/a         n/a         n/a        n/a
Diluted weighted average common shares
 outstanding (5)........................   15,023    13,480        n/a         n/a         n/a        n/a
Cash dividends declared per common share $   0.15  $ 0.1125        n/a         n/a    $      -   $      -

                                                Fiscal Years Ended June 30,
                                         ----------------------------------------
                                          Pro Forma
                                          1999 (2)     1999      1998      1997
                                         ----------- --------  --------  --------
                                         (unaudited)
Statement of Operations Data:
Net revenues............................  $324,258   $324,258  $291,580  $275,758
Gross profit............................   103,646    103,646    93,428    87,412
Goodwill amortization expense...........     2,779      2,779       994       890
Operating income........................    29,297     29,550    38,191    33,906
Income before interest and taxes........    29,526     29,779    38,497    33,233
Net income..............................    11,736     12,510    22,425    19,614
Balance Sheet Data (3):
Total assets............................  $362,370   $359,043  $256,914  $212,727
Total debt (4)..........................   116,248     26,582    15,753    13,252
Shareholders' equity....................   169,590    259,256   168,656   137,277
Total capitalization....................   285,838    285,838   184,409   150,529
Other Financial Data:
EBITDA..................................  $ 42,288   $ 42,541  $ 46,341  $ 40,149
Cash flow provided by (used in):
  Operating activities..................    19,754     20,528    21,075    27,842
  Investing activities..................   (82,704)   (82,704)  (29,197)   (6,792)
  Financing activities..................    63,719     62,945    11,633   (17,805)
Net interest expense....................     9,845      8,808     3,471     3,274
Capital expenditures....................     9,499      9,499     6,115     5,457
Diluted earnings per common share (5)...       n/a        n/a       n/a       n/a
Diluted weighted average common shares
 outstanding (5)........................       n/a        n/a       n/a       n/a
Cash dividends declared per common share       n/a        n/a       n/a       n/a

--------
Notes:

(1) The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the six months ended December 31, 1999 includes, respectively, $0.2 million, $1.9 million, $0.7 million and $0.7 million of special charges associated with the closure, consolidation and reorganization of manufacturing plants.
(2) As adjusted for the spin-off for: the assumption by CIRCOR of selected indebtedness from Watts; our credit facility and the placement of $75.0 million of senior unsecured notes.
(3) The balance sheet data as of June 30, 1997 is unaudited.
(4) Includes capitalized leases of: $0.0 million; $0.1 million; $0.6 million; and $4.1 million as of December 31, 2001, 2000, and 1999 and June 30, 1999, respectively.
(5) Diluted earnings per common share and diluted weighted average common shares outstanding are applicable only for quarterly and annual periods ended after December 31, 1999, since we were not a publicly-owned company with a capital structure of our own until after the October 18, 1999 spin-off. See Notes 2 and 15 of the consolidated financial statements for an explanation of pro forma earnings per share.
n/a not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11/th/ terrorist attacks and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption "Certain Risk Factors That May Affect Future Results". We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

    On October 18, 1999, we became a publicly-owned company via a tax-free distribution of our common stock to the shareholders of our former parent company, Watts. Additionally, we changed our fiscal year end from June 30/th/ to December 31/th/. The comparisons to prior year periods pertain to the historical results of these operations under Watts which later were transferred to us in connection with the spin-off.

Basis of Presentation

    Our consolidated financial statements contained elsewhere in this report present our financial condition, results of operations and cash flows as if we had been an independent, publicly-owned company for all periods presented. To facilitate such presentation, we made certain allocations of previously unallocated Watts interest and general and administrative expenses, as well as computed separate tax provisions. Our consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

    Effective July 1, 1999, we changed our fiscal year-end from June 30/th/ to December 31/th/. Accordingly, the audited consolidated financial statements include the results for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the year ended June 30, 1999. In addition to the audited consolidated financial statements and related Notes, unaudited financial information for the year ended December 31, 1999 has been presented to enhance comparability.

    We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

Critical Accounting Policies

    The following discussion of accounting policies is intended to supplement the section "Summary of Significant Accounting Policies" presented in Note 1 to our consolidated financial statements. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records.

    Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

  Revenue Recognition and Allowance for Sales Return and Doubtful Accounts

    Revenue is recognized when products are shipped and title has passed to the customer provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Allowances for sales returns and doubtful accounts are recorded as revenues are recognized based upon historical experience. Adjustments to the allowance accounts are made as new information becomes available. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

  Inventory

    Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out ("FIFO") basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the operating unit level. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

  Goodwill and Impairment of Long-Lived Assets

    We perform impairment analyses of our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. We have not recorded impairment charges for the any of the fiscal periods presented in the consolidated financial statements included in this report.

    The adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, will change our methodology for assessing goodwill impairments. We have not completed our analysis of the application of this statement and therefore have not identified any transitional impairment loss due to the difference in the methods of calculating impairment. We will complete our analysis of our value of goodwill and intangible assets and identify the amount of any related impairment in 2002.

  Other Reserves

    We establish reserves for other exposures, such as environmental claims, product liability, litigation, product warranty costs and for the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

    The following tables set forth the results of operations, percentage of net revenue and the yearly percentage change in certain financial data for the years ended December 31, 2001 and 2000:

                                                 Year Ended December 31,
                                             ------------------------------
                                                  2001            2000       % Change
                                             --------------  --------------  --------
                                                 (Dollars in thousands)
Net revenues................................ $343,083 100.0% $316,863 100.0%    8.3%
Cost of revenues............................  239,606  69.8   221,072  69.8     8.4
                                             -------- -----  -------- -----
 Gross profit...............................  103,477  30.2    95,791  30.2     8.0
Selling, general and administrative expenses   66,919  19.5    63,718  20.1     5.0
Goodwill amortization expense...............    2,737   0.8     2,528   0.8     8.3
Special charges.............................      204   0.1     1,909   0.6   (89.3)
                                             -------- -----  -------- -----
 Operating income...........................   33,617   9.8    27,636   8.7    21.6
Other expense:
 Interest expense, net......................    7,102   2.1     9,276   2.9   (23.4)
 Other expense, net.........................      521   0.1       760   0.2   (31.4)
                                             -------- -----  -------- -----
Income before income taxes..................   25,994   7.6    17,600   5.6    47.7
Provision for income taxes..................   10,398   3.1     7,040   2.3    47.7
                                             -------- -----  -------- -----
 Net Income................................. $ 15,596   4.5% $ 10,560   3.3%   47.7%
                                             ======== =====  ======== =====

    Net revenues for the year ended December 31, 2001 increased by $26.2 million, or 8.3%, to $343.1 million compared to $316.9 million for the year ended December 31, 2000. The increase in net revenues for the year ended December 31, 2001 was attributable to the following:

                                                  Total                           Foreign
            Segment               2001     2000   Change  Acquisitions Operations Exchange
            -------             -------- -------- ------- ------------ ---------- --------
                                                      (In thousands)
Instrumentation & Thermal Fluid
  Controls..................... $186,257 $178,237 $ 8,020    $9,911     $  (743)  $(1,148)
Petrochemical..................  156,826  138,626  18,200         -      21,224    (3,024)
                                -------- -------- -------    ------     -------   -------
Total.......................... $343,083 $316,863 $26,220    $9,911     $20,481   $(4,172)
                                ======== ======== =======    ======     =======   =======

    The Instrumentation and Thermal Fluid Controls Products segment accounted for 54.3% of net revenues for the year ended December 31, 2001 compared to 56.3% for the year ended December 31, 2000. The Petrochemical Products segment accounted for 45.7% of net revenues for the year ended December 31, 2001 compared to 43.7% for the year ended December 31, 2000.

    Instrumentation and Thermal Fluid Controls Product revenues increased $8.0 million, or 4.5%, for the year ended December 31, 2001. Revenue increases were due to: $9.9 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000, and from the RTK and SART companies acquired at the end of June 2001; a $2.0 million net increase in thermal fluid controls revenues resulting from general year-over-year demand and increased shipments of marine and industrial steam trap applications offset by reduced revenues for commercial and other industrial applications; and a $3.5 million increase in revenues from European power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by a $6.2 million decrease in North American and Asian demand for products in our instrumentation applications, principally the result of lower demand in the chemical processing, semi-conductor manufacturing and general industrial markets; and a $1.1 million reduction resulting from changes in exchange rates affecting our European business units. Revenues from aerospace customers were relatively unchanged as gains early in the year were offset by a reduction in revenues following the September 11/th/ terrorist attacks. The $18.2 million increase in Petrochemical Products revenues, or 13.1%, was the result of: $11.5 million in higher North American revenues related to increased customer spending on maintenance and repair and increased capital project spending in both the oil and gas markets; a $9.1 million increase in revenues from our Italian based operation due to higher shipments of products for large international oil and gas construction projects; and a $0.6 million increase in revenues from Chinese customers. These increases were partially offset by a $3.0 million decrease resulting from changes in exchange rates which affected our Canadian and Italian-based operations.

    Gross profit increased $7.7 million, or 8.0%, to $103.5 million for the year ended December 31, 2001 compared to $95.8 million for the year ended December 31, 2000. Gross margin remained the same at 30.2% for both 2001 and 2000. Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.4 million as a result of: a $3.4 million increase from the prior year acquisition of the Rockwood Swendeman product line and the current year acquisitions of RTK and SART; partially offset by a net decrease of $2.7 million from lower gross profit from operations. Instrumentation and Thermal Fluid Controls segment gross profits were negatively affected by the slowdown in the general industrial market. Despite spending cuts instituted during the year, unabsorbed manufacturing costs decreased gross profit for this segment. This segment's gross margin also decreased by $0.3 million due to unfavorable foreign exchange. Gross profit for the Petrochemical Products segment increased $7.3 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Gross profit improvement of $7.9 million was primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide oil and gas markets; selective price increases and improved margins in our Italian-based manufacturing operation. During the year ended December 31, 2000, both gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in one of our key North American plants. Gross profits for our Italian-based operation increased in 2001 despite accepting reduced margin contracts that were shipped and recognized in the first quarter. The Italian plant's first quarter competitive pricing strategy, for certain large oil and gas projects, enabled us to demonstrate our engineering and manufacturing capabilities on the largest size ball valves and qualified us for follow-on application orders. Unfavorable current year foreign currency exchange rates reduced gross profit for the Petrochemical Products segment by $0.6 million.

    Selling, general and administrative expenses increased $3.2 million, or 5.0%, to $66.9 million for the year ended December 31, 2001 compared with $63.7 million for the year ended December 31, 2000. Operating expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.3 million. This increase resulted from $1.3 million incremental current year operating expenses related to the acquisitions of the Rockwood Swendeman product line and RTK and SART. This increase was partially offset by $0.4 million of operational expense reductions in our other businesses and $0.2 million lower expenses due to changes in foreign currency exchange rates. The Petrochemical Products segment operating expenses increased $0.8 million for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily the result of $1.2 million of increased variable selling and other operating expenses, partially offset by a $0.4 million decrease due to changes in foreign currency exchange rates. Corporate spending increased by $1.0 million for the year ended December 31, 2001, attributable to higher variable employee compensation and acquisition search expenses compared to the year ended December 31, 2000. Worldwide operating expenses decreased $0.6 million as a result of changes in foreign currency exchange rates.

    Goodwill amortization expense increased by $0.2 million to $2.7 million for the year ended December 31, 2001 compared to $2.5 million for the year ended December 31, 2000 as a result of the acquisitions of the Rockwood Swendeman product line and RTK and SART. On January 1, 2002, we will adopt Statement No. 142 at which time goodwill will no longer be amortized. See the "New Accounting Standards" section contained within Note 1 to the consolidated financial statements for further information on Statement No. 142.

    Special charges of $0.2 million were incurred in the Petrochemical Products segment for the year ended December 31, 2001. During the year ended December 31, 2000, special charges of $1.9 million were incurred, of which $1.6 million were incurred in the Instrumentation and Thermal Fluid Controls Products segment and $0.3 million in the Petrochemical Products segment. These special charges were associated with the closure, consolidation and reorganization of certain U.S. manufacturing operations and were expensed in the periods as incurred.

    The change in operating income for the year ended December 31, 2001 compared to the year ended December 31, 2000 was as follows:

                                                  Total                            Foreign
            Segment              2001     2000    Change   Acquisitions Operations Exchange
            -------             -------  -------  -------  ------------ ---------- --------
                                                      (In thousands)
Instrumentation & Thermal Fluid
  Controls..................... $30,924  $30,480  $   444     $1,257     $  (754)   $ (59)
Petrochemical..................  10,428    3,868    6,560          -       6,804     (244)
Corporate......................  (7,735)  (6,712)  (1,023)         -      (1,023)       -
                                -------  -------  -------     ------     -------    -----
Total.......................... $33,617  $27,636  $ 5,981     $1,257     $ 5,027    $(303)
                                =======  =======  =======     ======     =======    =====

    Operating income increased $6.0 million, or 21.6%, to $33.6 million for the year ended December 31, 2001 compared to $27.6 million for the year ended December 31, 2000. Operating income in the Instrumentation and Thermal Fluid Controls Products segment increased $0.4 million primarily attributable to improved manufacturing and administrative operating efficiencies and the absence of special charges in the current year, partially offset by the unfavorable impact of unabsorbed manufacturing costs. The $6.5 million increase in operating income in the Petrochemical Products segment was primarily the result of additional gross profits due to: higher current year sales volume; selective price increases; and manufacturing process improvements and efficiencies. Corporate spending increased by $1.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000.

    Net interest expense decreased approximately $2.2 million to $7.1 million for the year ended December 31, 2001 compared to $9.3 million for the year ended December 31, 2000. The decrease was due to: lower average debt balances outstanding; lower average interest rates on variable rate debt; and an increase in current year interest income on invested balances. Significant net positive cash flow generated during our prior year enabled us to reduce our revolving line of credit debt balance to zero as of December 31, 2000. Proceeds from our equity offering in March 2001 were used to: payoff first quarter borrowings from our unsecured revolving line of credit; fund our June 2001 acquisitions; reduce outstanding debt balances of acquired companies; and generate interest income on invested balances.

    Other expense decreased $0.2 million to $0.5 million for the year ended December 31, 2001, compared to $0.8 million for the year ended December 31, 2000, primarily as a result of reductions in net losses from foreign currency exchange rate changes.

    The effective tax rate remained the same at 40.0% for the year ended December 31, 2001 compared to the year ended December 31, 2000.

    Net income increased $5.0 million, or 47.7%, to $15.6 million for the year ended December 31, 2001 compared to $10.6 million for the year ended December 31, 2000. Improved operating results within the Petrochemical Products segment, lower special charges in the current year and reduced net interest expenses were the primary reasons for this change.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 (unaudited)

    The following table sets forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2000 and 1999:

                                                Years Ended December 31,
                                             ------------------------------
                                                  2000            1999       % Change
                                             --------------  --------------  --------
                                                 (Dollars in thousands)
Net revenues................................ $316,863 100.0% $314,726 100.0%    0.7%
Cost of revenues............................  221,072  69.8   214,230  68.1     3.2
                                             -------- -----  -------- -----
 Gross profit...............................   95,791  30.2   100,496  31.9    (4.7)
Selling, general and administrative expenses   63,718  20.1    69,297  22.0    (8.1)
Goodwill amortization expense...............    2,528   0.8     2,662   0.9    (5.0)
Special charges.............................    1,909   0.6       722   0.2   164.4
                                             -------- -----  -------- -----
 Operating income...........................   27,636   8.7    27,815   8.8    (0.6)
Other expense:
 Interest expense, net......................    9,276   2.9     8,918   2.8     4.0
 Other expense, net.........................      760   0.2       745   0.2     2.0
                                             -------- -----  -------- -----
Income before income taxes..................   17,600   5.6    18,152   5.8    (3.0)
Provisions for income taxes.................    7,040   2.3     7,602   2.4    (7.4)
                                             -------- -----  -------- -----
 Net income................................. $ 10,560   3.3% $ 10,550   3.4%    0.1%
                                             ======== =====  ======== =====

    Net revenues for the year ended December 31, 2000 increased by $2.1 million, or 0.7%, to $316.9 million compared to $314.7 million for the year ended December 31, 1999. The increase in net revenues for the period ended December 31, 2000 was attributable to the following:

                                                  Total                            Foreign
            Segment               2000     1999   Change   Acquisitions Operations Exchange
            -------             -------- -------- -------  ------------ ---------- --------
                                                     (In thousands)
Instrumentation & Thermal Fluid
  Controls..................... $178,237 $174,563 $ 3,674     $1,634      $4,065   $(2,025)
Petrochemical..................  138,626  140,163  (1,537)       141       1,216    (2,894)
                                -------- -------- -------     ------      ------   -------
Total.......................... $316,863 $314,726 $ 2,137     $1,775      $5,281   $(4,919)
                                ======== ======== =======     ======      ======   =======

    The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.3% of net revenues in the year ended December 31, 2000 compared to 55.5% for the year ended December 31, 1999. The Petrochemical Products segment accounted for approximately 43.7% of net revenues for the year ended December 31, 2000 compared to 44.5% for the year ended December 31, 1999.

    Instrumentation and Thermal Fluid Controls Products revenues increased $3.7 million, or 2.1%, for the year ended December 31, 2000. The net increase was primarily due to: incremental revenue of $1.6 million as a result of the acquisitions of GO Regulator, in April 1999, and of the Rockwood Swendeman product line, in November 2000; an increase in U.S. instrumentation revenues of $8.0 million, primarily within aerospace markets; a $1.5 million decrease in the volume of European instrumentation product revenues; a $2.4 million decrease in revenues of steam products, resulting from a lower product order backlog at the beginning of the year than in the prior year; and the effect of a weaker Euro which reduced Instrumentation and Thermal Fluid Controls Products revenues by $2.0 million. The net decrease in Petrochemical Products revenues of $1.5 million, or 1.1%, was principally the result of an $8.2 million decrease in revenues from our Italian-based operation due to a reduced number of large oil and gas construction projects and a $2.9 million decrease due to unfavorable exchange rate changes. Those decreases were partially offset by: $8.4 million in higher North American revenues related to improved customer spending on maintenance and repair and small capital projects; the 1999 acquisition of SSI Equipment; and a $1.2 million increase in revenue from Suzhou KF Valve, our Chinese joint venture.

    Gross profit decreased $4.7 million, or 4.7%, to $95.8 million for the year ended December 31, 2000 compared to $100.5 million for the year ended December 31, 1999. Gross margin declined from 31.9% for the year ended December 31, 1999 compared to 30.2% for the year ended December 31, 2000. Gross profit for the Instrumentation and Thermal Fluid Controls Product segment increased $2.3 million as a result of $0.6 million from acquisitions, $2.2 million from operations, which included a $1.2 million benefit of lower estimates to settle product liability claims; and unfavorable net foreign exchange rate changes of $0.5 million. Gross profit for the Petrochemical Products segment decreased $7.0 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was the net result of lower revenues in certain higher margin product lines, resulting from reduced capital project activity for the global oil and gas markets this year coupled with the related negative effects of increasingly competitive pricing and by higher manufacturing costs at a key North American plant which included a $2.0 million charge for physical inventory results and related adjustments. Net foreign exchange rate changes unfavorably affected gross profit for this segment by $0.4 million.

    Selling, general and administrative expenses decreased $5.7 million, or 7.9%, to $66.2 million for the year ended December 31, 2000 compared with $72.0 million for the year ended December 31, 1999. The Instrumentation and Thermal Fluid Controls Products segment reduced operating expenses by $5.4 million including $5.2 million in savings generated from the consolidation of manufacturing and administrative functions, increased expenses of $0.3 million related to acquired businesses and decreased expenses of $0.5 million resulting from favorable foreign exchange rate changes. The Petrochemical Products segment operating expenses decreased by $1.4 million, resulting from $1.0 million of reduced expenses at our Italian-based operation and $0.5 million from the favorable effect of foreign exchange rate changes. Increased corporate spending of approximately $1.2 million reflected additional costs associated with operating as an independent public company.

    Goodwill amortization expense decreased $0.1 million to $2.5 million for the year ended December 31, 2000 compared to $2.6 million for the year ended December 31, 2001. A favorable purchase price adjustment received during 2000 reduced the goodwill amortization reimbursed during the year.

    During the year ended December 31, 2000, special charges of $1.9 million were incurred associated with the closure, consolidation and reorganization of manufacturing operations in both the Instrumentation and Thermal Fluid Controls Products and Petrochemical Products segments. These costs consisted primarily of severance for terminated employees and exit costs associated with plant closures, including relocation of manufacturing equipment. During the year ended December 31, 1999, similar special charges of $0.7 million were incurred in the Instrumentation and Thermal Fluid Controls Products segment.

    The change in operating income for the year ended December 31, 2000 compared to the year ended December 31, 1999 was as follows:

                                                  Total                            Foreign
            Segment              2000     1999    Change   Acquisitions Operations Exchange
            -------             -------  -------  -------  ------------ ---------- --------
                                                     (In thousands)
Instrumentation & Thermal Fluid
  Controls..................... $30,480  $23,619  $ 6,861      $166      $ 6,675     $ 20
Petrochemical..................   3,868    9,744   (5,876)       12       (6,021)     133
Corporate......................  (6,712)  (5,548)  (1,164)        -       (1,164)       -
                                -------  -------  -------      ----      -------     ----
Total.......................... $27,636  $27,815  $  (179)     $178      $  (510)    $153
                                =======  =======  =======      ====      =======     ====

    The increase in operating income in the Instrumentation and Thermal Fluid Controls Products segment was primarily attributable to improved manufacturing and administrative operating efficiencies, a $1.2 million benefit of lower estimates to settle product liability claims and incremental profit from higher revenues and acquisitions. These gains were partially offset by lower manufacturing overhead absorption, resulting from the lower production requirements and by the effects of the special charges incurred during the year ended December 31, 2000, compared to the year ended December 31, 1999. The decrease in operating income in the Petrochemical Products segment was primarily due to lower gross profit as a result of competitive pricing pressures, manufacturing cost inefficiencies, which included a $2.0 million charge for physical inventory results and related adjustments, and the special charges related to manufacturing consolidation which were offset, in part, by reduced operating expenses. Additional corporate expenses of $1.2 million were incurred while we were operating as an independent public company.

    Net interest expense increased $0.4 million to $9.3 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to higher current year interest rates.

    Other non-operating expense remained unchanged for the year ended December 31, 2000.

    The effective tax rate decreased to 40.0% for the year ended December 31, 2000 compared to 41.9% for the year ended December 31, 1999, due to the implementation of various tax strategies in 2000.

    Net income remained unchanged for the year ended December 31, 2000. Improved operating results within the Instrumentation and Thermal Fluid Controls Products segment were offset by the decrease in performance within the Petrochemical Products segment and higher special charges related to consolidation activities identified above.

    The combined results of operations were impacted by the effect that changes in foreign exchange rates had on our international subsidiaries' operating results. Changes in foreign exchange rates had a favorable impact of $0.3 million on net income for the year ended December 31, 2000 compared to the year ended December 31, 1999.

Liquidity and Capital Resources

    The following table summarizes our cash flow activities for the periods indicated (in thousands):

                                                                Year Ended
                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flow from:
  Operating activities..................................... $ 44,847  $ 31,700
  Investing activities.....................................  (14,501)    5,827
  Financing activities.....................................   18,618   (34,683)
  Effect of exchange rates on cash balances................     (146)      195
                                                            --------  --------
Increase in cash and cash equivalents...................... $ 48,818  $  3,039
                                                            ========  ========

    During the year ended December 31, 2001, we generated $44.8 million in cash flow from operating activities. Net income and non-cash depreciation and amortization charges provided $28.6 million of operating cash flows. Significant reductions in working capital provided $15.9 million of cash. Reductions in inventory balances were principally realized through constant monitoring of product demand, stocking levels and minimum stock purchase requirements. The $14.5 million used for investing activities included: $9.6 million for the acquisitions of the Rockwood Swendeman product line and the RTK and SART companies, and $5.0 million for the purchase of capital equipment. We generated $18.6 million from financing activities that included: additional net borrowings of $1.7 million from short-term international credit facilities; $2.2 million used to pay dividends to shareholders; and $18.7 million received from our follow-on issuance of common stock. The effects of exchange rate changes on cash and cash equivalents reduced cash balances by $0.1 million.

    Our capital expenditure budget for the fiscal year ending December 31, 2002 is $7.5 million. Capital expenditures are primarily for manufacturing machinery and equipment to further improve and consolidate manufacturing operations.

    As of December 31, 2001 and 2000, we had no amounts outstanding under our corporate unsecured revolving credit facility. Under the credit facility agreement we are required to pay an unused facility fee of 0.35% per annum, and are able to borrow at interest rates that may vary, either the Euro dollar rate plus 1.5% or at the prime rate specified by the agent. As of December 31, 2001, we had $75.0 million available under the revolving credit agreement to support our acquisition program, working capital requirements and general corporate purposes.

    The ratio of current assets to current liabilities as of December 31, 2001 was 3.4:1 compared to 3.8:1 as of December 31, 2000. Cash and cash equivalents were $57.0 million as of December 31, 2001 compared to $8.2 million as of December 31, 2000. Net debt as a percentage of total net capital employed was 15.5% as of December 31, 2001 compared to 30.4% as of December 31, 2000.

    Beginning on October 19, 2002, we will commence making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

    Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2001 and 2000.

    On January 26, 2001, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register our offering of 1,552,500 shares of our common stock. On March 1, 2001, we filed Amendment No. 1 to the Form S-3. On March 16, 2001, we completed the equity offering in which we sold all 1,552,500 shares of our common stock at $13.25 per share. We received net cash proceeds of $18.7 million, after deducting underwriters' fees and other estimated issuance and distribution expenses.

    On February 5, 2002, the minority interest shareholder of RTK exercised the put option rights granted in the purchase agreement, agreeing to sell us the remaining 25% interest in RTK. Accordingly, we expect to distribute an additional $2.3 million for the purchase of this 25% interest in RTK during the first quarter of calendar 2002.

    From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the year ended December 31, 2001 in connection with any of these matters.

    The following table summarizes our significant contractual obligations and commercial commitments that affect our liquidity (in thousands):

                                                   Payments due by Period
                                        ---------------------------------------------
                                                 Less Than  1 - 3   4 - 5
                                         Total    1 Year    Years   Years  Thereafter
                                        -------- --------- ------- ------- ----------
Contractual Obligation:
Notes payable.......................... $  3,652  $ 3,652  $     - $     -  $     -
Current portion of long-term debt......   16,192   16,192        -       -        -
                                        --------  -------  ------- -------  -------
    Total short-term borrowings........   19,844   19,844        -       -        -
                                        --------  -------  ------- -------  -------
Long-term debt, less current portion...   77,818        -   31,844  38,412    7,562
Operating leases.......................   13,245    2,856    4,737   3,197    2,455
                                        --------  -------  ------- -------  -------
    Total contractual cash obligations. $110,907  $22,700  $36,581 $41,609  $10,017
                                        ========  =======  ======= =======  =======
Other Commercial Commitments:
U.S. standby letters of credit......... $  1,116  $   504  $   612 $     -  $     -
International standby letters of credit    3,331    1,347    1,840      29      115
Commercial contract commitments........    2,423        -        -       -        -
                                        --------  -------  ------- -------  -------
    Total commercial commitments....... $  6,870  $ 1,851  $ 2,452 $    29  $   115
                                        ========  =======  ======= =======  =======

    We anticipate that available funds, including the remaining net proceeds from the offering and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months.

Effects of Recent Accounting Pronouncements

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows. See Note 7 "Derivative Instruments and Hedging Activities" for further details.

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

    As of the date of adoption, we have unamortized goodwill of $89.8 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statements Nos. 141 and 142. We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.5 million and $1.9 million for the years ended December 31, 2001 and 2000, respectively. Due to the extensive effort needed to comply with adopting Statements Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, we will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. We are in the process of determining the impact of this statement.

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and establishes a single accounting method for valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We currently cannot determine the potential effects this statement will have on our financial position since the provisions of this Statement, generally, only to apply to new disposal activities initiated after the adoption of this Statement.

              CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read "forward-looking statements" elsewhere in this report. You can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," or "continue," the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur.

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

We face the continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11/th/ terrorist attacks and related matters.

    The terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the terrorist attacks, compounded with the slowing national economy, have resulted in reduced revenues in the aerospace markets for fiscal year 2001. Additional terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, our facilities, our joint partners or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war of hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Europe and the People's Republic of China, we may be impacted by terrorist actions against, not only the United States, but in other parts of the world as well. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

    One of our strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary instrumentation and thermal fluid controls and petrochemical products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates which may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies acquired in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management's attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

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

    We obtain our raw materials for the manufacture of our products from third-party suppliers. We do not have contracts with many of these suppliers that require them to sell us the materials we need to manufacture our products. In the last few years, stainless steel, iron and carbon steel, in particular, have each increased in price as a result of increases in demand. While historically we have not experienced difficulties in obtaining the raw materials we require (including stainless steel, cast iron and carbon steel), we cannot be certain that our suppliers will continue to provide us with the raw materials we need in the quantities requested or at a price we are willing to pay. In the past we have been able to partially offset increases in the cost of raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, we may be subject to delays caused by interruption in production of materials for reasons we cannot control. These include job actions or strikes by employees of suppliers, transportation interruptions and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, could have a material adverse effect on our business, financial condition or results of operations.

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

    We are subject to a variety of laws regarding our international trade practices including regulations issued by the United States Customs Service, the Bureau of Export Administration, the Department of State, and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to and increase the cost of obtaining products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and/or financial penalties that could result in substantial costs.

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

Interest Rate Sensitivity Risk

    As of December 31, 2001, our primary interest rate risk related to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2001. Based upon expected levels of borrowings under our credit facility in 2002 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

    We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2001, we had forward contracts to buy foreign currencies with a face value of $2.3 million. These contracts mature on various dates between January and June 2002. Net unrealized gains attributable to foreign currency forward contracts were less than $0.1 million at December 31, 2001 and $0.4 million at December 31, 2000. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CIRCOR INTERNATIONAL, INC
                  Index to Consolidated Financial Statements

                                                                                                            Page
                                                                                                            ----
Independent Auditors' Report...............................................................................  38

Consolidated Balance Sheets as of December 31, 2001 and 2000...............................................  39

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 for the six months ended December 31, 1999, and 1998 (unaudited) and for the fiscal year ended June 30, 1999................  40

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999 and 1998 (unaudited) and for the fiscal year ended June 30, 1999.................  41

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999, and for the fiscal year ended June 30, 1999..............................  42

Notes to the Consolidated Financial Statements.............................................................  43

ITEM 9. FINANCIAL DISCLOSURE CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing under the sections "Information Regarding Directors" and "Information Regarding Executive Officers" in our Definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held on April 25, 2002 in incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information appearing under the section "Executive Compensation" in our Definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held April 25, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing under the section "Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officials of the Company" in our Definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held April 25, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing under the section "Certain Relationships and Related Transactions" in our Definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held April 25, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

      The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

                                                                                                   Page
-                                                                                                  ----
      Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000 for the six months ended December 31, 1999 and the fiscal year ended June 30,
      1999........................................................................................  68

    All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)  Exhibits


Exhibit
  No.                                          Description and Location
  ---                                          ------------------------
  2     Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
  2.1   Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of
        October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR
        International, Inc.'s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 ("Amendment No. 2 to the Form 10").
  3     Articles of Incorporation and By-Laws:
  3.1   The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.'s Registration Statement on Form 10,
        File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 ("Form
        10").
  3.2   The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10.
  3.3   Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR
        International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred
        Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.'s Registration
        Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on
        October 21, 1999 ("Form 8-A").
  4     Instruments Defining the Rights of Security Holders, Including Debentures:
  4.1   Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and
        BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.
  9     Voting Trust Agreements:
  9.1   The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of
        September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the
        Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and
        Exchange Commission on September 22, 1999 ("Amendment No. 1 to the Form 10").
 10     Material Contracts:
 10.1   CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10.
 10.2   Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.
 10.3   Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and
        Incentive Plan (Five Year Graduated Vesting Schedule) is incorporated herein by reference to
        Exhibit 10.3 to Amendment No. 1 to the Form 10.

Exhibit
  No.                                            Description and Location
  ---                                            ------------------------
 10.4   Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and
        Incentive Plan (Performance Accelerated Vesting Schedule) is incorporated herein by reference to Exhibit
        10.4 to Amendment No. 1 to the Form 10.
 10.5   Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10.
 10.6   CIRCOR International, Inc. Management Stock Purchase Plan is incorporated herein by reference to
        Exhibit 10.6 to Amendment No. 1 to the Form 10.
 10.7   Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10.
 10.8   Supply Agreement between Watts Industries, Inc. and CIRCOR International, Inc. is incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to the Form 10.
 10.9   Trademark License Agreement between Watts Industries, Inc. and CIRCOR International, Inc. is
        incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Form 10.
 10.10  Lease Agreement, dated as of February 14, 1999, between BY-PASS 85 Associates, LLC and CIRCOR
        International, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the
        Form 10.
 10.11  Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of
        Boston, as Trustee, dated June 1, 1994 is incorporated herein by reference to Exhibit 10.14 of the Watts
        Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and
        Exchange Commission on September 26, 1994.
 10.12  Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls,
        Inc. dated July 1, 1994 is incorporated herein by reference to Exhibit 10.15 of the Watts Industries, Inc.
        Annual Report on Form 10-K, File No. 0-14787, filed with the Securities and Exchange Commission on
        September 26, 1994.
 10.13  Trust Indenture from Hillsborough County Industrial Development Authority to The First National
        Bank of Boston, as Trustee, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.17 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and Exchange Commission on September 26, 1994.
 10.14  Form of Indemnification Agreement between CIRCOR and each of its directors is incorporated herein by reference to Exhibit 10.20 to the Form 10.
 10.15  Executive Employment Agreement between CIRCOR, Inc. and David A. Bloss, Sr., dated as of
        September 16, 1999 is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10.
 10.16  Amended and Restated Letter of Credit, Reimbursement and Guaranty Agreement dated as of October
        18, 1999 among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and First
        Union National Bank as Letter of Credit Provider is incorporated herein by reference to Exhibit 10.17 to
        CIRCOR International, Inc.'s Current Report on Form 8-K,
        File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
 10.17  Amended and Restated Letter of Credit, Reimbursement and Guaranty Agreement dated as of October
        18, 1999 among Spence Engineering Company, Inc. as Borrower, CIRCOR International, Inc., as
        Guarantor, and First Union National Bank as Letter of Credit Provider is incorporated herein by reference to Exhibit 10.18 to CIRCOR International, Inc.'s Current Report on Form 8-K,
        File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
 10.18  Credit Agreement, dated as of October 18, 1999, by and among CIRCOR International, Inc., a
        Delaware corporation, as Borrower, each of the Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders, BankBoston, N.A., as
        Syndication Agent, First Union National Bank, as Documentation Agent and ING Barings LLC, as
        Arranger for the Lenders is incorporated herein by reference to Exhibit 10.19 to CIRCOR International,
        Inc.'s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange
        Commission on October 21, 1999.

Exhibit
  No.                                            Description and Location
  ---                                            ------------------------
 10.19  Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR International, Inc., a
        Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is incorporated herein by reference to Exhibit 10.20 to CIRCOR International, Inc.'s
        Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
 10.20  Sharing agreements regarding the rights of debt holders relative to one another in the event of insolvency is incorporated herein by reference to Exhibit 10.21 on From 10 Q/A filed with the Securities and
        Exchange Commission on August 14, 2000.
 10.21  Executive Change of Control Agreement between CIRCOR, Inc. and Alan R. Carlsen dated
        August 8, 2000 is incorporated herein by reference to Exhibit 10.23 on Form 10-Q, File No. 001-
        14962, filed with the Securities and Exchange Commission on November 14, 2000.
 10.22  Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth W. Smith dated August
        8, 2000 is incorporated herein by reference to Exhibit 10.24 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.
 10.23  Executive Change of Control Agreement between CIRCOR, Inc. and Stephen J. Carriere dated August
        8, 2000 is incorporated herein by reference to Exhibit 10.25 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
 10.24  Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass dated August 8,
        2000 is incorporated herein by reference to Exhibit 10.26 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
 10.25  Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August
        1, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
*10.26  First Amendment to Executive Change of Control Agreement between David A. Bloss, Sr. and
        CIRCOR, Inc. dated December 7, 2001.
*10.27  First Amendment to Executive Change of Control Agreement between Alan R. Carlsen and CIRCOR,
        Inc. dated December 7, 2001.
*10.28  First Amendment to Executive Change of Control Agreement between Kenneth W. Smith and
        CIRCOR, Inc. dated December 7, 2001.
*10.29  First Amendment to Executive Change of Control Agreement between Stephen J. Carriere and
        CIRCOR, Inc. dated December 7, 2001.
*10.30  First Amendment to Executive Change of Control Agreement between Alan J. Glass and CIRCOR, Inc.
        dated December 7, 2001.
*10.31  First Amendment to Executive Change of Control Agreement between Paul M. Coppinger and
        CIRCOR, Inc. dated December 7, 2001.
*10.32  Executive Change of Control Agreement between Douglas E. Frank and CIRCOR, Inc. dated December
        7, 2001.
*10.33  Executive Change of Control Agreement between Carl J. Nasca and CIRCOR, Inc. dated
        December 7, 2001.
*10.34  Executive Change of Control Agreement between Barry L. Taylor, Sr. and CIRCOR, Inc. dated
        December 7, 2001.
*21     Schedule of Subsidiaries of CIRCOR International, Inc.
*23     Consent of KPMG LLP.

--------
*   Filed herewith.

(b) Reports on Form 8-K.

   The registrant filed no Current Reports on Form 8-K during the three-month period ended December 31, 2001.

(c) See Item 14(a) 3 above.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CIRCOR INTERNATIONAL, INC.

                                          By:  /S/  DAVID A. BLOSS, SR.
                                              ----------------------------------
                                                  David A. Bloss, Sr.
                                                  Chairman, President and
                                                  Chief Executive Officer

                                          Date:  March 12, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                  Date
          ---------                         -----                  ----

/S/ DAVID A. BLOSS, SR.         Chairman, President, Chief    March 12, 2002
-----------------------------     Executive Officer and
  David A. Bloss, Sr.             Director (Principal
                                  Executive Officer)

/S/ KENNETH W. SMITH            Vice President, Chief         March 12, 2002
-----------------------------     Financial Officer and
  Kenneth W. Smith                Treasurer (Principal
                                  Financial Officer)

/S/ STEPHEN J. CARRIERE         Vice President, Corporate     March 12, 2002
-----------------------------     Controller and Assistant
  Stephen J. Carriere             Treasurer (Principal
                                  Accounting Officer)
/S/ DEWAIN K. CROSS             Director                      March 12, 2002
-----------------------------
  Dewain K. Cross

/S/ DAVID F. DIETZ              Director                      March 12, 2002
-----------------------------
  David F. Dietz

/S/ TIMOTHY P. HORNE            Director                      March 12, 2002
-----------------------------
  Timothy P. Horne

/S/ DANIEL J. MURPHY, III       Director                      March 12, 2002
-----------------------------
  Daniel J. Murphy, III

/S/ THOMAS N. TULLO             Director                      March 12, 2002
-----------------------------
  Thomas N. Tullo

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CIRCOR International, Inc.

    We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999, and the fiscal year ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999, and the fiscal year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
February 5, 2002

                          CIRCOR INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                          December 31,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................................ $ 57,010  $  8,192
 Trade accounts receivable, less allowance for doubtful accounts of $2,637 and $2,831,
   respectively.......................................................................   58,855    58,457
 Inventories..........................................................................   99,879   111,258
 Prepaid expenses and other current assets............................................    4,450     6,192
 Deferred income taxes................................................................    5,998     6,141
                                                                                       --------  --------
     Total Current Assets.............................................................  226,192   190,240
PROPERTY, PLANT AND EQUIPMENT, NET....................................................   66,973    64,794
OTHER ASSETS:
 Goodwill, net of accumulated amortization of $17,040 and $14,303, respectively.......   89,833    87,741
 Other assets.........................................................................    3,123     4,287
                                                                                       --------  --------
TOTAL ASSETS.......................................................................... $386,121  $347,062
                                                                                       ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable..................................................................... $ 27,593  $ 30,767
 Accrued expenses and other current liabilities.......................................   12,365    14,096
 Accrued compensation and benefits....................................................    5,853     4,757
 Income taxes payable.................................................................    1,782         -
 Notes payable and current portion of long-term debt..................................   19,844       940
                                                                                       --------  --------
     Total Current Liabilities........................................................   67,437    50,560
LONG-TERM DEBT, NET OF CURRENT PORTION................................................   77,818    90,593
DEFERRED INCOME TAXES.................................................................    2,576     2,873
OTHER NONCURRENT LIABILITIES..........................................................    9,794     7,490
MINORITY INTEREST.....................................................................    6,056     4,365
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and
   outstanding........................................................................        -         -
 Common stock, $0.01 par value; 29,000,000 shares authorized; 14,861,890 and
   13,262,891 issued and outstanding at December 31, 2001 and 2000, respectively......      149       133
 Additional paid-in capital...........................................................  200,559   181,184
 Retained earnings....................................................................   25,878    12,451
 Accumulated other comprehensive loss.................................................   (4,146)   (2,587)
                                                                                       --------  --------
     Total Shareholders' Equity.......................................................  222,440   191,181
                                                                                       --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................ $386,121  $347,062
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

                          CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                       Fiscal Year
                                                 Year Ended        Six Months Ended       Ended
                                                December 31,         December 31,       June 30,
                                             ------------------  --------------------  -----------
                                               2001      2000      1999       1998        1999
                                             --------  --------  --------  ----------- -----------
                                                                           (unaudited)
Net revenues................................ $343,083  $316,863  $157,265   $166,797    $324,258
Cost of revenues............................  239,606   221,072   108,613    114,995     220,612
                                             --------  --------  --------   --------    --------
     GROSS PROFIT...........................  103,477    95,791    48,652     51,802     103,646

Selling, general and administrative expenses   66,919    63,718    32,662     34,981      71,317
Goodwill amortization expense...............    2,737     2,528     1,422      1,240       2,779
Special charges.............................      204     1,909       722          -           -
                                             --------  --------  --------   --------    --------
     OPERATING INCOME.......................   33,617    27,636    13,846     15,581      29,550
                                             --------  --------  --------   --------    --------
Other (income) expense:
 Interest income............................     (922)     (451)      (90)      (192)       (333)
 Interest expense...........................    8,024     9,727     4,632      4,624       9,141
 Other, net.................................      521       760       460       (514)       (229)
                                             --------  --------  --------   --------    --------
     TOTAL OTHER EXPENSE....................    7,623    10,036     5,002      3,918       8,579
                                             --------  --------  --------   --------    --------
INCOME BEFORE INCOME TAXES..................   25,994    17,600     8,844     11,663      20,971
Provision for income taxes..................   10,398     7,040     3,964      4,823       8,461
                                             --------  --------  --------   --------    --------
     NET INCOME............................. $ 15,596  $ 10,560  $  4,880   $  6,840    $ 12,510
                                             ========  ========  ========   ========    ========

Earnings per common share:
 Basic......................................    $1.08     $0.80         *          *           *
 Diluted....................................    $1.04     $0.78         *          *           *

Weighted average common shares outstanding:
 Basic......................................   14,477    13,238         *          *           *
 Diluted....................................   15,023    13,480         *          *           *

* See Notes 2 and 15 of the consolidated financial statements for information pertaining to pro forma earnings per share.


  The accompanying Notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        Year Ended         Six Months Ended     Fiscal Year Ended
                                                       December 31,          December 31,           June 30,
                                                    ------------------  ----------------------  -----------------
                                                      2001      2000      1999        1998            1999
                                                    --------  --------  --------  ------------  -----------------
OPERATING ACTIVITIES                                                               (unaudited)
Net income......................................... $ 15,596  $ 10,560  $  4,880  $      6,840      $ 12,510
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation....................................    9,977    10,141     5,468         4,517         9,440
   Amortization....................................    3,069     2,864     1,608         1,418         3,322
   Deferred income taxes (benefit).................      284     1,326    (3,503)          642         4,193
   Gain on disposal of property, plant and
     equipment.....................................      (22)     (312)     (285)          (78)          (54)
   Changes in operating assets and liabilities,
     net of effects from business acquisitions:
     Trade accounts receivable.....................    1,291     1,681   (11,274)        7,681        13,665
     Inventories...................................   12,927    (4,147)    1,340         2,277           209
     Prepaid expenses and other assets.............    3,532     1,357      (570)       (1,483)       (3,102)
     Accounts payable, accrued expenses and
       other liabilities...........................   (1,807)    8,230   (12,493)      (16,252)      (19,655)
                                                    --------  --------  --------  ------------      --------
Net cash provided by (used in) operating activities   44,847    31,700   (14,829)        5,562        20,528
                                                    --------  --------  --------  ------------      --------
INVESTING ACTIVITIES
Additions to property, plant and equipment.........   (4,950)   (3,743)   (4,557)       (2,072)       (9,499)
Disposal of property, plant and equipment..........       66     4,179       298           169         1,208
(Increase) decrease in other assets................        -        (4)        -            56             -
Business acquisitions, net of cash acquired........   (9,617)   (4,105)     (912)      (64,266)      (74,413)
Purchase price adjustment on previous acquisition..        -     9,500         -             -             -
                                                    --------  --------  --------  ------------      --------
Net cash provided by (used in) investing activities  (14,501)    5,827    (5,171)      (66,113)      (82,704)
                                                    --------  --------  --------  ------------      --------
FINANCING ACTIVITIES
Proceeds from long-term borrowings.................   17,952    36,172   188,643         1,738         4,331
Payments of long-term debt.........................  (16,241)  (69,590)  (90,157)       (6,962)      (20,646)
Proceeds from the issuance of common stock, net
  of issuance costs................................   18,698         -         -             -             -
Dividends paid.....................................   (2,169)   (1,502)        -             -             -
Proceeds from the exercise of stock options........      369       179         -             -             -
Conversion of restricted stock units...............        9        58         -             -             -
Net intercompany activity with Watts
  Industries, Inc..................................        -         -    15,950        63,016        79,260
Partial payment of investments by and advances
  from Watts Industries, Inc.......................        -         -   (96,000)            -             -
                                                    --------  --------  --------  ------------      --------
Net cash provided by (used in) financing activities   18,618   (34,683)   18,436        57,792        62,945
                                                    --------  --------  --------  ------------      --------
Effect of exchange rate changes on cash and cash
  equivalents......................................     (146)      195         3           608          (296)
                                                    --------  --------  --------  ------------      --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................   48,818     3,039    (1,561)       (2,151)          473
Cash and cash equivalents at beginning of year.....    8,192     5,153     6,714         6,241         6,241
                                                    --------  --------  --------  ------------      --------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR.......................................... $ 57,010  $  8,192  $  5,153  $      4,090      $  6,714
                                                    ========  ========  ========  ============      ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                      Common Stock  Additional          Investments     Other         Total
                                      -------------  Paid-in   Retained   by and    Comprehensive Shareholders'
                                      Shares Amount  Capital   Earnings  Advances   Income (Loss)    Equity
                                      ------ ------ ---------- -------- from Watts  ------------- -------------
BALANCE AT JUNE 30, 1998.............      -  $  -   $      -  $     -   $ 168,177     $   479      $168,656
                                      ------  ----   --------  -------   ---------     -------      --------
Net income...........................                                       12,510                    12,510
Cumulative translation adjustment....                                                   (1,170)       (1,170)
                                                                                                    --------
  Comprehensive income...............                                                                 11,340
Net intercompany activity............                                       79,260                    79,260
                                      ------  ----   --------  -------   ---------     -------      --------
BALANCE AT JUNE, 1999................      -     -          -        -     259,947        (691)      259,256
                                      ------  ----   --------  -------   ---------     -------      --------
Net income prior to spin-off.........                                        1,487                     1,487
Net income after spin-off............                            3,393                                 3,393
Cumulative translation adjustment....                                                     (312)         (312)
                                                                                                    --------
  Comprehensive income...............                                                                  4,568
Partial repayment of advances........                                      (96,000)                  (96,000)
Issuance of shares of common stock
 in connection with the spin-off..... 13,237   132                            (132)                        -
Net intercompany activity............                                       15,551                    15,551
Contribution to capital of re-maining
 unpaid advances.....................                 180,853             (180,853)                        -
Net change in restricted stock units.                      34                                             34
                                      ------  ----   --------  -------   ---------     -------      --------
BALANCE AT DECEMBER 31, 1999......... 13,237   132    180,887    3,393           -      (1,003)      183,409
                                      ------  ----   --------  -------   ---------     -------      --------
Net income...........................                           10,560                                10,560
Cumulative translation adjustment....                                                   (1,584)       (1,584)
                                                                                                    --------
  Comprehensive income...............                                                                  8,976
Common stock dividends declared......                           (1,502)                               (1,502)
Stock options exercised..............     20     1        178                                            179
Conversion of restricted stock units.      6     -         58                                             58
Net change in restricted stock units.                      61                                             61
                                      ------  ----   --------  -------   ---------     -------      --------
BALANCE AT DECEMBER 31, 2000......... 13,263   133    181,184   12,451           -      (2,587)      191,181
                                      ------  ----   --------  -------   ---------     -------      --------
Net income...........................                           15,596                                15,596
Cumulative translation adjustment....                                                   (1,559)       (1,559)
                                                                                                    --------
  Comprehensive income...............                                                                 14,037
Issuance of common stock.............  1,553    16     18,682                                         18,698
Common stock dividends declared......                           (2,169)                               (2,169)
Stock options exercised..............     45     -        527                                            527
Conversion of restricted stock units.      1     -          9                                              9
Net change in restricted stock units.                     157                                            157
                                      ------  ----   --------  -------   ---------     -------      --------
BALANCE AT DECEMBER 31, 2001......... 14,862  $149   $200,559  $25,878   $       -     $(4,146)     $222,440
                                      ======  ====   ========  =======   =========     =======      ========

  The accompanying Notes are an integral part of these consolidated financial statements.

                          CIRCOR INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Description of Business

    CIRCOR International, Inc. ("CIRCOR" or the "Company") designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas exploration, production, distribution and refining; pipeline construction and maintenance; HVAC and power; aerospace, military and commercial aircraft; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enables us to address our customers' unique fluid-control application needs. We have two major product groups:
Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

    The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including hydraulic, pneumatic, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefittings, control valves, relief valves and regulators. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major divisions:
Aerodyne Controls; Circle Seal Controls; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendemen; RTK; SART and Spence Engineering Company, Inc.

    The Petrochemical Products Group designs, manufactures and sells flanged-end and threaded floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves, gate valves and strainers for use in oil, gas and chemical processing and industrial applications. The Petrochemical Products Group includes the following subsidiaries and major divisions: Contromatics Specialty Products; KF Industries, Inc.; Pibiviesse S.p.A.; Suzhou KF Valve Co., Ltd.; SSI Equipment Inc. and Telford Engineered Products.

    On October 18, 1999 (the "spin-off date"), we became a publicly owned company as a result of a tax-free distribution of our common stock (the "distribution" or "spin-off") to the shareholders of our former parent, Watts Industries, Inc. ("Watts"). A description of the spin-off and certain transactions with Watts is included in Note 3.

(2) Summary of Significant Accounting Policies

    Principles of Consolidation and Basis of Presentation

    The consolidated financial statements include the accounts of CIRCOR International, Inc. and its wholly and majority owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

    Certain prior-year financial statement amounts have been reclassified to conform to the 2001 presentation.

    The accompanying consolidated financial statements present our financial position; results of operations and cash flows as if we had been an independent, publicly owned company for all periods presented. Certain allocations of previously unallocated Watts interest and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation (see Note 3). The consolidated financial statements prior to October 18, 1999 represent the former combined operations of Watts' industrial, oil and gas businesses.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Change in Fiscal Year

    Effective July 1, 1999, we changed our fiscal year-end from June 30/th/ to December 31/st/. Accordingly, the audited financial statements include information for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 ("Transition Period") and the prior fiscal year ended June 30, 1999 ("fiscal 1999").

    Use of Estimates

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include depreciation, amortization and impairment of long-lived assets, deferred tax assets and inventory valuations, sales returns, special charges, environmental, product liability, and warranty accruals, past employment and post-retirement benefits, residual values of leased assets and allowance for doubtful accounts. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

    Revenue Recognition and Allowance for Sales Return and Doubtful Accounts

    Revenue is recognized when products are shipped and title has passed to the customer provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Allowances for sales returns and doubtful accounts are recorded as revenues are recognized based upon historical experience. Adjustments to the allowance accounts are made as new information becomes available. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

    Research and Development

    Research and development expenditures are expended when incurred and are included in the operating income in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2001 and 2000, for the six months ended December 31, 1999, and for the year ended June 30, 1999 were $6.1 million, $6.2 million, $3.2 million and $6.1 million, respectively.

    Cash Equivalents

    Cash equivalents consist of investments with maturities of three months or less at the date of original issuance. We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    Inventory

    Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out ("FIFO") basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the operating unit level. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Property, Plant and Equipment

    Property, plant and equipment are recorded at historical cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

    Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

    When assets are retired or disposed of, the related cost and accumulated depreciation amounts are removed from the accounts and the gains or losses on disposal are included in the Consolidated Statement of Income.

    Goodwill and Impairment of Long-lived Assets

   Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In accordance with Financial Accounting Standard Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets", goodwill associated with acquisitions completed after June 30, 2001 should not be amortized. All of our business combinations were completed prior to June 30, 2001 and, therefore, have been amortized on a straight-line basis over a period of 40 years through December 31, 2001. See the "New Accounting Standards" section contained within this Note for further information on Statement No. 142.

    The adoption of Statement No. 142 will change our methodology for assessing goodwill impairments. We have not completed our analysis of the application of this statement and therefore have not identified any transitional impairment loss due to the difference in the methods of calculating impairment. We will complete our analysis of our value of goodwill and intangible assets and identify the amount of any related impairment in 2002.

    We perform impairment analyses of our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. We have not recorded impairment charges for any of the fiscal periods presented in the consolidated financial statements included in this report.

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

    Environmental Compliance and Remediation

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


environmental assessments and, or, remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation. The costs are not discounted and exclude the effects of inflation and other societal and economic factors. If the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued.

    Foreign Currency Translation

    Balance sheet accounts of our international operations are translated into United States dollars at the year-end exchange rates. Operating accounts for each year are translated at weighted average exchange rates. Net translation gains or losses are adjusted directly to a separate component of shareholders' equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

    Earnings Per Common Share

    Basic earnings per common share is calculated by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per common share assumes the conversion of all dilutive securities (see Note 10). Historical earnings per share has been omitted for certain fiscal periods presented in the accompanying consolidated statement of operations since we were not an independent publicly owned company until October 18, 1999. The computation of pro forma net income per share is included in Note 15.

    Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

                                                                Year Ended December 31,
                                                      -------------------------------------------
                                                              2001                  2000
                                                      --------------------- ---------------------
                                                                      Per                   Per
                                                       Net           Share   Net           Share
                                                      Income  Shares Amount Income  Shares Amount
                                                      ------- ------ ------ ------- ------ ------
Basic EPS............................................ $15,596 14,477 $1.08  $10,560 13,238 $0.80
Dilutive securities, principally common stock options       -    546   .04        -    242   .02
                                                      ------- ------ -----  ------- ------ -----
Diluted EPS.......................................... $15,596 15,023 $1.04  $10,560 13,480 $0.78
                                                      ======= ====== =====  ======= ====== =====

    Options to purchase 260,500 shares of our common stock at an exercise price of $16.32 were outstanding and anti-dilutive for the year ended December 31, 2001. Options to purchase 351,632 shares of our common stock at exercise prices ranging from $111.375 to $13.94 were outstanding and anti-dilutive for the year ended December 31, 2000. These options were not included in the related computations of diluted EPS since the exercise price of the options was greater than the average market price of the common stock during each of the respective years.

    All options outstanding are included in the computation of earnings per share for the three- and nine-month periods ended September 30, 2001 because their exercise price was less than the average market price of the common shares during the period.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Stock Based Compensation

    Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation expense is recorded for stock options when granted as the option price is set at the market value of the underlying stock.

    Derivative Financial Instruments

    We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are recognized when the contracts expire, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as a component of other non-operating income or expense as incurred.

    New Accounting Standards

    In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138, on January 1, 2001. The adoption of this statement did not have a significant impact on our financial condition, results of operations or cash flows. See Note 13, Financial Instruments, for further details.

    In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of".

    We were required to adopt the provisions of Statement No. 141 on July 1, 2001 and we will adopt Statement No. 142 effective January 1, 2002. None of our business combinations initiated prior to July 1, 2001, were accounted for using the pooling-of-interests method. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

    As of the date of adoption, we have unamortized goodwill of $89.8 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of Statements Nos. 141 and 142. We currently do not have and do not expect to record any unamortized negative goodwill. Amortization expense related to goodwill was $2.7 million and $2.5 million for the years ended December 31, 2001 and 2000, respectively. Due to the extensive effort needed to comply with adopting Statements Nos. 141 and 142, it is not practicable to reasonably estimate the impact of fully adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." Statement No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, we will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. We are currently assessing the impact of this new statement.

    In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". Statement No. 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and establishes a single accounting method for the valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We currently cannot determine the potential effects this statement will have on our financial position since the provisions of this Statement, generally, only apply to new disposal activities initiated after the adoption of this Statement.

(3) Spin-off from and Transactions with Former Affiliates

    Spin-off and Relationships after the spin-off

    At the spin-off date of October 18, 1999, all of our common shares were distributed on a pro rata basis to the record date holders of Watts common shares at a ratio of one share for each two outstanding Watts shares. After the spin-off, Watts had no ownership in us, however, certain of our shares were held by the Watts pension trust on behalf of Watts' employees. We have entered into separation and other related agreements (the "Distribution Agreement"), outlined below, governing the spin-off transaction and our subsequent relationship with Watts. Such agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

    The Distribution Agreement provided for, among other things, our assumption of all liabilities relating to the industrial, oil and gas businesses of Watts, and the indemnification of Watts with respect to such liabilities. The net investment by and advances from Watts were preliminarily determined to be approximately $277.0 million at the spin-off date. The Distribution Agreement provided that we pay, prior to the spin-off, $96.0 million to Watts as repayment of certain amounts due to Watts. Watts contributed to our capital its remaining unpaid advances of approximately $181.0 million, as provided by the Distribution Agreement. The Distribution Agreement also specified that Watts make a final determination regarding the net assets of the industrial, oil and gas businesses transferred to us at the spin-off date. This determination and final determination has been completed.

    The accompanying consolidated financial statements reflect our estimates, based on available information, of the net assets that were transferred.

    In connection with the spin-off, Watts received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the spin-off would qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by Watts. We agreed to certain restrictions on our future actions to provide further assurances that the spin-off would qualify as a tax-free distribution. Restrictions included, among other things: limitations on the liquidation, merger or

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

consolidation with another company. Additionally, we committed to engage in a public offering of a significant amount of our common stock within one year of the distribution date. In November, 2000 we received a supplemental ruling by the IRS providing us with an extension until April 18, 2001 to complete a follow-on equity offering. On March 16, 2001, we satisfied this ruling requirement by completing a follow-on equity offering in which we sold 1,552,500 shares of our common stock at $13.25 per share. If the distribution had been considered taxable for United States federal income tax purposes, Watts and CIRCOR would be jointly and severally liable for the resulting Watts' Federal taxes, which could have been substantial.

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

    Additionally, our historical financial statements include an allocation of Watts' previously unallocated general and administrative expenses. These allocations were based on our revenue as a percent of Watts' total revenue. The amounts, by year, of the historical allocations described above are as follows:

                                                 July 1, 1999   Fiscal Year
                                                Fiscal Through Ended June 30,
                                                Spin-off Date       1999
                                                -------------- --------------
                                                       (In thousands)
  General and administrative expenses allocated     $1,678         $5,600
  Interest expense allocated...................      1,899          6,455

    We believe that the bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

independent, publicly owned entity for all periods presented. As noted in the accompanying consolidated balance sheet, our capital structure changed as a result of the distribution to Watts and bears little relationship to the average net outstanding investments by and advances from Watts. We were required to add personnel and incur other costs to perform services previously provided by Watts. The full cost reflective of our capital structure and our personnel complement have been included in our Consolidated Statement of Operations as incurred.

    For periods prior to the spin-off, income tax expense was calculated, to the extent possible, as if we had filed separate income tax returns and benefited from the Watts strategies associated with our operations. As Watts managed its tax position on a consolidated basis, which takes into account the results of all of its businesses, our effective tax rate in the future could vary significantly from our historical effective tax rates. Similar strategies were not immediately put in place following the spin-off as we were required to wait for a supplemental ruling from the IRS, which we eventually received in April 2000. Our future effective tax rate will be dependent on our structure and tax strategies as a separate entity.

    Other Transactions with Former Affiliates

    Prior and subsequent to the spin-off transaction we conducted business with various other subsidiaries of Watts, under various contracts and agreements. The following table summarizes transactions with these related parties:

                            Year Ended
                           December 31,
                           ------------- Six Months Ended  Fiscal Year Ended
                            2001   2000  December 31, 1999   June 30, 1999
                           ------ ------ ----------------- -----------------
                                            (In thousands)
    Purchases of inventory $3,234 $4,277      $3,621            $7,484
    Sale of goods.........    521    835       2,402             1,366

(4) Business Acquisitions

    On July 22, 1998, Watts Investment Company, a subsidiary of Watts, acquired Hoke, Inc. ("Hoke"), a multinational manufacturer of industrial valves and fittings, for approximately $85.0 million, consisting of cash and the assumption of debt. On October 18, 1999, the spin-off date, the ownership of Hoke Inc. was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the "Stock Purchase Agreement"). As a result, we became the claimant in two separate arbitration proceedings against the former Hoke stockholders. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began between the former Hoke stockholders and us to determine the net worth of the Hoke closing balance sheet. In May 2000 the arbitrator awarded us a purchase price adjustment in the amount of $6.2 million. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3.5 million, the net effect of the arbitrator's award resulted in a payment to us of $2.7 million. The former Hoke stockholders paid all amounts owed to us as a result of this award. In a second claim made on December 11, 1998, we asserted that the former Hoke stockholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke's financial statements and that those misrepresentations caused Hoke's earnings for 1997 to be inflated, thereby causing us harm. This claim was the subject of a separate proceeding, with a different arbitrator than was used in the closing date balance sheet dispute. During November 2000, the former Hoke stockholders agreed to settle this claim and paid us $8.5 million. The excess of the purchase price over the fair value of the net identifiable assets of $47.9 million acquired has been recorded as goodwill.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    On November 29, 2000, we acquired the Rockwood Swendeman product line, a line of cryogenic safety relief valves that was manufactured and distributed in Scarborough, Maine. The cost of this acquisition was $4.0 million and was paid in cash. The excess of the purchase price over the fair value of the net identifiable assets of $3.4 million acquired has been recorded as goodwill. The purchase agreement also provides for additional payments over the next five years contingent on future sales. The additional payments, if any, will be accounted for as additional goodwill.

    On June 25, 2001 and June 29, 2001, respectively, we acquired a 75% interest in Regeltechnik Kornwestheim GmbH and affiliates ("RTK"), a German closed corporation, and a 100% interest in Societe Alsacienne Regulaves Thermiques von Rohr, S.A. ("SART"), a French limited liability company. Both businesses manufacture and sell control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. The aggregate purchase price for these acquisitions was $14.5 million, consisting of cash and the assumption of $4.5 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $4.6 million acquired has been recorded as goodwill.

    On February 5, 2002, the minority interest shareholder of RTK exercised the put option rights granted in the purchase agreement, agreeing to sell us the remaining 25% interest in RTK. Accordingly, we expect to distribute an additional $2.3 million for the purchase of this 25% interest in RTK during the first quarter of calendar 2002.

    All of the companies and product lines acquired manufacture and distribute valves and other related fluid control products. All acquisitions have been accounted for as purchase business combinations and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition

    The goodwill that resulted from all the above acquisitions has been amortized on a straight-line basis over a 40-year period, until December 31, 2001, at which time Statement No. 142 will be adopted and the goodwill will no longer be amortized.

    The following table reflects unaudited pro forma consolidated results on the basis that the RTK and SART acquisitions had taken place and were recorded at the beginning of the fiscal year for each of the respective periods presented:

                                                               Year Ended
                                                              December 31,
                                                            -----------------
                                                              2001     2000
                                                            -------- --------
                                                             (In thousands)
Net revenue................................................ $351,705 $332,545
Net income.................................................   16,023   10,862

    In our opinion the unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each fiscal period, or of future operations of the consolidated companies under our ownership and management.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2001 and 2000, the six months ended December 31, 1999, and the fiscal year ended June 30, 1999:

                                                        Year Ended
                                                       December 31,
                                                     ---------------  Six Months Ended  Fiscal Year Ended
                                                      2001    2000    December 31, 1999   June 30, 1999
                                                     ------- -------  ----------------- -----------------
                                                                        (In thousands)
Reconciliation of net cash paid:
Fair value of assets acquired....................... $19,542 $ 4,350        $912            $128,083
Purchase price adjustment...........................       -  (9,500)          -                   -
Less: liabilities assumed...........................   9,140     245           -              50,307
                                                     ------- -------        ----            --------
Cash paid (received)................................  10,402  (5,395)        912              77,776
Less: cash acquired.................................     785       -           -               3,363
                                                     ------- -------        ----            --------
Net cash paid (received) for acquired businesses.... $ 9,617 $(5,395)       $912            $ 74,413
                                                     ------- -------        ----            --------
Determination of goodwill:
Cash paid (received), net of cash acquired.......... $ 9,617 $(5,395)       $912            $ 74,413
Liabilities assumed.................................   9,140     246           -              50,307
Less: fair value of tangible assets acquired, net of
  cash acquired.....................................  13,764     832           -              64,231
                                                     ------- -------        ----            --------
Goodwill............................................ $ 4,993 $(5,981)       $912            $ 60,489
                                                     ======= =======        ====            ========

(5) Inventories

    Inventories consist of the following:

                                                              December 31,
                                                            ----------------
                                                             2001     2000
                                                            ------- --------
                                                             (In thousands)
Raw material............................................... $42,829 $ 41,233
Work in process............................................  26,111   31,804
Finished goods.............................................  30,939   38,221
                                                            ------- --------
                                                            $99,879 $111,258
                                                            ======= ========


                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(6) Property, Plant and Equipment

    Property, plant and equipment consist of the following:

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (In thousands)
Land....................................................... $  4,662  $  4,672
Buildings and improvements.................................   25,063    24,983
Machinery and equipment....................................  119,425   108,254
Construction in progress...................................      311       949
                                                            --------  --------
                                                             149,461   138,858
Accumulated depreciation...................................  (82,488)  (74,064)
                                                            --------  --------
                                                            $ 66,973  $ 64,794
                                                            ========  ========


(7) Income Taxes

    The significant components of our deferred income tax liabilities and assets are as follows:

                                                             December 31,
                                                            ---------------
                                                             2001    2000
                                                            ------- -------
                                                            (In thousands)
Deferred income tax liabilities:
  Excess tax over book depreciation........................ $ 7,034 $ 6,919
  Inventory................................................   2,978   3,314
  Other....................................................     580     532
                                                            ------- -------
   Total deferred income tax liabilities...................  10,592  10,765
                                                            ------- -------
Deferred income tax assets:
  Accrued expenses.........................................   6,026   5,413
  Net operating loss and credit carryforward...............   1,125     803
  Cost basis differences in intangible assets..............   1,649   2,013
  Other....................................................   5,214   5,804
                                                            ------- -------
   Total deferred income tax assets........................  14,014  14,033
  Valuation allowance......................................       -       -
                                                            ------- -------
  Net deferred income tax asset............................  14,014  14,033
                                                            ------- -------
  Deferred income tax asset, net........................... $ 3,422 $ 3,268
                                                            ======= =======

The above components of deferred income taxes are
  classified in the respective consolidated balance sheet
  as follows:
  Net current deferred income tax assets................... $ 5,998  $ 6,141
  Net noncurrent deferred income tax liabilities...........  (2,576)  (2,873)
                                                            -------  -------
  Deferred income tax asset, net........................... $ 3,422  $ 3,268
                                                            =======  =======


                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The provision for income taxes is based on the following pre-tax income:

                                  Year Ended                      Fiscal Year
                                 December 31,                        Ended
                                --------------- Six Months Ended   June 30,
                                 2001    2000   December 31, 1999    1999
                                ------- ------- ----------------- -----------
                                               (In thousands)
Domestic....................... $18,699 $13,790      $6,587         $14,011
Foreign........................   7,295   3,810       2,257           6,960
                                ------- -------      ------         -------
                                $25,994 $17,600      $8,844         $20,971
                                ======= =======      ======         =======

    The provision for income taxes consists of the following:

                                  Year Ended                     Fiscal Year
                                 December 31,                       Ended
                                -------------- Six Months Ended   June 30,
                                 2001    2000  December 31, 1999    1999
                                ------- ------ ----------------- -----------
                                               (In thousands)
Current tax expense (benefit):
 Federal....................... $ 7,030 $3,759      $(1,360)       $  173
 Foreign.......................   2,380  1,354        1,272         2,408
 State.........................     699    612          244            26
                                ------- ------      -------        ------
                                 10,109  5,725          156         2,607
                                ------- ------      -------        ------
Deferred tax expense (benefit):
 Federal.......................       9     73        3,798         4,684
 Foreign.......................     180    954         (366)          613
 State.........................     100    288          376           557
                                ------- ------      -------        ------
                                    289  1,315        3,808         5,854
                                ------- ------      -------        ------
                                $10,398 $7,040      $ 3,964        $8,461
                                ======= ======      =======        ======

    Actual income taxes reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

                                                Year Ended   Six Months  Fiscal Year
                                               December 31,    Ended        Ended
                                               -----------  December 31,  June 30,
                                               2001   2000      1999        1999
                                               ----   ----  ------------ -----------
Computed expected federal income tax expense.. 35.0%  35.0%     35.0%       35.0%
State income taxes, net of federal tax benefit  2.0    3.3       4.6         2.0
Goodwill amortization.........................  2.9    4.4       4.2         3.8
Foreign tax rate differential.................    -    1.5       1.3         1.8
Foreign Sales Corporation benefit............. (2.0)  (5.0)     (3.1)       (2.2)
Other, net....................................  2.1    0.8       2.8        (0.1)
                                               ----   ----      ----        ----
  Effective tax rate.......................... 40.0%  40.0%     44.8%       40.3%
                                               ====   ====      ====        ====

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Undistributed earnings of our foreign subsidiaries amounted to $8.0 million at December 31, 2001, $1.7 million at December 31, 2000, and $4.7 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $0.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2001. We made income tax payments of $7.5 million during the year ended December 31, 2001, $5.6 million during the year ended December 31, 2000, and $2.7 million during the six-month period ended December 31, 1999.

(8) Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities consist of the following:

                                                                December 31,
                                                               ---------------
                                                                2001    2000
                                                               ------- -------
                                                               (In thousands)
Commissions and sales incentives payable...................... $ 3,582 $ 3,782
Insurance.....................................................   2,121   2,397
Other.........................................................   6,662   7,917
                                                               ------- -------
    Total..................................................... $12,365 $14,096
                                                               ======= =======

(9) Financing Arrangements

    Long-term debt consists of the following:

                                                                                      December 31,
                                                                                     ---------------
                                                                                      2001    2000
                                                                                     ------- -------
                                                                                     (In thousands)
Senior unsecured notes, maturing October 19, 2002-2006, at a fixed interest rate of 8.23%.......................................................................... $75,000 $75,000
Industrial revenue bonds, maturing on December 2006 and August 2019, at variable interest rates of 1.45% and 1.60% at December 31, 2001, and 4.55% and 4.90%
  at December 31, 2000..............................................................  12,265  12,265
Capital lease obligations, at varying interest rates ranging from 9.87% to 18.50% in
  2001 nad 6.25% to 9% in 2000......................................................       -     232
Other borrowings, at varying interest rates ranging from 2.15% to 8.5% in 2001 and
  6.25% to 9.00% in 2000............................................................  10,397   4,036
                                                                                     ------- -------
    Total long-term debt............................................................  97,662  91,533
Less: current portion...............................................................  19,844     940
                                                                                     ------- -------
    Total long-term debt, less current portion...................................... $77,818 $90,593
                                                                                     ======= =======

    On October 18, 1999, we entered into a $75.0 million unsecured revolving credit facility agreement maturing in October 2003. Under the credit facility agreement we are required to pay an unused facility fee of 0.35% per annum, and are able to borrow at interest rates that may vary, either the Euro dollar rate plus 1.5% or at the prime rate specified by the agent. On October 19, 1999, we also issued $75.0 million of unsecured notes that matures through annual principal payments made during October 2002--2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by and advances from Watts and the outstanding balance under a then existing term loan agreement.

    Beginning on October 19, 2002, we will commence making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

    At December 31, 2001, we had $75.0 million available from the unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes.

    Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2001 and 2000.

    At December 31, 2001, principal payments during each of the next five fiscal years are due as follows (in thousands): 2002--$19.8 million; 2003--$15.7 million; 2004--$16.1 million; 2005--$15.5 million; 2006--$23.0 million and $7.6 million thereafter. Interest expense paid totaled $7.7 million and $9.7 million for the years ended December 31, 2001 and 2000, respectively; $1.3 million for the six months ended December 31, 1999 and $1.0 million for the fiscal year ended June 30, 1999. Certain payments of interest expense during the six months ended December 31, 1999 and during the fiscal year ended June 30, 1999 were paid by Watts, our former parent company.

(10)  Stock-Based Compensation

    During the transition period, the 1999 Stock Option and Incentive Plan (the "1999 Stock Plan") was adopted by our Board of Directors. Generally, the 1999 Stock Plan permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards, stock appreciation rights ("SARS") and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 2,000,000 new shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted subsequent to the spin-off vest in periods ranging from 1 to 7 years and expire 10 years after grant.

    The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors' fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense ratably over the vesting period.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options ("replacement options"). The vesting dates and exercise periods of the options were not affected by the replacement. Based on their original Watts grant date, CIRCOR replacement options vest during the 1999 to 2003 time period and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date vested and non-vested Watts restricted stock units and SARS held by our employees were converted into comparable restricted stock units based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARS will be payable in cash. At December 31, 2001, there were 201,155 restricted stock units and 54,441 SARS outstanding.

    Had compensation cost for all our option grants to employees and non-employee directors been determined consistent with Statement No. 123, our net income would have decreased by $1.0 million to $14.7 million for the year ended December 31, 2001; by $0.6 million to $10.0 million for the year ended December 31, 2000 and by $0.1 million to $4.8 million for the six months ended December 31, 1999. The decreases to arrive at the pro forma net income amounts noted above may not be representative of future disclosures of pro forma net income since the estimated fair value of stock options is amortized to expense over the vesting period, which was only a partial year for the transition period, and additional options may be granted in varying quantities in future years. For the six months ended December 31, 1999, Statement No. 123 pro forma income per share data is not meaningful as we were not an independent, publicly owned company prior to the spin-off.

    The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              December 31,
                                                            ----------------
                                                            2001  2000  1999
                                                            ----  ----  ----
Risk-free interest rate....................................  5.4%  5.8%  6.1%
Expected life (years)......................................    7     5     5
Expected stock volatility.................................. 55.7% 46.3% 15.0%
Expected dividend yield....................................  0.9%  1.8%  1.5%

    A summary of the status of all options granted to employees and non-employee directors at December 31, 2001, 2000, and 1999 and changes during the years and six-month period then ended is presented in the table below:
(options in thousands)

                                             Year Ended             Year Ended          Six Months Ended
                                         December 31, 2001      December 31, 2000      December 31, 1999
                                       ---------------------- ---------------------- ----------------------
                                                  Weighted               Weighted               Weighted
                                                  Average                Average                Average
                                       Options Exercise Price Options Exercise Price Options Exercise Price
                                       ------- -------------- ------- -------------- ------- --------------
Options outstanding at beginning of
 period...............................  1,232      $ 9.85      1,025      $10.43          -      $    -
Replacement of Watts Options..........      -           -          -           -        627       10.60
Granted...............................    279       16.10        406        8.60        398       10.13
Exercised.............................    (45)       8.11        (20)       8.78          -           -
Canceled..............................    (49)      10.59       (179)      10.48          -           -
                                        -----                  -----                  -----
Options outstanding at end of period..  1,417      $11.14      1,232      $ 9.85      1,025      $10.43
                                        =====                  =====                  =====
Options exercisable at end of period..    631      $10.49        464      $10.62        359      $10.67
Weighted average fair value of options
 granted..............................             $ 9.17                 $ 3.61                 $ 2.37

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The following table summarizes information about stock options outstanding at December 31, 2001:

                              Options Outstanding                  Options Exercisable
                 --------------------------------------------- ----------------------------
                             Weighted Average
   Range of        Options      Remaining     Weighted Average   Options   Weighted Average
Exercise Prices  (thousands) Contractual Life  Exercise Price  (thousands)  Exercise Price
---------------- ----------- ---------------- ---------------- ----------- ----------------
$  7.50 - $ 8.37      413          7.5            $  7.75          174         $  8.09
   9.43 -  10.50      395          7.5              10.01          190            9.96
  11.00 -  12.98      291          4.5              12.40          257           12.38
  13.00 -  16.32      318          9.6              15.80           10           13.57
                      -                                             -
$ 7.50 - $16.32     1,417          7.3            $ 11.14          631         $ 10.49

                    =====                                          ===

(11)  Employee Benefit Plans

    We sponsor a defined benefit pension plan covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees' compensation. Our funding policy for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Prior to the spin-off, the participants in the plan were covered by plans with similar benefits, sponsored by Watts. Under an agreement with Watts, we have assumed or retained pension liabilities related to substantially all of our participants. Assets of the Watts plans have been allocated, in accordance with regulatory rules, between the Watts plans and our plan.

    Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

    The components of net benefit expense are as follows:

                                               Year Ended     Six Months  Fiscal Year
                                              December 31,      Ended        Ended
                                             --------------  December 31,  June 30,
                                              2001    2000       1999        1999
                                             ------  ------  ------------ -----------
                                                          (In thousands)
Components of net benefit expense
Service cost-benefits earned................ $1,210  $1,071     $ 526       $1,085
Interest cost on benefits obligation........    733     643       298          531
Estimated return on assets..................   (815)   (793)     (330)        (654)
                                             ------  ------     -----       ------
 Net periodic cost of defined benefits plans  1,128     921       494          962
Cost of 401(k) plan contributions...........    368     345       203          216
                                             ------  ------     -----       ------
 Net benefit plans expense.................. $1,496  $1,266     $ 697       $1,178
                                             ======  ======     =====       ======

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The funded status of the defined benefit plan and amounts recognized in the balance sheet follow:

                                                              December 31,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
                                                             (In thousands)
Change in projected benefit obligation
  Balance at beginning of year............................. $ 9,187  $ 9,105
  Service cost.............................................   1,210    1,071
  Interest cost............................................     733      643
  Actuarial gain...........................................    (272)  (1,399)
  Benefits paid............................................    (120)     (49)
  Administrative expenses..................................    (173)     (94)
  Amendments...............................................     751      (90)
                                                            -------  -------
   Balance at end of year.................................. $11,316  $ 9,187
                                                            =======  =======
Change in fair value of plan assets
  Balance at beginning of year............................. $ 8,623  $ 7,823
  Actual return on assets..................................  (1,708)      25
  Benefits paid............................................    (120)     (49)
  Administrative expenses..................................    (173)     (94)
  Employer contributions...................................      69      918
                                                            -------  -------
   Fair value of plan assets at end of year................ $ 6,691  $ 8,623
                                                            =======  =======
Funded status
  Plan assets less than projected benefit obligation....... $(4,625) $  (563)
  Unrecognized transition asset............................    (136)    (200)
  Unrecognized prior service cost..........................     955      233
  Unrecognized actuarial (gain) loss.......................   1,253     (964)
                                                            -------  -------
   Net accrued benefit cost................................ $(2,553) $(1,494)
                                                            =======  =======

    The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

                                         Year Ended   Six Months  Fiscal Year
                                        December 31,    Ended        Ended
                                        -----------  December 31,  June 30,
                                        2001   2000      1999        1999
                                        ----   ----  ------------ -----------
Discount rate.......................... 7.50%  8.00%     7.75%       7.00%
Expected return on plan assets......... 9.00%  9.00%     9.00%       9.00%
Rate of compensation increase.......... 4.00%  5.00%     5.00%       5.00%

(12)  Contingencies and Environmental Remediation

    We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200 million for the aviation products produced by our worldwide operations.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

    Contingencies

    Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke") all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 600 plaintiffs. In some instances, CIRCOR has also been named as successor in interest to one or more of these subsidiaries. More than 300 of these cases consist of civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. The ship owner defendants, in turn, typically have filed third-party claims against 20 to 30 third-party defendants including Leslie and Spence. The claims against Leslie and Spence assert that the packing in metal pumps and gaskets in metal valves supplied by Leslie and Spence contained asbestos that contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. These thousands of cases are subject to court ordered moratoriums on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

    The remaining cases involve individuals who claim to have been exposed to asbestos during the course of their employment in various shipyards and manufacturing facilities. These cases, which have been brought in the courts of New York, California, New Jersey and Mississippi, typically involve anywhere from 50 to well over 200 direct defendants who are alleged to have manufactured and supplied products containing asbestos. We believe that any asbestos formerly used in Leslie, Spence and Hoke products was entirely internal to the product and would not give rise to ambient asbestos dust during normal operation.

    On July 12, 2000, we were notified that Customs is conducting an investigation to determine whether our subsidiary KF is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances as to the outcome of this matter. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

    Environmental Remediation

    We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim, and the State of New Jersey's claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey. But, in this instance we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

    We have reviewed all of our pending judicial and legal proceedings, including the probable and estimable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse affect on our liquidity, financial condition or results of operations.

    In the ordinary course of business, we issued standby letters of credit totaling $4.4 million at December 31, 2001. We do not anticipate incurring losses from these letters of credit.

    Operating Lease Commitments

    At December 31, 2001, minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities were: $2.9 million in 2002, $2.7 million in 2003, $2.1 million in 2004, $1.7 million in 2005, $1.5 million in 2006 and $2.5 million for years thereafter. Rental expense amounted to: $3.4 million during the year ended December 31, 2001, $3.2 million during the year ended December 31, 2000, $1.5 million during the six months ended December 31, 1999, and $3.4 million during the year ended June 30, 1999, respectively.

(13)  Financial Instruments

    As of January 1, 2001, we adopted Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137 and Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

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

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

    Foreign Currency Risk

    We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the year ended December 31, 2000. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. Net unrealized gains attributable to foreign currency forward contracts were less than $0.1 million at December 31, 2001 and $0.4 million at December 31, 2000. As of December 31, 2001, we had forward contracts to buy currencies with face values of $2.3 million. These contracts mature on various dates between January and June 2002.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(14)  Segment Information

    The following table presents certain reporting segment information:

                                   Instrumentation &
                                     Thermal Fluid   Petrochemical  Corporate  Consolidated
                                   Controls Products   Products    Adjustments    Total
                                   ----------------- ------------- ----------- ------------
                                                        (In thousands)
Year Ended December 31, 2001
Net Revenues......................     $186,257        $156,826     $      -     $343,083
Operating income (loss)...........       30,924          10,428       (7,735)      33,617
Identifiable assets...............      262,598         163,389      (39,866)     386,121
Capital expenditures..............        2,904           1,989           57        4,950
Depreciation and amortization.....        7,977           4,742          327       13,046
Year Ended December 31, 2000
Net Revenues......................     $178,237        $138,626     $      -     $316,863
Operating income (loss)...........       30,480           3,868       (6,712)      27,636
Identifiable assets...............      238,901         150,604      (42,443)     347,062
Capital expenditures..............        1,947           1,615          181        3,743
Depreciation and amortization.....        7,873           4,872          260       13,005
Six Months Ended December 31, 1999
Net Revenues......................     $ 84,564        $ 72,701     $      -     $157,265
Operating income (loss)...........       10,254           6,331       (2,739)      13,846
Identifiable assets...............      212,328         141,773       12,984      367,085
Capital expenditures..............        1,822           2,258          477        4,557
Depreciation and amortization.....        4,412           2,566           98        7,076
Fiscal Year Ended June 30, 1999
Net Revenues......................     $175,697        $148,561     $      -     $324,258
Operating income (loss)...........       24,843          10,324       (5,617)      29,550
Identifiable assets...............      218,732         136,328        3,983      359,043
Capital expenditures..............        6,592           2,907            -        9,499
Depreciation and amortization.....        7,939           4,823            -       12,762

    Each reporting segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note 1 for further discussion of the products included in each segment.

    In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the operating level that were common to more than one segment were allocated based upon specific identification of costs, employment related information or net revenues. Certain headquarters expenses of an operational nature also were allocated to segments and geographic areas.

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    All intercompany transactions have been eliminated, and inter-segment revenues are not significant.

                                                               Year Ended      Six Months  Fiscal Year
                                                              December 31,       Ended        Ended
                                                            ----------------- December 31,  June 30,
(a) Net revenues by geographic area                           2001     2000       1999        1999
-----------------------------------                         -------- -------- ------------ -----------
                                                                          (In thousands)
United States.............................................. $226,069 $220,568   $ 95,943    $189,909
Canada.....................................................   32,500   18,020     16,094      27,830
Italy......................................................    4,058    3,579      2,386      42,956
Other......................................................   80,456   74,696     42,842      63,563
                                                            -------- --------   --------    --------
   Total revenues.......................................... $343,083 $316,863   $157,265    $324,258
                                                            ======== ========   ========    ========

                                                                 December 31,
                                                            -----------------------
(b) Long-lived assets by geographic area                     2001    2000    1999
----------------------------------------                    ------- ------- -------
                                                                (In thousands)
United States.............................................. $50,001 $55,040 $64,193
Germany....................................................   6,218      49      39
France.....................................................   1,039       -       -
Italy......................................................   2,651   3,107   3,770
Canada.....................................................   2,382   2,262   2,439
Other......................................................   4,682   4,336   4,713
                                                            ------- ------- -------
   Total long-lived assets................................. $66,973 $64,794 $75,154
                                                            ======= ======= =======

(15)  Pro Forma Financial Information (unaudited)

    As discussed in Note 3, we became an independent publicly owned company on October 18, 1999 as a result of a spin-off from Watts. The following unaudited pro forma financial information presents a summary of the consolidated results of operations as if the spin-off and related transactions had occurred at the beginning of the periods presented:

                                                Six Months Ended        Fiscal Year
                                                  December 31,         Ended June 30,
                                                      1999                  1999
                                                ----------------       --------------
                                                (In thousands, except per share data)
Net income as reported.........................      $4,880               $12,510
Pro forma adjustments:
 Incremental administrative expenses (a).......         (61)                 (253)
 Incremental interest expenses (b).............        (322)               (1,037)
 Income tax effect of pro forma adjustments (c)         153                   516
                                                     ------               -------
 Net pro forma adjustments.....................        (230)                 (774)
                                                     ------               -------
   Pro forma net income........................      $4,650               $11,736
                                                     ======               =======
Basic earnings per share: (d)
 Before pro forma adjustments..................      $ 0.37               $  0.95
 Impact of pro forma adjustments...............       (0.02)                (0.07)
                                                     ------               -------
   Pro forma basic earnings per share..........      $ 0.35               $  0.88
                                                     ======               =======
Diluted earnings per share: (d)
 Before pro forma adjustments..................      $ 0.37               $  0.95
 Impact of pro forma adjustments...............       (0.02)                (0.07)
                                                     ------               -------
   Pro forma diluted earnings per share........      $ 0.35               $  0.88
                                                     ======               =======

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------
(a) To record estimated additional administrative expenses that would have been incurred by CIRCOR as a publicly-owned, independent company. Such amounts include, additional compensation and related costs for employees to perform functions that have been performed by Watts' corporate headquarters (treasury, investor relations, regulatory compliance, risk management, etc.). These additional costs also include amounts for corporate governance costs, stock transfer agent costs, incremental professional fees and other administrative activities.
(b) To record estimated incremental interest expense for estimated outstanding borrowings under the CIRCOR credit facility and from the issuance of senior unsecured notes. The borrowings under the credit facility and senior unsecured notes are assumed to bear an annualized interest rate, including amortization of related fees, of 7.3% for the six months ended December 31, 1999 and 8.5% for the fiscal year ended June 30, 1999. These interest rates represent management's best estimate of the available rates for borrowings under similar facilities. Net income as reported includes an allocation of Watts' interest expense based on Watts' weighted average interest rate applied to the average balance of investments by and advances to CIRCOR.
(c) To record the income tax benefit attributable to adjustments (a) and (b) at a combined Federal and state tax rate of 40.0%.
(d) The number of shares used to calculate pro forma earnings per share for the six months ended December 31, 1999 assumes the spin-off transaction occurred at July 1, 1999. The number of shares used to calculate pro forma earnings per share for the fiscal year ended June 30, 1999 is based on the weighted average common stock and common stock equivalents outstanding used by Watts to determine earnings per share for that period, adjusted in accordance with the distribution ratio (see Note 3).

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

    Pro forma net income and number of shares used to compute pro forma net earnings per share basic and assuming full dilution, are reconciled below (in thousands, except per share data):

                                      Six Months Ended            Fiscal Year Ended
                                      December 31, 1999             June 30, 1999
                                 --------------------------- ---------------------------
                                 Pro Forma         Per Share Pro Forma         Per Share
                                 Net Income Shares  Amount   Net Income Shares  Amount
                                 ---------- ------ --------- ---------- ------ ---------
Basic EPS.......................   $4,650   13,229   $0.35    $11,736   13,368   $0.88
Dilutive securities, principally
  common stock options..........        -       86       -          -        7       -
                                   ------   ------   -----    -------   ------   -----
Diluted EPS.....................   $4,650   13,315   $0.35    $11,736   13,375   $0.88
                                   ======   ======   =====    =======   ======   =====

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(16)  Quarterly Financial Information (unaudited)

                              First  Second   Third  Fourth
                             Quarter Quarter Quarter Quarter
                             ------- ------- ------- -------
                             (In thousands, except per share
                                      information)
Year ended December 31, 2001
 Net revenues............... $87,946 $83,390 $84,287 $87,460
 Gross profit...............  26,071  26,150  25,152  26,104
 Net income.................   3,723   3,829   3,502   4,542
 Earnings per common share:
   Basic.................... $  0.28 $  0.26 $  0.24 $  0.31
   Diluted..................    0.27    0.25    0.23    0.29
 Dividends per common share.  0.0375  0.0375  0.0375  0.0375
 Stock Price range:
   High.....................   15.20   24.10   19.40   19.69
   Low......................   10.00   13.10   13.65   15.05
Year ended December 31, 2000
 Net revenues............... $82,305 $80,269 $75,988 $78,301
 Gross profit...............  26,219  23,640  23,008  22,924
 Net income.................   3,186   2,426   2,287   2,661
 Earnings per common share:.
   Basic.................... $  0.24 $  0.18 $  0.17 $  0.20
   Diluted..................    0.24    0.18    0.17    0.20
 Dividends per common share.       -  0.0375  0.0375  0.0375
Stock Price range:
   High.....................   15.25   13.88   10.50   11.88
   Low......................    9.94    7.50    7.00    9.25

Six months ended December 31, 1999
 Net revenues........................ $78,063 $79,202     n/a     n/a
 Gross profit........................  23,602  25,050     n/a     n/a
 Net income..........................   1,688   3,192     n/a     n/a
 Pro forma earnings per common share:
   Basic............................. $  0.11 $  0.24     n/a     n/a
   Diluted...........................    0.11    0.24     n/a     n/a
 Dividends per common share..........     n/a       -     n/a     n/a
 Stock Price range:
   High..............................     n/a   11.13     n/a     n/a
   Low...............................     n/a    8.94     n/a     n/a
Fiscal year ended June 30, 1999
 Net revenues........................ $81,411 $85,386 $79,492 $77,969
 Gross profit........................  25,557  26,245  25,644  26,200
 Net income..........................   3,706   3,134   2,493   3,177

                          CIRCOR INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


17)  Special Charges

    During the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999, we incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows:

                                              Year Ended   Six Months  Fiscal Year
                                             December 31,    Ended        Ended
                                             ------------ December 31,  June 30,
                                             2001   2000      1999        1999
                                             ----  ------ ------------ -----------
                                                        (In thousands)
Severance costs............................. $ 79  $1,066     $  -         $-
Other costs.................................  125     843      722          -
                                             ----  ------     ----         --
                                             $204  $1,909     $722         $-
                                             ====  ======     ====         ==

    Costs incurred during 2001 were related to the Petrochemical Products segment. Costs in 2000 were related to actions taken in both the Instrumentation and Thermal Fluid Controls Products and Petrochemical Products segments of $1.6 million and $0.3 million, respectively. All costs incurred during the six months ended December 31, 1999 were related to the Instrumentation and Thermal Fluid Controls initiatives. As a result of these actions taken there were 36 employee positions terminated during 2001 and 88 during 2000. The portion of accrued severance costs to be paid subsequent to December 31, 2001 is less than $0.1 million. Special charges have been recognized as incurred.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          CIRCOR INTERNATIONAL, INC.
                                (In thousands)

                                                        Additions
                                                 ---------------------
                                     Balance at   Charged to  Charged to             Balance at
                                    Beginning of    Costs       Other     Deductions    End
            Description                Period    and Expenses  Accounts      (1)     of Period
            -----------             ------------ ------------ ----------  ---------- ----------
Fiscal Year ended December 31, 2001
 Deducted from asset account:
 Allowance for doubtful accounts       $2,831        $754       $  230(3)   $1,178     $2,637
Fiscal Year ended December 31, 2000
 Deducted from asset account:
 Allowance for doubtful accounts       $2,683        $ 77            -      $  (71)    $2,831
Six months ended December 31, 1999
 Deducted from asset account:
 Allowance for doubtful accounts       $2,949        $483            -      $  749     $2,683
Fiscal Year ended June 30, 1999
 Deducted from asset account:
 Allowance for doubtful accounts       $2,092        $106       $1,259(2)   $  508     $2,949

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Balance acquired in connection with acquisition of SSI and Hoke, Inc. in 1999.
(3) Includes $223 acquired in connection with the acquisition of RTK and SART.