Form 10-Q
period 2002-03-31
CIRCOR INTERNATIONAL INC
filed 2002-05-13
CIK 1091883

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

                  For the quarterly period ended March 31, 2002

                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-14962
                        --------------------------------

                           CIRCOR INTERNATIONAL, INC.
                            (A Delaware Corporation)

                      I.R.S. Identification No. 04-3477276

                                c/o Circor, Inc.
                                    Suite 290
                  35 Corporate Drive, Burlington, MA 01803-4244
                            Telephone: (781) 270-1200

          Securities registered pursuant to Section 12 (b) of the Act:
                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12 (g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of April 30, 2002, there were 14,981,005 shares of the Registrant's Common Stock, per value $0.01, outstanding.

================================================================================

                           CIRCOR INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                            Page
                                                                                                            ----
      PART I.               FINANCIAL INFORMATION

             Item 1.        Financial Statements

                            Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                            December 31, 2001                                                                  3

                            Consolidated Statements of Operations for the
                            three months ended March 31, 2002 (unaudited) and 2001 (unaudited)                 4

                            Consolidated Statements of Cash Flows for the
                            three months ended March 31, 2002 (unaudited) and 2001 (unaudited)                 5

                            Notes to Consolidated Financial Statements                                      6-11

             Item 2.        Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                  12-16

             Item 3.        Qualitative and Quantitative Disclosures About
                            Market Risk                                                                    16-17


      PART II.              OTHER INFORMATION

             Item 1.        Legal Proceedings                                                              17-18

             Item 2.        Changes in Securities and Use of Proceeds                                         18

             Item 4.        Submission of Matters to a Vote of Security Holders                               19

             Item 6.        Exhibits and Reports on Form 8-K                                                  19

             Signatures                                                                                       20

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CIRCOR INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    March 31,     December 31,
                                                                                       2002           2001
                                                                                    ----------    -----------
ASSETS                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ............................................          $  60,164    $    57,010
     Trade accounts receivable, less allowance for doubtful accounts of
      $2,499 and $2,637, respectively .....................................             55,626         58,855
     Inventories ..........................................................            101,227         99,879
     Prepaid expenses and other current assets ............................              5,696          4,450
     Deferred income taxes ...............................................               5,869          5,998
                                                                                    ----------    -----------
        Total Current Assets ..............................................            228,582        226,192

PROPERTY, PLANT AND EQUIPMENT, NET ........................................             64,583         66,973
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $17,040 ..................             91,000         89,833
    Other assets .........................................................               3,533          3,123
                                                                                    ----------    -----------
TOTAL ASSETS ..............................................................          $ 387,698    $   386,121
                                                                                    ==========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ......................................................          $  27,398    $    27,593
    Accrued expenses and other current liabilities ........................             13,608         12,365
    Accrued compensation and benefits .....................................              4,472          5,853
    Income taxes payable ..................................................              1,967          1,782
    Current portion of long-term debt .....................................             17,239         19,844
                                                                                    ----------    -----------
        Total Current Liabilities .........................................             64,684         67,437

LONG-TERM DEBT, NET OF CURRENT PORTION ....................................             77,716         77,818
DEFERRED INCOME TAXES .....................................................              2,564          2,576
OTHER NONCURRENT LIABILITIES ..............................................             10,914          9,794
MINORITY INTEREST .........................................................              4,989          6,056
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares
      issued and outstanding ..............................................                  -              -
    Common stock, $0.01 par value; 29,000,000 shares authorized;
      14,981,005 and 14,861,890 issued and outstanding at March 31, 2002
      and December 31, 2001, respectively .................................                150            149
    Additional paid-in capital ............................................            202,095        200,559
    Retained earnings .....................................................             29,006         25,878
    Accumulated other comprehensive loss ..................................             (4,420)        (4,146)
                                                                                    ----------    -----------
        Total Shareholders' Equity .......................................             226,831        222,440
                                                                                    ----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................          $ 387,698    $   386,121
                                                                                    ==========    ===========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                       2002               2001
                                                                                     ---------         ----------
              Net revenues ...................................................       $  79,462         $   87,946
              Cost of revenues ...............................................          54,920             61,875
                                                                                     ---------         ----------
                 GROSS PROFIT ................................................          24,542             26,071
              Selling, general and administrative expenses ...................          16,489             17,127
              Goodwill amortization expense ..................................               -                637
              Special charges ................................................             453                  -
                                                                                     ---------         ----------
                 OPERATING INCOME ............................................           7,600              8,307
                                                                                     ---------         ----------
              Other (income) expense:
                 Interest income .............................................            (233)               (87)
                 Interest expense ............................................           1,974              2,056
                 Other, net ..................................................             102                133
                                                                                     ---------         ----------
                   Total other expense .......................................           1,843              2,102
                                                                                     ---------         ----------
              INCOME BEFORE INCOME TAXES .....................................           5,757              6,205
              Provision for income taxes .....................................           2,072              2,482
                                                                                     ---------         ----------
                 NET INCOME ..................................................       $   3,685         $    3,723
                                                                                     =========         ==========

              Earnings per common share:
                 Basic .......................................................       $    0.25         $     0.28
                 Diluted .....................................................       $    0.24         $     0.27

              Weighted average number of common shares outstanding:
                 Basic .......................................................          14,873             13,454
                 Diluted .....................................................          15,541             13,802


                  The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                             2002              2001
                                                                                          ----------        ----------
OPERATING ACTIVITIES
Net income ..........................................................................     $    3,685        $    3,723
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation .....................................................................          2,745             2,405
   Amortization .....................................................................             79               721
   Loss on write-off of property, plant and equipment ...............................            260                 -
   Deferred income taxes ............................................................            115                 -
   Loss on disposal of property, plant and equipment ................................             28                 1
   Changes in operating assets and liabilities, net of effects from business acquisitions:
      Trade accounts receivable .....................................................          2,860            (7,958)
      Inventories ...................................................................         (1,692)           (3,288)
      Prepaid expenses and other assets .............................................         (1,753)              (99)
      Accounts payable, accrued expenses and other liabilities ......................          2,184             4,068
                                                                                          ----------        ----------
Net cash provided by (used in) operating activities .................................          8,511              (427)
                                                                                          ----------        ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment ..........................................           (863)             (915)
Disposal of property, plant and equipment ...........................................              8                11
Increase in other assets ............................................................            (20)                -
Business acquisitions, net of cash acquired .........................................         (2,389)             (432)
                                                                                          ----------        ----------
Net cash used in investing activities ...............................................         (3,264)           (1,336)
                                                                                          ----------        ----------

FINANCING ACTIVITIES
Proceeds from long-term borrowings ..................................................              -            14,307
Payments of long-term debt ..........................................................         (2,544)          (13,534)
Proceeds from the issuance of common stock, net of issuance costs ...................              -            18,698
Dividends paid ......................................................................           (557)             (503)
Proceeds from the exercise of stock options .........................................          1,035                 -
Conversion of restricted stock units ................................................              3                 -
                                                                                          ----------        ----------
Net cash provided by (used in) financing activities .................................         (2,063)           18,968
                                                                                          ----------        ----------

Effect of exchange rate changes on cash and cash equivalents ........................            (30)              (90)
                                                                                          ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................................          3,154            17,115
Cash and cash equivalents at beginning of year ......................................         57,010             8,192
                                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................     $   60,164        $   25,307
                                                                                          ==========        ==========


Supplemental Cash Flow Information:

Cash paid during the year for:
  Income taxes ......................................................................     $      993        $      816
  Interest expense ..................................................................     $      398        $      522

                  The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (1)     Basis of Presentation

         In the opinion of management, the accompanying unaudited, consolidated financial statements contain all necessary adjustments, consisting only of adjustments of a normal recurring nature, to present fairly CIRCOR International, Inc.'s consolidated balance sheets as of March 31, 2002 and December 31, 2001, and our consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements.

         The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2001 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our Annual Report for the year ended December 31, 2001.

         Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

 (2)     New Accounting Standards

         We adopted Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. See Note 7 to these financial statements for further information concerning our adoption of Statement No. 142.

         We also adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.

(3)      Inventories

         Inventories consist of the following  (In thousands):           March 31, 2002        December 31, 2001
                                                                         --------------        -----------------
                                                                         (Unaudited)
Raw materials ....................................................         $   43,527              $ 42,829
Work in process ..................................................             27,259                26,111
Finished goods ...................................................             30,441                30,939
                                                                           ----------              --------
                                                                           $  101,227              $ 99,879
                                                                           ==========              ========

 (4)     Segment Information

         The following table presents certain operating segment information (Unaudited, in thousands):

                                                        Instrumentation &
                                                          Thermal Fluid
                                                            Controls         Petrochemical                    Consolidated
                                                            Products           Products        Corporate         Total
                                                        -----------------    -------------     ---------      ------------
Three Months Ended March 31, 2002
---------------------------------
Net Revenues .......................................         $46,417            $33,045       $        -        $79,462
Operating income (loss) ............................           7,607              1,833           (1,840)         7,600

Three Months Ended March 31, 2001
---------------------------------
Net Revenues .......................................         $47,965            $39,981       $        -        $87,946
Operating income (loss) ............................           7,998              2,144           (1,835)         8,307

         In March 2002, we transferred SSI Equipment Inc. ("SSI") from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change better reflects the products and markets that SSI serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different with this reclassification. Corporate operating expenses include management and other staffing costs for compensation, corporate development, benefits administration, facilities and equipment costs, travel, corporate governance, risk management, treasury, investor relations, regulatory compliance, stock transfer agent costs, and certain other professional fees and administrative expenses. Identifiable assets by segment, did not change significantly from the amounts reported in
Note 14, Segment Information, included in our Annual Report on Form 10-K filed for the year ended December 31, 2001.

 (5)     Special Charges

         Special charges of $0.5 million were incurred during the three months ended March 31, 2002. The charges consisted of $0.3 million of manufacturing asset write-offs and $0.2 million of exit costs related to leased facilities to be closed. All costs recognized are for the closure, consolidation and reorganization of manufacturing and distribution facilities in the Petrochemical Products segment. There were no special charges incurred during the three months ended March 31, 2001. The portion of the accrued liabilities for lease termination costs to be paid subsequent to March 31 2002 is $0.2 million.

 (6) Earnings Per Common Share (Unaudited, in thousands, except per share amounts):

                                                                             Three Months Ended March 31,
                                                           ----------------------------------------------------------------
                                                                         2002                             2001
                                                           --------------------------------   -----------------------------

                                                                                    Per                               Per
                                                             Net                   Share        Net                  Share
                                                            Income     Shares      Amount      Income     Shares     Amount
                                                            ------     ------      ------      ------     ------     ------

Basic EPS .............................................    $ 3,685     14,873     $ 0.25      $ 3,723     13,454    $  0.28
Dilutive securities, principally common stock
    options ...........................................          -        668      (0.01)           -        348      (0.01)
                                                           -------     ------     ------      -------     ------    -------
Diluted EPS ...........................................    $ 3,685     15,541     $ 0.24      $ 3,723     13,802    $  0.27
                                                           =======     ======     ======      =======     ======    =======

         All options outstanding are included in the computation of earnings per share for the three months ended March 31, 2002 because the exercise prices of these options were less than the average market price of the common shares during the period.

         Options to purchase 190,207 shares of our common stock at prices ranging from $12.98 to $13.94 were outstanding and anti-dilutive during the three months ended March 31, 2001. These options were not included in the related computations of diluted EPS since the exercise prices of these options were greater than the average market price of the common stock during the period.

 (7)     Goodwill and Intangible Assets

         We adopted Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Statement No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

         We are currently in the process of completing the transitional impairment test required by Statement No. 142 to determine whether there was an impairment of recorded goodwill as of January 1, 2002. In accordance with Statement No. 142, step one of the two part transitional impairment test requires us to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss. Step one of the transitional impairment test must be completed in the second quarter of 2002. Step two of the transitional impairment test must be completed by the end of 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of any such impairment loss cannot be determined at this time. The amount of any such loss, however, could be material to our consolidated financial results. In addition to the annual impairment test, Statement No. 142 also requires us to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statement of operations in the period the event occurs.

         Goodwill by segment, net of accumulated amortization, as of March 31, 2002 is as follows (Unaudited, in thousands):

                                                                    Instrumentation &
                                                                      Thermal Fluid
                                                                        Controls        Petrochemical   Consolidated
                                                                        Products           Products        Total
                                                                    -----------------   -------------   ------------
Goodwill as of December 31, 2001 ..........................         $          77,905   $      11,928   $     89,833
   Business acquisitions (see Note 10) ....................                     1,268               -          1,268
   Currency translation adjustments .......................                       (99)             (2)          (101)
                                                                    -----------------   -------------   ------------
Goodwill as of March 31, 2002 .............................         $          79,074   $      11,926   $     91,000
                                                                    =================   =============   ============

         The impact of discontinuing the amortization of goodwill on net income and on basic and diluted earnings per share for the quarter ended March 31, 2001 is $0.6 million, or $0.04 and $0.05 per share on a basic and fully diluted basis, respectively, as presented below (Unaudited, in thousands, except per share amounts):

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2002              2001
                                                                                        ----------        ----------
Net income .....................................................................        $    3,685        $    3,723
Add back:  Goodwill amortization expense .......................................                 -               637
                                                                                        ----------        ----------
     Adjusted net income .......................................................        $    3,685        $    4,360
                                                                                        ==========        ==========
Basic Earnings per Share:

Net income .....................................................................        $     0.25        $     0.28
Goodwill amortization expense ..................................................                 -              0.04
                                                                                        ----------        ----------
     Adjusted net income .......................................................        $     0.25        $     0.32
                                                                                        ==========        ==========
Diluted earnings per share:

Net income .....................................................................        $     0.24        $     0.27
Goodwill amortization expense ..................................................                 -              0.05
                                                                                        ----------        ----------
     Adjusted net income .......................................................        $     0.24        $     0.32
                                                                                        ==========        ==========

     The table below presents gross intangible assets and the related accumulated amortization as of March 31, 2002 (Unaudited, in thousands):

                                                                                 Gross
                                                                                Carrying      Accumulated
                                                                                 Amount       Amortization
                                                                                --------      ------------
Intangible assets:
   Patents .................................................................    $ 2,749          $ (2,379)
   Trademarks and trade names ..............................................      1,613              (924)
   Land use rights .........................................................      1,181              (213)
   Other ...................................................................        318              (310)
                                                                                -------          --------
     Total .................................................................    $ 5,861          $ (3,826)
                                                                                -------          --------
Net carrying value of intangible assets ....................................    $ 2,035
                                                                                =======

     The table below presents expected amortization expense for intangible assets recorded as of January 1, 2002 (Unaudited, in thousands):

                                                                                                                   After
                                                                         2002     2003    2004    2005     2006     2006
                                                                         ----     ----    ----    ----     ----    ------
Estimated amortization expense ......................................    $303     $288    $148    $135     $108    $1,112

(8)  Financial Instruments

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

Foreign Currency Risk

     We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended March 31, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded a net loss of less than $0.1 million for the three months ended March 31, 2002. As of March 31, 2002, we had forward contracts to buy and sell foreign currencies with a fair value of $5.6 million. These contracts mature on various dates between April 2002 and October 2002.

(9)  Comprehensive Income

     Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (Unaudited, in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ----------      ------------
Net income ....................................... $    3,685      $     3,723
Foreign currency translation adjustments .........       (274)          (1,838)
                                                   ----------      -----------
   Total comprehensive income .................... $    3,411      $     1,885
                                                   ==========      ===========

(10) Business Acquisitions

     On June 25, 2001, we acquired a 75% interest in Regeltechnik Kornwestheim GmbH and affiliates ("RTK"), a German closed corporation. RTK manufactures and sells control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. On February 5, 2002, the minority interest shareholder of RTK exercised the put option granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, during March 2002 we paid cash of $2.4 million for the purchase of this 25% interest in RTK, resulting in $1.3 million of additional goodwill.

     The acquisition was accounted for as a business purchase combination. The aggregate purchase price for this acquisition was $13.7 million, consisting of cash and the assumption of $4.2 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $5.2 million acquired has been recorded as goodwill. The results of operations for this business have previously been included in our consolidated financial statements from the date our initial 75% ownership share was acquired in June 2001. The goodwill that resulted from this acquisition no longer is amortized in determining net income in accordance with our January 1, 2002 adoption of FASB Statement No. 142.

(11) Contingencies and Environmental Remediation

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

     Contingencies

     Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke"); all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 2,000 plaintiffs. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. Approximately 300 of these cases consist of civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. The ship owner defendants, in turn, typically have filed third-party claims against 20 to 30 third-party defendants including Leslie and Spence. The claims against Leslie and Spence assert that the packing in metal pumps and gaskets in metal valves supplied by Leslie and Spence contained asbestos that contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. These thousands of cases are subject to court ordered moratoria on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

     The remaining asbestos exposure cases involve individuals who claim to have been exposed to asbestos during the course of their employment in various shipyards and manufacturing facilities. These cases, which have been brought in the courts of New York, California, New Jersey and Mississippi, typically involve claims by one or a small number of individual plaintiffs against anywhere from 50 to well over 200 direct defendants who are alleged to have manufactured and supplied products containing asbestos. Two of the recently filed Mississippi cases however, assert claims on behalf of over 600 and over 500 plaintiffs, respectively, against approximately 200 defendants. We believe that any asbestos formerly used in Leslie, Spence and Hoke products was entirely internal to the product and would not give rise to ambient asbestos dust during normal operation.

     On July 12, 2000, we were notified that the United States Customs Service ("Customs") is conducting an investigation to determine whether our subsidiary KF Industries, Inc. ("KF") is in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. While we believe that the Customs investigation will not result in any material liability to us, there can be no assurances as to the outcome of this matter. If the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material. We believe that KF's marking practices have been in substantial compliance with Customs' regulations and we are cooperating with Customs in its investigation.

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

     In the ordinary course of business, we issued standby letters of credit totaling $4.9 million at March 31, 2002. We do not anticipate incurring losses from these letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the potential impairment of recorded goodwill as a result of recently adopted accounting pronouncements, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks, and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption "Certain Risk Factors That May Affect Future Results" in our Annual Report on Form 10-K filed for the year ended December 31, 2001. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

     The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended March 31, 2002 and 2001:

                                                                     Three Months Ended March 31,
                                                               -----------------------------------------
                                                                     2002                    2001           % Change
                                                               -----------------     -------------------    --------
                                                                        (Dollars in thousands)

Net revenues ...............................................   $ 79,462    100.0%    $ 87,946     100.0%      (9.6)%
Cost of revenues ...........................................     54,920     69.1       61,875      70.4      (11.2)
                                                               --------   ------     --------    ------
  Gross profit .............................................     24,542     30.9       26,071      29.6       (5.9)
Selling, general and administrative expenses ...............     16,489     20.7       17,127      19.5       (3.7)
Goodwill amortization expense ..............................          -        -          637       0.7     (100.0)
Special charges ............................................        453      0.6            -         -        n/a
                                                               --------   ------     --------    ------
  Operating income .........................................      7,600      9.6        8,307       9.4       (8.5)
Other expense:
  Interest expense, net ....................................      1,741      2.2        1,969       2.2      (11.6)
  Other expense, net .......................................        102      0.2          133       0.1      (23.3)
                                                               --------   ------     --------    ------
Income before income taxes .................................      5,757      7.2        6,205       7.1       (7.2)
Provision for income taxes .................................      2,072      2.6        2,482       2.9      (16.5)
                                                               --------   ------     --------    ------
  Net Income ...............................................   $  3,685      4.6%    $  3,723       4.2%      (1.0)%
                                                               ========   ======     ========    ======

         Net revenues for the three months ended March 31, 2002 decreased by $8.5 million, or 9.6%, to $79.5 million compared to $87.9 million for the three months ended March 31, 2001. The decrease in net revenues for the three months ended March 31, 2002 was attributable to the following:

                                                                              Total                                  Foreign
                  Segment                               2002        2001     Change   Acquisitions   Operations      Exchange
                  -------                              -------     -------   -------  ------------   ----------      --------
                                                                                      (In thousands)
Instrumentation & Thermal Fluid Controls ........      $46,417     $47,965   $(1,548) $      3,809   $   (5,203)     $   (154)
Petrochemical ...................................       33,045      39,981    (6,936)            -       (6,516)         (420)
                                                       -------     -------   -------  ------------   ----------      --------
 Total ..........................................      $79,462     $87,946   $(8,484) $      3,809   $  (11,719)     $   (574)
                                                       =======     =======   =======  ============   ==========      ========

         The Instrumentation and Thermal Fluid Controls Products segment accounted for 58.4% of net revenues for the three months ended March 31, 2002 compared to 54.5% for the three months ended March 31, 2001. The Petrochemical Products segment accounted for 41.6% of net revenues for the three months ended March 31, 2002 compared to 45.5% for the three months ended March 31, 2001.

         Instrumentation and Thermal Fluid Controls Products revenues decreased $1.5 million, or 3.2%. The net decrease was due to: a $4.0 million reduction in instrumentation application revenues, primarily due to weak market conditions and reduced sales volume in the commercial aerospace and general industrial markets; a $1.2 million decrease in thermal fluid controls markets resulting from lower customer demand for steam related HVAC products due to mild winter temperatures; a $0.1 million reduction in revenues resulting from changes in exchange rates affecting our European business units; partially offset by $3.8 million of incremental revenue from RTK and SART that were acquired during June 2001. The net $6.9 million decrease in Petrochemical Products revenues, or 17.3%, was the result of $5.3 million in lower North American revenues, related to reduced chemical processing, general industrial, and oil and gas drilling activity in North America; a $1.2 million reduction in revenues from Chinese customers; and a $0.4 million decrease in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

         Gross profit decreased $1.5 million, or 5.9%, to $24.5 million for the three months ended March 31, 2002 compared to $26.1 million for the three months ended March 31, 2001. Gross margin increased to 30.9% for the three months ended March 31, 2002 compared to 29.6% for the three months ended March 31, 2001. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.8 million. The net decrease consisted of: a $2.1 million gross profit reduction due to lower sales volume, net of operational manufacturing cost reductions; and a $1.3 million offsetting increase in gross profit from the RTK and SART businesses acquired during June, 2001. Gross profit for the Petrochemical Products segment decreased $0.7 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Gross profit decreases of $1.9 million as a result of lower sales volume, $0.1 million due to unfavorable foreign exchange rate changes, were partially offset by a $1.3 million increase resulting from improved manufacturing efficiencies and higher pricing on sales of large valves used in international oil and gas projects.

         Selling, general and administrative expenses decreased $0.6 million, or 3.7%, to $16.5 million for the three months ended March 31, 2002 compared with $17.1 million for the three months ended March 31, 2001. Operating expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.1 million. This net increase was the result of: $0.8 million of additional expenses related to the acquired RTK and SART operations; partially offset by a $0.7 million reduction in operating expenses, primarily from lower variable selling expenses. Operating expenses for the Petrochemical Products segment decreased $0.7 million. This decrease was largely due to $0.6 million of lower variable selling expenses and a $0.1 million decrease due to foreign exchange rate changes. Corporate spending remained unchanged for these periods.

         Goodwill amortization expense was not recorded for the three months ended March 31, 2002 compared with $0.6 million for the three months ended March 31, 2001. The decrease in goodwill amortization expense is the result of our adoption of Financial Accounting Standard Board Statement No. 142 "Goodwill and Other Intangible Assets," which eliminates the amortization of acquisition goodwill, effective January 1, 2002.

         During the three months ended March 31, 2002, special charges of $0.5 million were incurred in the

Petrochemical Products segment. These expenses included the write-off of certain assets and the accrual of costs associated with the closure, consolidation and reorganization of certain North American manufacturing operations. There were no special charges incurred during the three months ended March 31, 2001. We fully expect that the initiatives taken during first quarter of 2002 to close, consolidate and reorganize certain facilities in the Petrochemical Products segment, will result in second quarter severance costs of approximately $0.2 million.

         The change in operating income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was as follows:


                                                                             Total                                   Foreign
                  Segment                               2002        2001     Change   Acquisitions   Operations      Exchange
                  -------                              -------     -------   -------  ------------   ----------      --------
                                                                                       (In thousands)
Instrumentation & Thermal Fluid Controls ........      $ 7,607     $ 7,998   $ (391)  $        516   $     (898)     $     (9)
Petrochemical ...................................        1,833       2,144     (311)             -         (277)          (34)
Corporate .......................................       (1,840)     (1,835)      (5)             -           (5)            -
                                                       -------     -------   ------   ------------   ----------      --------
 Total ..........................................      $ 7,600     $ 8,307   $ (707)  $        516   $   (1,180)     $    (43)
                                                       =======     =======   ======   ============   ==========      ========

         The $0.4 million decrease in operating income in the Instrumentation and Thermal Fluid Controls Products segment was primarily attributable to lower sales volume, partially offset by incremental income from RTK and SART, lower variable selling expenses and the elimination of current year goodwill amortization expenses. The $0.3 million decrease in operating income in the Petrochemical Products segment was also primarily due to lower sales and current year special charges, partially offset by higher gross profits and margins related to improved manufacturing efficiencies and higher pricing on large international project sales, lower variable selling expenses and the elimination of current year goodwill amortization expenses.

         Net interest expense decreased $0.2 million to $1.7 million for the three months ended March 31, 2002 compared to $1.9 million for the three months ended March 31, 2001. The decrease was primarily due to higher interest income on invested balances and lower interest expense due to lower current year average debt balances and lower interest rates on variable debt instruments. Significant net positive cash flow generated during the prior year, from both operations and our from our follow-on issuance of common stock, enabled us to reduce our unsecured revolving credit facility balance to zero during March 31, 2001 and has provided interest income from mutual funds that are primarily invested in U.S Government obligations.

         Other expense was relatively unchanged at $0.1 million for the three months ended March 31, 2002 and 2001.

         The effective tax rate decreased to 36.0% for the three months ended March 31, 2002 compared to 40.0% for the three months ended March 31, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with FASB Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

         Net income was relatively unchanged for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Although net income for the three months ended March 31, 2002 and 2001 was comparable, gross profits decreased due to lower current year sales and we incurred special charges during the current year. These decreases in net income were offset by the incremental net income generated by RTK and SART, reductions in variable selling expenses, reduced goodwill amortization expense, reduced net interest costs and lower foreign currency losses.

Liquidity and Capital Resources

         The following table summarizes our cash flow activities for the three months ended March 31, 2002 (Unaudited and in thousands):

Cash flow from:
  Operating activities ...........................................      $ 8,511
  Investing activities ...........................................       (3,264)
  Financing activities ...........................................       (2,063)
  Effect of exchange rates on cash balances ......................          (30)
                                                                        -------
Increase in cash and cash equivalents ............................      $ 3,154
                                                                        =======

         During the three months ended March 31, 2002, we generated $8.5 million in cash flow from operating activities. Net income and non-cash charges such as depreciation, amortization and the write-off of manufacturing equipment account for $6.8 million of the cash provided by operating activities. Reductions in working capital and other assets provided $1.7 million of cash. The $3.3 million used for investing activities included: $2.4 million for the purchase of the remaining 25% minority interest in our RTK subsidiary and $0.9 million for the purchase of capital equipment. We used $2.1 million in financing activities that included: payments of $2.5 million to reduce the balance of our short-term international credit facilities; $0.6 million used to pay dividends to shareholders; offset by $1.0 million received from the exercise of stock options. The effects of exchange rate changes on cash and cash equivalents decreased cash balances by less than $0.1 million.

         Our capital expenditure budget for the year ended December 31, 2002 is $7.1 million. Capital expenditures are primarily for manufacturing machinery and equipment for new products and as part of our ongoing commitment to further improve our manufacturing operations.

         As of March 31, 2002 and 2001, we had no amounts outstanding under our corporate unsecured revolving credit facility. Under the credit facility agreement we are required to pay an unused facility fee of 0.35% per annum, and are able to borrow at interest rates that may vary, either the Euro dollar rate plus 1.5% or at the prime rate specified by the agent. As of March 31, 2002, we had $75.0 million available under the revolving credit agreement to support our acquisition program, working capital requirements and for general corporate purposes.

         The ratio of current assets to current liabilities as of March 31, 2002 was 3.5:1 compared to 3.4:1 as of December 31, 2001. Cash and cash equivalents were $60.2 million as of March 31, 2002 compared to $57.0 million as of December 31, 2001. Net debt (total debt less cash) as a percentage of total net capital employed (net debt plus equity) was 13.3% as of March 31, 2002 compared to 15.5% as of December 31, 2001.

         Beginning on October 19, 2002, we will commence making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

         Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 31, 2002 and December 31, 2001.

         On April 9, 2002 we filed a registration statement on Form S-3 for the sale of up to an aggregate of 1.0 million shares currently outstanding and beneficially owned by Timothy P. Horne and other members of the Horne family. We will not receive any of the proceeds from the sale of the shares of common stock offered by this prospectus. We are bearing the expense for the registration of the shares under the federal and state securities laws.

         On February 5, 2002, the minority interest shareholder of RTK exercised the put option right granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, we paid cash of $2.4 million for the purchase of this 25% interest in RTK during March 2002.

         From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the three months ended March 31, 2002 in connection with any of these matters.

         We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months.

Effect of Recent Accounting Pronouncements

         We adopted Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Statement No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives.

         We are currently in the process of completing the transitional impairment test required by Statement No. 142 to determine whether there was a potential impairment to recorded goodwill as of January 1, 2002. In accordance with Statement No. 142, step one of the two part transitional impairment test requires us to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss, if any. Step one of the transitional impairment test must be completed in the second quarter of 2002. Step two of the transitional impairment test must be completed by the end of 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of any such impairment loss cannot be determined at this time, however, the amount of any such loss could be material to our consolidated financial results. In addition to the annual impairment test, Statement No. 142 also requires us to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statement of operations in the period the event occurs.

         See Note 7 to the financial statements for information concerning the adoption of Statement No. 142.

         We also adopted FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         The oil and gas market has historically been subject to cyclicality depending upon supply and demand of crude oil and its derivatives as well as natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, generally, maintenance and repair activity and spending for facilities projects normally increase, and we benefit from increased demand for valve products. However, oil and gas price increases may be considered temporary in nature, or not driven by customer demand and, therefore, may result in longer lead times for obtaining petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand, which also could have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Risk

         At March 31, 2002, our primary interest rate risk relates to borrowings under our revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no outstanding borrowings under our revolving credit facility as of March 31, 2002. Based upon the expected levels of borrowings under our credit facility in 2002, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

         We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended March 31, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statement of operations. As of March 31, 2002, we had forward contracts to buy and sell foreign currencies with a fair value of $5.6 million. These contracts mature on various dates between April 2002 and October 2002.

         The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

         The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that may adversely affect our results of operations. We manage this risk by offsetting increases in commodity prices with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production process.

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

         Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke"); all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 2,000 plaintiffs. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. Approximately 300 of these cases consist of civil product liability actions filed against ship owner defendants in the U.S. District Court, Northern District of Ohio (Cleveland) between the 1980s and 1996. The ship owner defendants, in turn, typically have filed third-party claims against 20 to 30 third-party defendants including Leslie and Spence. The claims against Leslie and Spence assert that the packing in metal pumps and gaskets in metal valves supplied by Leslie and Spence contained asbestos that contributed to the asbestos exposure of plaintiffs who worked on the defendants' ships. To date, two cases involving Leslie only have settled in a way that required a payment from Leslie. One case settled in 1995 with a $2,000 payment from Leslie; another settled in 1989 with a $500 payment from Leslie. These cases are part of tens of thousands of maritime asbestos cases filed in this court against multiple defendants. These thousands of cases are subject to court ordered moratoria on answers and motion practice, and the very small percentage of these cases that have come to trial since 1996 have not involved Leslie or Spence.

         The remaining asbestos exposure cases involve individuals who claim to have been exposed to asbestos during the course of their employment in various shipyards and manufacturing facilities. These cases, which have been brought in the courts of New York, California, New Jersey and Mississippi, typically involve claims by one or a small number of individual plaintiffs against anywhere from 50 to well over 200 direct defendants who are alleged to have manufactured and supplied products containing asbestos. Two of the recently filed Mississippi cases, however, assert claims on behalf of over 600 and over 500 plaintiffs, respectively, against approximately 200 defendants. We believe that any asbestos formerly used in Leslie, Spence and Hoke products was entirely internal to the product and would not give rise to ambient asbestos dust during normal operation.

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

         We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government's claim, and the State of New Jersey's claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey. But, in this instance we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

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


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds From Registered Securities

         The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 15, 2001, and the commission file number assigned to the registration statement is 333-54428. We used $2.0 million of the net proceeds to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired 100% of SART and 75% of RTK. During March 2002, we acquired the remaining 25% minority interest in RTK. We utilized $12.6 million of the proceeds to purchase these businesses and retire a portion of assumed debt. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a director and officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Proctor LLP. The remaining proceeds have been invested overnight in money market funds with holdings of U.S. Government obligations and are included in cash and cash equivalents as of March 31, 2002. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the three months ended March 31, 2002.

ITEM 6.       EXHIBITS AND REPORTS OF FORM 8-K

(a)(1)     Financial Statements

           The consolidated financial statements filed as part of this report are included in Part I, Item 1 of this report and listed in the Table of Contents.

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

---------------

(b)        Reports on Form 8-K.

           The registrant filed no Current Reports on Form 8-K during the three-month period ended March 31, 2002.

(c)        Exhibit Index

           See Item 6(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CIRCOR INTERNATIONAL, INC.


Date:  May 13, 2002                          /s/ DAVID A. BLOSS, SR.
                                             ----------------------------------
                                                 David A. Bloss, Sr.
                                                 Chairman, President and Chief
                                                 Executive Officer
                                                 Principal Executive Officer


Date:  May 13, 2002                          /s/ KENNETH W. SMITH
                                             -----------------------------------
                                                 Kenneth W. Smith
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer
                                                 Principal Financial Officer


Date:  May 13, 2002                          /s/ STEPHEN J. CARRIERE
                                             -----------------------------------
                                                 Stephen J. Carriere
                                                 Vice President, Corporate
                                                 Controller and Assistant
                                                 Treasurer
                                                 Principal Accounting Officer