Form 10-Q
period 2002-06-30
CIRCOR INTERNATIONAL INC
filed 2002-08-13
CIK 1091883

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-14962

                           --------------------------

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

     As of July 31, 2002, there were 15,084,518 shares of the Registrant's Common Stock, par value $0.01, outstanding.

================================================================================

                           CIRCOR INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                   Page
                                                                                                   ----
PART I.          FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                 December 31, 2001                                                                   3

                 Consolidated Statements of Operations for the three months and six
                 months ended June 30, 2002 (unaudited) and 2001 (unaudited)                         4

                 Consolidated Statements of Cash Flows for the six months ended
                 June 30, 2002 (unaudited) and 2001 (unaudited)                                      5

                 Notes to Consolidated Financial Statements                                         6-12

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                     12-19

       Item 3.   Qualitative and Quantitative Disclosures About Market Risk                        19-20


PART II.         OTHER INFORMATION

       Item 1.   Legal Proceedings                                                                 20-21

       Item 2.   Changes in Securities and Use of Proceeds                                         21-22

       Item 4.   Submission of Matters to a Vote of Security Holders                                 22

       Item 6.   Exhibits and Reports on Form 8-K                                                  22-23

       Signatures                                                                                    24

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CIRCOR INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                June 30,      December 31,
                                                                                  2002            2001
                                                                                ---------     ------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................. $ 67,555       $ 57,010
     Trade accounts receivable, less allowance for doubtful accounts of
      $2,374 and $2,637, respectively ..........................................   54,435         58,855
     Inventories ...............................................................  111,250         99,879
     Prepaid expenses and other current assets .................................    4,967          4,450
     Deferred income taxes .....................................................    6,043          5,998
                                                                                 --------       --------
        Total Current Assets ...................................................  244,250        226,192

PROPERTY, PLANT AND EQUIPMENT, NET .............................................   64,278         66,973
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $17,040 .......................   91,445         89,833
    Other assets ...............................................................    3,396          3,123
                                                                                 --------       --------
TOTAL ASSETS ................................................................... $403,369       $386,121
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ........................................................... $ 33,415       $ 27,593
    Accrued expenses and other current liabilities .............................   14,802         12,365
    Accrued compensation and benefits ..........................................    4,601          5,853
    Income taxes payable .......................................................    3,927          1,782
    Notes payable and current portion of long-term debt ........................   17,472         19,844
                                                                                 --------       --------
        Total Current Liabilities ..............................................   74,217         67,437

LONG-TERM DEBT, NET OF CURRENT PORTION .........................................   76,936         77,818
DEFERRED INCOME TAXES ..........................................................    2,651          2,576
OTHER NONCURRENT LIABILITIES ...................................................    8,719          9,794
MINORITY INTEREST ..............................................................    4,916          6,056

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares
      issued and outstanding ...................................................        -              -
    Common stock, $0.01 par value; 29,000,000 shares authorized;
      15,072,971 and 14,861,890 issued and outstanding at June 30, 2002
      and December 31, 2001, respectively ......................................      151            149
    Additional paid-in capital .................................................  203,185        200,559
    Retained earnings ..........................................................   32,280         25,878
    Accumulated other comprehensive income (loss) ..............................      314         (4,146)
                                                                                 --------       --------
        Total Shareholders' Equity .............................................  235,930        222,440
                                                                                 --------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................... $403,369       $386,121
                                                                                 ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                          ---------------------------      --------------------------
                                                             2002             2001            2002            2001
                                                          ----------       ----------      ---------        ---------
Net revenues ...........................................  $82,541           $83,390          $162,003        $171,336
Cost of revenues .......................................   57,918            57,240           112,838         119,115
                                                          -------           -------          --------        --------
   GROSS PROFIT ........................................   24,623            26,150            49,165          52,221
Selling, general and administrative expenses ...........   17,032            17,133            33,521          34,260
Goodwill amortization expense ..........................        -               631                 -           1,268
Special charges ........................................      292                 -               745               -
                                                          -------           -------          --------        --------
   OPERATING INCOME ....................................    7,299             8,386            14,899          16,693
                                                          -------           -------          --------        --------
Other (income) expense:
   Interest income .....................................     (340)             (257)             (573)           (344)
   Interest expense ....................................    2,021             1,901             3,995           3,957
   Other (income) expense, net .........................     (382)              360              (280)            493
                                                          -------           -------          --------        --------
     Total other expense ...............................    1,299             2,004             3,142           4,106
                                                          -------           -------          --------        --------
INCOME BEFORE INCOME TAXES .............................    6,000             6,382            11,757          12,587
Provision for income taxes .............................    2,161             2,553             4,233           5,035
                                                          -------           -------          --------        --------
   NET INCOME ..........................................  $ 3,839           $ 3,829          $  7,524        $  7,552
                                                          =======           =======          ========        ========

Earnings per common share:
   Basic ...............................................    $0.26             $0.26             $0.50           $0.53
   Diluted .............................................    $0.24             $0.25             $0.48           $0.52

Weighted average number of common shares outstanding:
   Basic ...............................................   15,040            14,816            14,959          14,124
   Diluted .............................................   15,732            15,498            15,621          14,663

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                    ---------------------------
                                                                                       2002              2001
                                                                                    -----------       ---------
OPERATING ACTIVITIES
Net income ........................................................................  $ 7,524            $ 7,552
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation ...................................................................    5,417              4,791
   Amortization ...................................................................      158              1,434
   Loss on write-off of property, plant and equipment .............................      325                  -
   Deferred income taxes ..........................................................       76                  -
   (Gain) loss on disposal of property, plant and equipment .......................       19                (33)
   Changes in operating assets and liabilities, net of effects from business acquisitions:
      Trade accounts receivable ...................................................    6,339               (948)
      Inventories .................................................................   (8,913)              (452)
      Prepaid expenses and other assets ...........................................     (722)               185
      Accounts payable, accrued expenses and other liabilities ....................    6,453             (1,705)
                                                                                     -------            -------
Net cash provided by operating activities .........................................   16,676             10,824
                                                                                     -------            -------

INVESTING ACTIVITIES
Additions to property, plant and equipment ........................................   (1,944)            (2,195)
Proceeds from the disposal of property, plant and equipment .......................       20                 46
Increase in other assets ..........................................................      (20)                 -
Business acquisitions, net of cash acquired .......................................   (2,328)            (9,302)
Purchase price adjustment on previous acquisitions ................................      500                  -
                                                                                     -------            -------
Net cash used in investing activities .............................................   (3,772)           (11,451)
                                                                                     -------            -------

FINANCING ACTIVITIES
Proceeds from long-term borrowings ................................................      440             15,223
Payments of long-term debt ........................................................   (3,990)           (14,828)
Proceeds from the issuance of common stock, net of issuance costs .................        -             18,698
Dividends paid ....................................................................   (1,122)            (1,057)
Proceeds from the exercise of stock options .......................................    1,755                 12
Conversion of restricted stock units ..............................................        3                  -
                                                                                     -------            -------
Net cash provided by (used in) financing activities ...............................   (2,914)            18,048
                                                                                     -------            -------

Effect of exchange rate changes on cash and cash equivalents ......................      555                 47
                                                                                     -------            -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................................   10,545             17,468
Cash and cash equivalents at beginning of year ....................................   57,010              8,192
                                                                                     -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................  $67,555            $25,660
                                                                                     =======            =======


Supplemental Cash Flow Information:
Cash paid during the year for:
  Income taxes ....................................................................  $ 1,538            $ 3,840
  Interest expense ................................................................  $ 3,847            $ 3,927

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CIRCOR INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of CIRCOR International, Inc.'s consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

         The consolidated balance sheet at December 31, 2001 is as included in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2001 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our Annual Report for the year ended December 31, 2001.

         Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(2)      New Accounting Standards

         We adopted Financial Accounting Standard Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. See Note 7 to these financial statements for further information concerning our adoption of Statement No. 142.

         We also adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.

         In April 2002, FASB Statement No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections,' was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Statement No. 145 also amends Statement No. 13, "Accounting For Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our reported results of operations or financial position.

         In July 2002, Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported results of operation or financial position.

(3)      Inventories

         Inventories consist of the following (In thousands):

                                                              June 30, 2002         December 31, 2001
                                                              -------------         -----------------
                                                               (Unaudited)
Raw materials ..................................................  $ 45,141               $42,829
Work in process ................................................    31,054                26,111
Finished goods .................................................    35,055                30,939
                                                                  --------               -------
                                                                  $111,250               $99,879
                                                                  ========               =======

(4)      Segment Information

         The following table presents certain operating segment information (Unaudited, in thousands):

                                                        Instrumentation &
                                                          Thermal Fluid
                                                            Controls         Petrochemical                    Consolidated
                  Three Months Ended                        Products           Products        Corporate          Total
                  ------------------                        --------           --------        ---------          -----
June 30, 2002
-------------
Net Revenues .............................................  $ 47,966           $ 34,575         $      -       $ 82,541
Operating income (loss) ..................................     8,138              1,261           (2,100)         7,299

June 30, 2001
-------------
Net Revenues .............................................  $ 46,768           $ 36,622         $      -       $ 83,390
Operating income (loss) ..................................     7,738              2,682           (2,034)         8,386
Goodwill amortization expense ............................       534                 97                -            631

                   Six Months Ended
                   ----------------
June 30, 2002
-------------
Net Revenues .............................................  $ 94,383           $ 67,620         $      -       $162,003
Operating income (loss) ..................................    15,745              3,094           (3,940)        14,899

June 30, 2001
-------------
Net Revenues .............................................  $ 94,733           $ 76,603         $      -       $171,336
Operating income (loss) ..................................    15,736              4,826           (3,869)        16,693
Goodwill amortization expense ............................     1,071                197                -          1,268

                 Identifiable Assets
                 -------------------
June 30, 2002 ............................................  $280,578           $167,557         $(44,766)      $403,369
December 31, 2001 ........................................   268,293            158,633          (40,805)       386,121

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

(5)      Special Charges

         Special charges of $0.3 million were incurred during the three months ended June 30, 2002. The charges consisted primarily of $0.2 million of severance costs and $0.1 million of exit related costs. Special charges of $0.7 million were incurred during the six months ended June 30, 2002. These charges consisted of $0.3 million of manufacturing equipment write offs, $0.2 million of severance costs and $0.2 million of exit costs principally related to leased facilities to be closed. As a result of these actions, 16 employee positions were terminated. All costs recognized were for the closure, consolidation and reorganization of manufacturing and distribution facilities in the Petrochemical Products segment. There were no special charges incurred during the three or six months ended June 30, 2001. The portion of the accrued liabilities for lease termination costs to be paid subsequent to June 30, 2002 is less than $0.2 million.

(6) Earnings Per Common Share (Unaudited, in thousands, except per share amounts):

                                                                       Three Months Ended June 30,
                                                    ----------------------------------------------------------------
                                                               2002                                2001
                                                    -----------------------------      -----------------------------
                                                                             Per                                Per
                                                      Net                   Share        Net                   Share
                                                    Income     Shares      Amount      Income     Shares      Amount
                                                    ------     ------      ------      ------     ------      ------
Basic EPS ........................................  $3,839      15,040      $0.26       $3,829     14,816      $0.26
Dilutive securities, principally common stock
    options ......................................       -         692      (0.02)           -        682      (0.01)
                                                    ------      ------      -----       ------     ------      -----
Diluted EPS ......................................  $3,839      15,732      $0.24       $3,829     15,498      $0.25
                                                    ======      ======      =====       ======     ======      =====


                                                                         Six Months Ended June 30,
                                                    ----------------------------------------------------------------
                                                               2002                                2001
                                                    -----------------------------      -----------------------------
                                                                             Per                                Per
                                                      Net                   Share        Net                   Share
                                                    Income     Shares      Amount      Income     Shares      Amount
                                                    ------     ------      ------      ------     ------      ------

Basic EPS ........................................  $7,524     14,959       $0.50      $7,552     14,124      $0.53
Dilutive securities, principally common stock
    options ......................................       -        662       (0.02)          -        539      (0.01)
                                                    ------     ------       -----      ------     ------      -----
Diluted EPS ......................................  $7,524     15,621       $0.48      $7,552     14,663      $0.52
                                                    ======     ======       =====      ======     ======      =====


         All options outstanding are included in the computation of earnings per share for the three months and six months ended June 30, 2002 and 2001 because the exercise prices of these options were less than the average market price of the common shares during the respective periods.

(7)      Goodwill and Intangible Assets

         We adopted Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that existing and future goodwill and indefinite-lived intangible assets no longer be amortized; rather they are written-down, as needed, based upon impairment. An impairment test is required on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of the initial transitional impairment test as of the beginning of the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

         In accordance with Statement No. 142, we completed a transitional goodwill impairment test by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values. We determined that the fair value of the reporting units' goodwill exceeded their carrying value and that no impairment existed.

         Goodwill by segment, net of accumulated amortization, as of June 30, 2002 is as follows (Unaudited, in thousands):

                                                                    Instrumentation &
                                                                      Thermal Fluid
                                                                        Controls        Petrochemical   Consolidated
                                                                        Products           Products        Total
                                                                        --------           --------        -----
Goodwill as of December 31, 2001 ......................................  $77,905            $11,928         $89,833
   Business acquisitions (see Note 10) ................................    1,206                  -           1,206
   Purchase price adjustment of previous acquisition ..................     (500)                 -            (500)
   Currency translation adjustments ...................................      788                118             906
                                                                         -------            -------         -------
Goodwill as of June 30, 2002 ..........................................  $79,399            $12,046         $91,445
                                                                         =======            =======         =======

         In accordance with Statement No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. The impact of discontinuing the amortization of goodwill on net income and on basic and diluted earnings per share for the three and six months ended June 30, 2001 would have been $0.6 million and $1.3 million, or $0.04 and $0.09 per share on both a basic and fully diluted basis, respectively, as presented below (Unaudited, in thousands, except per share amounts):

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                    -------------------------------        -------------------------
                                                         2002              2001                2002           2001
                                                    --------------     ------------        ------------    ---------
Net income ........................................  $3,839               $3,829           $7,524            $7,552
Add back:  Goodwill amortization expense ..........       -                  631                -             1,268
                                                     ------               ------           ------            ------
     Adjusted net income ..........................  $3,839               $4,460           $7,524            $8,820
                                                     ======               ======           ======            ======
Basic Earnings per Share:

Net income ........................................   $0.26                $0.26            $0.50             $0.53
Goodwill amortization expense .....................       -                 0.04                -              0.09
                                                     ------               ------           ------            ------
     Adjusted net income ..........................   $0.26                $0.30            $0.50             $0.62
                                                     ======               ======           ======            ======
Diluted earnings per share:
Net income ........................................   $0.24                $0.25            $0.48             $0.52
Goodwill amortization expense .....................       -                 0.04                -              0.09
                                                     ------               ------           ------            ------
     Adjusted net income ..........................   $0.24                $0.29            $0.48             $0.61
                                                     ======               ======           ======            ======

         The table below presents gross intangible assets and the related accumulated amortization as of June 30, 2002 (Unaudited, in thousands):

                                                     Gross
                                                    Carrying      Accumulated
                                                     Amount       Amortization
                                                     ------       ------------
Patents ...........................................  $2,725          $(2,398)
Trademarks and trade names ........................   1,613             (943)
Land use rights ...................................   1,181             (223)
Other .............................................     318             (317)
                                                     ------          -------
     Total ........................................  $5,837          $(3,881)
                                                     ------          -------
Net carrying value of intangible assets ...........  $1,956
                                                     ======

         The table below presents estimated amortization expense for intangible assets recorded as of January 1, 2002 (Unaudited, in thousands):

                                                                                                                After
                                                       2002       2003        2004       2005        2006        2006
                                                       ----       ----        ----       ----        ----       -----
Estimated amortization expense ......................  $303       $288        $148       $135        $108      $1,112

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

Foreign Currency Risk

         We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the six months ended June 30, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded a net gain of less than $0.4 million for the three months ended June 30, 2002 and $0.3 million for the six months ended June 30, 2002. As of June 30, 2002, we had forward contracts to buy and sell foreign currencies with a fair value of $5.8 million. These contracts mature on various dates between July 2002 and December 2002.

(9)      Comprehensive Income

         Our other comprehensive income consists solely of cumulative translation adjustments. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows (Unaudited, in thousands):

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------       ----------------------------
                                                        2002              2001           2002                 2001
                                                     ----------        ---------       --------             -------
Net income ........................................   $3,839             $3,829          $ 7,524            $7,552
Foreign currency translation adjustments ..........    4,734                112            4,460            (1,726)
                                                      ------             ------          -------            ------
   Total comprehensive income .....................   $8,573             $3,941          $11,984            $5,826
                                                      ======             ======          =======            ======

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

         The acquisition was accounted for as a business purchase combination. The aggregate purchase price for this acquisition was $13.7 million, consisting of cash and the assumption of $4.2 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $5.2 million acquired has been recorded as goodwill. The results of operations for this business have previously been included in our consolidated financial statements from the date our initial 75% ownership share was acquired in June 2001. The goodwill that resulted from this acquisition no longer is amortized in determining net income in accordance with our January 1, 2002 adoption of Statement No. 142.

         During April 2002, we received $0.1 million in cash resulting from a balance sheet true-up adjustment relating to our June 2001 acquisition of Societe Alsacienne Regulaves Thermiques von Rohr, S.A. ("SART"), a French limited liability company. The aggregate purchase price for SART was $3.1 million, consisting of cash and the assumption of $0.3 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $0.6 million acquired has been recorded as goodwill.

         Also, during June 2002, we received $0.5 million in cash representing a purchase price adjustment relating to the resolution of indemnification claims that were previously made against the former owners of Leslie Controls, Inc. The refunded cash purchase price was accounted for as a reduction of recorded goodwill for this transaction.

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

         Contingencies

         Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke"), all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 5,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 122 plaintiffs in New York, each plaintiff seeks $5 million compensatory damages and $5 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of nine claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants.

         We believe that any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

         As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service ("Customs") had commenced an investigation to determine whether our subsidiary KF Industries, Inc. ("KF") was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. We continue to cooperate with Customs and, to date, we have not received any formal notification from Customs regarding the extent, if any, to which KF's country of origin marking practices may have been deficient. We continue to believe that such marking practices have been in substantial compliance with Customs' regulations. However, if the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

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

         We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves which we believe are appropriate in light of those outcomes that we believe are probable and estimable.

         In the ordinary course of business, we issued standby letters of credit totaling $6.0 million at June 30, 2002. We do not anticipate incurring losses from these letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the impact of present or future import-export laws, the potential impairment of recorded goodwill, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks, and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption "Risk Factors" in our registration statement on Form S-3/A filed on June 6, 2002. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

         The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended June 30, 2002 and 2001:

                                                                        Three Months Ended June 30,
                                                                -------------------------------------------
                                                                       2002                    2001              % Change
                                                                     --------                --------            --------
                                                                         (Dollars in thousands)
Net revenues .................................................  $82,541      100.0%      $83,390      100.0%        (1.0)%
Cost of revenues .............................................   57,918       70.2        57,240       68.6          1.2
                                                                -------      -----       -------      -----
  Gross profit ...............................................   24,623       29.8        26,150       31.4         (5.8)
Selling, general and administrative expenses .................   17,032       20.6        17,133       20.5         (0.6)
Goodwill amortization expense ................................        -          -           631        0.8       (100.0)
Special charges ..............................................      292        0.4             -          -          n/a
                                                                -------      -----       -------      -----
  Operating income ...........................................    7,299        8.8         8,386       10.1        (13.0)

Other (income) expense:
  Interest expense, net ......................................    1,681        2.0         1,644        2.0          2.3
  Other (income) expense, net ................................     (382)      (0.5)          360        0.4       (206.1)
                                                                -------      -----       -------      -----
Income before income taxes ...................................    6,000        7.3         6,382        7.7         (6.0)
Provision for income taxes ...................................    2,161        2.6         2,553        3.1        (15.4)
                                                                -------      -----       -------      -----
  Net Income .................................................  $ 3,839        4.7%      $ 3,829        4.6%         0.3%
                                                                =======      =====       =======      =====


         Net revenues for the three months ended June 30, 2002 decreased by $0.9 million, or 1.0%, to $82.5 million from $83.4 million for the three months ended June 30, 2001. The decrease in net revenues for the three months ended June 30, 2002 was attributable to the following:

                                                                       Total                               Foreign
                 Segment                         2002        2001     Change   Acquisitions  Operations    Exchange
                 -------                         ----        ----     ------   ------------  ----------    --------
                                                                         (In thousands)
Instrumentation & Thermal Fluid Controls ....  $47,966     $46,768    $1,198      $4,269      $(3,399)      $  328
Petrochemical ...............................   34,575      36,622    (2,047)          -       (2,984)         937
                                               --------    -------    ------      ------      -------       ------
 Total ......................................  $82,541     $83,390    $ (849)     $4,269      $(6,383)      $1,265
                                               =======     =======    ======      ======      =======       ======

         The Instrumentation and Thermal Fluid Controls Products segment accounted for 58.1% of net revenues for the three months ended June 30, 2002 compared to 56.1% for the three months ended June 30, 2001. The Petrochemical Products segment accounted for 41.9% of net revenues for the three months ended June 30, 2002 compared to 43.9% for the three months ended June 30, 2001.

         Instrumentation and Thermal Fluid Controls Products revenues increased $1.2 million, or 2.6%. The net increase was due to $4.3 million of incremental revenue from RTK and SART that were acquired in June 2001; a $0.3 million increase in revenues resulting from changes in exchange rates affecting our European business units; partially offset by a $3.4 million reduction in instrumentation product revenues, primarily due to weak market conditions and reduced sales volume in the domestic commercial aerospace and general industrial markets. The net $2.0 million decrease in Petrochemical Products revenues, or 5.6%, was the result of $6.3 million in lower North American revenues related to reduced oil and gas drilling, chemical processing, and general industrial activity; a $0.3 million reduction in revenues from Chinese customers; partially offset by a $3.7 million increase from our Italian subsidiary due to higher volume from international oil and gas projects; and a $0.9 million increase in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

         Gross profit decreased $1.5 million, or 5.8%, to $24.6 million for the three months ended June 30, 2002 from $26.2 million for the three months ended June 30, 2001. Gross margin decreased to 29.8% for the three months ended June 30, 2002 compared to 31.4% for the three months ended June 30, 2001. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment increased $0.1 million. The net increase consisted of: a $1.4 million increase in gross profit from the RTK and SART businesses acquired in June 2001; a $0.1 million increase due to the effect of exchange rates in Europe; partially offset by a $1.4 million net reduction due to: lower product sales in aerospace and general instrumentation markets; higher insurance costs, offset by operational manufacturing cost reductions. Gross profit for the Petrochemical Products segment decreased $1.6 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Gross profit decreased by $1.8 million as a result of lower sales volume, lower margins on small oil and gas projects, and short-term price reductions to discourage new competitors and sell targeted inventory items. This decrease was partially offset by a $0.2 million increase in revenues resulting from favorable foreign exchange rate changes.

         Selling, general and administrative expenses decreased $0.1 million, or 0.6%, to $17.0 million for the three months ended June 30, 2002 from $17.1 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.3 million. This net increase was the result of:
$0.8 million of additional expenses related to the acquired RTK and SART operations; partially offset by a $0.4 million reduction in expenses, primarily from lower variable selling expenses. Favorable foreign exchange rates resulted in a further expense reduction of $0.1 million. Selling, general and administrative expenses for the Petrochemical Products segment decreased $0.5 million. This decrease was principally due to $0.4 million of lower variable selling expenses and $0.1 million due to favorable exchange rate changes. Corporate expenses increased by $0.1 million, resulting from higher corporate development expenses that were partially offset by lower compensation and fringe benefit costs.

         Goodwill amortization expense was not recorded for the three months ended June 30, 2002 compared with the $0.6 million recognized for the three months ended June 30, 2001. Goodwill amortization expense for the three months ended June 30, 2001 consisted of $0.5 million for the Instrumentation and Thermal Fluid Controls Products segment and $0.1 million for the Petrochemical Products segment. The decrease in goodwill amortization expense is the result of our adoption of Statement No. 142 "Goodwill and Other Intangible Assets," which eliminated the amortization of acquisition goodwill, effective January 1, 2002.

         During the three months ended June 30, 2002, special charges of $0.3 million were incurred in the Petrochemical Products segment. These expenses included $0.2 million of severance costs and a $0.1 million of exit related costs. There were no special charges incurred during the three months ended June 30, 2001. These charges resulted from the decisions made during first quarter of 2002 to close, consolidate and reorganize certain facilities in the Petrochemical Products segment.

         The change in operating income for the three months ended June 30, 2002 compared to the three months ended June 2001 was as follows:

                                                                      Total                                   Foreign
                  Segment                        2002       2001     Change     Acquisitions   Operations    Exchange
                  -------                      -------   ---------   ------     ------------   ----------    --------
                                                                            (In thousands)
Instrumentation & Thermal Fluid Controls .....  $8,138     $7,738     $   400       $620       $  (255)        $ 35
Petrochemical ................................   1,261      2,682      (1,421)         -        (1,550)         129
Corporate ....................................  (2,100)    (2,034)        (66)         -           (66)           -
                                                ------     ------     -------       ----       -------         ----
 Total .......................................  $7,299     $8,386     $(1,087)      $620       $(1,871)        $164
                                                ======     ======     =======       ====       =======         ====

         The $0.4 million increase in operating income in the Instrumentation and Thermal Fluid Controls Products segment was primarily attributable to: incremental income generated by RTK and SART; lower variable selling expenses; and the elimination of current year goodwill amortization expenses; partially offset by lower sales volume in our instrumentation product lines and higher insurance costs. The $1.4 million decrease in operating income in the Petrochemical Products segment was also primarily due to lower sales, lower margins on small oil and gas projects, short-term price reductions to discourage new competitors and sell targeted inventory items and current year special charges, partially offset by higher volume and margins on large international oil and gas project sales, lower variable selling expenses and the decrease in goodwill amortization expenses.

         Net interest expense increased $0.1 million to $1.7 million for the three months ended June 30, 2002 compared to $1.6 million for the three months ended June 30, 2001. The net increase in interest expense was due to added interest costs related to acquisition debt assumed, partially offset by additional interest income earned on higher cash balances.

         Net other expense decreased $0.7 million for the three months ended June 30, 2002 and 2001, and is primarily attributable to favorable gains on foreign exchange.

         The effective tax rate decreased to 36.0% for the three months ended June 30, 2002 compared to 40.0% for the three months ended June 30, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

         Net income was relatively unchanged for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Although net income for the three months ended June 30, 2002 and 2001 was comparable, gross profits decreased due to lower current year sales, short-term pricing actions and higher insurance costs; and due to special charges during the current year. The gross profit decrease was offset by the incremental income generated by RTK and SART, reductions in variable selling expenses, reduced goodwill amortization expense and lower foreign currency losses.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001.

         The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended June 30, 2002 and 2001:

                                                                        Six Months Ended June 30,
                                                               ------------------------------------------
                                                                       2002                   2001              % Change
                                                                     --------               --------            --------
                                                                         (Dollars in thousands)
Net revenues ................................................  $162,003   100.0%       $171,336    100.0%         (5.4)%
Cost of revenues ............................................   112,838    69.7         119,115     69.5          (5.3)
                                                               --------   -----        --------     ----
  Gross profit ..............................................    49,165    30.3          52,221     30.5          (5.9)
Selling, general and administrative expenses ................    33,521    20.6          34,260     20.1          (2.2)
Goodwill amortization expense ...............................         -       -           1,268      0.7        (100.0)
Special charges .............................................       745     0.5               -        -           n/a
                                                               --------   -----        --------     ----
  Operating income ..........................................    14,899     9.2          16,693      9.7         (10.7)

Other (income) expense:
  Interest expense, net .....................................     3,422     2.1           3,613      2.1          (5.3)
  Other (income) expense, net ...............................      (280)   (0.2)            493      0.3        (156.8)
                                                               --------   -----        --------     ----
Income before income taxes ..................................    11,757     7.3          12,587      7.3          (6.6)
Provision for income taxes ..................................     4,233     2.7           5,035      2.9         (15.9)
                                                               --------   -----        --------     ----
  Net Income ................................................  $  7,524     4.6%       $  7,552      4.4%         (0.4)%
                                                               ========   =====        ========     ====

         Net revenues for the six months ended June 30, 2002 decreased by $9.3 million, or 5.4%, to $162.0 million compared to $171.3 million for the six months ended June 30, 2001. The decrease in net revenues for the six months ended June 30, 2002 was attributable to the following:

                                                                      Total                                   Foreign
              Segment                           2002        2001      Change    Acquisitions   Operations    Exchange
              -------                           ----        ----      ------    ------------   ----------    --------
                                                                          (In thousands)
Instrumentation & Thermal Fluid Controls .... $ 94,383    $ 94,733    $  (350)     $8,078      $ (8,603)       $175
Petrochemical ...............................   67,620      76,603     (8,983)          -        (9,372)        389
                                              --------    --------    -------      ------      --------        ----
 Total ...................................... $162,003    $171,336    $(9,333)     $8,078      $(17,975)       $564
                                              ========    ========    =======      ======      ========        ====

         The Instrumentation and Thermal Fluid Controls Products segment accounted for 58.3% of net revenues for the six months ended June 30, 2002 compared to 55.3% for the six months ended June 30, 2001. The Petrochemical Products segment accounted for 41.7% of net revenues for the six months ended June 30, 2002 compared to 44.7% for the six months ended June 30, 2001.

         Instrumentation and Thermal Fluid Controls Products revenues decreased $0.4 million, or 0.4%. The net decrease was due to: a $7.5 million reduction in instrumentation application revenues, primarily due to weak market conditions resulting in reduced sales volume in the domestic commercial aerospace and general industrial markets; a $1.1 million decrease in thermal fluid controls product sales resulting from lower customer demand for steam related HVAC products due to mild winter temperatures; partially offset by $8.0 million of incremental revenue from RTK and SART that were acquired in June 2001 and a $0.2 million increase in revenues resulting from changes in exchange rates affecting our European business units. The net $9.0 million decrease in Petrochemical Products revenues, or 11.7%, was the result of $11.6 million in lower North American revenues, related to reduced oil and gas drilling, chemical processing, and general industrial activity; a $1.5 million reduction in revenues from Chinese customers; partially offset by a $3.7 million increase from our Italian subsidiary due to higher volume for large international oil and gas projects; and a $0.4 million increase in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

         Gross profit decreased $3.0 million, or 5.9%, to $49.2 million for the six months ended June 30, 2002 compared to $52.2 million for the six months ended June 30, 2001. Gross margin decreased to 30.3% for the six months ended June 30, 2002 compared to 30.5% for the three months ended June 30, 2001. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.7 million. The net decrease consisted of: a $3.5 million gross profit reduction due to lower sales volume due to soft end-market conditions; partially offset by a $2.7 million increase in gross profit from the RTK and SART businesses acquired in June 2001 and a $0.1 million increase as a result of net favorable exchange rates from European subsidiaries. Gross profit for the Petrochemical Products segment decreased $2.3 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Gross profit decreased $2.4 million as a result of lower sales volume that was partially offset by a $0.1 million of favorable foreign exchange rate changes.

         Selling, general and administrative expenses decreased $0.7 million to $33.5 million for the six months ended June 30, 2002 compared to $34.3 million for the six months ended June 30, 2001. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.3 million. The increase was principally the result of: $1.6 million of additional expenses related to the acquired RTK and SART operations; partially offset by a $1.2 million reduction in expenses, primarily from lower variable selling expenses and a $0.1 million reduction due to favorable foreign exchange rate changes. Selling, general and administrative expenses for the Petrochemical Products segment decreased $1.1 million due to $1.0 million of lower variable selling and $0.1 million due to favorable foreign exchange rate changes. Corporate expenses increased by $0.1 million, as a result of higher corporate development expenses, partially offset by lower compensation and fringe benefit costs.

         Goodwill amortization expense was not recorded for the six months ended June 30, 2002 compared with $1.3 million for the six months ended June 30, 2001. Goodwill amortization expense for the six months ended June 30, 2001 consisted of $1.1 million for the Instrumentation and Thermal Fluid Controls Products segment and $0.2 million for the Petrochemical Products segment.

         During the six months ended June 30, 2002, special charges of $0.7 million were incurred in the Petrochemical Products segment. These expenses included $0.3 million in write-offs of manufacturing equipment assets, $0.2 million of severance costs and $0.2 million of exit costs principally related to two small North American manufacturing operations to be closed. There were no special charges incurred during the six months ended June 30, 2001.

         The change in operating income for the six months ended June 30, 2002 compared to the six months ended June, 2001 was as follows:

                                                                      Total                                   Foreign
              Segment                           2002        2001      Change    Acquisitions   Operations    Exchange
              -------                           ----        ----      ------    ------------   ----------    --------
                                                                          (In thousands)
Instrumentation & Thermal Fluid Controls ..... $15,745    $15,736     $     9     $1,136       $(1,152)        $  25
Petrochemical ................................   3,094      4,826      (1,732)         -        (1,832)          100
Corporate ....................................  (3,940)    (3,869)        (71)         -           (71)           -
                                               -------    -------     -------     ------       -------          ----
 Total ....................................... $14,899    $16,693     $(1,794)    $1,136       $(3,055)         $125
                                               =======    =======     ========    ======       =======          ====

         There was no net change in operating income of the Instrumentation and Thermal Fluid Controls Products segment. Its operating income decreased $2.2 million predominately due to the decrease in revenues plus the higher insurance costs, offset by an increase of $1.1 million from goodwill amortization expense in the prior year that was zero in the current year and $1.1 million of increased income from RTK and SART, which were acquired in June 2001. The $1.7 million decrease in operating income in the Petrochemical Products segment was primarily due to: the sales reduction attributable to weaker demand for small projects and maintenance and repair orders in oil and gas markets; short-term domestic price reductions in the second quarter; current year special charges; partially offset by revenue and gross margin increases for large international oil and gas projects; the reduction of goodwill amortization expenses in the current year; and favorable foreign exchange rate changes.

         Net interest expense decreased $0.2 million to $3.4 million for the six months ended June 30, 2002 compared to $3.6 million for the six months ended June 30, 2001. The decrease was primarily due to higher interest income on invested balances. Increased interest expense related to the debt assumed with the acquisition of RTK and SART were offset by decreased interest expense due to lower current year average debt balances and lower interest rates on variable debt instruments.

         Net other expense decreased $0.8 million for the six months ended June 30, 2002, and is attributable to a $0.6 million reduction in favorable foreign exchange losses and a $0.2 million reduction of minority interest expense attributable to lower profitability of our Chinese joint venture.

         The effective tax rate decreased to 36.0% for the six months ended June 30, 2002 compared to 40.0% for the six months ended June 30, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with FASB Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

         Net income was relatively unchanged for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Decreases in operating profit due to lower current year sales and selective price reductions, higher insurance costs and the special charges incurred during the current year were offset by the incremental net income generated the by RTK and SART operations, reductions in variable selling expenses, reduced goodwill amortization expense, reduced net interest costs, plus foreign currency gains.

Liquidity and Capital Resources

         The following table summarizes our cash flow activities for the six months ended June 30, 2002 (In thousands):

Cash flow from:
  Operating activities .....................................  $16,676
  Investing activities .....................................   (3,772)
  Financing activities .....................................   (2,914)
  Effect of exchange rates on cash balances ................      555
                                                              -------
Increase in cash and cash equivalents ......................  $10,545
                                                              =======

         During the six months ended June 30, 2002, we generated $16.7 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation, amortization and the write-off of manufacturing equipment, account for $13.5 million of the cash provided by operating activities. Decreases in working capital and other assets provided $3.2 million of cash. The $3.8 million used for investing activities included: a net $1.8 million used for acquisition activities that included $2.4 million for the purchase of the remaining 25% minority interest in our RTK subsidiary, a $0.1 million reduction in purchase price relating to the acquisition of SART, and a $0.5 million purchase price adjustment relating to our prior acquisition of Leslie Controls, Inc.; and approximately $2.0 million for the purchase of capital equipment. We used $2.9 million of cash in financing activities that included: a net $3.6 million reduction of debt balances; $1.1 million used to pay dividends to shareholders; offset by $1.8 million received from the exercise of stock options. The effects of exchange rate changes on cash and cash equivalents increased cash balances by $0.6 million.

         Our capital expenditure budget for the year ended December 31, 2002 is $7.1 million. Capital expenditures are primarily for manufacturing machinery and equipment for new products and as part of our ongoing commitment to further improve our manufacturing operations.

         As of June 30, 2002 and 2001, we had no amounts outstanding under our corporate unsecured revolving credit facility. Under the credit facility agreement we are required to pay an unused facility fee of 0.35% per annum, and are able to borrow at interest rates that may vary, either the Euro dollar rate plus 1.5% or at the prime rate specified by the agent. As of June 30, 2002, we had $75.0 million available under the revolving credit agreement to support our acquisition program, working capital requirements and for general corporate purposes.

         The ratio of current assets to current liabilities as of June 30, 2002 was 3.3:1 compared to 3.4:1 as of December 31, 2001. Cash and cash equivalents were $67.6 million as of June 30, 2002 compared to $57.0 million as of December 31, 2001. Net debt (total debt less cash) as a percentage of total net capital employed (net debt plus equity) was 10.2% as of June 30, 2002 compared to 15.5% as of December 31, 2001.

         Beginning on October 19, 2002, we will commence making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

         Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 30, 2002 and December 31, 2001.

         On April 9, 2002 we filed a registration statement on Form S-3. The registration statement, which most recently was amended and filed on June 6, 2002, relates to the sale of up to an aggregate of 1.0 million shares of common stock currently outstanding and beneficially owned by Timothy P. Horne and other members of the Horne family. We will not receive any of the proceeds from the sale of the shares of common stock offered by this prospectus. We are bearing the preparation and filing expenses for the registration statement for these shares.

         On February 5, 2002, the minority interest shareholder of RTK exercised the put option right granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, we paid cash of $2.4 million for the purchase of this 25% interest in RTK during March 2002.

         From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the six months ended June 30, 2002 in connection with any of these matters.

         We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months.

Effect of Recent Accounting Pronouncements

         We adopted Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that existing and future goodwill and indefinite-lived intangible assets no longer be amortized; rather they are written-down, as needed, based upon impairment. An impairment test is required on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of the initial transitional impairment test as of the beginning of the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

         In accordance with Statement No. 142, we completed a transitional goodwill impairment test by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values. We determined that the fair value of the reporting units' goodwill exceeded their carrying value and that no impairment existed. See Note 7 to the consolidated financial statements for information concerning the adoption of Statement No. 142.

         We also adopted Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.

         In April 2002, Statement No. 145, "Rescission of Statements Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections," was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Statement No. 145 also amends Statement No. 13, "Accounting For Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our reported results of operations or financial position.

         In July 2002, Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported results of operation or financial position.


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

Interest Rate Risk

         At June 30, 2002, our primary interest rate risk relates to borrowings under our revolving credit facility. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no outstanding borrowings under our revolving credit facility as of June 30, 2002. Based upon the expected levels of borrowings under our credit facility in 2002, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

         We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended June 30, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statement of operations. As of June 30, 2002, we had forward contracts to buy and sell foreign currencies with a fair value of $5.8 million. These contracts mature on various dates between July 2002 and December 2002.

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

         Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. ("Leslie"), Spence Engineering Company, Inc. ("Spence"), and Hoke, Inc. ("Hoke"), all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 5,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 122 plaintiffs in New York, each plaintiff seeks $5 million compensatory damages and $5 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of eleven claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants.

         We believe that any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

         As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service ("Customs") had commenced an investigation to determine whether our subsidiary KF Industries, Inc. ("KF") was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People's Republic of China including our joint venture there. We continue to cooperate with Customs and, to date, we have not received any formal notification from Customs regarding the extent, if any, to which KF's country of origin marking practices may have been deficient. We continue to believe that such marking practices have been in substantial compliance with Customs' regulations. However, if the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

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

         We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves which we believe are appropriate in light of those outcomes that we believe are probable and estimable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds From Registered Securities

         The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 15, 2001, and the commission file number assigned to the registration statement is 333-54428. We used $2.0 million of the net proceeds to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired 100% of SART and 75% of RTK. During March 2002, we acquired the remaining 25% minority interest in RTK. In the course of acquiring these companies we utilized $12.6 million of the proceeds to purchase these businesses and retire a portion of assumed debt. During the second quarter of 2002, we used $2.5 million of the proceeds for: $1.1 million related to our capital expenditure program, $0.9 million for scheduled debt reduction payments and $0.5 million for dividends paid to our common shareholders. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a director and officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. The remaining proceeds have been invested overnight in money market funds with holdings of U.S. Government obligations and are included in cash and cash equivalents as of June 30, 2002. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on April 25, 2002. The proposals in front of the Stockholders and the results of voting on such proposals were as noted below.

(b) Election of Directors: the following director of the Company was re-elected as a Class I director for a three-year term expiring at the Annual Meeting held after conclusion of the 2004 fiscal year: The voting results were as follows:

                                          VOTES FOR           VOTES WITHHELD
                                          ---------           --------------
              David A. Bloss, Sr.         12,129,208            1,481,865

                  Timothy P. Horne, whose term of office as a director was to expire at the Annual Meeting, had previously informed us of his decision not to stand for re-election. Accordingly, the Board of Directors voted to reduce the size of the Board from six to five.

(c) Ratification of Independent Auditors: The selection of KPMG LLP as our independent auditors for fiscal year 2002 was ratified. The voting results were as follows:

                           VOTES FOR           VOTES WITHHELD    VOTES ABSTAINED
                           ---------           --------------    ---------------
                           13,532,923              75,300            2,850

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

 Exhibit
    No.    Description and Location
 -------   ------------------------

  4        Instruments Defining the Rights of Security Holders, Including
           Debentures:

  4.1 Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

  9        Voting Trust Agreements:

  9.1 The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to
           Exhibit 9.1 to Amendment No. 1 to the Company's Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 ("Amendment No. 1 to the Form 10")

---------------

(b)      Reports on Form 8-K.

         The registrant filed no Current Reports on Form 8-K during the three-month period ended June 30, 2002.

(c)      Exhibit Index

         See Item 6(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIRCOR INTERNATIONAL, INC.

Date:  August 13, 2002             /s/ DAVID A. BLOSS, SR.
                                   ---------------------------------------------
                                       David A. Bloss, Sr.
                                       Chairman, President and Chief Executive
                                       Officer
                                       Principal Executive Officer

Date:  August 13, 2002             /s/ KENNETH W. SMITH
                                   ---------------------------------------------
                                       Kenneth W. Smith
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       Principal Financial Officer

Date:  August 13, 2002             /s/ STEPHEN J. CARRIERE
                                   ---------------------------------------------
                                       Stephen J. Carriere
                                       Vice President, Corporate Controller
                                       and Assistant Treasurer
                                       Principal Accounting Officer