Form 10-Q
period 2002-09-30
CIRCOR INTERNATIONAL INC
filed 2002-11-12
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2002, there were 15,096,250 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$69,697	$57,010
Trade accounts receivable, less allowance for doubtful accounts of $2,299 and $2,637, respectively	55,216	58,855
Inventories	111,164	99,879
Prepaid expenses and other current assets	4,905	4,450
Deferred income taxes	6,025	5,998

Total Current Assets	247,007	226,192
PROPERTY, PLANT AND EQUIPMENT, NET	62,859	66,973
OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,040	90,588	89,833
Other assets	3,836	3,123

TOTAL ASSETS	$404,290	$386,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,763	$27,593
Accrued expenses and other current liabilities	17,479	12,365
Accrued compensation and benefits	4,342	5,853
Income taxes payable	4,813	1,782
Notes payable and current portion of long-term debt	18,182	19,844

Total Current Liabilities	74,579	67,437
LONG-TERM DEBT, NET OF CURRENT PORTION	74,163	77,818
DEFERRED INCOME TAXES	2,635	2,576
OTHER NONCURRENT LIABILITIES	11,111	9,794
MINORITY INTEREST	4,936	6,056
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,096,250 and 14,861,890 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	151	149
Additional paid-in capital	203,745	200,559
Retained earnings	35,484	25,878
Accumulated other comprehensive loss	(2,514)	(4,146)

Total Shareholders’ Equity	236,866	222,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,290	$386,121

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$83,092	$84,287	$245,095	$255,623
Cost of revenues	59,052	59,135	171,890	178,250

GROSS PROFIT	24,040	25,152	73,205	77,373
Selling, general and administrative expenses	16,361	16,848	49,882	51,108
Goodwill amortization expense	—	633	—	1,901
Special charges	—	—	745	—

OPERATING INCOME	7,679	7,671	22,578	24,364

Other (income) expense:
Interest income	(246)	(251)	(819)	(595)
Interest expense.	2001	2,170	5,996	6,127
Other (income) expense, net	34	(84)	(246)	409

Total other expense	1,789	1,835	4,931	5,941

INCOME BEFORE INCOME TAXES	5,890	5,836	17,647	18,423
Provision for income taxes	2,120	2,334	6,353	7,369

NET INCOME	$3,770	$3,502	$11,294	$11,054

Earnings per common share:
Basic	$0.25	$0.24	$0.75	$0.77
Diluted	$0.24	$0.23	$0.73	$0.74
Weighted average number of common shares outstanding:
Basic	15,091	14,827	15,003	14,346
Diluted	15,511	15,395	15,543	14,873

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$11,294	$11,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,869	7,393
Amortization	232	2,151
Loss on write-off of property, plant and equipment	325	—
Deferred income taxes	62	—
(Gain) loss on disposal of property, plant and equipment	19	(22)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	5,270	2,798
Inventories	(9,574)	5,301
Prepaid expenses and other assets	(466)	1,106
Accounts payable, accrued expenses and other liabilities	6,911	273

Net cash provided by operating activities	21,942	30,054

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,164)	(3,851)
Proceeds from the disposal of property, plant and equipment	30	52
Increase in other assets	(56)	—
Business acquisitions, net of cash acquired	(2,328)	(9,619)
Purchase price adjustment on previous acquisitions	1,088	—

Net cash used in investing activities	(4,430)	(13,418)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,577	17,739
Payments of long-term debt	(7,086)	(15,443)
Proceeds from the issuance of common stock, net of issuance costs	—	18,698
Dividends paid	(1,688)	(1,612)
Proceeds from the exercise of stock options	2,107	345
Conversion of restricted stock units	132	9

Net cash provided by (used in) financing activities	(4,958)	19,736

Effect of exchange rate changes on cash and cash equivalents	133	(167)

INCREASE IN CASH AND CASH EQUIVALENTS	12,687	36,205
Cash and cash equivalents at beginning of year	57,010	8,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,697	$44,397

Supplemental Cash Flow Information:

Cash paid during the nine months for:
Income taxes	$2,176	$4,512
Interest expense	$5,002	$4,296
Pension plan contributions	$2,717	$69

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of CIRCOR International, Inc.’s consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

(2)    New Accounting Standards

We adopted Financial Accounting Standard Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. See Note 7 to these financial statements for further information concerning our adoption of Statement No. 142.

We also adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.

In April 2002, Statement No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from the Extinguishment of Debt,” Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also amends Statement No. 13, “Accounting For Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our reported results of operations or financial position.

In July 2002, Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported results of operation or financial position.

(3)    Inventories

Inventories consist of the following (In thousands):
	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$44,770	$42,829
Work in process	28,876	26,111
Finished goods	37,518	30,939

	$111,164	$99,879

(4)    Segment Information

The following table presents certain operating segment information (Unaudited, in thousands):

Three Months Ended	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate	Consolidated Total
September 30, 2002
Net Revenues	$45,886	$37,206	$—	$83,092
Operating income (loss)	6,845	2,701	(1,867)	7,679

September 30, 2001
Net Revenues	$48,699	$35,588	$—	$84,287
Operating income (loss)	7,239	2,278	(1,846)	7,671
Goodwill amortization expense in operating income	530	103	—	633

Nine Months Ended
September 30, 2002
Net Revenues	$140,269	$104,826	$—	$245,095
Operating income (loss)	22,590	5,795	(5,807)	22,578

September 30, 2001
Net Revenues	$143,432	$112,191	$—	$255,623
Operating income (loss)	22,975	7,104	(5,715)	24,364
Goodwill amortization expense in operating income	1,601	300	—	1,901

Identifiable Assets
September 30, 2002	$289,673	$168,079	$(53,462)	$404,290
December 31, 2001	268,293	158,633	(40,805)	386,121

In March 2002, we transferred SSI Equipment Inc. (“SSI”) from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change better reflects the products and markets that SSI serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different with this reclassification. Corporate operating expenses include management and other staffing costs for compensation, corporate development, benefits administration, facilities and equipment costs, travel, corporate governance, risk management, treasury, investor relations, regulatory compliance, stock transfer agent costs, and certain other professional fees and administrative expenses.

(5)	Special Charges

No special charges were incurred during the three months ended September 30, 2002. Special charges of $0.7 million were incurred during the nine months ended September 30, 2002. These charges consisted of $0.3 million of manufacturing equipment write-offs, $0.2 million of severance costs and $0.2 million of exit costs principally related to leased facilities that were closed. As a result of these actions, 16 employees were terminated. All costs recognized were for the closure, consolidation and reorganization of manufacturing and distribution facilities in the Petrochemical Products segment. The portion of the accrued liabilities for lease termination costs to be paid subsequent to September 30, 2002 is $0.1 million. There were no special charges incurred during the three-month and nine-month periods ended

September 30, 2001.

(6)    Earnings Per Common Share (Unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,
	2002			2001
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,770	15,091	$0.25	$3,502	14,827	$0.24
Dilutive securities, principally common stock options	—	420	(0.01)	—	568	(0.01)

Diluted EPS	$3,770	15,511	$0.24	$3,502	15,395	$0.23

	Nine Months Ended September 30,
	2002			2001
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$11,294	15,003	$0.75	$11,054	14,346	$0.77
Dilutive securities, principally common stock options	—	540	(0.02)	—	527	(0.03)

Diluted EPS	$11,294	15,543	$0.73	$11,054	14,873	$0.74

Options to purchase 255,500 shares at $16.32 per share were not included in the computation of diluted earnings per share for the three months ended September 30, 2002 because their exercise price was more than the average market price of the common shares during the period. All options outstanding are included in computation of diluted earnings per share for the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001 because the exercise prices of these options were less than the average market price of the common shares during the respective periods.

(7)    Goodwill and Other Intangible Assets

We adopted Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that existing and future goodwill and indefinite-lived intangible assets no longer be amortized; rather they are written-down, as needed, based upon impairment. An impairment test is required on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of the initial transitional impairment test as of the beginning of the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

In accordance with Statement No. 142, we completed a transitional goodwill impairment test by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values. We determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed. We will complete our current year goodwill test during the fourth quarter of 2002.

Goodwill by segment, net of accumulated amortization, as of September 30, 2002 is as follows (Unaudited, in thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2001	$77,905	$11,928	$89,833
Business acquisitions (see Note 10)	1,206	—	1,206
Purchase price adjustment of previous acquisitions	(1,088)	—	(1,088)
Currency translation adjustments	614	23	637

Goodwill as of September 30, 2002	$78,637	$11,951	$90,588

In accordance with Statement No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. The impact of discontinuing the amortization of goodwill on net income and on basic and diluted earnings per share for the three and nine months ended September 30, 2001 would have been $0.6 million and $1.9 million, or $0.04 and $0.13 per share on both a basic and fully diluted basis, respectively, as presented below (In thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,		Six Months Ended December 31, 1999 (*)
	2002	2001	2002	2001	2001	2000
	(Unaudited)		(Unaudited)				(Unaudited)
Net income	$3,770	$3,502	$11,294	$11,054	$15,596	$10,560	$4,650
Goodwill amortization expense	—	633	—	1,901	2,737	2,528	1,422

Adjusted net income	$3,770	$4,135	$11,294	$12,955	$18,333	$13,088	$6,072

Basic earnings per Share:
Net income	$0.25	$0.24	$0.75	$0.77	$1.08	$0.80	$0.35
Goodwill amortization expense	—	0.04	—	0.13	0.19	0.19	0.11

Adjusted net income	$0.25	$0.28	$0.75	$0.90	$1.27	$0.99	$0.46

Diluted earnings per share:
Net income	$0.24	$0.23	$0.73	$0.74	$1.04	$0.78	$0.35
Goodwill amortization expense	—	0.04	—	0.13	0.18	0.19	0.11

Adjusted net income	$0.24	$0.27	$0.73	$0.87	$1.22	$0.97	$0.46

(*) We were spun-off from Watts Industries, Inc. on October 18, 1999. The net income and earnings per share information presented above is based upon our pro forma results of operation for the six months ended December 31, 1999. These results include $0.2 million of additional costs that we would have incurred had we been a separate, independent, publicly owned company for the entire six-month period. See notes 2 and 15 to our consolidated financial statements contained within our report on Form 10-K filed for the period ended December 31, 2001 for additional information concerning the pro forma adjustments.

The table below presents gross intangible assets and the related accumulated amortization as of September 30, 2002 (Unaudited, in thousands):
	Gross Carrying Amount	Accumulated Amortization
Patents	$2,780	$(2,419)
Trademarks and trade names	1,613	(1,004)
Land use rights	1,181	(233)
Other	318	(318)

Total	$5,892	$(3,974)

Net carrying value of intangible assets	$1,918

The table below presents estimated amortization expense for intangible assets recorded as of January 1, 2002 (Unaudited, in thousands):

	2002	2003	2004	2005	2006	After 2006
Estimated amortization expense	$303	$288	$148	$135	$108	$1,112

(8)    Financial Instruments

As of January 1, 2001, we adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement No. 137 and Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the nine months ended September 30, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net gains from foreign currency transactions of $0.4 million for the three months ended September 30, 2002 and $0.3 million for the nine months ended September 30, 2002. As of September 30, 2002, we had forward contracts to buy and sell foreign currencies with a face value of $4.2 million. These contracts mature on various dates between October 2002 and January 2003.

(9)    Comprehensive Income

Our other comprehensive income consists of adjustments for cumulative foreign currency translation and minimum pension liability changes. We do not provide U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows (Unaudited, in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$3,770	$3,502	$11,294	$11,054
Minimum pension liability (see note 11)	(1,349)	—	(1,349)	—
Foreign currency translation adjustments	(1,479)	858	2,981	(868)

Total comprehensive income	$942	$4,360	$12,926	$10,186

(10)    Business Acquisitions

On June 25, 2001, we acquired a 75% interest in Regeltechnik Kornwestheim GmbH and affiliates (“RTK”), a German closed corporation. RTK manufactures and sells control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. On February 5, 2002, the minority interest shareholder of RTK exercised the put option granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, during March 2002 we paid cash of $2.4 million for the purchase of this 25% interest in RTK, resulting in $1.3 million of additional goodwill.

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

During April 2002, we received $0.1 million in cash resulting from a balance sheet true-up adjustment relating to our June 2001 acquisition of Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”), a French limited liability company. The aggregate purchase price for SART was $3.1 million, consisting of cash and the assumption of $0.3 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $0.6 million acquired has been recorded as goodwill.

During June 2002, we received $0.5 million in cash representing a purchase price adjustment relating to the resolution of indemnification claims that were previously made against the former owners of Leslie Controls, Inc. The refunded cash purchase price was accounted for as a reduction of recorded goodwill. During September 2002, we reduced recorded goodwill by $0.6 million as a result of the recovery of a portion of our purchase price cost paid for the acquisition of Hoke, Inc. This recovery of purchase price was in accordance with an arbitration agreement with the former shareholders of Hoke Inc., who awarded us the rights to the recovery of certain previously paid income taxes.

(11)    Employee Benefit Plans

Recent declines in financial markets resulted in the fair value of the pension plan assets falling below the amount of the accumulated pension benefit obligation. As a result, during the third quarter of 2002 we recorded, an additional minimum pension liability, an related intangible asset, and a corresponding charge to other comprehensive income that was arrived as follows (Unaudited, in thousands):

Accumulated benefit obligation	$10,684
Less: Fair market value of assets	7,934

Under-funded accumulated benefit obligation	2,750
Less: Accrued benefit cost	686

Additional minimum pension liability	2,064
Less: Intangible assets resulting from deferred prior service costs	715

Other comprehensive income charge due to pension liability adjustments	$1,349

We intend to contribute an additional $3.0 million to the pension fund during the fourth quarter of calendar 2002. Also, see note 13, Subsequent Events, on page 13 of this report for additional information.

(12)    Contingencies and Environmental Remediation

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 10,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of eleven claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s

Republic of China including our joint venture there. We continue to cooperate with Customs and, to date, we have not received any formal notification from Customs regarding the extent, if any, to which KF’s country of origin marking practices may have been deficient. We continue to believe that such marking practices have been in substantial compliance with Customs’ regulations. However, if the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim, and the State of New Jersey’s claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey. But, in this instance we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves which we believe are appropriate in light of those outcomes that we believe are probable and estimable.

In the ordinary course of business, we issued standby letters of credit totaling $2.1 million at September 30, 2002. We do not anticipate incurring losses from these letters of credit.

(13)    Subsequent Events

In October 2002, we purchased 100% of the outstanding shares of Tomco Products, Inc. (Tomco) and U.S. Para Plate Corporation (U.S. Para Plate) for an aggregate purchase price of $14.1 million, including the assumption of $0.7 million of debt. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers subject to any such claims by us as are allowed in accordance with the purchase agreements. Any funds remaining in the escrow funds at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase cost. Tomco, located in Painesville, Ohio, manufactures a full line of quick connect and disconnect couplers for general purpose industrial applications and for use in more sophisticated instrumentation markets. U.S. Para Plate, located in Auburn, California, develops and produces high-pressure valves and regulators for aerospace and military applications. The combined annual revenues for both Tomco and U.S. Para Plate are approximately $13.0 million. We financed both of these acquisitions through our available cash flow.

On November 1, 2002, we contributed an additional $3.0 million to our pension plan trust, increasing the level of current year contributions to $5.7 million.

Effective November 1, 2002, we appointed American Stock Transfer and Trust Company (“AST”) to succeed EquiServe LLP as the transfer agent and registrar for our capital stock. In addition, we appointed AST to replace EquiServe LLP as Rights Agent under our Shareholder Rights Agreement dated September 16, 1999.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,”

“estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the impact of present or future import-export laws, the potential impairment of recorded goodwill, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks and the after-effects, and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Risk Factors” in our registration statement on Form S-3/A filed on June 6, 2002. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 30, 2002 and 2001:

	Three Months Ended September
	2002		2001		% Change
	(Dollars in thousands)
Net revenues	$83,092	100.0%	$84,287	100.0%	(1.4)%
Cost of revenues	59,052	71.1	59,135	70.2	(0.1)

Gross profit	24,040	28.9	25,152	29.8	(4.4)
Selling, general and administrative expenses	16,361	19.7	16,848	20.0	(2.9)
Goodwill amortization expense	—	—	633	0.7	(100.0)

Operating income	7,679	9.2	7,671	9.1	0.1
Other (income) expense:
Interest expense, net	1,755	2.1	1,919	2.3	(8.5)
Other (income) expense, net	34	0.0	(84)	(0.1)	(140.5)

Income before income taxes	5,890	7.1	5,836	6.9	0.9
Provision for income taxes	2,120	2.6	2,334	2.7	(9.2)

Net Income	$3,770	4.5%	$3,502	4.2%	7.7%

Net revenues for the three months ended September 30, 2002 decreased by $1.2 million, or 1.4%, to $83.1 million from $84.3 million for the three months ended September 30, 2001. The decrease in net revenues for the three months ended September 30, 2002 was attributable to the following:

Segment	2002	2001	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$45,886	$48,699	$(2,813)	$—	$(3,551)	$738
Petrochemical	37,206	35,588	1,618	—	753	865

Total	$83,092	$84,287	$(1,195)	$—	$(2,798)	$1,603

The Instrumentation and Thermal Fluid Controls Products segment accounted for 55.2% of net revenues for the three months ended September 30, 2002 compared to 57.8% for the three months ended September 30, 2001. The

Petrochemical Products segment accounted for 44.8% of net revenues for the three months ended September 30, 2002 compared to 42.2% for the three months ended September 30, 2001.

Instrumentation and Thermal Fluid Controls Products revenues decreased $2.8 million or 5.8%. Product revenues from general industrial markets decreased $5.5 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace and other industrial instrumentation markets. These reductions were partially offset by a $2.0 million increase in product revenues from thermal fluid product line applications, particularly in the U.S. military and Asian markets, and a $0.7 million increase in revenues resulting from changes in exchange rates affecting our European business units. Petrochemical Products revenues increased by $1.6 million, or 4.5%. Our Italian subsidiary’s product revenues increased by $3.7 million primarily due to higher volume shipments of product for international oil and gas projects. Revenues from our North American operations decreased by $2.8 million, largely the result of reduced oil and gas drilling and production activity and decreased maintenance and repair product revenue. Revenue from our joint venture operation in China decreased by $0.1 million. Changes in exchange rates, which affected our Canadian and Italian operations, resulted in a $0.8 million increase in revenues.

Gross profit decreased $1.1 million, or 4.4%, to $24.0 million for the three months ended September 30, 2002 from $25.2 million for the three months ended September 30, 2001. Gross margin decreased to 28.9% for the three months ended September 30, 2002 compared to 29.8% for the three months ended September 30, 2001. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $1.2 million. The net decrease consisted of a $1.4 million net reduction due to operations and partially offset by a $0.2 million increase due to the effect of exchange rates in Europe. Despite previous cost reduction efforts, reduced sales of higher margin products, a higher proportion of lower margin project order shipments, and increased current year insurance costs all factored in the reduction of both gross profit and gross margin. Gross profit for the Petrochemical Products segment increased $0.1 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Despite the net $1.6 million increase in Petrochemical Product revenues, gross profit only increased $0.1 million. The offsets to the increase in gross profit resulting from higher sales were: lower product sales of higher margin maintenance and repair products, keen pricing for small oil and gas projects, short-term competitive price reductions and higher insurance costs. The above factors that contributed to reductions in gross profit were partially offset by cost reductions efforts and a $0.2 million increase in gross profit resulting from favorable foreign exchange rate changes.

Selling, general and administrative expenses decreased $0.5 million, or 2.9%, to $16.4 million for the three months ended September 30, 2002 from $16.8 million for the three months ended September 30, 2001. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased by $0.3 million. This net decrease was the result of a net $0.5 million reduction in operating expenses partially offset by $0.2 million increase due to foreign exchange rate changes. Operating expense reductions were primarily the result of lower spending for variable general and administrative and compensation expenses on lower staffing levels, partially offset by higher insurance costs. Selling, general and administrative expenses decreased by $0.2 million for the Petrochemical Products segment. This decrease was principally due to a net $0.3 million of lower variable selling and compensation expenses. Reductions of these expenses recorded in our North American operations were partially offset by the higher costs in our Italian operation resulting from increased sales activity. Additionally, a $0.1 million increase in expenses was attributable to exchange rate changes. Corporate expenses increased less than $0.1 million, resulting from insurance and legal costs offset by lower variable compensation and corporate development expenses.

Goodwill amortization expense was not recorded for the three months ended September 30, 2002 compared with the $0.6 million recognized for the three months ended September 30, 2001. Goodwill amortization expense for the three months ended September 30, 2001 consisted of $0.5 million for the Instrumentation and Thermal Fluid Controls Products segment and $0.1 million for the Petrochemical Products segment. The decrease in goodwill amortization expense is the result of our adoption of Statement No. 142 “Goodwill and Other Intangible Assets,” which eliminated the amortization of acquisition goodwill, effective January 1, 2002.

The change in operating income for the three months ended September 30, 2002 compared to the three months ended September 2001 was as follows:

Segment	2002	2001	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$6,845	$7,239	$(394)	$—	$(452)	$58
Petrochemical	2,701	2,278	423	—	329	94
Corporate	(1,867)	(1,846)	(21)	—	(21)	152

Total	$7,679	$7,671	$8	$—	$(144)	$152

The $0.4 million decrease in operating income in the Instrumentation and Thermal Fluid Controls Products segment was primarily attributable to: lower sales volume, reduced sales of higher margin products and higher insurance costs; partially offset by the discontinuation of amortizing goodwill and reductions in variable general and administrative and compensation expenses. The $0.4 million increase in operating income in the Petrochemical Products segment was primarily due to higher volume of sales, a decrease in variable selling and compensation expenses the discontinuation of amortizing goodwill, partially offset by lower margins on selected projects and increased insurance costs.

Net interest expense decreased $0.1 million to $1.8 million for the three months ended September 30, 2002 compared to $1.9 million for the three months ended September 30, 2001. Reduced debt resulted in a reduction of interest expense of $0.1 million. Despite higher levels of invested funds, lower interest rates resulted in equivalent interest income.

Net other expense increased $0.1 million for the three months ended September 30, 2002 and 2001. The net increase was the result of a $0.1 million decrease in foreign currency gains and $0.1 million in fees incurred for the early prepayment of debt, partially offset by $0.1 million reduction in minority interest expense.

The effective tax rate decreased to 36.0% for the three months ended September 30, 2002 compared to 40.0% for the three months ended September 30, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

Net income increased $0.3 to $3.8 million for the three months ended September 30, 2002 compared to $3.5 million for the three months ended September 30, 2001. This increase is attributable to reduced sales and the related gross profit, additional insurance expenses and higher non-operating costs, partially offset by lower operating expenses, the discontinuation of amortizing goodwill and a reduction in our effective income tax rate.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002		2001		% Change
	(Dollars in thousands)

Net revenues	$245,095	100.0%	$255,623	100.0%	(4.1)%
Cost of revenues	171,890	70.1	178,250	69.7	(3.6)

Gross profit	73,205	29.9	77,373	30.3	(5.4)
Selling, general and administrative expenses	49,882	20.4	51,108	20.0	(2.4)
Goodwill amortization expense	—	—	1,901	0.8	(100.0)
Special charges	745	0.3	—	—	n/a

Operating income	22,578	9.2	24,364	9.5	(7.3)
Other (income) expense:
Interest expense, net	5,177	2.1	5,532	2.2	(6.4)
Other (income) expense, net	(246)	(0.1)	409	0.1	(160.1)

Income before income taxes	17,647	7.2	18,423	7.2	(4.2)
Provision for income taxes	6,353	2.6	7,369	2.9	(13.8)

Net Income	$11,294	4.6%	$11,054	4.3%	2.2%

Net revenues for the nine months ended September 30, 2002 decreased by $10.5 million, or 4.1%, to $245.1 million compared to $255.6 million for the nine months ended September 30, 2001. The decrease in net revenues for the nine months ended September 30, 2002 was attributable to the following:

Segment	2002	2001	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)

Instrumentation & Thermal Fluid Controls	$140,269	$143,432	$(3,163)	$8,078	$(12,154)	$913
Petrochemical	104,826	112,191	(7,365)	—	(8,619)	1,254

Total	$245,095	$255,623	$(10,528)	$8,078	$(20,773)	$2,167

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57.2% of net revenues for the nine months ended September 30, 2002 compared to 56.1% for the nine months ended September 30, 2001. The Petrochemical Products segment accounted for 42.8% of net revenues for the nine months ended September 30, 2002 compared to 43.9% for the nine months ended September 30, 2001.

Instrumentation and Thermal Fluid Controls Products revenues decreased $3.2 million, or 2.2%. Product revenues from general industrial markets decreased $12.8 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace and other general industrial instrumentation markets. The weakness noted earlier in the year in the thermal fluid controls and HVAC markets was partially offset by the strength of third quarter product line sales in all markets, particularly into U.S. military and Asian markets, with a $0.6 million increase in sales over the prior year. The $8.1 million of incremental revenue provided by the RTK and SART operations, which we acquired in June 2001, and a $0.9 million increase in revenues resulting from changes in exchange rates affecting our European business units also partially offset revenue decreases in other markets. Petrochemical Products revenues decreased by $7.4 million, or 6.6%. Revenues from our North American operations decreased by $14.4 million, largely as a result of reduced oil and gas drilling and production activity, and to a lesser extent, economic weakness in chemical processing and general industrial markets. Revenues generated in China decreased by $1.6 million. These decreases in revenue were partially offset by a $7.4 million increase in revenues from our Italian subsidiary, resulting from higher volume shipments of product for large international oil and gas projects; and a $1.3 million increase in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

Gross profit decreased $4.2 million, or 5.4%, to $73.2 million for the nine months ended September 30, 2002 compared to $77.4 million for the nine months ended September 30, 2001. Gross margin decreased to 29.9% for the nine months ended September 30, 2002 compared to 30.3% for the nine months ended September 30, 2001. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $2.0 million. The net decrease consisted of a $5.0 million gross profit reduction from operations, partially offset by the incremental $2.7 million of gross profit from the RTK and SART businesses acquired in June 2001 and a $0.3 million increase resulting from changes in foreign exchange rates affecting our European business units. Gross profit and gross margin decreased from soft end-market conditions and reduced sales volume, a lower proportion of higher margin products, a higher proportion of lower margin project order shipments, and increased current year insurance costs. Gross profit for the Petrochemical Products segment decreased $2.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Gross profit decreased $2.5 million as a result of lower product sales volume for higher margin maintenance and repair orders, short-term competitive price reductions and higher insurance costs, partially offset by cost reductions efforts and favorable foreign exchange rate changes of $0.3 million.

Selling, general and administrative expenses decreased $1.2 million, or 2.4%, to $49.9 million for the nine months ended September 30, 2002 compared to $51.1 million for the nine months ended September 30, 2001. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by less than $0.1 million. The increase was principally the result of: $1.6 million of additional expenses related to the June 2001 acquisitions of the RTK and SART operations; a $0.2 million increase due to foreign exchange rate changes; offset by a $1.8 million reduction in operating expenses. Operating expense reductions were realized through lower spending for variable general and administrative and compensation expenses on lower staffing levels, partially offset by higher insurance costs. Selling, general and administrative expenses for the Petrochemical Products segment decreased $1.3 million due to $1.4 million of lower variable selling and compensation expenses; partially offset by a $0.1 million increase due to foreign exchange rate changes. Significant expense reductions realized in our North American operations were partially offset by the higher costs in our Italian operation as a result of increased sales activity. Corporate expenses increased less than $0.1, as a result of higher corporate development, legal and insurance costs, partially offset by lower variable compensation and fringe benefit costs.

Goodwill amortization expense was not recorded for the nine months ended September 30, 2002 compared with $1.9 million for the nine months ended September 30, 2001. Goodwill amortization expense for the nine months ended September 30, 2001 consisted of $1.6 million for the Instrumentation and Thermal Fluid Controls Products segment and $0.3 million for the Petrochemical Products segment.

During the nine months ended September 30, 2002, special charges of $0.7 million were incurred in the Petrochemical Products segment. These expenses included the $0.3 million write-off of manufacturing equipment assets, $0.2 million of severance costs and $0.2 million of exit costs principally related to two small North American manufacturing operations that were closed. There were no special charges incurred during the nine months ended September 30, 2001.

The change in operating income for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was as follows:

Segment	2002	2001	Total Change	Acquisitions Operations	Operations	Foreign Exchange
	(In thousands)

Instrumentation & Thermal Fluid Controls	$22,590	$22,975	$(385)	$1,136	$(1,604)	$83
Petrochemical	5,795	7,104	(1,309)	—	(1,503)	194
Corporate	(5,807)	(5,715)	(92)	—	(92)	—

Total	$22,578	$24,364	$(1,786)	$1,136	$(3,199)	$277

Operating income decreased by $1.8 million, or 7.3%, to $22.6 for the nine months ended September 30, 2002 from $24.4 million for the nine months ended September 30, 2001. Operating income for the Instrumentation and Thermal Fluid Controls Products segment declined $0.4 million, or 1.7%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Operating income for this segment was affected by a $3.2 million decrease primarily from; lower sales volume, reduced sales of higher margin products and higher insurance costs; partially offset by reductions in variable general and administrative and compensation expenses and lower staffing levels. This decrease was partially offset by the $1.6 million from the discontinuation of amortizing goodwill, the $1.1 million contributed by the RTK and SART business units acquired during June 2001, and $0.1 million from changes in foreign exchange rates. Operating income for the Petrochemical Products segment declined $1.3 million, or 18.4%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Operating income for this segment decreased by: $1.3 million primarily from the reduction in sales attributable to weaker demand for maintenance and repair orders in oil and gas markets; short-term domestic price reductions in the second and third quarters; and increased insurance costs, partially offset by the increased revenue and gross profit from large international oil and gas projects and lower variable selling expenses; and $0.7 million for current year special charges. These decreases were partially offset by the $0.3 million decrease in expense from the discontinuation of amortizing goodwill and $0.2 million due to favorable foreign exchange rate changes.

Net interest expense decreased $0.3 million to $5.2 million for the nine months ended September 30, 2002 compared to $5.5 million for the nine months ended September 30, 2001. Incremental interest expense related to the debt assumed with the June 2001 acquisitions of RTK and SART was more than offset by decreased interest expense resulted from lower current year average debt balances and lower interest rates on variable debt instruments, and increased interest income on invested cash balances.

Net other (income) expense decreased $0.6 million from a net $0.4 million expense for the nine months ended September 30, 2001 to a net ($0.2) million income for the nine months ended September 30, 2002. The decrease is attributable to a $0.5 million increase in favorable foreign exchange income, a $0.4 million reduction in minority interest expense resulting from reduced profitability of our Chinese joint venture, partially offset by $0.1 million in fees incurred for the early extinguishments of debt and a $0.2 million reduction in nonoperating municipal grant and royalty income.

The effective tax rate decreased to 36.0% for the nine months ended September 30, 2002 compared to 40.0% for the nine months ended September 30, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with FASB Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

Net income increased $0.2 million to $11.3 million for the nine months ended September 30, 2002 as compared to $ 11.1 million for the nine months ended September 30, 2001. Decreases in operating profit due to lower current year sales and selective price reductions, higher insurance costs and the special charges incurred during the current year were offset by the incremental net income generated the by RTK and SART operations, reductions in variable selling expenses, reduced goodwill amortization expense, reduced net interest costs, plus foreign currency gains.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the nine months ended September 30, 2002 (In thousands):

Cash flow from:
Operating activities	$21,942
Investing activities	(4,430)
Financing activities	(4,958)
Effect of exchange rates on cash balances	133

Increase in cash and cash equivalents	$12,687

During the nine months ended September 30, 2002, we generated $21.9 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation, amortization and the write-off of manufacturing equipment, accounted for $19.8 million of the cash provided by operating activities. Decreases in working capital and other assets provided $2.1 million of cash, which included $2.7 million of pension plan contributions. The $4.4 million used for investing activities included: a net $1.2 million used for acquisition activities that included $2.4 million for the purchase of the remaining 25% minority interest in our RTK subsidiary, a $0.1 million reduction in purchase price relating to the acquisition of SART, and a $1.1 million purchase price adjustment relating to our prior acquisitions of Leslie Controls, Inc. and Hoke, Inc.; and approximately $3.2 million for the purchase of capital equipment. We used

$ 5.0 million of cash in financing activities that included: a net $5.5 million reduction of debt balances; $1.7 million used to pay dividends to shareholders; offset by $2.2 million received from the exercise of stock options and restricted stock units. The effects of exchange rate changes on cash and cash equivalents increased cash balances by $0.1 million.

We anticipate that our capital expenditures for the year ended December 31, 2002 will be less than $5.0 million. Capital expenditures are primarily for manufacturing machinery and equipment for new products and as part of our ongoing commitment to further improve our manufacturing operations.

As of September 30, 2002 and 2001, we had no amounts outstanding under our corporate unsecured revolving credit facility. Under the credit facility agreement we are required to pay an unused facility fee of 0.35% per annum, and are able to borrow at interest rates that may vary, either the Euro dollar rate plus 1.25% or at the prime rate specified by the agent. As of September 30, 2002, we had $75.0 million available under the revolving credit agreement to support our acquisition program, working capital requirements and for general corporate purposes.

The ratio of current assets to current liabilities as of September 30, 2002 was 3.3:1 compared to 3.4:1 as of December 31, 2001. Cash and cash equivalents were $69.7 million as of September 30, 2002 compared to $57.0 million as of December 31, 2001. Net debt (total debt less cash) as a percentage of total net capital employed (net debt plus equity) was 8.7% as of September 30, 2002 compared to 15.5% as of December 31, 2001.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 30, 2002 and December 31, 2001.

On February 5, 2002, the minority interest shareholder of RTK exercised the put option right granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, we paid cash of $2.4 million for the purchase of this 25% interest in RTK during March 2002.

On April 9, 2002 we filed a registration statement on Form S-3. The registration statement, which was amended and filed on June 6, 2002, relates to the sale of up to an aggregate of 1.0 million shares of common stock currently outstanding and beneficially owned by Timothy P. Horne and other members of the Horne family. We will not receive any of the proceeds from the sale of the shares of common stock offered by this prospectus. We paid the preparation and filing expenses for the registration statement for these shares.

During August 2002, we paid-down the remaining, outstanding $3.5 million of debt that had been assumed as a part of our purchase of RTK. As a result of pre-paying these debt balances, we also incurred and paid an additional $0.1 million in bank fees.

Beginning October 2002, we made the first of our $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006. Subsequent to September 30, 2002, but prior to the filing of this report, we disbursed $15.7 million, net of cash and short-term investments acquired, relating to the purchase of Tomco and U.S. Para Plate.

On November 1, 2002 we contributed $3.0 million to our pension plan trust, increasing the level of current year contributions to $5.7 million.

From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the nine months ended September 30, 2002 in connection with any of these matters.

We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months.

Effect of Recent Accounting Pronouncements

We adopted Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that existing and future goodwill and indefinite-lived intangible assets no longer be amortized; rather they are written-down, as needed, based upon impairment. An impairment test is required on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of the initial transitional impairment test as of the beginning of the year of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

In accordance with Statement No. 142, we completed a transitional goodwill impairment test by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values. We determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed. We will complete our current year goodwill test during the fourth quarter of 2002. See Note 7 to the consolidated financial statements for information concerning the adoption of Statement No. 142.

We also adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 did not have any impact on our consolidated results of operations or financial position.

In April 2002, Statement No. 145, “Rescission of Statements Nos. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections,” was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from the Extinguishment of Debt,” Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also amends Statement No. 13, “Accounting For Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our reported results of operations or financial position.

In July 2002, Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported results of operation or financial position.

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

Interest Rate Risk

At September 30, 2002, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of September 30, 2002. Based upon the expected levels of borrowings under our credit facility in 2002, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three-month and nine-month periods ended September 30, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of September 30, 2002, we had forward contracts to buy and sell foreign currencies with a face value of $4.1 million. These contracts mature on various dates between October 2002 and January 2003.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures.

(b)	Changes in internal controls.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. From time to time we may make changes in our system of internal controls aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a products liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 10,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of eleven claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We continue to cooperate with Customs and, to date, we have not received any formal notification from Customs regarding the extent, if any, to which KF’s country of origin marking practices may have been deficient. We continue to believe that such marking practices have been in substantial compliance with Customs’ regulations. However, if the Customs investigation were to reveal that violations of the Customs laws had occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim, and the State of New Jersey’s claim, for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we are involved as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey. But, in this instance we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that our share of clean-up costs at these sites will not be material.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds From Registered Securities

The effective date of the Securities and Exchange Act registration statement for which the use of proceeds information is being disclosed was March 15, 2001, and the commission file number assigned to the registration statement is 333-54428. From the $18.7 million in net proceeds received, $2.0 million was immediately used to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired 100% of SART and 75% of RTK. During March 2002, we acquired the remaining 25% minority interest in RTK. In the course of acquiring these companies we utilized $12.6 million of the proceeds to purchase these businesses and retire a portion of assumed debt. During the second quarter of 2002, we used $2.5 million of the proceeds for: $1.1 million related to our capital expenditure program, $0.9 million for scheduled debt reduction payments and $0.5 million for dividends paid to our common shareholders. During the third quarter of 2002, we used $1.6 million for scheduled debt reductions. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except for customary legal fees paid to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the registration statement. David F. Dietz, a director and officer of our company, is the sole owner of David F. Dietz, P.C., a partner of Goodwin Procter LLP. The remaining proceeds have been invested overnight in money market funds with holdings of U.S. Government obligations and are included in cash and cash equivalents as of September 30, 2002. The uses of proceeds described do not represent a material change in the use of proceeds as described in our registration statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

At its regularly scheduled meeting on October 24, 2002, our Board of Directors voted to expand the size of our Board from five members to seven members in order to enhance the independence of the Board and facilitate our compliance with the Sarbanes-Oxley Act of 2002 and the many proposed changes in SEC and New York Stock Exchange rules regarding corporate governance.

In connection with this action, we added three new independent Directors: Thomas Callahan, Douglas Hayes and Thomas Naugle. At the same time, we also accepted the resignation of Thomas Tullo, who had indicated his desire to step down from the Board in order to devote full time to his investment banking activities. Finally, in order to further the independence of the Board, we have created a Nominating and Corporate Governance Committee and appointed a Lead Director for regular executive sessions of our non-management Directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The consolidated financial statements filed as part of this report are included in Part I, Item 1 of this report and listed in the Table of Contents.

(a)(3) Exhibits

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:
3.1
The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10.
3.3
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:
4.1
Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

9	Voting Trust Agreements:
9.1
The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

(b)	Reports on Form 8-K.

The registrant filed the following Current Reports on Form 8-K during the three-month period ended September 30, 2002.

Current report on From 8-K, dated August 13, 2002, reporting the submission to the SEC of written statements of the Company’s Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. ss. 1350 as implemented by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit Index

See Item 6(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: November 11, 2002	/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr. Chairman, President and Chief Executive Officer Principal Executive Officer

Date: November 11, 2002	/s/ KENNETH W. SMITH Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer Principal Financial Officer

Date: November 11, 2002	/s/ STEPHEN J. CARRIERE Stephen J. Carriere Vice President, Corporate Controller and Assistant Treasurer Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Bloss, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CIRCOR International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	Signature:	/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr. Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth W. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CIRCOR International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	Signature:	/s/ KENNETH W. SMITH Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer