Form 10-K
period 2002-12-31
CIRCOR INTERNATIONAL INC
filed 2003-03-12
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $258,501,453.

As of February 28, 2003, there were 15,109,850 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 24, 2003. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2002.

PART I

ITEM 1.    BUSINESS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We have used forward-looking statements in a number of parts of this report, including, without limitation, “Item 1, Our Business”, including specifically the section captioned “Our Business Objectives and Strategies”, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We have included a discussion of some of these risks and uncertainties under the heading “Certain Risk Factors That May Affect Future Results.” We have discussed these risks and uncertainties in detail within this section and encourage you to read it in its entirety in order to understand the risks and uncertainties that can affect our forward-looking statements, as well as our business generally.

Available Information

We file periodic reports on Form 10-K and 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis and a Definitive Proxy Statement on an annual basis. These and other reports filed by us, with, or furnished to, the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on their website at http://www.sec.gov. Additionally, our Form 10-Q and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investor Relations” hyperlink.

Our History

We were established by our former parent, Watts Industries, Inc. (“Watts”), to continue to operate the former industrial, oil and gas businesses of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, information related to historical activities of our business units also include time periods when they constituted the former industrial, oil and gas businesses of Watts. In connection with the spin-off, our common stock was listed on the NYSE under the symbol “CIR” and we entered into agreements with Watts regarding licensing and tax sharing arrangements, benefits and indemnification matters. As used in this report, the terms “we,” “us,” “our,” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

Our Business

We design, manufacture and distribute a broad array of valves and related products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 17 manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products, and Petrochemical Products. Our products are sold through more than 1,300 distributors servicing more than 11,000 customers in over 100 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group.    The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; SART von Rohr; Rockwood Swendeman; SSI Equipment; Tomco Products and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products Group accounted for $190.5 million, or 57.5%, of our net revenues for the year ended December 31, 2002.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. (“SSI”) and added a wide variety of strainers to expand our industrial products line. This business was originally reported within the Petrochemical Products Group. However, in March 2002, we transferred SSI to the Instrumentation and Thermal Fluid Controls Group, to better reflect the products and markets that this business serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different as a result of this reclassification. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and affiliates (“RTK”) and Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for over 70 years. Due to the reputation of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), we have acquired eleven businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions included Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke, Inc (“Hoke”) in July 1998, GO Regulator in April 1999, Tomco Products, Inc. (“Tomco”) in October 2002 and U.S. Para Plate Corporation (“U.S. Para Plate”) in October 2002. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. Atkomatic makes heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. GO Regulator offers a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. Tomco produces a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. U.S. Para Plate develops and produces high-pressure valves and regulators for aerospace and military applications.

We significantly expanded the breadth of our instrumentation fluid control product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provides us with a leading line of Gyrolok® compression tube fittings, as well as instrumentation ball valves, plug valves, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 50% of its revenues derived from outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We integrated the administrative and distribution activities of Circle Seal and Hoke to further reduce costs. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke and GO Regulator.

With the acquisition of the Cryolab product line in 1995, we entered the cryogenic sector of the valve market, further enhancing our position in the instrumentation and thermal fluid controls valve business. Since then we have added Consolidated Precision Corporation (“CPC”) in 1996 and the Rockwood Swendeman product line in 2000 which collectively gave us a broader array of valve products for demanding cryogenic applications and enabled us to expand our presence in the industrial gas markets.

Petrochemical Products Group.    The Petrochemical Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Petrochemical Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Petrochemical Products Group consists primarily of the following product brand names: KF Industries; KF Contromatics; Pibiviesse; KF Telford; and Suzhou KF Valve.

The Petrochemical Products Group accounted for $140.9 million, or 42.5%, of our net revenues for the year ended December 31, 2002.

We entered the petrochemical products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries, Inc. (“KF Industries”) in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A. (“Pibiviesse”), based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties, Inc. (“KF Telford”) to KF Industries. KF Telford had been one of KF Industries’ largest distributors and, with its acquisition, KF Industries increased its presence in Canada, as well as introduced KF Telford’s products (check valves, pipeline closures, and specialty gate valves) through its worldwide representative network. KF Telford also has assumed the Canadian sales activities for other of our Petrochemical Products Group companies to strengthen our overall presence in Canada. During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications.

We also own 60% of Suzhou KF Valve Company, Ltd. (“Suzhou KF Valve”), a joint venture located in Suzhou, People’s Republic of China. Suzhou KF Valve manufactures two inch through twelve-inch carbon and stainless steel ball valves for us and Suzhou Valve Factory, our joint venture partner. We sell products manufactured by Suzhou KF Valve to customers worldwide for oil and gas applications and outside the People’s Republic of China for industrial applications. Our joint venture partner and its related entities have exclusive rights to sell Suzhou KF Valve products for all industrial (i.e., non-oil and gas) applications within the People’s Republic of China and to certain customers outside the People’s Republic of China for oil and gas applications.

Industry

Oil and Gas and Petrochemical Markets.    The oil and gas and petrochemical markets include domestic and international oil and gas exploration and production, distribution, refining, pipeline construction and maintenance, chemical processing and general industrial applications.

Process and Power Markets.    The process and power markets use valves to control steam and other fluids for a variety of applications, including: heating facilities; production of hot water and electricity; freeze protection of external piping; cleaning by laundries; food processing and cooking; and heat transfer applications using steam or hot water in industrial processes.

HVAC and Maritime Markets.    The HVAC market utilizes valves and control systems, primarily in steam-related commercial and institutional heating applications. Steam control products also are used in the maritime market, which includes the U.S. Navy and commercial shipping.

Aerospace Markets.    The commercial and military aerospace markets we serve include valve applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such diverse applications as ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

Pharmaceutical, Medical and Analytical Instrumentation Markets.    The pharmaceutical industry uses products manufactured by our Instrumentation and Thermal Fluid Controls Products Group in research and development, analytical instrumentation and process measurement applications. The Instrumentation and Thermal Fluid Controls Products Group also markets its products to original equipment manufacturers of surgical and medical instruments. Representative applications include: surgical and medical instruments; orthopedic devices and surgical supplies; diagnostic reagents; electro-medical equipment; x-ray equipment; and dental equipment.

Our Business Objectives and Strategies

We are focused on providing solutions for our customers’ fluid-control requirements through a broad base of products and services. We believe many of our product lines have leading positions in their niche markets. Our objective is to enhance shareholder value through profitable growth of our diversified, multi-national, fluid-control company. In order to achieve this objective, our key strategies are to:

•	Continue to build market positions;
•	Improve the profitability of our business;
•	Expand into various fluid control industries and markets and capitalize on integration opportunities;
•	Increase product offerings; and
•	Expand our geographic coverage.

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

Product Families	Principal Products	Primary Markets Served

Instrumentation and Thermal Fluid Controls Products Group

Aerodyne Controls	Pneumatic manifold switches; mercury-free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive

Circle Seal Controls	Motor operated valves; check valves; relief valves; pneumatic valves; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles

CPC, Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquified industrial gases; other high purity processing

GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Product Families	Principal Products	Primary Markets Served

Hoke	Compression tube fittings; pipefitting; instrument ball and needle valves; cylinders; cylinder valves; actuators	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut-off valves; steam water heaters	General industrial and power; maritime; chemical processing; HVAC

Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

RTK and SART	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical

Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

SSI Equipment	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Tomco Products	Quick connect and disconnect couplers	General industrial; instrumentation

U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems

Petrochemical Products Group

KF Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric activators	Oil and gas; refining; general industrial; chemical processing

KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission

KF Telford Engineered Products	Mud valves; pipeline closures, check valves and specialty gate valves	Oil and gas exploration; production; refining and transmission

Suzhou KF Valve	Flanged and floating ball valves	Oil and gas exploration; production; refining and transmission; chemical processing

Sales and Distribution

We sell our products to distributors and end-users primarily through commissioned representatives and through our direct sales forces. Our representative networks offer technically trained sales forces with strong relationships to key markets without fixed costs to us.

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

Manufacturing

We have fully-integrated and highly automated manufacturing capabilities including machining operations and assembly. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron and steel components. We believe that our fully-integrated manufacturing capabilities are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. We have implemented integrated enterprise-wide software systems at most of our major locations to make operations more efficient and to improve communications with our suppliers and customers.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $4.4 million, $5.0 million, and $3.7 million on capital expenditures for the years ended December 31, 2002, 2001, and 2000, respectively. Depreciation expense for these periods was $10.3 million, $10.0 million, and $10.1 million, respectively.

We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Quality Control

The majority of our products require and have been approved by applicable industry standards agencies in the United States and European markets. We have consistently advocated the development and enforcement of performance and safety standards, and are currently planning new investments and implementing additional procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards. Additionally, most of our major manufacturing subsidiaries have acquired ISO 9000, 9001 or 9002 certification from the International Organization for Standardization and, for those in the Petrochemical Products Group, American Petroleum Institute certification.

Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies. The primary industry standards that certain of our Instrumentation and Thermal Fluid Controls Products must meet include standards promulgated by: Underwriters’ Laboratory; American National Standards Institute; American Society of Mechanical Engineers; U.S. Military; Federal Aviation Administration; Society of Automotive Engineers; Boeing Basic and Advanced Management System; Aerospace Quality Assurance System; the American Gas Association; the Department of Transportation; and European Pressure Equipment Directive (“PED”) and Technical Inspection Association (“TÜV”). The primary industry standards required to be met by and applicable to our Petrochemical Products include: American National Standards Institute; American Society of Mechanical Engineers; American Petroleum Institute and Factory Mutual.

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2002, 2001 and 2000, were $2.8 million, $2.6 million, and $2.8 million, respectively.

Raw Materials

The raw materials used most often in our production processes are stainless steel, carbon steel, aluminum, bronze, and brass. We purchase these materials from numerous suppliers and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these materials are subject to price fluctuations that may adversely affect our results of operations. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Competition

The domestic and international markets for our products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering are also important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products quickly, and to adapt and enhance existing products to specific customer applications.

The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; Samson AG; Spirax-Sarco Engineering plc; Flowseal (a division of Crane Co.); and Fisher (a division of Emerson Process Management).

The primary competitors of our Petrochemical Products Group include: Grove/Dresser Valve (a unit of First Reserve Corporation and Odyssey Investment Partners, LLC); Cooper Cameron Corporation; Apollo (a unit of Conbraco Industries, Inc.); Jamesbury, Inc. (a division of Metso USA which is part of the Metso Corporation); Balon; and Worcester Controls Corp. (a unit of Flowserve).

Trademarks and Patents

We own patents that are scheduled to expire between 2004 and 2021 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2002, revenues from one of our distributors in the Petrochemical Products segment amounted to $17.6 million. No other single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Petrochemical Products Group.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly the Petrochemical Products Group, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

Our total order backlog was $79.4 million as of February 24, 2003, compared to $76.9 million as of February 24, 2002. We expect all but $6.4 million of the backlog at February 24, 2003 will be shipped by December 31, 2003. The change in our backlog was primarily due to increased orders for major oil and gas projects and thermal fluid controls products and the October 2002 acquisitions of Tomco and U.S. Para Plate. These increases were partially offset by reductions to order backlog in our Oklahoma manufacturing facility for Petrochemical Products as a result of decreased oil and gas drilling in North America.

Employees

As of December 31, 2002, our worldwide operations directly employed approximately 2,000 people, including 108 employees at our Suzhou KF Valve joint venture in the People’s Republic of China. We have 83 employees in the United States who are covered by a single collective bargaining agreement. We also have 137 employees in Italy, 69 employees in France and 112 employees in Germany covered by governmental regulations or workers councils. We believe that our employee relations are good at this time.

Segment and Geographic Financial Data

Financial information by segment and geographic area is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 16 in the notes to consolidated financial statements included in this report.

Government Regulation Regarding the Environment

As a result of our manufacturing and assembly operations, our businesses are subject to federal, state, local and foreign laws, as well as other legal requirements relating to the generation, storage, transport and disposal of materials. These laws include, without limitation, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response and Compensation and Liability Act.

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2002, we capitalized $0.1 million related to environmental and safety control facilities. We expect to capitalize $0.2 million during the fiscal year ending December 31, 2003. We also incurred and expensed $0.3 million of charges during the year ended December 31, 2002. We expect to incur and expense $0.3 million in the fiscal year ending December 31, 2003.

ITEM 2.    PROPERTIES

We maintain 18 major facilities worldwide, including 17 manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Canada, Germany, France, and the United Kingdom. Properties in Ronkonkoma, New York; Berlin, Connecticut; Spartanburg, South Carolina; and Auburn, California are leased. The Petrochemical Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Canada; a distribution center in Oklahoma City, Oklahoma; and Suzhou, People’s Republic of China are leased. Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders.

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends. This utilization is subject to change as a result of increases or decreases in orders.

ITEM 3.    LEGAL PROCEEDINGS

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a separate product liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie, Spence, and Hoke, all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 14,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Maryland, Michigan, Mississippi, New Jersey and New York, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of eleven claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants. And, with respect to approximately 1,384 claimants in Mississippi, each such claimant seeks approximately $5.0 million compensatory damages and $50.0 million punitive damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims, including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs is concluding its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the Customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated

0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter, we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to note 17 to the consolidated financial statements included in this report.

During the first quarter of 2003, we also declared a dividend of $0.0375 per outstanding common share payable on March 17, 2003 to shareholders of record on March 3, 2003.

Our board of directors is responsible for determining our dividend policy. Although we currently intend to continue paying cash dividends, the timing and level of such dividends will necessarily depend on our board of directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders.

As of February 28, 2003, there were 15,109,850 shares of our common stock outstanding and we had approximately 123 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The following table provides information as of December 31, 2002 regarding our shares of common stock that may be issued under our existing equity compensation plans, including the 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), and the Management Stock Purchase Plan, which is a component of the 1999 Stock Plan. The table sets forth the total number of shares of our common stock issuable upon the exercise of assumed options as of December 31, 2002, and the weighted average exercise price of these options:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,398,369	(1)	$12.16	(2)	519,461
Equity compensation plans not approved by security holders	–		–		–

Total	1,398,369		$12.16		519,461

(1)	Does not include 336,407 options with a weighted average exercise price of $11.44, which were issued at the time of our spin-off from Watts to replace options previously granted by Watts to individuals who became our employees.
(2)	Does not include information about outstanding Restricted Stock Units under the 1999 Plan because such units do not have an exercise price. Subject to vesting and service requirements, Restricted Stock Units will convert to common stock on a one-for-one basis. See note 11 to the consolidated financial statements for further information concerning our 1999 Stock Plan in general and restricted stock units in particular.

Use of Proceeds From Registered Securities

On March 16, 2001, we sold 1,552,500 shares of our common stock in a public offering at a price of $13.25 per share pursuant to a Registration Statement on Form S-3 (the “Registration Statement”) (Registration No. 333-54428), which was declared effective by the Securities and Exchange Commission on March 15, 2001. The managing underwriters of the offering were Robert W. Baird & Co. Incorporated and ING Barings LLC. Our aggregate proceeds from the offering were approximately $18.7 million reflecting gross proceeds of $20.6 million net of underwriting fees of approximately $1.3 million and other offering costs of approximately $0.6 million. None of the proceeds of the offering were paid by us, directly or indirectly, to any of our directors, officers or general partners or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates, except for payments made to Goodwin Procter LLP, the Boston, Massachusetts law firm that represented us in connection with the Registration Statement. David F. Dietz, a director and officer of our company, is the sole owner of David F. Dietz, P.C, a partner of Goodwin Procter LLP. The net proceeds from the offering were used consistent with the use of proceeds described in our registration statement and were disbursed through the quarter ended September 30, 2002. We immediately used $2.0 million of the $18.7 million in net proceeds received to reduce the balance owed on our unsecured revolving credit facility to zero. During June 2001, we acquired 100% of SART and 75% of RTK. During March 2002, we acquired the remaining 25% minority interest in RTK. In the course of acquiring these companies, we utilized $12.6 million of the proceeds to purchase these businesses and retire a portion of assumed debt. During the second quarter of 2002, we used $2.5 million of the proceeds for: $1.1 million related to our capital expenditure program, $0.9 million for scheduled debt reduction payments and $0.5 million for dividends paid to our common shareholders. During the third quarter of 2002, we used $1.6 million for scheduled debt reductions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents certain selected financial data that has been derived from our audited consolidated financial statements and notes related thereto and should be read along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes included in this report.

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this report. The consolidated statements of operations and consolidated statements of cash flows data for the six months ended December 31, 1999 and fiscal years ended June 30, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000 and 1999 and as of June 30, 1999 and June 30, 1998, are derived from our audited consolidated financial statements not included in this report.

The selected, unaudited pro forma financial data for 1999 included in the following table are derived from the respective audited and unaudited consolidated financial statements for those years. The pro forma presentation for 1999 includes estimated additional administrative expense that would have been incurred by CIRCOR as a publicly owned, independent company. In addition, estimated incremental interest expense for estimated outstanding borrowings under the CIRCOR and other credit facilities is provided.

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,					Six Months Ended December 31,		Fiscal Years Ended June 30,
	2002(1)	2001(1)	2000(1)	Pro Forma 1999(1)(2)	1999(1)	Pro Forma 1999(1)(2)	1999(1)	Pro Forma 1999(2)	1999	1998
				(unaudited)	(unaudited)	(unaudited)		(unaudited)
Statement of Operations Data:
Net revenues	$331,448	$343,083	$316,863	$314,726	$314,726	$157,265	$157,265	$324,258	$324,258	$291,580
Gross profit	98,285	103,477	95,791	100,496	100,496	48,652	48,652	103,646	103,646	93,428
Goodwill amortization expense	–	2,737	2,528	2,662	2,662	1,422	1,422	2,779	2,779	994
Operating income	30,374	33,617	27,636	27,627	27,815	13,785	13,846	29,297	29,550	38,191
Income before interest and taxes	31,060	33,096	26,876	17,059	18,152	13,325	13,386	29,526	29,779	38,497
Net income	15,577	15,596	10,560	9,894	10,550	4,650	4,880	11,736	12,510	22,425
Balance Sheet Data:
Total assets	$390,734	$386,121	$347,062	$367,085	$367,085	$367,085	$367,085	$362,370	$359,043	$256,914
Total debt(3)	77,990	97,662	91,533	125,127	125,127	125,127	125,127	116,248	26,582	15,753
Shareholders’ equity	243,659	222,440	191,181	183,409	183,409	183,409	183,409	169,590	259,256	168,656
Total capitalization	321,649	320,102	282,714	308,536	308,536	308,536	308,536	285,838	285,838	184,409
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$24,925	$44,847	$31,700	$(519)	$137	$(15,059)	$(14,829)	$19,754	$20,528	$21,075
Investing activities	(23,241)	(14,501)	5,827	(21,762)	(21,762)	(5,171)	(5,171)	(82,704)	(82,704)	(29,197)
Financing activities	(20,504)	18,618	(34,683)	24,245	23,589	18,666	18,436	63,719	62,945	11,633
Net interest expense	6,721	7,102	9,276	9,823	8,918	4,864	4,542	9,845	8,808	3,471
Capital expenditures	4,418	4,950	3,743	11,984	11,984	4,557	4,557	9,499	9,499	6,115
Diluted earnings per common share(4)	$1.00	$1.04	$0.78	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Diluted weighted average common shares Outstanding(4)	15,610	15,023	13,480	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Cash dividends declared per common share	$0.15	$0.15	$0.1125	$–	$–	$–	$–	n/a	n/a	n/a

Notes:

(1)	The statement of operations data for the years ended December 31, 2002, 2001, 2000 and 1999 and the six months ended December 31, 1999 includes, respectively, $0.7 million, $0.2 million, $1.9 million, $0.7 million and $0.7 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants.
(2)	As adjusted for the spin-off for: the assumption by CIRCOR of selected indebtedness from Watts; our credit facility and the placement of $75.0 million of senior unsecured notes.
(3)	Includes capitalized leases of: $0.1 million; $0.6 million; and $4.1 million as of December 31, 2000 and 1999 and June 30, 1999, respectively.
(4)	Diluted earnings per common share and diluted weighted average common shares outstanding are applicable only for quarterly and annual periods ended after December 31, 1999, since we were not a publicly-owned company with a capital structure of our own until after the October 18, 1999 spin-off.
n/a	Not applicable

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks and related matters and current tensions in Iraq and throughout the Middle East. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results”. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls, and Petrochemical Products.

In March 2002, we transferred SSI from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change better reflects the products and markets that SSI serves. Prior periods have been restated to reflect this transfer and net revenues, operating income and identifiable assets are not materially different with this reclassification.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in note 2 to our consolidated financial statements. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Revenue Recognition and Allowance for Sales Returns

Revenue is recognized when products are shipped and title has passed to the customer provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Allowances for sales returns are recorded as a reduction of revenues based upon historical experience, return policies and contractual product return rights granted to customers. Adjustments to the allowance account are made as new information becomes available. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable and the amount of bad debts that may be incurred in the future. We analyze specific customer accounts, historical experience, customer concentrations and relationships, credit ratings, and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Inventories

Inventories are recorded at the lower of cost or market value. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined at the operating unit level and are evaluated periodically. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Impairment of Long-Lived Assets

Effective January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”), and as a result we no longer amortize goodwill. Statement No. 142 requires that a transitional impairment evaluation of goodwill and indefinite-lived intangible assets be completed within six months of the date of adoption and then at least on an annual basis thereafter. During the first half of 2002, we completed our transitional impairment review and determined that there were no impairment losses related to goodwill and intangibles. During the fourth quarter of 2002, we completed our annual impairment evaluation of goodwill and indefinite-lived intangible assets and again determined that there were no impairment losses. In assessing the fair value of goodwill and indefinite-lived intangible assets, projections regarding future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges.

Other long-lived assets include property, plant, and equipment and intangibles with definite lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value.

Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $0.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Other Reserves

We establish reserves for other exposures, such as environmental claims, product liability and litigation costs. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate such losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2002 and 2001 (In thousands):

	Year Ended December 31,
	2002		2001		% Change
Net revenues	$331,448	100.0%	$343,083	100.0%	(3.4)%
Cost of revenues	233,163	70.3	239,606	69.8	(2.7)

Gross profit	98,285	29.7	103,477	30.2	(5.0)
Selling, general and administrative expenses	67,166	20.3	66,919	19.5	0.4
Goodwill amortization expense	–	–	2,737	0.8	(100.0)
Special charges	745	0.2	204	0.1	265.2

Operating income	30,374	9.2	33,617	9.8	(9.6)
Other expense:
Interest expense, net	6,721	2.1	7,102	2.1	(5.4)
Other (income) expense, net	(686)	(0.2)	521	0.1	(231.7)

Income before income taxes	24,339	7.3	25,994	7.6	(6.4)
Provision for income taxes	8,762	2.6	10,398	3.1	(15.7)

Net income	$15,577	4.7%	$15,596	4.5%	(0.1)%

Net revenues for the year ended December 31, 2002 decreased by approximately $11.7 million, or 3.4%, to $331.4 million compared to $343.1 million for the year ended December 31, 2001. The decrease in net revenues for the year ended December 31, 2002 was attributable to the following (In thousands):

Segment	2002	2001	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$190,524	$193,297	$(2,773)	$10,518	$(15,325)	$2,034
Petrochemical	140,924	149,786	(8,862)	–	(11,574)	2,712

Total	$331,448	$343,083	$(11,635)	$10,518	$(26,899)	$4,746

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57.5% of net revenues for the year ended December 31, 2002 compared to 56.3% for the year ended December 31, 2001. The Petrochemical Products segment accounted for 42.5% of net revenues for the year ended December 31, 2002 compared to 43.7% for the year ended December 31, 2001.

Instrumentation and Thermal Fluid Controls Product revenues decreased $2.8 million, or 1.4%, for the year ended December 31, 2002. Product revenues from general industrial markets decreased $17.5 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace and other general industrial instrumentation markets. Steam and HVAC markets improved later in the year with increased sales of $2.2 million over the prior year. Incremental revenue of $10.5 million provided from the June 2001 acquisitions of RTK and SART and the October 2002 acquisitions of Tomco and U.S. Para Plate and a $2.0 million increase in revenues resulting from changes in exchange rates affecting our European business units also partially offset revenue decreases in other markets. Petrochemical Products revenues decreased by $8.9 million, or 5.9%. Revenues from our North American operations decreased by $19.2 million, principally due to reduced oil and gas drilling and production activity and the short cycle maintenance, repair and overhaul (“MRO”) business, and to a lesser extent, economic weakness in chemical processing and general industrial markets. Revenues generated in the People’s Republic of China decreased by $1.2 million. These decreases in revenue were partially offset by a $8.8 million increase in revenues from our Italian subsidiary, resulting from higher volume shipments of product for large international oil and gas projects; and a $2.7 million increase in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

Gross profit decreased $5.2 million, or 5.0%, to $98.3 million for the year ended December 31, 2002 compared to $103.5 million for the year ended December 31, 2001. Gross margin decreased to 29.7% for the year ended December 31, 2002 compared to 30.2% for the year ended December 31, 2001. Gross profit for the Instrumentation and Thermal Fluid Controls Products segment decreased $4.9 million. The net decrease consisted of a $9.2 million gross profit reduction from operations, partially offset by the incremental $3.7 million of gross profit from the June 2001 acquisitions of RTK and SART and the October 2002 acquisitions of Tomco and U.S. Para Plate, and a $0.6 million increase resulting from changes in foreign exchange rates affecting our European business units. Gross profit and gross margin decreased due to soft end-market conditions and reduced sales volume, a lower proportion of higher margin commercial aerospace and general industrial market products, a higher proportion of lower margin project order shipments, unabsorbed manufacturing costs that could not be fully avoided as orders declined and increased current year insurance costs. Gross profit for the Petrochemical Products segment decreased $0.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The net gross profit decrease consisted of a reduction of $0.9 million in North America caused by lower product sales volume for higher margin maintenance and repair orders, competitive price reductions and higher insurance costs, partially offset by an increase in the volume, pricing and margin for large international oil and gas projects, certain manufacturing and operating cost reductions and favorable foreign exchange rate changes of $0.6 million.

Selling, general and administrative expenses increased $0.2 million, or 0.4%, to $67.2 million for the year ended December 31, 2002 compared with $66.9 million for the year ended December 31, 2001. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by approximately $0.9 million. The net increase was principally the result of: $2.2 million of additional expenses related to the June 2001 acquisitions of RTK and SART and the October 2002 acquisitions of Tomco and U.S. Para Plate; a $0.4 million increase due to foreign exchange rate changes; offset by a $1.7 million reduction realized through lower spending for variable general and administrative and compensation expenses on lower staffing levels, partially offset by higher insurance costs. Selling, general and administrative expenses for the Petrochemical Products segment decreased $0.7 million due to $1.0 million of lower variable selling and compensation expenses; partially offset by a $0.3 million increase due to foreign exchange rate changes. Significant expense reductions realized in our North American operations were partially offset by the higher costs in our Italian operation as a result of increased sales activity. Corporate general and administrative expenses increased less than $0.1 million, as a result of higher corporate development, insurance costs, and legal and professional fees, partially offset by lower variable compensation and fringe benefit costs.

Goodwill amortization expense was not recorded for the year ended December 31, 2002 compared with $2.7 million for the year ended December 31, 2001. Goodwill amortization expense for the year ended December 31, 2001 consisted of $2.3 million for the Instrumentation and Thermal Fluid Controls Products segment and $0.4 million for the Petrochemical Products segment. On January 1, 2002, we adopted Statement No. 142 that requires goodwill no longer be amortized. See note 2 to the consolidated financial statements for further information on our adoption of Statement No. 142.

Special charges of $0.7 million and $0.2 million were incurred in the Petrochemical Products segment for the years ended December 31, 2002 and 2001, respectively. These charges were associated with the closure, consolidation and reorganization of certain North American manufacturing operations. Special charges incurred during 2002 consisted of $0.3 million of manufacturing equipment write-offs, $0.2 million of severance costs for 16 employees and $0.2 million of exit costs principally related to leased facilities that were closed. Special charges incurred during 2001 consisted of $0.1 million of severance and $0.1 million of exit costs. Special charges were expensed in the periods incurred. The accrued liability for severance and exit costs to be paid subsequent to December 31, 2002 is less than $0.1 million.

The change in operating income for the year ended December 31, 2002 compared to the year ended December 31, 2001 was as follows (In thousands):

Segment	2002	2001	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$28,614	$32,158	$(3,544)	$1,425	$(5,132)	$163
Petrochemical	9,480	9,194	286	–	(71)	357
Corporate	(7,720)	(7,735)	15	–	15	–

Total	$30,374	$33,617	$(3,243)	$1,425	$(5,188)	$520

Operating income decreased $3.2 million, or 9.6%, to $30.4 million for the year ended December 31, 2002 compared to $33.6 million for the year ended December 31, 2001. Operating income for the Instrumentation and Thermal Fluid Controls Products segment declined $3.5 million, or 11.0%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Operating income for this segment was affected by a $7.4 million decrease primarily from: lower sales volume; reduced sales of higher margin products; unabsorbed manufacturing costs in high volume manufacturing operations and higher insurance costs, partially offset by reductions in variable general and administrative and compensation expenses and lower staffing levels. This operating income decrease was partially offset by the $2.3 million from the discontinuation of amortizing goodwill, the $1.4 million contributed by the June 2001 acquisitions of RTK and SART and the October 2002 acquisitions of Tomco and U.S. Para Plate, and $0.2 million from changes in foreign exchange rates. Operating income for the Petrochemical Products segment increased $0.3 million, or 3.1%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in the operating income for this segment consisted of: an increase of $0.4 million due to the discontinuation of amortizing goodwill; a net increase of $0.1 million from operating activities; a $0.3 million increase due to favorable foreign exchange rate changes, partially offset by a $0.5 million increase in special charges. The net $0.1 million increase from operating activities primarily was the result of: higher revenues and the resulting gross profits generated from large international oil and gas projects, and lower variable selling expenses; partially offset by a reduction in sales attributable to weaker MRO demand in oil and gas markets; domestic price reductions in the second, third, and fourth quarters; and increased insurance costs.

Net interest expense decreased approximately $0.4 million to $6.7 million for the year ended December 31, 2002 compared to $7.1 million for the year ended December 31, 2001. The decrease is primarily related to the $15.0 million principal payment of our senior notes, the $4.6 million reduction of debt assumed from prior years acquisitions and from lower average interest rates on variable rate debt. Interest income on invested balances remained unchanged despite higher average cash balances during 2002 as a result of lower interest rates in 2002.

Net other (income) expense decreased $1.2 million from a net $0.5 million expense for the year ended December 31, 2001 to a net ($0.7) million income for the year ended December 31, 2002. The decrease is primarily attributable to a $1.1 million increase in favorable foreign exchange income, a $0.4 million reduction in minority interest expense resulting from reduced profitability of our Chinese joint venture, partially offset by $0.1 million higher losses on the disposal of capital equipment, $0.1 million in fees incurred for the early extinguishments of debt and a $0.1 million reduction in nonoperating municipal grant income.

The effective tax rate decreased to 36.0% for the year ended December 31, 2002 compared to 40.0% for the year ended December 31, 2001. The decrease in the tax rate is primarily the result of the elimination of goodwill amortization expense in accordance with Statement No. 142, which was not deductible for income tax purposes. Additionally, the implementation of various tax strategies at the beginning of 2002 provided a modest rate reduction benefit.

Net income decreased less than $0.1 million, or 0.1%, to $15.6 million for the year ended December 31, 2002 compared to $15.6 million for the year ended December 31, 2001. The net decrease is the result of reduced gross profit on lower current year revenue, additional insurance expenses, and higher special charges in the current year, offset by the elimination of goodwill amortization expense, improved operating results within the Petrochemical Products segment, lower non-operating expenses, and reduced net interest expenses, as discussed above.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2001 and 2000 (In thousands):

	Year Ended December 31,
	2001		2000		% Change
Net revenues	$343,083	100.0%	$316,863	100.0%	8.3%
Cost of revenues	239,606	69.8	221,072	69.8	8.4

Gross profit	103,477	30.2	95,791	30.2	8.0
Selling, general and administrative expenses	66,919	19.5	63,718	20.1	5.0
Goodwill amortization expense	2,737	0.8	2,528	0.8	8.3
Special charges	204	0.1	1,909	0.6	(89.3)

Operating income	33,617	9.8	27,636	8.7	21.6
Other expense:
Interest expense, net	7,102	2.1	9,276	2.9	(23.4)
Other expense, net	521	0.1	760	0.2	(31.4)

Income before income taxes	25,994	7.6	17,600	5.6	47.7
Provision for income taxes	10,398	3.1	7,040	2.3	47.7

Net income	$15,596	4.5%	$10,560	3.3%	47.7%

Net revenues for the year ended December 31, 2001 increased by $26.2 million, or 8.3%, to $343.1 million compared to $316.9 million for the year ended December 31, 2000. The increase in net revenues for the year ended December 31, 2001 was attributable to the following (In thousands):

Segment	2001	2000	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$193,297	$183,524	$9,773	$9,911	$1,331	$(1,469)
Petrochemical	149,786	133,339	16,447	–	19,150	(2,703)

Total	$343,083	$316,863	$26,220	$9,911	$20,481	$(4,172)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.3% of net revenues for the year ended December 31, 2001 compared to 57.9% for the year ended December 31, 2000. The Petrochemical Products segment accounted for 43.7% of net revenues for the year ended December 31, 2001 compared to 42.1% for the year ended December 31, 2000.

Instrumentation and Thermal Fluid Controls Product revenues increased $9.8 million, or 5.3%, for the year ended December 31, 2001. Revenue increases were due to: $9.9 million of incremental revenue from the Rockwood Swendeman product line, purchased in November 2000, and from the RTK and SART companies acquired at the end of June 2001; a $4.0 million net increase in thermal fluid controls revenues resulting from general year-over-year demand and increased shipments of marine and industrial steam trap applications offset by reduced revenues for commercial and other industrial applications; and a $3.5 million increase in revenues from European power and power generation, medical and general instrumentation markets, primarily due to increased sales penetration and higher volume sales. These increases were partially offset by a $6.2 million decrease in North American and Asian demand for products in our instrumentation applications, principally the result of lower demand in the chemical processing, semi-conductor manufacturing and general industrial markets; and a $1.4 million reduction resulting from changes in exchange rates affecting our Canadian and European business units. Revenues from aerospace customers were relatively unchanged as gains early in the year were offset by a reduction in revenues following the September 11th terrorist attacks. The $16.4 million increase in Petrochemical Products revenues for the year ended December 31, 2001, or 12.3%, was the result of: $9.4 million in higher North American revenues related to increased customer spending on maintenance and repair and increased capital project spending in both the oil and gas markets; a $9.1 million increase in revenues from our Italian based operation due to higher shipments of products for large international oil and gas construction projects; and a $0.6 million increase in revenues from Chinese customers. These increases were partially offset by a $2.7 million decrease resulting from changes in exchange rates that affected our Canadian and Italian-based operations.

Gross profit increased $7.7 million, or 8.0%, to $103.5 million for the year ended December 31, 2001 compared to $95.8 million for the year ended December 31, 2000. Gross margin remained the same at 30.2% for both 2001 and 2000. Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $1.1 million as a result of: a $3.4 million increase from the prior year acquisition of the Rockwood Swendeman product line and the current year acquisitions of RTK and SART; partially offset by a net decrease of $1.9 million from lower gross profit from operations. The Instrumentation and Thermal Fluid Controls segment gross profits were negatively affected by the slowdown in the general industrial market. Despite spending cuts implemented during the year, unabsorbed manufacturing costs decreased gross profit for this segment. This segment’s gross margin also decreased by $0.4 million due to unfavorable foreign exchange. Gross profit for the Petrochemical Products segment increased $6.6 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Gross profit improvement of $7.1 million was primarily due to: improved operating efficiencies in a key North American manufacturing plant; higher sales volume in a recovering worldwide oil and gas markets; selective price increases and improved margins in our Italian-based manufacturing operation. During the year ended December 31, 2000, both gross profit and gross margin were negatively impacted as a result of inefficiencies and delays in the completion of the consolidation and integration of certain product lines in one of our key North American plants. Gross profits for our Italian-based operation increased in 2001 despite accepting reduced margin contracts that were shipped and recognized in the first quarter. The Italian plant’s first quarter competitive pricing strategy, for certain large oil and gas projects, enabled us to demonstrate our engineering and manufacturing capabilities on the largest size ball valves and qualified us for follow-on application orders. Unfavorable current year foreign currency exchange rates reduced gross profit for the Petrochemical Products segment by $0.5 million.

Selling, general and administrative expenses increased $3.2 million, or 5.0%, to $66.9 million for the year ended December 31, 2001 compared with $63.7 million for the year ended December 31, 2000. Operating expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.5 million. This increase resulted from $2.1 million incremental current year operating expenses related to the acquisitions of the Rockwood Swendeman product line and RTK and SART. This increase was partially offset by $0.3 million of operational expense reductions in our other businesses and $0.3 million lower expenses due to changes in foreign currency exchange rates. The Petrochemical Products segment operating expenses increased $0.7 million for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily the result of $1.0 million of increased variable selling and other operating expenses, partially offset by a $0.3 million decrease due to changes in foreign currency exchange rates. Corporate spending increased by $1.0 million for the year ended December 31, 2001, attributable to higher variable employee compensation and acquisition search expenses compared to the year ended December 31, 2000.

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

The change in operating income for the year ended December 31, 2001 compared to the year ended December 31, 2000 was as follows (In thousands):

Segment	2001	2000	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$32,158	$31,211	$947	$1,257	$(196)	$(114)
Petrochemical	9,194	3,137	6,057	–	6,246	(189)
Corporate	(7,735)	(6,712)	(1,023)	–	(1,023)	–

Total	$33,617	$27,636	$5,981	$1,257	$5,027	$(303)

Operating income increased $6.0 million, or 21.6%, to $33.6 million for the year ended December 31, 2001 compared to $27.6 million for the year ended December 31, 2000. Operating income in the Instrumentation and Thermal Fluid Controls Products segment increased $0.9 million primarily attributable to improved manufacturing and administrative operating efficiencies and the absence of special charges in the current year, partially offset by the unfavorable impact of unabsorbed manufacturing costs. The $6.1 million increase in operating income in the Petrochemical Products segment was primarily the result of additional gross profits due to: higher current year sales volume; selective price increases; and manufacturing process improvements and efficiencies. Corporate spending increased by $1.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000.

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

The effective tax rate remained the same at 40.0% for the years ended December 31, 2001 and 2000.

Net income increased $5.0 million, or 47.7%, to $15.6 million for the year ended December 31, 2001 compared to $10.6 million for the year ended December 31, 2000. Improved operating results within the Petrochemical Products segment, lower special charges in the current year and reduced net interest expenses were the primary reasons for this change.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2002	2001
Cash flow from:
Operating activities	$24,925	$44,847
Investing activities	(23,241)	(14,501)
Financing activities	(20,504)	18,618
Effect of exchange rates on cash balances	192	(146)

Increase (decrease) in cash and cash equivalents	$(18,628)	$48,818

During the year ended December 31, 2002, we generated $24.9 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation, amortization, losses on the disposal and write-off of property, plant and equipment and the change in deferred taxes, accounted for $29.7 million of operating cash flows. Increases in working capital used $4.8 million of operating cash, and consisted of: a decrease in trade accounts receivable of $6.7 million, an increase in inventories of $4.3 million, an increase in prepaid expenses and other assets of $2.4 million, and a decrease in accounts payable accrued expenses and other liabilities of $4.9 million. The $23.2 million used for investing activities included: a net $18.9 million used for acquisition activities that included $17.6 million for the purchases of Tomco and U.S. Para Plate, approximately $2.5 million for the purchase of the remaining 25% minority interest in our RTK subsidiary, a $0.1 million reduction in purchase price relating to the acquisition of SART, and $1.1 million in purchase price adjustments relating to our prior acquisitions of Leslie Controls, Inc. and Hoke, Inc.; $4.4 million for the purchase of capital equipment, partially offset by the receipt of $0.1 million in proceeds from the disposal of equipment. We used $20.5 million for financing activities that included: a net $20.6 million reduction of our long-term debt, $2.3 million to pay dividends to shareholders; offset by $2.4 million in cash received from the exercise of stock options and the conversion of restricted stock units. The effects of exchange rate changes on cash and cash equivalents increased cash balances by $0.2 million.

We have $4.1 million of marketable securities that are designated as available for sale and readily convertible to cash should the need for additional working capital arise.

Our capital expenditure budget for the fiscal year ending December 31, 2003 is $8.0 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

The ratio of current assets to current liabilities as of December 31, 2002 was 3.2:1 compared to 3.4:1 as of December 31, 2001. Cash and cash equivalents were $38.4 million as of December 31, 2002 compared to $57.0 million as of December 31, 2001. Net debt (total debt less cash and marketable securities) as a percentage of total net capital (net debt plus equity) employed was 12.7% as of December 31, 2002 compared to 15.5% as of December 31, 2001.

As of December 31, 2002 and 2001, we had no amounts outstanding under our corporate unsecured revolving credit facility. On December 4, 2002, we refinanced this credit facility by entering into an amendment to the original credit agreement that extends the term of the credit facility to December 2006. The amendment to the credit agreement also provides us with an option to increase the line to $100 million, subject to leverage and certain other conditions. In accordance with the credit facility agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625%, or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the federal funds rate plus ½ of 1% or the lender’s prime rate. We are also required to pay an unused facility fee that can range from 0.15% to 0.35% per annum, and a utilization fee of 0.125% per annum if our borrowings exceed 50% of the credit facility limit. As of December 31, 2002, we had $75.0 million available under the revolving credit facility to support our acquisition program, working capital requirements and general corporate purposes.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2002 and 2001.

On February 5, 2002, the minority interest shareholder of RTK exercised the put option rights granted in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, we disbursed an additional $2.5 million during the first quarter of 2002 for the purchase of this 25% interest in RTK.

On April 9, 2002, we filed a registration statement on Form S-3. The registration statement, which was amended and filed on June 6, 2002, relates to the sale of up to an aggregate of 1.0 million shares of common stock currently outstanding and beneficially owned by Timothy P. Horne and other members of the Horne family. We will not receive any of the proceeds from the sale of the shares of our common stock offered by this prospectus. We paid the preparation and filing expenses for the registration statement for these shares.

During August 2002, we paid down the remaining outstanding $3.5 million of debt that had been assumed as a part of our purchase of RTK. As a result of pre-paying these debt balances, we also incurred and paid an additional $0.1 million in bank fees.

In October 2002, we purchased Tomco and U.S. Para Plate for $17.6 million in cash, net of cash acquired, and assumed $0.7 million in debt and $4.0 million of marketable securities at fair market value. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreements. Any funds remaining in the escrow funds at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase cost.

Beginning on October 19, 2002, we commenced making $15.0 million annual payments, in accordance with the note agreement, to reduce the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

During November 2002, we contributed an additional $3.0 million into our pension plan trust, increasing the level of current year contributions to $5.7 million. This additional contribution was made to increase plan assets to a level that was equivalent to the accumulated benefit obligations as of December 31, 2002.

From time-to-time, we are involved with product liability, environmental and other litigation proceedings and incur costs on an ongoing basis related to these matters. We have not incurred material expenditures during the year ended December 31, 2002 in connection with any of these matters.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2002 that affect our liquidity (In thousands):

	Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Contractual Cash Obligations:
Notes payable	$3,166	$3,166	$–	$–	$–
Current portion of long-term debt	15,430	15,430	–	–	–

Total short-term borrowings	18,596	18,596	–	–	–

Long-term debt, less current portion	59,394	–	31,418	22,814	5,162
Operating leases	16,097	3,249	5,284	4,374	3,190

Total contractual cash obligations	$94,087	$21,845	$36,702	$27,188	$8,352

Other Commercial Commitments:
U.S. standby letters of credit	$2,045	$1,880	$–	$–	$165
International standby letters of credit	4,103	1,930	1,843	330	–
Commercial contract commitments	2,543	1,290	949	287	17

Total commercial commitments	$8,691	$5,100	$2,792	$617	$182

We anticipate that available cash balances, marketable securities that are readily convertible to cash and those funds provided from ongoing operations will be sufficient to meet current operating requirements, anticipated capital expenditures, scheduled debt payments and contingencies for at least the next 24 months.

Effects of Recent Accounting Pronouncements

We adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. See note 2 to the consolidated financial statements contained in Item 8 for further information concerning our adoption of Statement No. 142.

We also adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement No. 144”) on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary.

The adoption of Statement No. 144 did not have a material impact on our consolidated results of operations or financial position.

In April 2002, FASB Statement No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“Statement No. 145”), was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from the Extinguishment of Debt,” Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also amends Statement No. 13, “Accounting For Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our reported results of operations or financial position.

In July 2002, FASB Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” (“Statement No. 146”), was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported results of operation or financial position.

In December 2002, FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” (“Statement No. 148”), was issued. Statement No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation that measures the associated compensation cost on the date of the award and recognizes the expense over the service period. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of Statement No. 148 in the consolidated financial statements contained in Item 8. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation for employees using the intrinsic method prescribed in APB No.25. The method does not result in recording an associated expense in our results of operations until the options are exercised.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We have adopted the annual disclosure provisions of FIN No. 45 in the consolidated financial statements contained in Item 8. We will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. We do offer warranties, but the returns under warranty have been immaterial. We have not issued any guarantees other than for stand-by letters of credit used in the ordinary course of conducting our business. The adoption of FIN No. 45 is not expected to have a material effect on the consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” or “continue,” the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur:

Some of our end-markets are cyclical, which may cause us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning, or HVAC, maritime, pharmaceutical, medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset.

In particular, our petrochemical business is cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

We face the continuing impact on economic and financial conditions in the United States and around the world as a result of the September 11th terrorist attacks and related matters, as well as current tensions in Iraq and the rest of the Middle East.

The terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the terrorist attacks, compounded with the slowing national economy, have resulted in reduced revenues in the aerospace and general industrial markets in fiscal year 2002. Additional terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business, our facilities, our joint-venture partners or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current tensions in Iraq and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly, or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations.

We face significant competition in our markets and, if we are not able to respond to competition in our markets, our revenues may decrease.

We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, involving a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies.

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance, our revenues may decrease.

Our industries are characterized by: intense competition; changes in end-user requirements; technically complex products; and evolving product offerings and introductions.

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

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary instrumentation and thermal fluid controls and petrochemical products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manufacture and deliver high quality products, we may lose customers.

Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products also are used in the aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment, oil and gas exploration, transmission and refining, chemical processing, and maritime industries. These industries require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to market our products in international markets not currently served by us in portions of Europe, Latin America and Asia. We may not succeed in marketing, selling and distributing our products in these new markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. One or more of these factors could prevent us from successfully expanding into new international markets and could also have a material adverse effect on our current international operations.

Prices of our raw materials may increase which may adversely affect our business.

We obtain our raw materials for the manufacture of our products from third-party suppliers. We do not have contracts with many of these suppliers that require them to sell us the materials we need to manufacture our products. Historically, stainless steel, iron and carbon steel, in particular, have each increased in price as a result of increases in demand. While in the past we have not experienced difficulties in obtaining the raw materials we require (including stainless steel, cast iron and carbon steel), we cannot be certain that our suppliers will continue to provide us with the raw materials we need in the quantities requested or at a price we are willing to pay. In the past we have been able to partially offset increases in the cost of raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, we may also be subject to delays caused by interruption in production of materials for reasons we cannot control. These include job actions or strikes by employees of suppliers, transportation interruptions and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of raw materials for our products at favorable prices, or at all, could have a material adverse effect on our business, financial condition or results of operations.

A change in international governmental policies or restrictions could result in decreased availability and increased costs for certain components and finished products that we outsource, which could adversely affect our profitability.

Like most manufacturers of fluid control products, we attempt, where appropriate, to reduce costs by seeking lower cost sources of certain components and finished products. Many such sources are located in developing countries such as the People’s Republic of China, India and Taiwan where a change in governmental approach toward U.S. trade could restrict the availability to us of such sources. In addition, periods of war or other international tension could interfere with international freight operations and hinder our ability to take delivery of such components and products. A decrease in the availability of these items could hinder our ability to meet timely our customers’ orders. We attempt, when possible, to mitigate this risk by maintaining alternate sources for these components and products and by maintaining the capability to produce such items in our own manufacturing facilities. However, even when we are able to mitigate this risk, the cost of obtaining such items from alternate sources or producing them ourselves is often considerably greater, and a shift toward such higher cost production could therefore adversely affect our profitability.

The costs of complying with existing or future environmental regulations, and of curing any violations of these regulations, could increase our expenses or reduce our profitability.

We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Future regulations could be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these or existing regulations could be significant.

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

We face risks from product liability lawsuits that may adversely affect our business.

We, like other manufacturers and distributors of products designed to control and regulate fluids and chemicals, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. We generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

The costs associated with the defense of asbestos-related claims and the payment of any judgments or settlements with respect to such claims are subject to a number of uncertainties. As such, we cannot guarantee that such claims ultimately will not have an adverse effect on our financial statements, results of operations or cash flows.

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In general, any components containing asbestos formerly used in our products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

We may be responsible for certain historical liabilities in the event Watts and its affiliates are ultimately unable to satisfy such liabilities.

Until the spin-off, we were a member of Watts’ consolidated group for federal income tax purposes. Each member of the consolidated group is liable for the federal income tax liability of the other members of the group, as well as for pension and benefit funding liabilities of the other group members. Under federal law we continue to be contingently liable for these Watts consolidated group liabilities for periods beginning before the spin-off.

We entered into a distribution agreement with Watts that allocates tax, pension and benefit funding liabilities between Watts and us. Under this agreement, Watts maintains full control and absolute discretion with regard to any combined or consolidated United States federal and state tax filings for periods through the spin-off date. Watts also maintains full control and absolute discretion regarding common tax audit issues of such entities. These arrangements may result in conflicts of interest with Watts. In addition, if Watts is ultimately unable to satisfy its liabilities, we could be responsible for satisfying them, despite the distribution agreement.

We would be jointly and severally liable for Watts’ federal income taxes resulting from the spin-off if the Internal Revenue Service, or IRS, treats the spin-off as a taxable distribution.

At the time of the spin-off, Watts received a ruling from the IRS to the effect that, for United States federal income tax purposes, the spin-off would be tax-free to Watts and its shareholders. If the undertakings made to the IRS regarding the spin-off are not complied with or if representations made to the IRS regarding the spin-off were inaccurate, we could lose the benefit of the IRS tax ruling and the IRS could assert that the spin-off was a taxable distribution. In that case, under United States federal income tax law, we would be jointly and severally liable with Watts for a material amount of federal income tax. In our distribution agreement with Watts, we agreed that we will be wholly responsible for that tax if it results from our act or omission, and Watts will be wholly responsible for that tax if it results from Watts’ act or omission. Under federal income tax law, however, we would be required to pay that tax if Watts was unable to, regardless of the distribution agreement.

We depend on our key personnel and the loss of their services may adversely affect our business.

We believe that our success will depend on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products similar to ours may hire away some of our key personnel. Nonetheless, if we are unable to maintain our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

Various restrictions and agreements could hinder a takeover of us which is not supported by our board of directors or which is leveraged.

Our amended and restated certificate of incorporation and amended and restated by-laws, the Delaware General Corporation Law and our shareholder rights plan contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise. These include provisions creating a staggered board, limiting the shareholders’ powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders’ meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others. Additionally, we have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of our shares of common stock, unless the rights are redeemed.

Delaying or preventing a takeover could result in our shareholders ultimately receiving less for their shares by deterring potential bidders for our stock or assets.

Our debt agreements limit our ability to issue equity, make acquisitions, incur debt, pay dividends, make investments, sell assets, merge or raise capital.

Our senior note purchase agreement, dated October 19, 1999, and our revolving credit facility agreement, dated October 19, 1999 and most recently amended on December 4, 2002, govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

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

Our international activities expose us to fluctuations in currency exchange rates that could adversely effect our results of operations and cash flows.

Our international manufacturing and sales activities expose us changes in foreign currency exchange rates. Such fluctuations could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely effect our results of operations and cash flows. Our major foreign currency exposures involve the markets in Western Europe, Canada and Asia.

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. We primarily utilize forward exchange contracts with maturities of less than eighteen months. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The oil and gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase, and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature, or not driven by customer demand and, therefore, may result in longer lead times for increases in petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Sensitivity Risk

As of December 31, 2002, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2002. Based upon expected levels of borrowings under our credit facility in 2003 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2002, we had forward contracts to buy foreign currencies with a face value of $1.0 million. These contracts mature on various dates between January and March 2003. Net unrealized gains attributable to foreign currency forward contracts were less than $0.1 million at December 31, 2002 and $0.1 million at December 31, 2001. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIRCOR INTERNATIONAL, INC

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 24, 2003 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 24, 2003 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 24, 2003 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 24, 2003 is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider such changes, as we may deem advisable based on future evaluations of the effectiveness of such controls and procedures

(b)	Changes in internal controls.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. From time-to time, we may make changes in our system of internal controls aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
Page
Schedule I Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	70

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

*4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company.
9	Voting Trust Agreements:
9.1

The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10	Material Contracts:

Exhibit No.	Description and Location
10.1	CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10.
10.2	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.
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

*10.9	Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994.
*10.10	Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994.
*10.11	Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994.
*10.12	Form of Indemnification Agreement between CIRCOR International, Inc. and each of its Directors dated November 6, 2002 is incorporated herein by reference.
*10.13	Executive Employment Agreement, as amended and restated, between CIRCOR, Inc. and David A. Bloss, Sr., dated as of October 23, 2002.
10.14

Amended and Restated Letter of Credit, Reimbursement and Guaranty Agreement dated as of October 18, 1999 among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and First Union National Bank as Letter of Credit Provider is incorporated herein by reference to Exhibit 10.17 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

10.15

Amended and Restated Letter of Credit, Reimbursement and Guaranty Agreement dated as of October 18, 1999 among Spence Engineering Company, Inc. as Borrower, CIRCOR International, Inc., as Guarantor, and First Union National Bank as Letter of Credit Provider is incorporated herein by reference to Exhibit 10.18 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

10.16

Credit Agreement, dated as of October 18, 1999, by and among CIRCOR International, Inc., a Delaware corporation, as Borrower, each of the Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders, BankBoston, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent and ING Barings LLC, as Arranger for the Lenders is incorporated herein by reference to Exhibit 10.19 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

10.17

Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR International, Inc., a Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is incorporated herein by reference to Exhibit 10.20 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

Exhibit No.	Description and Location
10.18

Sharing agreements regarding the rights of debt holders relative to one another in the event of insolvency is incorporated herein by reference to Exhibit 10.21 on From 10 Q/A filed with the Securities and Exchange Commission on August 14, 2000.

10.19

Executive Change of Control Agreement between CIRCOR, Inc. and Alan R. Carlsen dated August 8, 2000 is incorporated herein by reference to Exhibit 10.23 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.

10.20

Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth W. Smith dated August 8, 2000 is incorporated herein by reference to Exhibit 10.24 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.

10.21

Executive Change of Control Agreement between CIRCOR, Inc. and Stephen J. Carriere dated August 8, 2000 is incorporated herein by reference to Exhibit 10.25 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.

10.22

Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass dated August 8, 2000 is incorporated herein by reference to Exhibit 10.26 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.

10.23

Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August 1, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.

10.24

First Amendment to Executive Change of Control Agreement between Alan R. Carlsen and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.27 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.25

First Amendment to Executive Change of Control Agreement between Kenneth W. Smith and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.26

First Amendment to Executive Change of Control Agreement between Stephen J. Carriere and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.29 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.27

First Amendment to Executive Change of Control Agreement between Alan J. Glass and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.30 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.28

First Amendment to Executive Change of Control Agreement between Paul M. Coppinger and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.31 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.29

Executive Change of Control Agreement between Douglas E. Frank and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.32 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.30

Executive Change of Control Agreement between Carl J. Nasca and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.33 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.31

Executive Change of Control Agreement between Barry L. Taylor, Sr. and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.34 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

*10.32

Amendment No. 1 to the Credit Agreement dated as of December 22, 2000, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto.

Exhibit No.	Description and Location
10.33

Amendment No. 2 to the Credit Agreement dated as of December 4, 2002, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto is incorporated herein by reference to Exhibit 10.2 on Form 8-K, file No. 001-14962, filed with the Securities and Exchange Commission on December 12, 2002.

* 21	Schedule of Subsidiaries of CIRCOR International, Inc.
* 23	Consent of KPMG LLP.

* Filed with this report

(b)    Reports on Form 8-K.

The registrant filed a Current Report on Form 8-K on December 12, 2002 relating to the refinancing of the Company’s existing $75.0 million revolving line of credit by entering into Amendment No. 2 to the original Credit Agreement.

(c)    See Item 15(a)(3) above.

(d)    See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

Date:	March 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003

/s/ KENNETH W. SMITH Kenneth W. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2003

/s/ STEPHEN J. CARRIERE Stephen J. Carriere	Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 12, 2003

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	March 12, 2003

/s/ DAVID F. DIETZ David F. Dietz	Director	March 12, 2003

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 12, 2003

/s/ DANIEL J. MURPHY, III Daniel J. Murphy, III	Director	March 12, 2003

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 12, 2003

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	March 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Bloss, Sr., certify that:

1.	I have reviewed this annual report on Form 10-K of CIRCOR International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	Signature:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth W. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of CIRCOR International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	Signature:	/s/ KENNETH W. SMITH
Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

CIRCOR International, Inc.

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2002, 2001 and 2000. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ KPMG LLP

Boston, Massachusetts

February 4, 2003

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,382	$57,010
Marketable securities	4,064	–
Trade accounts receivable, less allowance for doubtful accounts of $2,041 and $2,637, respectively	56,130	58,855
Inventories	110,287	99,879
Prepaid expenses and other current assets	4,262	4,450
Deferred income taxes	5,884	5,998

Total Current Assets	219,009	226,192
PROPERTY, PLANT AND EQUIPMENT, NET	64,365	66,973
OTHER ASSETS:
Goodwill, net of accumulated amortization of $17,040	100,419	89,833
Other assets	6,941	3,123

TOTAL ASSETS	$390,734	$386,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,769	$27,593
Accrued expenses and other current liabilities	14,715	12,365
Accrued compensation and benefits	5,252	5,853
Income taxes payable	2,801	1,782
Notes payable and current portion of long-term debt	18,596	19,844

Total Current Liabilities	68,133	67,437
LONG-TERM DEBT, NET OF CURRENT PORTION	59,394	77,818
DEFERRED INCOME TAXES	3,934	2,576
OTHER NONCURRENT LIABILITIES	10,605	9,794
MINORITY INTEREST	5,009	6,056

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,107,850 and 14,861,890 issued and outstanding at December 31, 2002 and 2001, respectively	151	149
Additional paid-in capital	203,952	200,559
Retained earnings	39,200	25,878
Accumulated other comprehensive income (loss)	356	(4,146)

Total Shareholders’ Equity	243,659	222,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$390,734	$386,121

The accompanying Notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net revenues	$331,448	$343,083	$316,863
Cost of revenues	233,163	239,606	221,072

GROSS PROFIT	98,285	103,477	95,791

Selling, general and administrative expenses	67,166	66,919	63,718
Goodwill amortization expense	–	2,737	2,528
Special charges	745	204	1,909

OPERATING INCOME	30,374	33,617	27,636

Other (income) expense:
Interest income	(966)	(922)	(451)
Interest expense	7,687	8,024	9,727
Other, net	(686)	521	760

TOTAL OTHER EXPENSE	6,035	7,623	10,036

INCOME BEFORE INCOME TAXES	24,339	25,994	17,600
Provision for income taxes	8,762	10,398	7,040

NET INCOME	$15,577	$15,596	$10,560

Earnings per common share:
Basic	$1.04	$1.08	$0.80
Diluted	$1.00	$1.04	$0.78

Weighted average common shares outstanding:
Basic	15,028	14,477	13,238
Diluted	15,610	15,023	13,480

The accompanying Notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$15,577	$15,596	$10,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,343	9,977	10,141
Amortization	307	3,069	2,864
Deferred income taxes	3,064	289	1,315
(Gain) loss on disposal of property, plant and equipment	139	(22)	(312)
Loss on write-off of property, plant and equipment	325	–	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	6,740	1,291	1,681
Inventories	(4,251)	12,927	(4,147)
Prepaid expenses and other assets	(2,425)	3,532	1,357
Accounts payable, accrued expenses and other liabilities	(4,894)	(1,812)	8,241

Net cash provided by operating activities	24,925	44,847	31,700

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,418)	(4,950)	(3,743)
Proceeds from the disposal of property, plant and equipment	119	66	4,179
Business acquisitions, net of cash acquired	(19,964)	(9,617)	(4,105)
Purchase price adjustments on previous acquisitions	1,088	–	9,500
Other	(66)	–	(4)

Net cash provided by (used in) investing activities	(23,241)	(14,501)	5,827

FINANCING ACTIVITIES
Proceeds from long-term debt	3,934	17,952	36,172
Payments of long-term debt	(24,564)	(16,241)	(69,590)
Proceeds from the issuance of common stock, net of issuance costs	–	18,698	–
Dividends paid	(2,255)	(2,169)	(1,502)
Proceeds from the exercise of stock options	2,249	369	179
Conversion of restricted stock units	132	9	58

Net cash provided by (used in) financing activities	(20,504)	18,618	(34,683)

Effect of exchange rate changes on cash and cash equivalents	192	(146)	195

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,628)	48,818	3,039
Cash and cash equivalents at beginning of year	57,010	8,192	5,153

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,382	$57,010	$8,192

Supplemental Cash Flow Information:
Cash paid during the twelve months for:
Income taxes	$4,387	$7,460	$5,573
Interest	$7,240	$7,689	$9,727
Pension plan contributions	$5,717	$69	$918

The accompanying Notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 1999	13,237	$132	$180,887	$3,393	$(1,003)	$183,409

Net income				10,560		10,560
Cumulative translation adjustment					(1,584)	(1,584)

Comprehensive income						8,976

Common stock dividends declared				(1,502)		(1,502)
Stock options exercised	20	1	178			179
Conversion of restricted stock units	6	–	58			58
Net change in restricted stock units			61			61

BALANCE AT DECEMBER 31, 2000	13,263	133	181,184	12,451	(2,587)	191,181

Net income				15,596		15,596
Cumulative translation adjustment					(1,559)	(1,559)

Comprehensive income						14,037

Issuance of common stock	1,553	16	18,682			18,698
Common stock dividends declared				(2,169)		(2,169)
Stock options exercised	45	–	527			527
Conversion of restricted stock units	1	–	9			9
Net change in restricted stock units			157			157

BALANCE AT DECEMBER 31, 2001	14,862	149	200,559	25,878	(4,146)	222,440

Net income				15,577		15,577
Cumulative translation adjustment					5,481	5,481
Additional minimum pension liability (net of tax benefit of $608)					(996)	(996)
Unrealized net gain-marketable securities (net of tax of $10)					17	17

Comprehensive income						20,079

Common stock dividends declared				(2,255)		(2,255)
Stock options exercised	234	2	3,064			3,066
Conversion of restricted stock units	12	–	132			132
Net change in restricted stock units			197			197

BALANCE AT DECEMBER 31, 2002	15,108	$151	$203,952	$39,200	$356	$243,659

The accompanying Notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas exploration, production, distribution and refining; pipeline construction and maintenance; HVAC and power; aerospace, military and commercial aircraft; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enables us to address our customers’ unique fluid-control application needs. We have two major product groups: Instrumentation and Thermal Fluid Controls Products, and Petrochemical Products.

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major divisions: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendemen; Regeltechnik Kornwestheim GmbH; Société Alsacienne Regulaves Thermiques von Rohr, S.A.; Spence Engineering Company, Inc.; SSI Equipment, Inc.; Tomco Products, Inc.; and U.S. Para Plate Corporation.

The Petrochemical Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Petrochemical Products Group includes the following subsidiaries and major divisions: KF Contromatics Specialty Products; KF Industries, Inc.; Pibiviesse S.p.A.; Suzhou KF Valve Co., Ltd.; and KF Telford Engineered Products.

On October 18, 1999 (the “spin-off date”), we became a publicly owned company as a result of a tax-free distribution of our common stock (the “distribution” or “spin-off”) to the shareholders of our former parent, Watts Industries, Inc. (“Watts”).

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR International, Inc. and it’s wholly and majority owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include depreciation, amortization and impairment of long-lived assets, pension obligations, deferred income taxes, inventory valuations, sales returns, special charges, environmental liability, product liability, warranty accruals and allowance for doubtful accounts. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Revenue Recognition and Allowance for Sales Returns

Revenue is recognized when products are shipped and title has passed to the customer provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Allowances for sales returns are recorded as a reduction of revenues based upon historical experience, return policies and contractual

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product return rights granted to customers. Adjustments to the allowance account are made as new information becomes available. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable and the amount of bad debts that may be incurred in the future. We analyze specific customer accounts, historical experience, customer concentrations and relationships, credit ratings, and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less.

Marketable Securities

Marketable securities consist of various forms of mutual funds and equity securities, all of which are currently designated as available for sale. As such, the carrying values of our marketable securities are marked to market and unrealized gains and losses at the balance sheet date are recognized net of tax in other comprehensive income.

Inventories

Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the operating unit level and evaluated periodically. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 50 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As a result of adopting Statement No. 142, we no longer amortize goodwill and indefinite-lived intangible assets; rather they are written-down, as needed, based upon impairment. During the first half of 2002, we completed our transitional impairment review, as required by Statement No. 142, and determined that there was no impairment. Additionally, we perform an impairment test on an annual basis or more frequently if circumstances warrant. Intangible assets that have definite useful lives continue to be amortized over their useful lives.

Impairment of Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and intangibles with definite lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value.

Research and Development

Research and development expenditures are expensed when incurred and are included in the operating income in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2002, 2001 and 2000, were $2.8 million, $2.6 million and $2.8 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we anticipate that we may not realize some or all of a deferred tax asset.

Environmental Compliance and Remediation

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and, or, remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation. The costs are not discounted and exclude the effects of inflation. If the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued.

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the period, and revenues and costs are translated using weighted average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding and assumes the conversion of all dilutive securities.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2002			2001
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$15,577	15,028	$1.04	$15,596	14,477	$1.08
Dilutive securities, principally common stock options	–	582.04		–	546.04

Diluted EPS	$15,577	15,610	$1.00	$15,596	15,023	$1.04

Options to purchase 255,500 and 260,500 shares of our common stock, at an exercise price of $16.32 in both years, were not included in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, respectively, because the exercise price was more than the average market price of the common shares for the twelve-month period.

Stock Based Compensation

We measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based employee compensation (In thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income	$15,577	$15,596	$10,560
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	639	397	299

Pro forma net income as if the fair value based method had been applied to all awards	$14,938	$15,199	$10,261

Earnings per common share (as reported):
Basic	$1.04	$1.08	$0.80
Diluted	$1.00	$1.04	$0.78
Pro forma earnings per common share:
Basic	$0.99	$1.05	$0.78
Diluted	$0.96	$1.01	$0.76

Derivative Financial Instruments

We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are recognized when the contracts expire, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as incurred as a component of other non-operating income or expense.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

We adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement No. 144”) on January 1, 2002. Statement No. 144 refines existing impairment accounting guidance for long-lived assets and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. Statement No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of Statement No. 144 had no impact on our consolidated results of operations or financial position.

In April 2002, FASB Statement No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“Statement No. 145”), was issued effective for fiscal years beginning May 15, 2002 or later. Statement No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from the Extinguishment of Debt,” Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Statement No. 145 also amends Statement No. 13, “Accounting For Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain transactions that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. We adopted the provisions of Statement No. 145 effective April 1, 2002, and the adoption had no impact on our consolidated results of operations or financial position.

In July 2002, FASB Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” (“Statement No. 146”), was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting Statement No. 146 will have a material impact on our reported consolidated of operation or financial position.

In December 2002, FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123,” (“Statement No. 148”), was issued. Statement No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of Statement No. 148 in these consolidated financial statements. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation of employees using the fair value method prescribed in APB No.25.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We have adopted the annual disclosure provisions of FIN No. 45 in these consolidated financial statements. We will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. We do offer warranties, but the returns under warranty have been immaterial. The adoption of FIN No. 45 is not expected to have a material effect on the consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

(3)    Business Acquisitions

On July 22, 1998, Watts Investment Company, a subsidiary of Watts, acquired Hoke, Inc. (“Hoke”), a multinational manufacturer of industrial valves and fittings, for approximately $85.0 million, consisting of cash and the assumption of debt. On October 18, 1999, the spin-off date, the ownership of Hoke was transferred to CIRCOR. Additionally, Watts Investment Company assigned to us all of its rights under the Stock Purchase Agreement governing the Hoke acquisition (the “Stock Purchase Agreement”). As a result, we became the claimant in two separate arbitration proceedings against the former Hoke stockholders. In early 1999, pursuant to the terms of the Stock Purchase Agreement, arbitration proceedings began between the former Hoke stockholders and us to determine the net worth of the Hoke closing balance sheet. In May 2000, the arbitrator awarded us a purchase price adjustment in the amount of $6.2 million. Because the Stock Purchase Agreement provided for a deferred purchase price payment by us of $3.5 million, the net effect of the arbitrator’s award resulted in a net payment to us of $1.5 million net of associated professional fees. The former Hoke stockholders paid all amounts owed to us as a result of this award. In a second claim made on December 11, 1998, we asserted that the former Hoke stockholders, either intentionally or unintentionally, made misrepresentations in the Stock Purchase Agreement regarding Hoke’s financial statements and that those misrepresentations caused Hoke’s earnings for 1997 to be inflated, thereby causing us harm. This claim was the subject of a separate proceeding with a different arbitrator than was used in the closing date balance sheet dispute. During November 2000, the former Hoke stockholders agreed to settle this claim and paid us $8.0 million net of professional fees. During September 2002, we reduced recorded goodwill by $0.6 million as a result of the recovery of a portion of our purchase price paid for the acquisition of Hoke. This recovery of purchase price was in accordance with an arbitration agreement with the former shareholders of Hoke, who awarded us the rights to the recovery of certain previously paid income taxes.

On November 29, 2000, we acquired the Rockwood Swendeman product line, a line of cryogenic safety relief valves that was manufactured and distributed in Scarborough, Maine. The cost of this acquisition was $4.0 million and was paid in cash. The excess of the purchase price over the fair value of the net identifiable assets of $3.4 million acquired has been recorded as goodwill. The purchase agreement also provides for additional payments over the next five years contingent on future sales. The additional payments, if any, will be accounted for as additional goodwill. As of December 31, 2002, no additional payments have been made.

On June 25, 2001, we acquired a 75% interest in Regeltechnik Kornwestheim GmbH and affiliates (“RTK”), a German closed corporation. The aggregate purchase price paid for RTK was $10.6 million, net of cash acquired and included the assumption of $4.2 in long-term debt. RTK manufactures and sells control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. On February 5, 2002, the minority interest shareholder of RTK exercised the put option granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, during March 2002 we paid cash of approximately $2.5 million for the purchase of this 25% interest in RTK, resulting in $1.3 million of additional goodwill. The aggregate purchase price for RTK acquisition was $13.0 million, consisting of $8.8 million of cash, net of acquired cash, and the assumption of $4.2 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $5.2 million acquired has been recorded as goodwill.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for this business have previously been included in our consolidated financial statements from the date our initial 75% ownership share was acquired in June 2001.

On June 29, 2001, we acquired 100% interest in Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”), a French limited liability company. SART manufactures and sells control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. We paid $2.8 million in cash; net of $0.1 million in cash acquired, and assumed $0.3 million of long-term debt for an aggregate purchase price of $3.1 million. The purchase agreement also provides for additional payments over the next five years contingent on future sales. The excess of the purchase price over the fair value of the net identifiable assets of $0.7 million acquired has been recorded as goodwill. The results of operations of SART have been included in our consolidated financial statements since the date of acquisition.

During June 2002, we received $0.5 million in cash representing a purchase price adjustment relating to the resolution of indemnification claims that were previously made against the former owners of Leslie Controls, Inc. The refunded cash purchase price was accounted for as a reduction of recorded goodwill.

In October 2002, we purchased Tomco and U.S. Para Plate for $17.6 million in cash. We assumed $0.7 million in long-term debt, received $2.5 million in cash, and $4.0 million in marketable securities at fair market value. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers subject to any such claims by us as are allowed in accordance with the purchase agreements. Any funds remaining in the escrow account at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase price. Tomco, located in Painesville, Ohio, manufactures a full line of quick connect and disconnect couplers for general purpose industrial applications and for use in more sophisticated instrumentation markets. U.S. Para Plate, located in Auburn, California, develops and produces high-pressure valves and regulators for industrial, aerospace and military applications. The combined annual revenues for both Tomco and U.S. Para Plate are approximately $13.0 million. We financed both of these acquisitions through our available cash flow. The excess of the purchase price over the fair value of the net identifiable assets of $9.5 million has been recorded as goodwill and is expected to be deductible for tax purposes.

All acquisitions were accounted for as purchase business combinations.

The following table reflects unaudited pro forma consolidated results on the basis that Tomco, U.S. Para Plate, RTK and SART acquisitions took place and were recorded at the beginning of the fiscal year for each of the respective periods presented (In thousands):

	Year Ended December 31,
	2002	2001	2000
Net revenue	$343,420	$364,180	$348,186
Net income	16,561	16,735	11,378
Earnings per share: basic	1.10	1.16	.86
diluted	1.06	1.11	.84

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each fiscal period, or of future operations of the consolidated companies under our ownership and management.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2002, 2001 and 2000 (In thousands):

	Year Ended December 31,
	2002	2001	2000
Reconciliation of net cash paid:
Fair value of assets acquired	$24,960	$19,542	$4,350
Purchase price adjustment	(1,088)	–	(9,500)
Less: liabilities assumed	2,377	9,140	245

Cash paid (received)	21,495	10,402	(5,395)
Less: cash acquired	2,619	785	–

Net cash paid (received) for acquired businesses	$18,876	$9,617	$(5,395)

Determination of goodwill:
Cash paid (received), net of cash acquired	$18,876	$9,617	$(5,395)
Liabilities assumed	2,377	9,140	245
Less: fair value of tangible assets acquired, net of cash acquired	11,780	13,764	832

Goodwill	$9,473	$4,993	$(5,982)

(4)    Marketable Securities

All marketable securities are designated as available for sale. No marketable securities were held in 2000 or 2001. A schedule of marketable securities at December 31, 2002 follows (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mutual funds	$3,150	$27	$–	$3,177
Equity mutual funds	254	–	5	249
Equity securities	633	8	3	638

	$4,037	$35	$8	$4,064

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2002	2001
Raw materials	$44,065	$42,829
Work in process	26,480	26,111
Finished goods	39,742	30,939

	$110,287	$99,879

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2002	2001
Land	$6,433	$4,662
Buildings and improvements	33,406	25,063
Machinery and equipment	118,234	119,425
Construction in progress	925	311

	158,998	149,461
Accumulated depreciation	(94,633)	(82,488)

	$64,365	$66,973

(7)    Goodwill and Other Intangible Assets

In accordance with Statement No. 142, we completed a transitional goodwill impairment evaluation by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed. We completed our annual goodwill impairment valuation as of November 1, 2002 during the fourth quarter of 2002, and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed for the annual evaluation as well.

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2002 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2001	$77,905	$11,928	$89,833
Business acquisitions (see note 3)	10,561	–	10,561
Purchase price adjustment of previous acquisitions (see note 3)	(1,088)	–	(1,088)
Currency translation adjustments	1,094	19	1,113

Goodwill as of December 31, 2002	$88,472	$11,947	$100,419

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. The following table reflects the results of operations had Statement No. 142 been adopted and applied to all prior periods (In thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income	$15,577	$15,596	$10,560
Goodwill amortization expense	–	2,737	2,528

Adjusted net income	$15,577	$18,333	$13,088

Basic earnings per Share:
Net income	$1.04	$1.08	$0.80
Goodwill amortization expense	–	0.19	0.19

Adjusted earnings per share	$1.04	$1.27	$0.99

Diluted earnings per share:
Net income	$1.00	$1.04	$0.78
Goodwill amortization expense	–	0.18	0.19

Adjusted earnings per share	$1.00	$1.22	$0.97

The table below presents gross intangible assets and the related accumulated amortization as of December 31, 2002 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$2,935	$(2,591)
Trademarks and trade names	1,613	(1,051)
Land use rights	1,180	(243)
Other	149	(149)

Total	$5,877	$(4,034)

Net carrying value of intangible assets	$1,843

The table below presents estimated amortization expense for intangible assets recorded as of January 1, 2002 (In thousands):

	2003	2004	2005	2006	2007	After 2007
Estimated amortization expense	$292	$152	$139	$128	$60	$1,072

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2002	2001
Deferred income tax liabilities:
Excess tax over book depreciation	$7,320	$7,034
Inventory	4,483	2,978
Other	–	580

Total deferred income tax liabilities	11,803	10,592

Deferred income tax assets:
Accrued expenses	6,104	6,026
Net operating loss and credit carryforward	1,741	1,681
Cost basis differences in intangible assets	1,290	1,649
Other	5,330	5,214

Total deferred income tax assets	14,465	14,570
Valuation allowance	712	556

Deferred income tax asset, net of valuation allowance	13,753	14,014

Deferred income tax asset, net	$1,950	$3,422

The above components of deferred income taxes are classified in the respective consolidated balance sheet as follows:
Net current deferred income tax assets	$5,884	$5,998
Net noncurrent deferred income tax liabilities	(3,934)	(2,576)

Deferred income tax asset, net	$1,950	$3,422

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$15,516	$18,699	$13,790
Foreign	8,823	7,295	3,810

	$24,339	$25,994	$17,600

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes (benefit) consists of the following (In thousands):

	Year Ended December 31,
	2002	2001	2000
Current tax expense:
Federal	$1,714	$7,030	$3,759
Foreign	3,604	2,380	1,354
State	380	699	612

	5,698	10,109	5,725

Deferred tax expense (benefit):
Federal	3,334	9	73
Foreign	(572)	180	954
State	302	100	288

	3,064	289	1,315

	$8,762	$10,398	$7,040

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2002	2001	2000
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	2.0	3.3
Goodwill amortization	0.0	2.9	4.4
Foreign tax rate differential	0.6	–	1.5
Extraterritorial income exclusion (formerly FSC)	(2.2)	(2.0)	(5.0)
Other, net	0.8	2.1	0.8

Effective Tax Rate	36.0%	40.0%	40.0%

At December 31, 2002, we had a foreign net operating loss of $877,000 and foreign tax credits of $760,000. The Company also had state net operating losses of $5.3 million and state tax credits of $400,000. At December 31, 2001, the Company had foreign tax credits of $1.1 million, federal net operating loss of $155,000, state net operating losses of $3.9 million, and state tax credits of $341,000. The foreign net operating losses can be carried forward indefinitely. Foreign tax credits if not utilized will expire in 2005. The state net operating losses and state tax credits if not utilized will expire in 2014 through 2022. The Company had a valuation allowance of $712,000 and $556,000 as of December 31, 2002 and December 31, 2001, respectively, against the state net operating losses and state tax credits. Management believes that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

Undistributed earnings of our foreign subsidiaries amounted to $12.5 million at December 31, 2002 and $8.0 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $0.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2002	2001
Commissions and sales incentives payable	$4,900	$3,582
Insurance	2,627	2,121
Interest	1,210	1,513
Other	5,978	5,149

	$14,715	$12,365

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2002	2001
Senior unsecured notes, maturing October 19, 2002-2006, at a fixed interest rate of 8.23%	$60,000	$75,000
Industrial revenue bonds, maturing in December 2006 and August 2019, at variable interest rates of 1.45% and 1.64% at December 31, 2002, and 1.45% and 1.60% at December 31, 2001	12,260	12,265
Capital lease obligations	3	–
Other borrowings, at varying interest rates ranging from 1.65% to 8.5% in 2002 and 2.15% to 8.5% in 2001	5,727	10,397

Total long-term debt	77,990	97,662
Less: current portion	18,596	19,844

Total long-term debt, less current portion	$59,394	$77,818

On October 18, 1999, we entered into a $75.0 million unsecured revolving credit facility agreement maturing in October 2003. On December 4, 2002, we refinanced this credit line by entering into an amendment to the original credit agreement that extends the term of the facility to December 2006. The credit agreement provides us with an option to increase the line to $100 million. In accordance with the credit facility agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the federal funds rate plus ½ of 1% or the lenders prime rate. We are also required to pay an unused facility fee that can range from 0.15 to 0.35% per annum and a utilization fee of 0.125% per annum if our borrowings exceed 50% of the credit facility limit.

At December 31, 2002, we had $75.0 million available from the unsecured revolving credit facility to support our acquisition program, working capital requirements, and for general corporate purposes.

On October 19, 1999, we also issued $75.0 million of unsecured notes that matures through annual principal payments from October 2002–2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by, and advances from, Watts and the outstanding balance under a then existing term loan agreement. Beginning on October 19, 2002, we commenced making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2002 and 2001.

At December 31, 2002, minimum principal payments required during each of the next five years are as follows (In thousands):

Year ending December 31,
2003	$18,596
2004	16,153
2005	15,265
2006	22,765
2007	49
Thereafter	5,162

$77,990

(11)    Stock-Based Compensation

The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) adopted by our Board of Directors permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 2,000,000 new shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 7 years and expire 10 years after the grant date.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense ratably over the vesting period.

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of the options were not affected by the replacement. Based on their original Watts grant date, CIRCOR replacement options vest during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and stock appreciation rights (“SARS”) held by our employees were converted into comparable restricted stock units and SARS based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARS will be payable in cash. At December 31, 2002, there were 236,389 restricted stock units and 50,441 SARS outstanding. Compensation expense related to restricted stock units and SARS for the years ended December 31, 2002, 2001 and 2000 was $0.3 million, $0.4 million and $0.1 million, respectively.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2002	2001	2000
Risk-free interest rate	4.1%	5.4%	5.8%
Expected life (years)	7	7	5
Expected stock volatility	45.5%	55.7%	46.3%
Expected dividend yield	0.9%	0.9%	1.8%

A summary of the status of all options granted to employees and non-employee directors at December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the table below (Options in thousands):

	December 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,417	$11.14	1,232	$9.85	1,025	$10.43
Granted	339	13.90	279	16.10	406	8.60
Exercised	(234)	9.58	(45)	8.11	(20)	8.78
Canceled	(24)	9.95	(49)	10.59	(179)	10.48

Options outstanding at end of period	1,498	$12.00	1,417	$11.14	1,232	$9.85

Options exercisable at end of period	644	$10.75	631	$10.49	464	$10.62
Weighted average fair value of options granted		$6.69		$9.17		$3.61

The following table summarizes information about stock options outstanding at December 31, 2002 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.50 – $ 8.37	301	7.0	$7.63	148	$7.76
9.43 – 10.50	307	6.7	10.02	206	9.95
11.00 – 12.98	248	3.3	12.40	244	12.42
13.00 – 16.32	642	9.2	14.84	46	15.17

$ 7.50 – $16.32	1,498	7.3	$12.00	644	$10.75

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income as of December 31, 2002 consists of the following (In thousands):

	December 31, 2002
	Gross Item	Tax Effect	Net of Tax
Cumulative translation adjustment	$1,335	$–	$1,335
Additional minimum pension liability	(1,604)	608	(996)
Unrealized net gains-marketable securities	27	(10)	17

Total accumulated comprehensive income (loss)	$(242)	$598	$356

Accumulated other comprehensive income at December 31, 2001 consisted of the accumulated translation adjustment of $4.1 million.

(13)    Employee Benefit Plans

We sponsor several defined benefit pension plans covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees’ compensation. Our funding policy for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2002	2001	2000
Service cost-benefits earned	$1,396	$1,210	$1,071
Interest cost on benefits obligation	811	733	643
Estimated return on assets	(680)	(815)	(793)

Net periodic cost of defined benefits plans	1,527	1,128	921
Cost of 401(k) plan contributions	335	368	345

Net benefit plans expense	$1,862	$1,496	$1,266

The weighted average assumptions used in determining the obligations of pension benefit plans are shown below:

	Year Ended December 31,
	2002	2001	2000
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	5.00%

A 25 basis point increase or decrease in the expected return of plan assets would increase or decrease the pension expense by approximately $25,000. We have assumed an 8.75% expected rate of return of plan assets for 2003. A 25 basis point increase or decrease in the assumed discount rate assumption would increase or decrease our interest expense by approximately $100,000.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows (In thousands):

	December 31,
	2002	2001
Change in projected benefit obligation
Balance at beginning of year	$11,316	$9,187
Service cost	1,396	1,210
Interest cost	811	733
Actuarial (gain) loss	1,491	(272)
Benefits paid	(157)	(120)
Administrative expenses	(209)	(173)
Liabilities acquired	2,673	–
Amendments	–	751

Balance at end of year	$17,321	$11,316

Change in fair value of plan assets
Balance at beginning of year	$6,691	$8,623
Actual return on assets	(1,108)	(1,708)
Benefits paid	(157)	(120)
Administrative expenses	(209)	(173)
Assets acquired	1,562	–
Employer contributions	5,717	69

Fair value of plan assets at end of year	$12,496	$6,691

Funded status
Plan assets less than projected benefit obligation	$(3,715)	$(4,625)
Unrecognized transition asset	(72)	(136)
Unrecognized prior service cost	857	955
Unrecognized acquired prior service cost	1,111	–
Unrecognized actuarial loss	4,566	1,253

Net prepaid (accrued) benefit cost	$2,747	$(2,553)

During the year ended December 31, 2002, a $2.3 million adjustment was made to record the minimum pension liability required to the extent the accumulated benefit obligations exceeded plan assets as of September 30, 2002, the plan measurement date. In conjunction with the adjustment to the liability account, a $0.7 million intangible asset was recorded up to the amount of unrecognized prior service cost for those plans. A $1.0 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

(14)    Contingencies, Guarantees and Environmental Remediation

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and $75.0 million under an excess umbrella liability insurance policy. We also maintain a separate product liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie, Spence, and Hoke, all subsidiaries of CIRCOR, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 14,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, CIRCOR also has been named as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Maryland, Michigan, Mississippi, New Jersey and New York, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to the complaints filed in California on behalf of eleven claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants. And, with respect to approximately 1,384 claimants in Mississippi, each such claimant seeks approximately $5.0 million compensatory damages and $50.0 million punitive damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs is concluding its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the Customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

Guarantees

We execute stand-by letters of credit, bid bonds, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $6.1 million at December 31, 2002. These instruments have expiration dates ranging from less than one month to

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eight years from December 31, 2002. Sixty-four percent (64%) of the $6.1 million of the instruments expire within one year from December 31, 2002, with a total of eighty-seven percent (87%) expiring within two years. Our historical experience with these types of guarantees has been good. No claims have been paid in any of the fiscal years presented. We believe that the likelihood of demand for payments relating to the outstanding instruments is minimal.

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter, we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

(15)    Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Marketable securities are marked to market at the balance sheet date. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is $63.1 million as of December 31, 2002. The fair value of the Company’s variable rate debt approximates its carrying value.

As of January 1, 2001, we adopted FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities,” (“Statement No. 133”), as amended by Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the year ended December 31, 2002. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. Net unrealized gains attributable to foreign currency forward contracts were $0.1 million at December 31, 2002, and less than $0.1 million at December 31, 2001. As of December 31, 2002, we had forward contracts to buy currencies with face values of $1.0 million and fair values of $1.1 million. These contracts mature on various dates between January and March 2003.

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $4.0 million during the year ended December 31, 2002, $3.4 million during the year ended December 31, 2001, and $3.2 million during the year ended December 31, 2000. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2002 were (In thousands):

Year ending December 31,
2003	$3,249
2004	2,847
2005	2,437
2006	2,308
2007	2,066
Thereafter	3,190

$16,097

(16)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate Adjustments	Consolidated Total
Year Ended December 31, 2002
Net trade revenues	$190,524	$140,924	$–	$331,448
Operating income (loss)	28,614	9,480	(7,720)	30,374
Income (loss) before income taxes	28,934	9,769	(14,364)	24,339
Identifiable assets	390,067	165,291	(164,624)	390,734
Capital expenditures	2,134	2,097	187	4,418
Depreciation and amortization	6,057	4,246	347	10,650

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate Adjustments	Consolidated Total
Year Ended December 31, 2001
Net trade revenues	$193,297	$149,786	$–	$343,083
Operating income (loss)	32,158	9,194	(7,735)	33,617
Income (loss) before income taxes	31,296	8,922	(14,224)	25,994
Identifiable assets	268,315	157,672	(39,866)	386,121
Capital expenditures	2,934	1,959	57	4,950
Depreciation and amortization	8,067	4,652	327	13,046
Year Ended December 31, 2000
Net trade revenues	$183,524	$133,339	$–	$316,863
Operating income (loss)	31,211	3,137	(6,712)	27,636
Income (loss) before income taxes	30,209	5,618	(18,227)	17,600
Identifiable assets	245,100	144,405	(42,443)	347,062
Capital expenditures	2,063	1,499	181	3,743
Depreciation and amortization	7,981	4,764	260	13,005

Each reporting segment is individually managed and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to note 1 for further discussion of the products included in each segment.

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

All intercompany transactions have been eliminated, and inter-segment revenues are not significant.

(a) Net revenues by geographic area (In thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$182,058	$226,069	$220,568
Canada	25,857	32,500	18,020
Germany	17,220	11,706	1,820
France	10,649	9,397	7,495
Netherlands	11,928	5,726	3,566
Other	83,736	57,685	65,394

Total revenues	$331,448	$343,083	$316,863

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Long-lived assets by geographic area (In thousands):

	December 31,
	2002	2001	2000
United States	$48,852	$50,001	$55,040
Germany	7,087	6,218	49
France	1,125	1,039	–
Italy	2,965	2,651	3,107
Canada	2,165	2,382	2,262
Other	2,171	4,682	4,336

Total long-lived assets	$64,365	$66,973	$64,794

In March 2002, we transferred SSI from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change better reflects the products and markets that SSI serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different with this reclassification. During October 2002, we acquired Tomco and U.S. Para Plate. On a combined basis, the long-lived assets of these two operations totaled $2.1 million at December 31, 2002.

(17)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002
Net revenues	$79,462	$82,541	$83,092	$86,353
Gross profit	24,542	24,623	24,040	25,080
Net income	3,685	3,839	3,770	4,283
Earnings per common share:
Basic	$0.25	$0.26	$0.25	$0.28
Diluted	0.24	0.24	0.24	0.28
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$22.38	$22.25	$18.05	$16.58
Low	16.95	16.85	13.25	11.75
Year ended December 31, 2001
Net revenues	$87,946	$83,390	$84,287	$87,460
Gross profit	26,071	26,150	25,152	26,104
Net income	3,723	3,829	3,502	4,542
Earnings per common share:
Basic	$0.28	$0.26	$0.24	$0.31
Diluted	0.27	0.25	0.23	0.29
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$15.20	$24.10	$19.40	$19.69
Low	10.00	13.10	13.65	15.05

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2000
Net revenues	$82,305	$80,269	$75,988	$78,301
Gross profit	26,219	23,640	23,008	22,924
Net income	3,186	2,426	2,287	2,661
Earnings per common share:
Basic	$0.24	$0.18	$0.17	$0.20
Diluted	0.24	0.18	0.17	0.20
Dividends per common share	$–	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$15.25	$13.88	$10.50	$11.88
Low	9.94	7.50	7.00	9.25

(18)    Special Charges

During the years ended December 31, 2002, 2001 and 2000, we incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/Exit Costs	Total
Balance as of December 31, 1999	$–	$–	$–
Charges	1,066	843	1,909
Less: cash payments	1,066	843	1,909

Balance as of December 31, 2000	–	–	–
Charges	79	125	204
Less: cash payments	33	57	90

Balance as of December 31, 2001	46	68	114
Charges	206	539	745
Less: cash payments	186	589	775

Balance as of December 31, 2002	$66	$18	$84

Costs incurred during 2002 and 2001 were related to the Petrochemical Products segment. Costs in 2000 were related to actions taken in both the Instrumentation and Thermal Fluid Controls Products and Petrochemical Products segments of $1.6 million and $0.3 million, respectively. A write-down of fixed assets of $0.3 million is included in the facility and exit special charges incurred for the year ended December 31, 2002. As a result of these actions taken there were 16 employee positions terminated during 2002, 36 during 2001 and 88 during 2000. Special charges have been recognized as incurred. The remaining costs at December 31, 2002 are expected to be paid within the first half of 2003.

(19)    Capital Structure

We have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% or more of our shares of common stock, unless the rights are redeemed. These rights allow shareholders of our common stock to purchase a unit consisting of one ten thousandth of a share of our series A junior participating cumulative preferred stock, par value $0.01 per share, at a cash exercise price per unit of $48.00, subject to adjustments.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Relationship with our Former Parent

At the spin-off date of October 18, 1999, all of our common shares were distributed on a pro rata basis to the record date holders of Watts common shares at a ratio of one share for each two outstanding Watts shares. After the spin-off, Watts had no ownership in us, however, certain of our shares were held by the Watts pension trust on behalf of Watts’ employees. We entered into separation and other related agreements (the “Distribution Agreement”), outlined below, governing the spin-off transaction and our subsequent relationship with Watts. Such agreements provided certain indemnities to the parties, and provided for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

Until the spin-off, we were a member of Watts’ consolidated group for federal income tax purposes. Each member of the consolidated group is liable for the federal income tax liability of the other members of the group, as well as for pension and benefit funding liabilities of the other group members. Under federal law we continue to be contingently liable for these Watts consolidated group liabilities for periods beginning before the spin-off.

We entered into a distribution agreement with Watts that allocates tax, pension and benefit funding liabilities between Watts and us. Under this agreement, Watts maintains full control and absolute discretion with regard to any combined or consolidated United States federal and state tax filings for periods through the spin-off date. Watts also maintains full control and absolute discretion regarding common tax audit issues of such entities. These arrangements may result in conflicts of interest with Watts. In addition, if Watts is ultimately unable to satisfy its liabilities, we could be responsible for satisfying them, despite the distribution agreement.

At the time of the spin-off, Watts received a ruling from the IRS to the effect that, for United States federal income tax purposes, the spin-off would be tax-free to Watts and its shareholders. If the undertakings made to the IRS regarding the spin-off were not complied with or if representations made to the IRS regarding the spin-off were inaccurate, we could lose the benefit of the IRS tax ruling and the IRS could assert that the spin-off was a taxable distribution. In that case, under United States federal income tax law, we would be jointly and severally liable with Watts for a material amount of federal income tax. In our distribution agreement with Watts, we agreed that we would be wholly responsible for that tax if it results from our act or omission, and Watts will be wholly responsible for that tax if it results from Watts’ act or omission. Under federal income tax law, however, we would be required to pay that tax if Watts was unable to, regardless of the distribution agreement.

Prior and subsequent to the spin-off transaction, we conducted business with various other subsidiaries of Watts, under various contracts and agreements. The table below summarizes transactions with these related parties for the years ended December 31, 2002, 2001 and 2000 (In thousands):

	Year Ended December 31,
	2002	2001	2000
Purchases of inventory	$2,322	$3,234	$4,277
Sale of goods	393	521	835

CIRCOR INTERNATIONAL, INC.

SCHEDULE I—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions			Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
	(In thousands)
Fiscal Year ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$2,637	$17	$4	(2)	$617	$2,041
Fiscal Year ended December 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$2,831	$754	$230	(3)	$1,178	$2,637
Fiscal Year ended December 31, 2000
Deducted from asset account:
Allowance for doubtful accounts	$2,683	$77	–		$(71)	$2,831

(1)	Uncollectable accounts written off, net of recoveries.
(2)	Acquired in connection with the acquisition of Tomco and U.S. Para Plate.
(3)	Includes $223 acquired in connection with the acquisition of RTK and SART.