Form 10-Q
period 2003-03-31
CIRCOR INTERNATIONAL INC
filed 2003-05-13
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

Suite 290

35 Corporate Drive, Burlington, MA 01803-4244

Telephone: (781) 270-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒

No ☐

As of April 30, 2003, there were 15,155,286 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,419	$38,382
Marketable securities	4,072	4,064
Trade accounts receivable, less allowance for doubtful accounts of $2,016 and $2,041, respectively	55,396	56,130
Inventories	106,070	110,287
Prepaid expenses and other current assets	6,165	4,262
Deferred income taxes	5,927	5,884

Total Current Assets	229,049	219,009
PROPERTY, PLANT AND EQUIPMENT, NET	63,282	64,365
OTHER ASSETS:
Goodwill	100,834	100,419
Other assets	6,604	6,941

TOTAL ASSETS	$399,769	$390,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,143	$26,769
Accrued expenses and other current liabilities	15,756	14,715
Accrued compensation and benefits	5,151	5,252
Income taxes payable	4,049	2,801
Notes payable and current portion of long-term debt	16,357	18,596

Total Current Liabilities	70,456	68,133
LONG-TERM DEBT, NET OF CURRENT PORTION	59,343	59,394
DEFERRED INCOME TAXES	4,019	3,934
OTHER NONCURRENT LIABILITIES	11,661	10,605
MINORITY INTEREST	4,409	5,009
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,148,950 and 15,107,850 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	151	151
Additional paid-in capital	204,469	203,952
Retained earnings	42,473	39,200
Accumulated other comprehensive income	2,788	356

Total Shareholders’ Equity	249,881	243,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,769	$390,734

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenues	$87,163	$79,462
Cost of revenues	62,341	54,920

GROSS PROFIT	24,822	24,542
Selling, general and administrative expenses	17,638	16,489
Special charges	—	453

OPERATING INCOME	7,184	7,600

Other (income) expense:
Interest income	(102)	(233)
Interest expense	1,563	1,974
Other (income) expense, net	(275)	102

Total other expense	1,186	1,843

INCOME BEFORE INCOME TAXES	5,998	5,757
Provision for income taxes	2,159	2,072

NET INCOME	$3,839	$3,685

Earnings per common share:
Basic	$0.25	$0.25
Diluted	$0.25	$0.24
Weighted average number of common shares outstanding:
Basic	15,116	14,873
Diluted	15,533	15,541
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$3,839	$3,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,470	2,745
Amortization	74	79
Compensation expense of stock based plans	60	132
Loss on write-off of property, plant and equipment	—	260
Deferred income taxes (benefit)	(3)	115
(Gain) loss on disposal of property, plant and equipment	(1)	28
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	1,388	2,860
Inventories	5,314	(1,692)
Prepaid expenses and other assets	(1,584)	(1,753)
Accounts payable, accrued expenses and other liabilities	4,338	2,052

Net cash provided by operating activities	15,895	8,511

INVESTING ACTIVITIES
Additions to property, plant and equipment	(795)	(863)
Proceeds from the disposal of property, plant and equipment	1	8
Business acquisitions, net of cash acquired	—	(2,389)
Other	(8)	(20)

Net cash used in investing activities	(802)	(3,264)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	144	—
Payments of long-term debt	(2,556)	(2,544)
Dividends paid	(566)	(557)
Proceeds from the exercise of stock options	413	1,035
Conversion of restricted stock units	—	3

Net cash used in financing activities	(2,565)	(2,063)

Effect of exchange rate changes on cash and cash equivalents	509	(30)

INCREASE IN CASH AND CASH EQUIVALENTS	13,037	3,154
Cash and cash equivalents at beginning of year	38,382	57,010

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,419	$60,164

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$459	$993
Interest expense	$284	$398

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CIRCOR International, Inc. for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2002 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2002 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2002.

(2) Accounting Policies

Stock Based Compensation

We measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation,” to stock based employee compensation (In thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income	$3,839	$3,685
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	206	148

Pro forma net income as if the fair value based method had been applied to all awards	$3,633	$3,537

Earnings per common share (as reported):
Basic	$0.25	$0.25
Diluted	$0.25	$0.24
Pro forma earnings per common share:
Basic	$0.24	$0.24
Diluted	$0.23	$0.23

New Accounting Standards

In July 2002, FASB Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” (“Statement No. 146”) was issued. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We have adopted Statement No. 146 as of January 1, 2003 and have concluded that the adoption of Statement No. 146 did not have a material impact on our reported consolidated results of operations or financial position.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November, 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the annual disclosure provisions as of December 31, 2002. We do offer warranties, however, the returns and repair costs incurred under warranty have been immaterial. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 has not, and is not expected to have a material effect on our consolidated financial statements.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(3) Marketable Securities

All marketable securities are designated as available for sale. A schedule of marketable securities at March 31, 2003 follows (In thousands):

	Adjusted Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government agency mutual funds	$3,188	$20	$—	$3,208
Equity mutual funds	255	—	8	247
Equity securities	610	25	18	617

	$4,053	$45	$26	$4,072

(4) Inventories

Inventories consist of the following (In thousands):

	March 31, 2003	December 31, 2002
Raw materials	$40,862	$44,065
Work in process	27,525	26,480
Finished goods	37,683	39,742

	$106,070	$110,287

(5) Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“Statement No. 142”), goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. During 2002, we completed goodwill impairment evaluations by comparing the fair value of our reporting units as of January 1, 2002 and November 1, 2002 to their carrying values and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed.

The following table shows goodwill, by segment, as of March 31, 2003 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2002	$88,472	$11,947	$100,419
Purchase price adjustment of previous acquisitions	(83)	—	(83)
Currency translation adjustments	311	187	498

Goodwill as of March 31, 2003	$88,700	$12,134	$100,834

The table below presents gross intangible assets and the related accumulated amortization as of March 31, 2003 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$2,935	$(2,614)
Trademarks and trade names	1,613	(1,093)
Land use rights	1,180	(252)
Other	149	(149)

Total	$5,877	$(4,108)

Net carrying value of intangible assets	$1,769

The table below presents estimated amortization expense for intangible assets recorded as of March 31, 2003 (In thousands):

	2003	2004	2005	2006	2007	After 2007
Estimated amortization expense	$292	$152	$139	$128	$60	$1,072

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate Adjustments	Consolidated Total
Three Months Ended March 31, 2003
Net revenues	$49,119	$38,044	$—	$87,163
Operating income (loss)	5,982	2,877	(1,675)	7,184
Income before income taxes	2,594	1,816	1,588	5,998
Identifiable assets	256,919	146,780	(3,930)	399,769
Capital expenditures	393	327	75	795
Depreciation and amortization	1,432	1,033	79	2,544

Three Months Ended March 31, 2002
Net revenues	$46,417	$33,045	$—	$79,462
Operating income (loss)	7,607	1,833	(1,840)	7,600
Income before income taxes	2,974	169	2,614	5,757
Identifiable assets	272,838	156,977	(42,117)	387,698
Capital expenditures	366	497	—	863
Depreciation and amortization	1,684	1,065	75	2,824

Each reporting segment is individually managed and has separate financial results that are reviewed by the chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment.

In calculating profit from operations for individual reporting segments, significant costs incurred at the corporate level that were common to more than one segment were allocated to segments and geographic areas based upon specific identification of costs and the relative percentage of total segment employees and/or net revenues to those of the total Company. Corporate operating expenses include management and other staffing costs for compensation, corporate development, benefits administration, facilities and equipment costs, travel, corporate governance, risk management, insurance, treasury, investor relations, regulatory compliance, stock transfer agent costs, and certain other professional fees and administrative expenses.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. Identifiable assets at March 31, 2003, presented in the above table, reflect reclassifications of certain intercompany capital transactions as compared to the presentation in our Annual Report filed on Form 10-K. Additionally, certain other current year intercompany capital transactions further resulted in changes to the reported segment data.

(7) Special Charges

We have incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/Exit Costs	Total
Balance as of December 31, 2001	$46	$68	$114
Charges	—	453	453
Non-cash utilization	—	(260)	(260)
Cash payments	(46)	(87)	(133)

Balance as of March 31, 2002	—	174	174
Charges	206	86	292
Cash payments	(140)	(242)	(382)

Balance as of December 31, 2002	66	18	84
Cash payments	(50)	—	(50)

Balance as of March 31, 2003	$16	$18	$34

Costs incurred during the three months ending March 31, 2002 were related to the Petrochemical Products segment. A write-down of fixed assets of $0.3 million is included in the facility and exit special charges incurred for the three months ended March 31, 2002. Special charges have been recognized as incurred. The remaining costs at March 31, 2003 are expected to be paid within the second quarter of 2003.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended March 31,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,839	15,116	$0.25	$3,685	14,873	$0.25
Dilutive securities, principally common stock options	—	417	—	—	668	(0.01)

Diluted EPS	$3,839	15,533	$0.25	$3,685	15,541	$0.24

Options to purchase 245,500 shares of our common stock at an exercise price of $16.32 per share were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the exercise price was more than the average market price of our common stock during the period. All outstanding options at March 31, 2002 were included in the computation of diluted earnings per share for the three-month period then ended.

(9) Derivative Financial Instruments

Fair Value

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

Accounting Policies

Using qualifying criteria defined in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”) as amended by Statement No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (“Statement No. 138”), derivative instruments are designed and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in Accumulated Other Comprehensive Income until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended March 31, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net gains from foreign currency transactions of $0.3 million for the three months ended March 31, 2003 and a net loss of less than $0.1 million for the three months ended March 31, 2002. As of March 31, 2003, we had a forward contract to sell foreign currencies with a face value of $0.5 million. This contract matures in July 2003.

(10) Comprehensive Income

Comprehensive income for the three months ended March 31, 2003 and 2002 consists of the following (In thousands):

	March 31, 2003	March 31, 2002
Net income	$3,839	$3,685
Cumulative translation adjustment	2,437	(274)
Unrealized net gains-marketable securities	(5)	—

Total comprehensive income	$6,271	$3,411

(11) Commitments and Contingencies

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and an additional $75.0 million under an excess umbrella liability insurance policy. We also maintain a separate product liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 15,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Maryland, Michigan, Mississippi, New Jersey and New York, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to complaints filed in California on behalf of thirteen claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants; one plaintiff in California seeks approximately $4.5 million in compensatory damages and $5.0 million punitive damages. Also, with respect to approximately 650 claimants in Mississippi, each such claimant seeks approximately $5.0 million compensatory damages and $50.0 million punitive damages against the aggregate of defendants.

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

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs is concluding its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the federal customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $7.9 million at March 31, 2003. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to seven years from March 31, 2003.

The following table contains information related to standby letters of credit instruments outstanding as of March 31, 2003 (In thousands):

Term	Maximum Potential Future Payments
1-12 months	$4,668
Greater than 12 months	3,261

Total	$7,929

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the federal government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

(12) Subsequent Events

On April 3, 2003, we announced the appointment of Jerome D. Brady to our Board of Directors. Mr. Brady has been appointed to the Board’s Compensation Committee and its Nominating/Corporate Governance Committee and replaces Mr. Daniel J. Murphy, III, who retired from our Board due to personal time constraints.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the impact of present or future import-export laws, the potential impairment of recorded goodwill, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current middle eastern affairs and the after-effects, and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2003. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report filed on Form 10-K on March 12, 2003. The following critical accounting policies were selected because they are broadly applicable within our operating units and require the greatest use of estimates and judgment by management. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Impairment of Long-Lived Assets

During 2002, we completed our impairment evaluation of goodwill and indefinite-lived intangible assets and determined that there were no impairment losses. In assessing the fair value of goodwill and indefinite-lived intangible assets, projections regarding future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $0.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. There has been no change to the valuation allowance for the three months ended March 31, 2003. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Other Reserves

We establish reserves for other exposures, such as environmental claims, product liability, product warranty, and litigation costs. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate such losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended March 31, 2003 and 2002:

	Three Months Ended March
	2003		2002		% Change
	(Dollars in thousands)
Net revenues	$87,163	100.0%	$79,462	100.0%	9.7%
Cost of revenues	62,341	71.5	54,920	69.1	13.5

Gross profit	24,822	28.5	24,542	30.9	1.1
Selling, general and administrative expenses	17,638	20.3	16,489	20.7	7.0
Special charges	—	—	453	0.6	(100.0)

Operating income	7,184	8.2	7,600	9.6	(5.5)
Other (income) expense:
Interest expense, net	1,461	1.6	1,741	2.2	(16.1)
Other (income) expense, net	(275)	(0.3)	102	0.2	(369.5)

Income before income taxes	5,998	6.9	5,757	7.2	4.2
Provision for income taxes	2,159	2.5	2,072	2.6	4.2

Net income	$3,839	4.4%	$3,685	4.6%	4.2%

Net revenues for the three months ended March 31, 2003 increased by $7.7 million, or 9.7%, to $87.2 million from $79.5 million for the three months ended March 31, 2002. The increase in net revenues for the three months ended March 31, 2003 was attributable to the following:

	Three Months Ended March 31,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$49,119	$46,417	$2,702	$3,035	$(2,124)	$1,791
Petrochemical	38,044	33,045	4,999	—	2,293	2,706

Total	$87,163	$79,462	$7,701	$3,035	$169	$4,497

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.4% of net revenues for the three months ended March 31, 2003 compared to 58.4% for the three months ended March 31, 2002. The Petrochemical Products segment accounted for 43.6% of net revenues for the three months ended March 31, 2003 compared to 41.6% for the three months ended March 31, 2002. This trend is indicative of the overall weakness in several of the markets our Instrumentation and Thermal Fluid Controls Products segment serves, as well as the recent resurgence in certain markets served by our Petrochemical Products segment. In particular, beginning in 2002, we have won an increasing number of orders for large, international oil and gas and related projects, a trend we currently expect will continue through the remainder of 2003.

Instrumentation and Thermal Fluid Controls Products revenues increased $2.7 million, or 5.8%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Product revenues from general industrial markets increased $3.0 million due to the incremental revenue generated by Tomco Products Inc. (“Tomco”) and U.S. Para Plate Corporation (“USPP”), both of which were acquired in October 2002, and $1.8 million due to the effect of favorable foreign exchange rates changes. These increases were partially offset by a $2.1 million decrease in revenues from product line applications in the general industrial, medical OEM and power generation markets. Product revenues from HVAC markets remained steady at about last year’s levels. Petrochemical Products revenues increased by $5.0 million, or 15.1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The net increase in revenues for this segment was primarily the result of a $3.3 million increase in product shipments for large, international oil and gas projects, partially offset by a decrease in product revenues from our North American operations of $1.0 million, largely the result of reduced oil and gas drilling and production activity and decreased short cycle maintenance and repair product revenue, and a $2.7 million increase resulting from favorable foreign exchange rate changes generated in our Italian operation. The increased project shipments related to production of oil and gas reserves, both on land and sub-sea, the expansion of distribution pipelines, and liquid natural gas production facilities.

Gross profit increased $0.3 million, or 1.1%, to $24.8 million for the three months ended March 31, 2003 from $24.5 million for the three months ended March 31, 2002. Gross margin decreased to 28.5% for the three months ended March 31, 2003 compared to 30.9% for the three months ended March 31, 2002. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.6 million. The net decrease consisted of a $2.3 million gross profit reduction from ongoing operations; partially offset by the $1.2 million incremental increase generated by Tomco and USPP and a $0.5 million increase from favorable foreign exchange rate changes realized by our European operations. Ongoing operations in this segment unfavorably affected gross profit and gross margin as a result of: lower sales volume in certain markets, a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, and increased unabsorbed manufacturing costs due to scaling back production in conjunction with other efforts to lower inventory levels. Gross profit for the Petrochemical Products segment increased $0.9 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in gross profit was a result of $0.2 million from ongoing operations and a $0.7 million increase from favorable foreign exchange rate changes realized by our European and Canadian operations. Gross profit and gross margins in this segment were positively impacted due to increased international oil and gas project shipment volume, a proportionally larger mix of higher margin products, partially offset by increased unabsorbed manufacturing costs resulting from a decrease in sales volume and in production and inventory levels in our North American manufacturing operations. As we intend to further reduce our inventory levels, we expect to incur additional unabsorbed production costs. However, we expect that the favorable effect from the increase in foreign sourced, lower cost inventory should enable us to gradually improve gross margins.

Selling, general and administrative expenses increased $1.1 million, or 7.0%, to $17.6 million, or approximately 20.3% of net revenues for the three months ended March 31, 2003 from $16.5 million, or approximately 20.7% of net revenues for the three months ended March 31, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.0 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This net increase was the result of $0.8 million in incremental expense due to our acquisitions of Tomco and USPP in October 2002, a $0.4 million increase due to changes in foreign exchange rates, partially offset by a $0.2 million reduction in variable expenses. Selling, general and administrative expenses increased by $0.3 million for the three months ended March 31, 2003 for the Petrochemical Products segment as compared to the three months ended March 31, 2002. This increase was principally due to changes in foreign currency exchange rates. Corporate expenses decreased by $0.2 million to approximately $1.6 million for the three months ended March 31, 2003 from $1.8 million for the three months ended March 31, 2002. The decrease in corporate expenses principally resulted from lower corporate development expenses partially offset by an increase in employee benefits expenses. We expect corporate expenses to remain relatively stable, on a quarterly basis, through the remainder of fiscal 2003.

The change in operating income for the three months ended March 31, 2003 compared to the three months ended March 2002 was as follows:

	Three Months Ended March 31,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,982	$7,607	$(1,625)	$419	$(2,186)	$142
Petrochemical	2,876	1,833	1,043	—	691	352
Corporate	(1,674)	(1,840)	166	—	166	—

Total	$7,184	$7,600	$(416)	$419	$(1,329)	$494

Operating income decreased $0.4 million, or 5.5%, to $7.2 million for the three months ended March 31, 2003 from $7.6 million for the three months ended March 31, 2002. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $1.6 million, or 21.3%, for this same period. This decrease was primarily attributable to: lower sales of product into general industrial, medical OEM and power generation markets; a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, increased unabsorbed manufacturing costs; partially offset by the incremental contributions from the Tomco and USPP acquisitions and the favorable effect of foreign currency exchange rate changes. Operating income for the Petrochemical Products segment increased $1.0 million, or 56.9% for the three months ended March 31, 2003, primarily due to increased product shipments for large, international oil and gas projects; and favorable foreign exchange rate changes, partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Lower corporate spending increased operating income by $0.2 million.

Interest expense, net, decreased approximately $0.3 million to $1.5 million for the three months ended March 31, 2003 compared to $1.7 million for the three months ended March 31, 2002. A $0.4 million reduction in interest expense was primarily due to the lower, average debt balances outstanding during the three months ended March 31, 2003 than were outstanding for the three months ended March 31, 2002. Interest income decreased $0.1 million to $0.1 million for the three months ended March 31, 2003 compared to $0.2 million for the three months ended March 31, 2003. Lower average levels of invested funds and lower interest rates were the cause of this decrease.

Other (income) expense, net, changed $0.4 million from an expense of $0.1 million for the three months ended March 31, 2002 to income of $0.3 for the three months ended March 31, 2003. The change was attributable to $0.3 million of foreign currency exchange gains and a $0.1 million reduction in minority interest expense.

The effective tax rate for the three months ended March 31, 2003 and 2002 was 36.0%. We do not currently expect any change in the effective tax rate for the remainder of fiscal year 2003.

Net income increased approximately $0.2 to $3.8 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by Tomco and USPP; and lower net interest expense; partially offset by reduced gross profit and gross margins due to lower sales in certain markets and unabsorbed manufacturing costs.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the three months ended March 31, 2003 (In thousands):

Cash flow from:
Operating activities	$15,895
Investing activities	(802)
Financing activities	(2,565)
Effect of exchange rates on cash balances	509

Increase in cash and cash equivalents	$13,037

During the three months ended March 31, 2003, we generated $15.9 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation and amortization, accounted for $6.4 million of the cash provided by operating activities. Decreases in working capital and other assets provided $9.5 million of the cash provided by operating activities. Sustained efforts to reduce our inventory balances and extend our payment terms provided significant cash flow improvements. The $0.8 million used for investing activities was principally for the purchase of capital equipment. We used $2.6 million of cash in financing activities that included: a net $2.4 million reduction of debt balances; $0.6 million used to pay dividends to shareholders; offset by $0.4 million received from the exercise of stock options. The effect of exchange rate changes on cash and cash equivalents increased cash balances by $0.5 million.

We have $4.1 million of marketable securities that are designated as available for sale and are readily convertible to cash should the need for additional working capital arise.

We anticipate that our capital expenditures for the year ended December 31, 2003 will be $5.0 million to $6.0 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of March 31, 2003 and December 31, 2002, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of March 31, 2003 and December 31, 2002, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of March 31, 2003 was 3.3:1 compared to 3.2:1 as of December 31, 2002. Cash and cash equivalents were $51.4 million as of March 31, 2003 compared to $38.4 million as of December 31, 2002. Net debt (total debt less cash and cash equivalents and marketable securities) as a percentage of total net capital employed (net debt plus equity) was 7.5% as of March 31, 2003 compared to 12.7% as of December 31, 2002.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 31, 2003 and December 31, 2002.

Beginning October 2002, we made the first of our $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006. Our next principal payment of $15.0 million is due in October 2003.

We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures and scheduled debt payments for at least the next 24 months.

Effect of Recent Accounting Pronouncements

In July 2002, FASB Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” was issued (“Statement No. 146”). Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of Statement No. 146 did not have a material impact on our reported results of operation or financial position.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November, 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the annual disclosure provisions as of December 31, 2002. We do offer warranties, however, the returns and repair costs incurred under warranty have been immaterial. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 has not, and is not expected to have a material effect on our consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2003, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of March 31, 2003. Based upon the expected levels of borrowings under our credit facility in 2003, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three-month period ended March 31, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of March 31, 2003, we had a forward contract to sell foreign currencies with a face value of $0.5 million. This contract matures in July 2003.

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

As required by Rule 13a-15 under the Securities Exchange Act (“Exchange Act”) of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as we deem appropriate.

(b) Changes in internal controls.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation of such controls. From time to time we may make changes in our system of internal controls aimed at enhancing their effectiveness and to ensure that our systems continue to evolve with our business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain $5.0 million in aggregate product liability insurance and an additional $75.0 million under an excess umbrella liability insurance policy. We also maintain a separate product liability policy with aggregate limits of $200.0 million for the aviation products produced by our worldwide operations.

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 15,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Maryland, Michigan, Mississippi, New Jersey and New York, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, with respect to the complaints filed on behalf of approximately 121 plaintiffs in New York, each plaintiff seeks $5.0 million compensatory damages and $5.0 million punitive damages against the aggregate of defendants under each of six causes of action. Similarly, with respect to complaints filed in California on behalf of thirteen claimants, each plaintiff seeks approximately $400,000 compensatory damages and $2.5 million punitive damages against the aggregate of defendants; one plaintiff in California seeks approximately $4.5 million in compensatory damages and $5.0 million punitive damages. Also, with respect to approximately 650 claimants in Mississippi, each such claimant seeks approximately $5.0 million compensatory damages and $50.0 million punitive damages against the aggregate of defendants.

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

As we previously have disclosed, we learned on July 12, 2000 that Customs had commenced an investigation to determine whether our subsidiary KF was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs is concluding its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the Customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the federal government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 31, 2003 and December 31, 2002.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended March 31, 2003.

ITEM 5.     OTHER INFORMATION

On April 3, 2003, we announced the appointment of Jerome D. Brady to our Board of Directors. Mr. Brady has been appointed to the Board’s Compensation Committee and its Nominating/Corporate Governance Committee and replaces Mr. Daniel J. Murphy, III, who retired from our Board due to personal time constraints.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

9	Voting Trust Agreements:

9.1

The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of March 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on March 22, 1999 (“Amendment No. 1 to the Form 10”)

99	Exhibits:

99.1*	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

(b) Reports on Form 8-K

The registrant filed the following Reports on Form 8-K during the period covered by this report:

1.	Report dated March 12, 2003 on Item 9, Regulation FD Disclosure, regarding filing of our Annual Report on Form 10-K.

(c) Exhibit Index

See Item 6(a)(1) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 13, 2003

By:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer Principal Executive Officer

Date: May 13, 2003

By:	/s/ KENNETH W. SMITH
Kenneth W. Smith
Vice President, Chief Financial Officer and Treasurer Principal Financial Officer

Date: May 13, 2003

By:	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller and Assistant Treasurer Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Bloss, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CIRCOR International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	Signature:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth W. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CIRCOR International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	Signature:	/s/ KENNETH W. SMITH
Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer