Form 10-K/A
period 2002-12-31
CIRCOR INTERNATIONAL INC
filed 2003-05-21
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $258,501,453.

As of May 21, 2003, there were 15,189,492 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which was held on April 24, 2003. The definitive Proxy Statement was filed with the Securities and Exchange Commission on March 21, 2003.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on March 12, 2003. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing as Exhibit 23 hereto a revised version of the Independent Auditors Consent of KPMG LLP, our independent auditors. The revised Independent Auditors Consent attached hereto as Exhibit 23 supercedes and replaces Exhibit 23 filed with our original Annual Report on Form 10-K. The purpose of this revision is to correct the inadvertent failure of KPMG’s original consent to properly incorporate by reference its February 4, 2003 report into the Company’s existing registration statements on Forms S-8 and S-3.

NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K TO OTHERWISE MODIFY OR AMEND DISCLOSURES CONTAINED IN OUR ORIGINAL FILING OR TO MODIFY OR UPDATE FOR EVENTS WHICH OCCURRED SUBSEQUENT TO THE ORIGINAL FILING. THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS OR ANY DISCLOSURES CONTAINED IN THE ORIGIINAL FILING.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)    FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)    Consolidated Financial Statements.

The financial statements required by this item were submitted in our Annual Report on Form 10-K filed March 12, 2003. See “Table of Contents” on page 2 of our Annual Report on Form 10-K.

(2)    Financial Statement Schedules.

The Schedule required by this item was submitted in our Annual Report on Form 10-K filed March 12, 2003. See “Table of Contents” on page 2 of our Annual Report on Form 10-K.

(3)    Exhibits.

The list of exhibits required by this item is submitted in a separate section of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K. See the “Exhibit Index” beginning on the page immediately following the signature and certification pages hereto.

(B)    REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K on December 12, 2002 relating to the refinancing of the Company’s existing $75.0 million revolving line of credit by entering into Amendment No. 2 to the original Credit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2003	CIRCOR International, Inc.

	By:	/S/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

CERTIFICATION

I, David A. Bloss, Sr., Chairman, President and Chief Executive Officer, certify that:

1.    I have reviewed this amendment to the annual report on Form 10-K of CIRCOR International, Inc. (as so amended, the “annual report”);

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	Signature:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

CERTIFICATION

I, Kenneth W. Smith, Vice President, Chief Financial Officer and Treasurer, certify that:

1.    I have reviewed this amendment to the annual report on Form 10-K of CIRCOR International, Inc. (as so amended, the “annual report”);

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	Signature:	/s/ KENNETH W. SMITH
Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

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

Exhibit No.	Description and Location

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

* 21	Schedule of Subsidiaries of CIRCOR International, Inc.

**23	Consent of KPMG LLP (filed with this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K).

*	Incorporated by reference to the correspondingly numbered exhibit in the Annual Report on Form 10-K filed by CIRCOR International, Inc. on March 12, 2003 under File No. 001-14962.
**	Filed herewith