Form 10-Q
period 2003-06-30
CIRCOR INTERNATIONAL INC
filed 2003-08-06
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

As of July 31, 2003, there were 15,195,092 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

TA BLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,017	$38,382
Marketable securities	1,464	4,064
Trade accounts receivable, less allowance for doubtful accounts of $2,072 and $2,041, respectively	55,445	56,130
Inventories	103,333	110,287
Prepaid expenses and other current assets	6,350	4,262
Deferred income taxes	6,055	5,884

Total Current Assets	237,664	219,009
PROPERTY, PLANT AND EQUIPMENT, NET	62,674	64,365
OTHER ASSETS:
Goodwill	101,684	100,419
Intangibles, net	2,409	1,957
Other assets	3,761	4,984

TOTAL ASSETS	$408,192	$390,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,162	$26,769
Accrued expenses and other current liabilities	17,084	14,715
Accrued compensation and benefits	6,307	5,252
Income taxes payable	2,754	2,801
Notes payable and current portion of long-term debt	16,136	18,596

Total Current Liabilities	71,443	68,133

LONG-TERM DEBT, NET OF CURRENT PORTION	58,350	59,394
DEFERRED INCOME TAXES	4,081	3,934
OTHER NONCURRENT LIABILITIES	11,230	10,605
MINORITY INTEREST	4,564	5,009
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,195,092 and 15,107,850 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	152	151
Additional paid-in capital	205,064	203,952
Retained earnings	46,300	39,200
Accumulated other comprehensive income	7,008	356

Total Shareholders’ Equity	258,524	243,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,192	$390,734

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$89,224	$82,541	$176,387	$162,003
Cost of revenues	62,303	57,918	124,644	112,838

GROSS PROFIT	26,921	24,623	51,743	49,165
Selling, general and administrative expenses	19,119	17,032	36,757	33,521
Special charges	—	292	—	745

OPERATING INCOME	7,802	7,299	14,986	14,899

Other (income) expense:
Interest income	(201)	(340)	(303)	(573)
Interest expense	1,550	2,021	3,113	3,995
Other income, net	(417)	(382)	(692)	(280)

Total other expense	932	1,299	2,118	3,142

INCOME BEFORE INCOME TAXES	6,870	6,000	12,868	11,757
Provision for income taxes	2,473	2,161	4,632	4,233

NET INCOME	$4,397	$3,839	$8,236	$7,524

Earnings per common share:
Basic	$0.29	$0.26	$0.54	$0.50
Diluted	$0.28	$0.24	$0.53	$0.48
Weighted average number of common shares outstanding:
Basic	15,175	15,040	15,146	14,959
Diluted	15,634	15,732	15,576	15,621
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$8,236	$7,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,033	5,417
Amortization	149	158
Compensation expense of stock based plans	130	141
Loss on write-off of property, plant and equipment	—	325
Deferred income taxes (benefit)	(3)	76
Gain on sale of marketable securities	(8)	—
(Gain) loss on disposal of property, plant and equipment	(9)	19
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	2,905	6,339
Inventories	10,117	(8,913)
Prepaid expenses and other assets	(1,280)	(722)
Accounts payable, accrued expenses and other liabilities	2,760	6,312

Net cash provided by operating activities	28,030	16,676

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,853)	(1,944)
Proceeds from the disposal of property, plant and equipment	9	20
Proceeds from the sale of marketable securities	2,679	—
Business acquisitions, net of cash acquired	—	(2,328)
Purchase price adjustment on previous acquisitions	—	500
Other	(43)	(20)

Net cash provided by (used in) investing activities	792	(3,772)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	144	440
Payments of long-term debt	(3,876)	(3,990)
Dividends paid	(1,136)	(1,122)
Proceeds from the exercise of stock options	777	1,755
Conversion of restricted stock units	95	3

Net cash used in financing activities	(3,996)	(2,914)

Effect of exchange rate changes on cash and cash equivalents	1,809	555

INCREASE IN CASH AND CASH EQUIVALENTS	26,635	10,545
Cash and cash equivalents at beginning of year	38,382	57,010

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,017	$67,555

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$4,058	$1,687
Interest expense	$2,914	$3,682

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

	Three Months Ended June 30,
	2003	2002
Net income	$4,397	$3,839
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	216	167

Pro forma net income as if the fair value based method had been applied to all awards	$4,181	$3,672

Earnings per common share (as reported):
Basic	$0.29	$0.26
Diluted	$0.28	$0.24
Pro forma earnings per common share:
Basic	$0.28	$0.24
Diluted	$0.27	$0.23

	Six Months Ended June 30,
	2003	2002
Net income	$8,236	$7,524
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	422	315

Pro forma net income as if the fair value based method had been applied to all awards	$7,814	$7,209

Earnings per common share (as reported):
Basic	$0.54	$0.50
Diluted	$0.53	$0.48
Pro forma earnings per common share:
Basic	$0.52	$0.48
Diluted	$0.50	$0.46

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

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November, 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the annual disclosure provisions as of December 31, 2002. We adopted the provisions for initial recognition and measurement during the first quarter of 2003. We do offer warranties, however, the returns and repair costs incurred under warranty have been immaterial. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 did not have a material effect on our consolidated financial statements.

In April 2003, FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We believe that the adoption of Statement No. 149 will not have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, we have determined that the adoption of this statement will not have a material effect on our consolidated financial statements or disclosures.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(3)    Marketable Securities

All marketable securities are designated as available for sale. A schedule of marketable securities at June 30, 2003 follows (In thousands):

	Adjusted Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government agency mutual funds	$1,190	$—	$5	$1,185
Equity mutual funds	256	23	—	279

	$1,446	$23	$5	$1,464

(4)    Inventories

Inventories consist of the following (In thousands):

	June 30, 2003	December 31, 2002
Raw materials	$38,415	$44,065
Work in process	31,791	26,480
Finished goods	33,127	39,742

	$103,333	$110,287

(5)    Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”), goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. During 2002, we completed goodwill impairment evaluations by comparing the fair value of our reporting units as of January 1, 2002 and November 1, 2002 to their carrying values and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed.

The following table shows goodwill, by segment, as of June 30, 2003 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2002	$88,472	$11,947	$100,419
Adjustments to preliminary purchase price allocation	(54)	—	(54)
Currency translation adjustments	901	418	1,319

Goodwill as of June 30, 2003	$89,319	$12,365	$101,684

The table below presents gross intangible assets and the related accumulated amortization as of June 30, 2003 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$2,935	$(2,637)
Trademarks and trade names	1,613	(1,135)
Land use rights	1,180	(262)
Other	149	(149)

Total	$5,877	$(4,183)

Net carrying value of intangible assets	$1,694

The table below presents estimated annual amortization expense for intangible assets recorded as of June 30, 2003 (In thousands):

	2003	2004	2005	2006	2007	After 2007
Estimated annual amortization expense	$292	$152	$139	$128	$60	$1,072

(6)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended June 30, 2003
Net revenues	$50,963	$38,261	$—	$89,224
Operating income (loss)	6,359	3,303	(1,860)	7,802
Income (loss) before income taxes	(821)	3,286	4,405	6,870
Identifiable assets	260,600	151,533	(3,941)	408,192
Capital expenditures	396	624	38	1,058
Depreciation and amortization	1,523	1,034	81	2,638

Three Months Ended June 30, 2002
Net revenues	$47,966	$34,575	$—	$82,541
Operating income (loss)	8,138	1,261	(2,100)	7,299
Income (loss) before income taxes	3,753	(987)	3,234	6,000
Identifiable assets	280,578	167,557	(44,766)	403,369
Capital expenditures	536	529	17	1,082
Depreciation and amortization	1,614	1,061	75	2,750

Six Months Ended June 30, 2003
Net revenues	$100,082	$76,305	$—	$176,387
Operating income (loss)	12,341	6,179	(3,534)	14,986
Income before income taxes	1,773	5,102	5,993	12,868
Identifiable assets	260,600	151,533	(3,941)	408,192
Capital expenditures	789	951	113	1,853
Depreciation and amortization	2,958	2,067	157	5,182

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Six Months Ended June 30, 2002
Net revenues	$94,383	$67,620	$—	$162,003
Operating income (loss)	15,745	3,094	(3,940)	14,899
Income (loss) before income taxes	6,727	(818)	5,848	11,757
Identifiable assets	280,578	167,557	(44,766)	403,369
Capital expenditures	901	1026	17	1,944
Depreciation and amortization	3,298	2,126	151	5,575

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

All intercompany transactions have been eliminated. Inter-segment revenues are not significant. Identifiable assets at June 30, 2003, presented in the above table, include intercompany capital transactions and reclassifications that were recorded subsequent to the balances presented in our Annual Report filed on Form 10-K. The intercompany capital transactions included ownership reorganizations that were implemented in conjunction with our tax minimization strategy.

(7)    Special Charges

We have incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/ Exit Costs	Total
Balance as of December 31, 2001	$46	$68	$114
Charges	—	453	453
Non-cash utilization (write-off of fixed assets)	—	(260)	(260)
Cash payments	(46)	(87)	(133)

Balance March 31, 2002	—	174	174
Charges	206	86	292
Cash payments	(140)	(86)	(226)

Balance as of June 30, 2002	66	174	240
Charges	—	—	—
Cash payments	—	(156)	(156)

Balance as of December 31, 2002	66	18	84
Cash payments	(43)	(7)	(50)

Balance as of March 31, 2003	23	11	34
Cash payments	(10)	—	(10)

Balance as of June 30, 2003	$13	$11	$24

There were no special charges incurred during the three or six months ended June 30, 2003. Special charges incurred during the three months and six months ended June 30, 2002 were $0.3 million and $0.7 million, respectively, and related only to the Petrochemical Products segment. A write-down of fixed assets of $0.3 million is included in the facility and exit costs incurred for the six months ended June 30, 2002. The remaining costs at June 30, 2003 are expected to be paid within the current fiscal year.

(8)	Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended June 30,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,397	15,175	$0.29	$3,839	15,040	$0.26
Dilutive securities, principally common stock options	—	459	(0.01)	—	692	(0.02)

Diluted EPS	$4,397	15,634	$0.28	$3,839	15,732	$0.24

	Six Months Ended June 30,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$8,236	15,146	$0.54	$7,524	14,959	$0.50
Dilutive securities, principally common stock options	—	430	(0.01)	—	662	(0.02)

Diluted EPS	$8,236	15,576	$0.53	$7,524	15,621	$0.48

Options to purchase 240,500 shares of our common stock at an exercise price of $16.32 per share were not included in the computation of diluted earnings per share for the three months ended June 30, 2003 because the exercise price was more than the average market price of our common stock during the period. All outstanding options at June 30, 2002 were included in the computation of diluted earnings per share for the three and six month periods then ended.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended June 30, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net gains from foreign currency transactions of $0.3 million and $0.4 million for the three months ended June 30, 2003 and 2002, respectively, and net gains of $0.6 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had open forward contracts to sell foreign currencies with a face value of $0.4 million. These contracts mature on various dates from July to December 2003.

(10)    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2003 and 2002 consists of the following (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$4,397	$3,839	$8,236	$7,524
Cumulative translation adjustment	4,187	4,734	6,624	4,460
Unrealized net gains-marketable securities	33	—	28	—

Total comprehensive income	$8,617	$8,573	$14,888	$11,984

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

We believe this coverage to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures. Moreover, our existing insurance policies typically exclude coverage for environmental liabilities unless such liabilities are the result of a sudden and accidental occurrence.

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York and Texas, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants do seek specified compensatory and punitive damages in which each plaintiff typically seeks millions or tens of millions of dollars in damages against the aggregate of defendants.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $9.5 million at June 30, 2003. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to seven years from June 30, 2003.

The following table contains information related to standby letters of credit instruments outstanding as of June 30, 2003 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$6,295
Greater than 12 months	3,169

Total	$9,464

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. In all such cases, however, we either have resolved our participation for amounts that are both immaterial to us and covered by applicable insurance or have the right to indemnification from the prior owners of the affected subsidiaries.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accepted accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from the estimates under different assumptions and conditions.

In December 2001, the U.S. Securities and Exchange Commission, or the Commission, requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Commission indicated that a “critical accounting policy” is one that is both important to the portrayal of our financial condition and operating results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report filed on Form 10-K on March 12, 2003. The following critical accounting policies were selected because they are broadly applicable within our operating units and require the greatest use of estimates and judgment by management. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments. Not all significant accounting policies, however, require us to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, allowance for sales returns and doubtful accounts, inventories, impairment of long-lived assets, income taxes, and other reserves as described below are “critical accounting estimates and judgments.”

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined at the operating unit level and are evaluated periodically. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Impairment of Long-Lived Assets

On an annual basis, we perform an impairment evaluation of goodwill and indefinite-lived intangible assets. In assessing the fair value of goodwill and indefinite-lived intangible assets, projections regarding future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $0.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. There has been no change to the valuation allowance for the three and six months ended June 30, 2003. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended June 30, 2003 and 2002:

	Three Months Ended June				% Change
	2003		2002
	(Dollars in thousands)
Net revenues	$89,224	100.0%	$82,541	100.0%	8.1%
Cost of revenues	62,303	69.8	57,918	70.2	7.6

Gross profit	26,921	30.2	24,623	29.8	9.3
Selling, general and administrative expenses	19,119	21.5	17,032	20.6	12.3
Special charges	—	—	292	0.4	(100.0)

Operating income	7,802	8.7	7,299	8.8	6.9
Other (income) expense:
Interest expense, net	1,349	1.5	1,681	2.0	(19.8)
Other income, net	(417)	(0.5)	(382)	(0.5)	9.2

Income before income taxes	6,870	7.7	6,000	7.3	14.5
Provision for income taxes	2,473	2.8	2,161	2.6	14.4

Net income	$4,397	4.9%	$3,839	4.7%	14.5%

Net revenues for the three months ended June 30, 2003 increased by $6.7 million, or 8.1%, to $89.2 million from $82.5 million for the three months ended June 30, 2002. The increase in net revenues for the three months ended June 30, 2003 was attributable to the following:

Segment	Three Months Ended June 30,		Total Change	Acquisitions	Operations	Foreign Exchange
	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$50,963	$47,966	$2,997	$3,073	$(1,897)	$1,821
Petrochemical	38,261	34,575	3,686	—	832	2,854

Total	$89,224	$82,541	$6,683	$3,073	$(1,065)	$4,675

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57.1% of net revenues for the three months ended June 30, 2003 compared to 58.1% for the three months ended June 30, 2002. The Petrochemical Products segment accounted for 42.9% of net revenues for the three months ended June 30, 2003 compared to 41.9% for the three months ended June 30, 2002. Revenues in both segments have been affected by weak economic conditions in many of the markets we serve. The change in the composition of revenues was also influenced by the incremental revenues added from the October 2002 acquisitions of Tomco Products Inc. (“Tomco”) and U.S. Para Plate Corporation (“USPP”) in the Instrumentation and Thermal Fluid Controls Products segment, as well as the growth in certain markets served by our Petrochemical Products segment. During 2002, our Petrochemical Products segment began winning an increasing number of orders for large, international oil and gas and related projects, a trend we currently expect will continue through the remainder of 2003.

Instrumentation and Thermal Fluid Controls Products revenues increased $3.0 million, or 6.2%, to $51.0 million for the three months ended June 30, 2003 as compared to $48.0 million for the three months ended June 30, 2002. Product revenues from general industrial markets increased $3.1 million due to the incremental revenue generated by Tomco and USPP and $1.8 million due to the effect of favorable foreign exchange rates changes. These increases were partially offset by a $0.7 million decrease in revenues from instrumentation product line applications in the general industrial, medical OEM and power generation markets. Decreases in product revenues from the thermal fluid controls general industrial markets, and to a lesser extent, in the HVAC markets; partially offset by a small increase in European steam markets resulted in a $1.2 million reduction in revenues compared to last year’s levels.

Petrochemical Products revenues increased by $3.7 million, or 10.7%, to $38.3 million for the three months ended June 30, 2003 as compared to $34.6 million for the three months ended June 30, 2002. The net increase in revenues for this segment was primarily the result of a $2.9 million of favorable foreign exchange rate change increasing revenues reported for our Italian operation, a $0.4 million increase in product shipments for large, international oil and gas projects, and a $0.4 million increase in revenues generated by our Chinese joint venture company. Revenues from North American businesses continue to be soft, largely the result of delayed spending by oil and gas drillers and producers and decreased short cycle maintenance and repair product activity. International markets continue to be strong for our products used in projects for the: production of oil and gas reserves, both on land and sub-sea; expansion of distribution pipelines; and for liquid natural gas production facilities.

Gross profit increased $2.3 million, or 9.3%, to $26.9 million for the three months ended June 30, 2003 from $24.6 million for the three months ended June 30, 2002. Gross margin increased to 30.2% for the three months ended June 30, 2003 compared to 29.8% for the three months ended June 30, 2002. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.1 million. The net decrease consisted of a $2.0 million gross profit reduction from ongoing operations; partially offset by a $1.4 million incremental increase generated by Tomco and USPP and a $0.5 million increase from favorable foreign exchange rate changes realized by our European operations. The gross profit and gross margin from ongoing operations in this segment was unfavorably affected as a result of: lower sales volume in certain markets, a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, and increased unabsorbed manufacturing costs due to scaling back production in conjunction with efforts to lower inventory levels. Gross profit for the Petrochemical Products segment increased $2.4 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase in gross profit was a result of $1.6 million from ongoing operations and $0.8 million from favorable foreign exchange rate changes realized by our European and Canadian operations. Gross profit and gross margins in this segment were positively impacted due to increased international oil and gas project shipment volume, reduced cost of sales resulting from our international sourcing program and a proportionally larger mix of higher margin products. These gains were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce inventory levels in our North American manufacturing operations. We intend to continue to reduce our inventory levels, therefore, we expect to incur additional unabsorbed production costs. We also expect that the favorable effect from the increase in foreign sourced, lower cost inventory should enable us to continue to gradually improve our gross profit and gross margins.

Selling, general and administrative expenses increased $2.1 million, or 12.3%, to $19.1 million, or approximately 21.5% of net revenues for the three months ended June 30, 2003 from $17.0 million, or approximately 20.6% of net revenues for the three months ended June 30, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.7 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This net increase was the result of: $0.9 million in incremental expense due to our acquisitions of Tomco and USPP in October 2002; a $0.4 million increase in variable expenses for compensation, general administrative and insurance costs; and a $0.4 million increase due to changes in foreign exchange rates. Selling, general and administrative expenses for the Petrochemical Products segment increased by $0.6 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was principally due to changes in foreign currency exchange rates, and increased insurance and legal costs. Corporate expenses decreased by $0.2 million to $1.9 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. The decrease in corporate expenses principally resulted from lower corporate development expenses and certain benefits costs and professional fees; partially offset by an increase in variable compensation and higher corporate governance costs incurred to comply with recent legislation. We expect a moderate increase in corporate expenses over the remaining quarters of fiscal 2003 due to the costs associated with the implementation of certain corporate governance programs.

There were no special charges incurred during the three months ended June 30, 2003. Special charges of $0.3 million were incurred in the Petrochemical Products segment for the three months ended June 30, 2002. These charges were associated with the closure, consolidation and reorganization of certain North American manufacturing operations. Special charges consisted of $0.2 million of severance costs for 16 employees and $0.1 million of exit costs principally related to leased facilities that were closed. The accrued liability for severance and exit costs to be paid subsequent to June 30, 2003 is less than $0.1 million.

The change in operating income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was as follows:

	Three Months Ended June 30,		Total Change	Acquisitions Operations		Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$6,359	$8,138	$(1,779)	$498	$(2,410)	$133
Petrochemical	3,303	1,261	2,042	—	1,588	454
Corporate	(1,860)	(2,100)	240	—	240	—

Total	$7,802	$7,299	$503	$498	$(582)	$587

Operating income increased $0.5 million, or 6.9%, to $7.8 million for the three months ended June 30, 2003 from $7.3 million for the three months ended June 30, 2002. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $1.8 million, or 21.9%, for this same period. This decrease was primarily attributable to: lower sales of product into general industrial, medical OEM, HVAC, and power generation markets; a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, increased unabsorbed manufacturing costs; partially offset by the incremental contributions from the Tomco and USPP acquisitions and the favorable effect of foreign currency exchange rate changes. Operating income for the Petrochemical Products segment increased $2.0 million, or 161.9% for the three months ended June 30, 2003, primarily due to increased product shipments for large, international oil and gas projects; and favorable foreign exchange rate changes, partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Lower corporate spending increased operating income by $0.2 million for the three months ended June 30, 2003.

Interest expense, net, decreased approximately $0.4 million to $1.3 million for the three months ended June 30, 2003 compared to $1.7 million for the three months ended June 30, 2002. The $0.5 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased $0.1 million to $0.2 million for the three months ended June 30, 2003 compared to $0.3 million for the three months ended June 30, 2002. This decrease is the result of lower average levels of cash on hand during the second quarter of the current year, due to the prior year fourth quarter acquisitions of Tomco and USPP for cash. Additionally, the current year lower interest rate environment has also affected the returns on invested cash.

Other income, net, did not change from income of $0.4 million for the three months ended June 30, 2003 and 2002, respectively, and largely reflect the foreign exchange gains recognized in both periods.

The effective tax rate for the three months ended June 30, 2003 and 2002 remained unchanged at 36.0%.

Net income increased $0.6 to $4.4 million for the three months ended June 30, 2003 compared to $3.8 million for the three months ended June 30, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by Tomco and USPP; product cost reductions in our Petrochemical segment and lower net interest expense; partially offset by reduced gross profit resulting from lower sales in certain markets and unabsorbed manufacturing costs.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended June 30, 2003 and 2002:

	Six Months Ended June				% Change
	2003		2002
	(Dollars in thousands)
Net revenues	$176,387	100.0%	$162,003	100.0%	8.9%
Cost of revenues	124,644	70.7	112,838	69.7	10.5

Gross profit	51,743	29.3	49,165	30.3	5.2
Selling, general and administrative expenses	36,757	20.8	33,521	20.6	9.7
Special charges	—	—	745	0.5	(100.0)

Operating income	14,986	8.5	14,899	9.2	0.6
Other (income) expense:
Interest expense, net	2,810	1.6	3,422	2.1	(17.9)
Other income, net	(692)	(0.4)	(280)	(0.2)	147.1

Income before income taxes	12,868	7.3	11,757	7.3	9.4
Provision for income taxes	4,632	2.6	4,233	2.7	9.4

Net income	$8,236	4.7%	$7,524	4.6%	9.5%

Net revenues for the six months ended June 30, 2003 increased by $14.4 million, or 8.9%, to $176.4 million from $162.0 million for the six months ended June 30, 2002. The increase in net revenues for the six months ended June 30, 2003 was attributable to the following:

Segment	Six Months Ended June 30,		Total Change	Acquisitions	Operations	Foreign Exchange
	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$100,082	$94,383	$5,699	$6,108	$(4,021)	$3,612
Petrochemical	76,305	67,620	8,685	—	3,125	5,560

Total	$176,387	$162,003	$14,384	$6,108	$(896)	$9,172

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.7% of net revenues for the six months ended June 30, 2003 compared to 58.3% for the six months ended June 30, 2002. The Petrochemical Products segment accounted for 43.3% of net revenues for the six months ended June 30, 2003 compared to 41.7% for the six months ended June 30, 2002. Revenues in both segments have been affected by weak economic conditions in many of the markets we serve, such as: general industrial, aerospace, analytical OEMs, HVAC, power generation, chemical and small project domestic oil and gas markets. The change in the composition of revenues was also influenced by the incremental revenues added from the October 2002 acquisitions of Tomco and USPP in the Instrumentation and Thermal Fluid Controls Products segment, as well as the growth in certain markets served by our Petrochemical Products segment. During 2002, our Petrochemical Products segment began winning an increasing number of orders for large, international oil and gas and related projects, a trend we currently expect will continue through the remainder of 2003.

Instrumentation and Thermal Fluid Controls Products revenues increased $5.7 million, or 6.0%, to $100.1 million for the six months ended June 30, 2003 as compared to $94.4 million for the six months ended June 30, 2002. Product revenues from general industrial markets increased $6.1 million due to the incremental revenue generated by Tomco and USPP and $3.6 million due to the effect of favorable foreign exchange rates changes. These increases were partially offset by $2.7 million decrease in revenues from instrumentation product line applications in the general industrial, medical OEM and power generation markets. Decreases in product revenues from the thermal fluid controls general industrial markets; partially offset by a modest increase in European steam markets resulted in a $1.3 million reduction compared to last year’s levels. Petrochemical Products revenues increased by $8.7 million, or 12.8%, to $76.3 million for the six months ended June 30, 2003 as compared to $67.6 million for the six months ended June 30, 2002. The net increase in revenues for this segment was primarily the result of a $5.6 million of favorable foreign exchange rate change affecting revenues and a $3.7 million increase in product shipments for large, international oil and gas projects by our Italian operation, and a $0.5 million increase in revenues generated by our Chinese joint venture company. These increases were partially offset by a decrease in product revenues from our North American operations of $1.1 million. Revenues from North American businesses continued to be soft, largely the result of delayed spending by oil and gas drillers and producers and decreased short cycle maintenance and repair product activity. International markets remained strong for our products used in projects for the: production of oil and gas reserves, both on land and sub-sea; expansion of distribution pipelines; and for liquid natural gas production facilities.

Gross profit increased approximately $2.6 million, or 5.2%, to $51.7 million for the six months ended June 30, 2003 from $49.2 million for the six months ended June 30, 2002. Gross margin decreased to 29.3% for the six months ended June 30, 2003 compared to 30.3% for the six months ended June 30, 2002. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.7 million. The net decrease consisted of a $4.3 million gross profit reduction from ongoing operations; partially offset by the $2.6 million incremental increase generated by Tomco and USPP and a $1.0 million increase from favorable foreign exchange rate changes realized by its European operations. The gross profit and gross margin for ongoing operations in this segment were unfavorably affected as a result of: lower sales volume in certain markets, a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, and increased unabsorbed manufacturing costs due to scaling back production in conjunction with efforts to lower inventory levels. Gross profit for the Petrochemical Products segment increased $3.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in gross profit was a result of $1.8 million from ongoing operations and a $1.5 million increase from favorable foreign exchange rate changes realized by its European and Canadian operations. Gross profit and gross margins in this segment were positively impacted due to increased international oil and gas project shipment volume, reduced costs of sale resulting from our international sourcing program and a proportionally larger mix of higher margin products. These improvements in gross profit were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce our inventory levels in our North American manufacturing operations. We intend to continue to reduce our inventory levels in both segments, therefore, we expect to incur additional unabsorbed production costs. We also expect that the favorable effect from the increase in foreign sourced, lower cost inventory should enable us to gradually improve gross profit and gross margins.

Selling, general and administrative expenses increased $3.2 million, or 9.7%, to approximately $36.8 million, or 20.8% of net revenues for the six months ended June 30, 2003 from $33.5 million, or 20.6% of net revenues for the six months ended June 30, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $2.7 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This net increase was the result of $1.7 million in incremental expense due to our acquisitions of Tomco and USPP, a $0.8 million increase due to changes in foreign exchange rates, partially offset by a $0.2 million increase in other variable expenses. Selling, general and administrative expenses for the Petrochemical Products segment increased by $0.9 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was the result of a $0.6 million increase due to changes in foreign currency exchange rates and a net $0.3 million increase due to higher variable sales commission and legal costs. Corporate expenses decreased by $0.4 million to $3.5 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002. The decrease in corporate expenses principally resulted from lower corporate development expenses, certain benefits costs and professional fees; partially offset by an increase in variable compensation and higher corporate governance costs incurred to comply with recent legislation. We expect an increase in corporate expenses over the remaining quarters of fiscal 2003 principally due to the costs associated with the implementation of certain corporate governance programs.

There were no special charges incurred during the six months ended June 30, 2003. Special charges of $0.7 million were incurred in the Petrochemical Products segment for the six months ended June 30, 2002. These charges were associated with the closure, consolidation and reorganization of certain North American manufacturing operations. Special charges consisted of $0.3 million in write-offs of manufacturing equipments assets, $0.2 million of severance costs for 16 employees and $0.2 million of exit costs principally related to leased facilities that were closed. The accrued liability for severance and exit costs to be paid subsequent to June 30, 2003 is less than $0.1 million.

The change in operating income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was as follows:

	Six Months Ended June 30,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$12,341	$15,745	$(3,404)	$917	$(4,596)	$275
Petrochemical	6,179	3,094	3,085	—	2,279	806
Corporate	(3,534)	(3,940)	406	—	406	—

Total	$14,986	$14,899	$87	$917	$(1,911)	$1,081

Operating income increased $0.1 million, or 0.6%, to $15.0 million for the six months ended June 30, 2003 from $14.9 million for the six months ended June 30, 2002. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $3.4 million, or 21.6%, for this same period. This decrease was primarily attributable to: lower sales of product into general industrial, medical OEM, HVAC, and power generation markets; a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, increased unabsorbed manufacturing costs; partially offset by the incremental contributions from the Tomco and USPP acquisitions and the favorable effect of foreign currency exchange rate changes. Operating income for the Petrochemical Products segment increased $3.1 million, or 99.7% for the six months ended June 30, 2003, primarily due to increased product shipments for large, international oil and gas projects; reduced costs of revenues resulting from the international sourcing program, a proportionately larger mix of higher margin products and favorable foreign exchange rate changes. These gains were partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Lower corporate spending, primarily for corporate development, also contributed to the improved operating profit.

Interest expense, net, decreased $0.6 million to $2.8 million for the six months ended June 30, 2003 compared to $3.4 million for the six months ended June 30, 2002. The $0.9 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased $0.3 million to $0.3 million for the six months ended June 30, 2003 compared to $0.6 million for the six months ended June 30, 2002. This decrease is the result of lower average levels of cash on hand during the first half of the current year, due to the prior year fourth quarter acquisitions of Tomco and USPP for cash. Additionally, the current year lower interest rate environment has also affected the returns on invested cash.

Other income, net, increased $0.4 million from income of $0.3 million for the six months ended June 30, 2002 to $0.7 for the six months ended June 30, 2003. The change was primarily attributable to $0.3 million of foreign currency exchange gains.

The effective tax rate for the six months ended June 30, 2003 and 2002 remained unchanged at 36.0%.

Net income increased $0.7 to $8.2 million for the six months ended June 30, 2003 compared to $7.5 million for the six months ended June 30, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by Tomco and USPP; and lower net interest expense; partially offset by reduced gross profit and gross margins due to lower sales in certain markets and unabsorbed manufacturing costs.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the six months ended June 30, 2003 (In thousands):

Cash flow from:
Operating activities	$28,030
Investing activities	792
Financing activities	(3,996)
Effect of exchange rates on cash and cash equivalents	1,809

Increase in cash and cash equivalents	$26,635

During the six months ended June 30, 2003, we generated $28.0 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation and amortization, accounted for $13.5 million of the cash provided by operating activities. Decreases in working capital and other assets provided $14.5 million of the cash provided by operating activities. Sustained efforts to reduce our inventory balances provided significant cash flow improvements. The $0.8 million provided by investing activities consisted principally of the $2.7 million proceeds from the sale of marketable securities offset by the $1.9 million used for the purchase of capital equipment. We used $4.0 million of cash in financing activities that included: a net $3.7 million reduction of debt balances; $1.1 million used to pay dividends to shareholders; offset by $0.8 million received from the exercise of stock options and conversion of restricted stock units (RSUs) for common shares. The effect of exchange rate changes on cash and cash equivalents increased cash balances by $1.8 million.

We have $1.5 million of marketable securities that are designated as available for sale and are readily convertible to cash should the need for additional working capital arise.

We anticipate that our capital expenditures for the year ended December 31, 2003 will be approximately $7.0 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of June 30, 2003 and December 31, 2002, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of June 30, 2003 and December 31, 2002, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of June 30, 2003 was 3.3:1 compared to 3.2:1 as of December 31 2002. Cash and cash equivalents were $65.0 million as of June 30, 2003 compared to $38.4 million as of December 31, 2002. Total debt as a percentage of total equity was 28.8% as of June 30, 2003 compared to 32.0% as of December 31, 2002.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 30, 2003 and December 31, 2002.

Beginning October 2002, we made the first of our $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes to $60.0 million, which mature in October 2006. Our next principal payment of $15.0 million is due in October 2003.

We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures and scheduled debt payments for at least the next 24 months.

Effect of Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” (“Statement No. 146”). Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The adoption of Statement No. 146 did not have a material impact on our reported consolidated results of operation or financial position.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November, 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the annual disclosure provisions as of December 31, 2002. We adopted the provisions for initial recognition and measurement during the first quarter of 2003. We do offer warranties, however, the returns and repair costs incurred under warranty have been immaterial. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN No. 46 has not, and is not expected to have, a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We do not believe that the adoption of Statement No. 149 will have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, we have determined that the adoption of this statement will not have a material effect on our consolidated financial statements or disclosures.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2003, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of June 30, 2003. Based upon the expected levels of borrowings under our credit facility in 2003, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three-month period ended June 30, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of June 30, 2003, we had forward contracts to sell foreign currencies with a face value of $0.4 million. These contracts mature from July to December 2003.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that may adversely affect our results of operations. We manage this risk by offsetting increases in commodity prices with increased sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process.

ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act (“Exchange Act”) of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as we deem appropriate. There has been no change in our internal controls over financial reporting during the period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York and Texas, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants do seek specified compensatory and punitive damages in which each plaintiff typically seeks millions or tens of millions of dollars in damages against the aggregate of defendants.

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

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. In all such cases, however, we either have resolved our participation for amounts that are both immaterial to us and covered by applicable insurance or have the right to indemnification from the prior owners of the affected subsidiaries.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 30, 2003 and December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on April 24, 2003. The proposals in front of the Stockholders and the results of voting on such proposals were as noted below.

(b)	Election of Directors: the following persons were elected as Class I directors for a three-year term expiring at the Annual Meeting held after conclusion of the 2005 fiscal year: The voting results were as follows:

	VOTES FOR	VOTES WITHHELD
David F. Dietz	11,481,084	1,319,876
Douglas M. Hayes	12,762,423	38,537
Thomas E. Naugle	12,762,423	38,537

(c)	Ratification of Independent Auditors: The selection of KPMG LLP as our independent auditors for fiscal year 2003 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
12,746,908	51,076	2,976

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

9	Voting Trust Agreements:

9.1	The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

Exhibit No.	Description and Location

Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b)    Reports on Form 8-K

The registrant furnished the following current reports on Form 8-K during the period covered by this report:

1.	Report filed April 24, 2003 pursuant to Item 12, Results of Operations and Financial Condition regarding a press release issued on April 23, 2003 relative to the Registrant’s financial performance and results for the first quarter of fiscal year 2003.

2.	Report filed May 7, 2003 amending the current report on Form 8-K filed on April 24, 2003.

(c)    Exhibit Index

See Item 6(a)(1) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: August 6, 2003	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer Principal Executive Officer

Date: August 6, 2003	/s/ KENNETH W. SMITH
Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer Principal Financial Officer

Date: August 6, 2003	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere Vice President, Corporate Controller and Assistant Treasurer Principal Accounting Officer