Form 10-Q
period 2003-09-30
CIRCOR INTERNATIONAL INC
filed 2003-11-10
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 15,287,045 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,847	$38,382
Marketable securities	—	4,064
Trade accounts receivable, less allowance for doubtful accounts of $2,176 and $2,041, respectively	62,286	56,130
Inventories	97,770	110,287
Prepaid expenses and other current assets	5,354	4,262
Deferred income taxes	6,054	5,884

Total Current Assets	246,311	219,009
PROPERTY, PLANT AND EQUIPMENT, NET	64,102	64,365
OTHER ASSETS:
Goodwill	101,703	100,419
Intangibles, net	1,620	1,957
Other assets	4,395	4,984

TOTAL ASSETS	$418,131	$390,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,820	$26,769
Accrued expenses and other current liabilities	19,161	14,715
Accrued compensation and benefits	5,294	5,252
Income taxes payable	4,449	2,801
Notes payable and current portion of long-term debt	16,768	18,596

Total Current Liabilities	77,492	68,133
LONG-TERM DEBT, NET OF CURRENT PORTION	58,333	59,394
DEFERRED INCOME TAXES	4,074	3,934
OTHER NONCURRENT LIABILITIES	10,399	10,605
MINORITY INTEREST	4,582	5,009
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,281,335 and 15,107,850 issued and outstanding, respectively	153	151
Additional paid-in capital	205,862	203,952
Retained earnings	50,109	39,200
Accumulated other comprehensive income	7,127	356

Total Shareholders’ Equity	263,251	243,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$418,131	$390,734

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$86,661	$83,092	$263,048	$245,095
Cost of revenues	61,801	59,052	186,445	171,890

GROSS PROFIT	24,860	24,040	76,603	73,205
Selling, general and administrative expenses	16,788	16,361	53,545	49,882
Special charges.	271	—	271	745

OPERATING INCOME	7,801	7,679	22,787	22,578

Other (income) expense:
Interest income	(192)	(246)	(495)	(819)
Interest expense	1,512	2,001	4,625	5,996
Other (income) expense, net	(362)	34	(1,054)	(246)

Total other expense	958	1,789	3,076	4,931

INCOME BEFORE INCOME TAXES	6,843	5,890	19,711	17,647
Provision for income taxes	2,464	2,120	7,096	6,353

NET INCOME	$4,379	$3,770	$12,615	$11,294

Earnings per common share:
Basic	$0.29	$0.25	$0.83	$0.75
Diluted	$0.28	$0.24	$0.81	$0.73
Weighted average number of common shares outstanding:
Basic	15,237	15,091	15,177	15,003
Diluted	15,812	15,511	15,620	15,543
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$12,615	$11,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,511	7,869
Amortization	223	232
Compensation expense of stock based plans	203	249
Loss on write-off of property, plant and equipment	30	325
Deferred income taxes (benefit)	(3)	62
Gain on sale of marketable securities	(64)	—
Loss on disposal of property, plant and equipment	43	19
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(3,773)	5,270
Inventories	15,758	(9,574)
Prepaid expenses and other assets	(192)	(466)
Accounts payable, accrued expenses and other liabilities	7,372	6,662

Net cash provided by operating activities	39,723	21,942

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,793)	(3,164)
Proceeds from the disposal of property, plant and equipment	38	30
Proceeds from the sale of marketable securities	4,128	—
Business acquisitions, net of cash acquired	—	(2,328)
Purchase price adjustment on previous acquisitions	—	1,088
Other	(17)	(56)

Net cash used in investing activities	(1,644)	(4,430)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	810	1,577
Payments of long-term debt	(3,924)	(7,086)
Dividends paid	(1,706)	(1,688)
Proceeds from the exercise of stock options	1,102	2,107
Conversion of restricted stock units	351	132

Net cash used in financing activities	(3,367)	(4,958)

Effect of exchange rate changes on cash and cash equivalents	1,753	133

INCREASE IN CASH AND CASH EQUIVALENTS	36,465	12,687
Cash and cash equivalents at beginning of year	38,382	57,010

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,847	$69,697

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$5,057	$2,176
Interest expense	$3,030	$5,002

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

	Three Months Ended September 30,
	2003	2002
Net income	$4,379	$3,770
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	218	127

Pro forma net income as if the fair value based method had been applied to all awards	$4,161	$3,643

Earnings per common share (as reported):
Basic	$0.29	$0.25
Diluted	$0.28	$0.24
Pro forma earnings per common share:
Basic	$0.27	$0.24
Diluted	$0.26	$0.23

	Nine Months Ended September 30,
	2003	2002
Net income	$12,615	$11,294
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	640	442

Pro forma net income as if the fair value based method had been applied to all awards	$11,975	$10,852

Earnings per common share (as reported):
Basic	$0.83	$0.75
Diluted	$0.81	$0.73
Pro forma earnings per common share:
Basic	$0.79	$0.72
Diluted	$0.77	$0.70

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

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued in November, 2002. FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the annual disclosure provisions as of December 31, 2002. We adopted the provisions for initial recognition and measurement during the first quarter of 2003. We do offer warranties, however, the returns and repair costs incurred under warranty have been immaterial. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

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

In April 2003, FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. We believe that the adoption of Statement No. 149 will not have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements or disclosures.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(3)	Inventories

Inventories consist of the following (In thousands):

	September 30, 2003	December 31, 2002
Raw materials	$36,636	$44,065
Work in process	29,579	26,480
Finished goods	31,555	39,742

	$97,770	$110,287

(4)	Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“Statement No. 142”), goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002.

The following table shows goodwill, by segment, as of September 30, 2003 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2002	$88,472	$11,947	$100,419
Adjustments to preliminary purchase price allocation	(54)	—	(54)
Currency translation adjustments	931	407	1,338

Goodwill as of September 30, 2003	$89,349	$12,354	$101,703

The table below presents gross intangible assets and the related accumulated amortization as of September 30, 2003 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$2,935	$(2,658)
Trademarks and trade names	1,613	(1,178)
Land use rights	1,180	(272)
Other	149	(149)

Total	$5,877	$(4,257)

Net carrying value of intangible assets	$1,620

The table below presents estimated annual amortization expense for intangible assets recorded as of September 30, 2003 (In thousands):

	2003	2004	2005	2006	2007	After 2007
Estimated annual amortization expense	$292	$152	$139	$128	$60	$1,072

(5)	Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended September 30, 2003
Net revenues	$47,132	$39,529	$—	$86,661
Intersegment revenues	258	35	(293)	—
Operating income (loss)	5,351	4,309	(1,859)	7,801
Interest income				(192)
Interest expense				1,512
Other income, net				(362)

Income before income taxes				6,843

Identifiable assets	262,288	158,289	(2,446)	418,131
Capital expenditures	1,245	2,693	2	3,940
Depreciation and amortization	1,455	1,011	86	2,552

Three Months Ended September 30, 2002
Net revenues	$45,886	$37,206	$—	$83,092
Intersegment revenues	408	21	(429)	—
Operating income (loss)	6,845	2,701	(1,867)	7,679
Interest income				(246)
Interest expense				2,001
Other expense, net				34

Income before income taxes				5,890

Identifiable assets	289,673	168,079	(53,462)	404,290
Capital expenditures	554	560	106	1220
Depreciation and amortization	1,395	1,054	77	2,526

Nine Months Ended September 30, 2003
Net revenues	$147,214	$115,834	$—	$263,048
Intersegment revenues	886	82	(968)	—
Operating income (loss)	17,692	10,488	(5,393)	22,787
Interest income				(495)
Interest expense				4,625
Other income, net				(1,054)

Income before income taxes				19,711

Identifiable assets	262,288	158,289	(2,446)	418,131
Capital expenditures	2,034	3,644	115	5,793
Depreciation and amortization	4,413	3,078	243	7,734

Nine Months Ended September 30, 2002
Net revenues	$140,269	$104,826	$—	$245,095
Intersegment revenues	1,264	38	(1,302)	—
Operating income (loss)	22,590	5,795	(5,807)	22,578
Interest income				(819)
Interest expense				5,996
Other income, net				(246)

Income before income taxes				17,647

Identifiable assets	289,673	168,079	(53,462)	404,290
Capital expenditures	1,455	1,587	122	3,164
Depreciation and amortization	4,693	3,180	228	8,101

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

All intercompany transactions have been eliminated. Identifiable assets at September 30, 2003, presented in the above table, include intercompany capital transactions and reclassifications that were recorded subsequent to the balances presented in our Annual Report filed on Form 10-K. The intercompany capital transactions included ownership reorganizations that were implemented in conjunction with our tax minimization strategy.

(6)	Special Charges

We have incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/ Exit Costs	Total
Balance as of December 31, 2001	$46	$68	$114
Charges	—	453	453
Non-cash utilization (write-off of fixed assets)	—	(260)	(260)
Cash payments	(46)	(87)	(133)

Balance as of March 31, 2002	—	174	174
Charges	206	86	292
Cash payments	(140)	(86)	(226)

Balance as of June 30, 2002	66	174	240
Cash payments	—	(156)	(156)

Balance as of December 31, 2002	66	18	84
Cash payments	(43)	(7)	(50)

Balance as of March 31, 2003	23	11	34
Cash payments	(10)	—	(10)

Balance as of June 30, 2003	13	11	24
Charges	258	13	271
Cash payments	(35)	(13)	(48)

Balance as of September 30, 2003	$236	$11	$247

Special charges of $0.3 million incurred during the three months ended September 30, 2003 were related to the announced closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment. As a result of this action, 69 employee positions will be terminated. There were no special charges incurred during the three months ended September 30, 2002. Special charges for the nine months ended September 30, 2002 totaled $0.7 million and were related only to the Petrochemical Products segment. These charges included a write-down of fixed assets of $0.3 million that was included in the facility and exit costs incurred for the nine months ended September 30, 2002. The remaining accrued costs at September 30, 2003 are expected to be paid within the current fiscal year.

(7)	Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended September 30,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,379	15,237	$0.29	$3,770	15,091	$0.25
Dilutive securities, principally common stock options	—	575	(0.01)	—	420	(0.01)

Diluted EPS	$4,379	15,812	$0.28	$3,770	15,511	$0.24

	Nine Months Ended September 30,
	2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$12,615	15,177	$0.83	$11,294	15,003	$0.75
Dilutive securities, principally common stock options	—	443	(0.02)	—	540	(0.02)

Diluted EPS	$12,615	15,620	$0.81	$11,294	15,543	$0.73

Options to purchase 5,000 shares of our common stock at an exercise price of $19.75 per share were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 because the exercise price was more than the average market price of our common stock during the periods. All outstanding options at September 30, 2002 were included in the computation of diluted earnings per share for the three and nine month periods then ended.

(8)	Derivative Financial Instruments

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended September 30, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net gains from foreign currency transactions of $0.3 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively, and net gains of $0.9 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, we had one outstanding open forward contract to sell foreign currency with a face value of $0.5 million. This contract matures in December 2003.

(9)	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consists of the following (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$4,379	$3,770	$12,615	$11,294
Minimum pension liability	—	(1,349)	—	(1,349)
Cumulative translation adjustments	164	(1,479)	6,788	2,981
Unrealized net losses—marketable securities	(45)	—	(17)	—

Total comprehensive income	$4,498	$942	$19,386	$12,926

(10)	Commitments and Contingencies

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island and Texas, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

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

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs has concluded its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the federal customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $10.3 million at September 30, 2003. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to seven years from September 30, 2003.

The following table contains information related to standby letters of credit instruments outstanding as of September 30, 2003 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$8,136
Greater than 12 months	2,206

Total	$10,342

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

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are reasonably probable and estimable at this time.

ITEM 2.    MANAGEMEN T’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, our continued success in winning orders for large oil and gas projects, variability of raw material and component pricing, our ability to lower inventory levels and minimize unabsorbed manufacturing costs, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the impact of present or future import-export laws, the potential impairment of recorded goodwill, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current middle eastern affairs and the after-affects, and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2003. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In December 2001, the U.S. Securities and Exchange Commission, or the Commission, requested that all registrants discuss their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Commission indicated that a “critical accounting policy” is one that is both important to the portrayal of our financial condition and operating results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report filed on Form 10-K on March 12, 2003. The following critical accounting policies were selected because they are broadly applicable within our operating units and require the greatest use of estimates and judgment by management. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments. Not all significant accounting policies, however, require us to make difficult, subjective or complex judgments or estimates. We believe that our accounting policies related to revenue recognition, allowance for sales returns and doubtful accounts, inventories, impairment of long-lived assets, income taxes, and other reserves as described below are “critical accounting estimates and judgments”.

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of the lower of cost or market value of inventory are determined at the operating unit level and are evaluated periodically. Estimates for obsolescence or unmarketable inventory are maintained based on current economic conditions, historical sales quantities and future sales prospects and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $0.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. There has been no change to the valuation allowance for the three and nine months ended September 30, 2003. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				% Change
	2003		2002
	(Dollars in thousands)
Net revenues	$86,661	100.0%	$83,092	100.0%	4.3%
Cost of revenues	61,801	71.3	59,052	71.1	4.7

Gross profit	24,860	28.7	24,040	28.9	3.4
Selling, general and administrative expenses	16,788	19.4	16,361	19.7	2.6
Special charges	271	0.3	—	0.0	n/a

Operating income	7,801	9.0	7,679	9.2	1.6
Other (income) expense:
Interest expense, net	1,320	1.5	1,755	2.1	(24.8)
Other (income) expense, net	(362)	(0.4)	34	—	(1164.7)

Income before income taxes	6,843	7.9	5,890	7.1	16.2
Provision for income taxes	2,464	2.8	2,120	2.6	16.2

Net income	$4,379	5.1%	$3,770	4.5%	16.2%

Net revenues for the three months ended September 30, 2003 increased by $3.6 million, or 4.3%, to $86.7 million from $83.1 million for the three months ended September 30, 2002. The increase in net revenues for the three months ended September 30, 2003 was attributable to the following:

	Three Months Ended September 30,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$47,132	$45,886	$1,246	$2,872	$(2,884)	$1,258
Petrochemical	39,529	37,206	2,323	—	(421)	2,744

Total	$86,661	$83,092	$3,569	$2,872	$(3,305)	$4,002

The Instrumentation and Thermal Fluid Controls Products segment accounted for 54.4% of net revenues for the three months ended September 30, 2003 compared to 55.2% for the three months ended September 30, 2002. The Petrochemical Products segment accounted for 45.6% of net revenues for the three months ended September 30, 2003 compared to 44.8% for the three months ended September 30, 2002. Revenues in both segments have been affected by continued weak economic conditions in many of the markets we serve. The change in the composition of revenues was also influenced by the incremental revenues added from the October 2002 acquisitions of Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“USPP”) in the Instrumentation and Thermal Fluid Controls Products segment, as well as the growth in certain markets served by our Petrochemical Products segment. During 2002 and continuing in 2003, our Petrochemical Products segment began winning an increasing number of orders for large, international oil and gas projects, a trend we currently expect will continue through the remainder of 2003 and into the first half of 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $1.2 million, or 2.7%, to $47.1 million for the three months ended September 30, 2003 as compared to $45.9 million for the three months ended September 30, 2002. Product revenues increased by $2.9 million due to the incremental revenue generated by the Tomco and USPP acquisitions and also by approximately $1.3 million due to the effect of favorable foreign exchange rates changes. These increases were partially offset by a $2.9 million decrease in product revenue for steam valve products in the general industrial, power generation and military markets, and to a lesser extent, in commercial HVAC markets compared to revenues for the three months ended September 30, 2002. Petrochemical Products revenues increased by $2.3 million, or 6.2%, to $39.5 million for the three months ended September 30, 2003 as compared to $37.2 million for the three months ended September 30, 2002. We recognized revenue increases for this segment as a result of: a $3.3 million increase in our overseas businesses largely the result of higher volume product shipments and improved pricing for large, international oil and gas projects predominately in land and sub-sea natural gas applications, distribution pipelines, liquid natural gas production; and $2.7 million in increased revenues from favorable foreign exchange rate changes. However, revenues from our North American businesses continue to be weak and decreased $3.7 million, largely the result of delayed spending by oil and gas drillers and producers and lower revenues from Asian and South American projects.

Gross profit increased $0.8 million, or 3.4%, to $24.9 million for the three months ended September 30, 2003 from $24.0 million for the three months ended September 30, 2002. Gross margin decreased to 28.7% for the three months ended September 30, 2003 compared to 28.9% for the three months ended September 30, 2002. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $0.5 million. The net decrease consisted of a $1.9 million gross profit reduction from ongoing operations; partially offset by a $1.1 million incremental increase generated by the Tomco and USPP acquisitions and a $0.3 million increase from favorable foreign exchange rate changes realized by our European operations. The gross profit and gross margin from ongoing operations in this segment was unfavorably affected as a result of: lower sales volume in certain markets; a shift in the mix of sales to lower margin products and fewer sales into higher margin commercial aerospace, medical OEM, and HVAC markets; selective competitively-bid projects that included lower product pricing; and increased unabsorbed manufacturing costs largely due to scaling back production in conjunction with our ongoing efforts to lower inventory levels. Gross profit for the Petrochemical Products segment increased $1.3 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase in gross profit was a result of $0.6 million from ongoing operations and $0.7 million from favorable foreign exchange rate changes realized by our European and Canadian operations. Gross profit and gross margins in this segment were positively impacted due to increased international oil and gas project shipment volume and pricing from our overseas businesses, and reduced costs of sales resulting from our international sourcing program. These gains were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce inventory levels in our North American manufacturing operations. We intend to continue to reduce our inventory in both segments; therefore, we expect to incur additional unabsorbed production costs. We also expect that the favorable effect from the increase in foreign sourced, lower cost inventory should enable us to continue to gradually improve our gross profit and gross margins.

Selling, general and administrative expenses increased $0.4 million, or 2.6%, to $16.8 million, or approximately 19.4% of net revenues for the three months ended September 30, 2003 from $16.4 million, or approximately 19.7% of net revenues for the three months ended September 30, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.7 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This net increase was the result of: $0.8 million in incremental expense incurred by Tomco and USPP, acquired in October 2002; a $0.2 million increase due to changes in foreign exchange rates and a $0.3 million decrease in commissions and variable expenses for compensation, marketing, and general administrative costs. Selling, general and administrative expenses for the Petrochemical Products segment decreased by approximately $0.3 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This net decrease was principally due a net $0.5 million reduction in expenses partially offset by $0.2 million of higher costs due to changes in foreign currency exchange rates. The net decrease in operating expenses was principally due to lower commission and insurance expenses partially offset by higher legal costs. Corporate expenses for the three months ended September 30, 2003 and 2002 remain unchanged at $1.9 million, however, lower costs for certain insurance were offset by increased professional fees and higher corporate governance costs. We expect a moderate increase in corporate expenses over the next several quarters due to the costs associated with the implementation of certain corporate governance programs to comply with recent legislation.

Special charges of $0.3 million were recognized for the three months ended September 30, 2003. There were no special charges incurred during the three months ended September 30, 2002. The special charges of $0.3 million related to severance costs for 69 employees. These charges are associated with the announced closure of our Tomco manufacturing facility in Painesville, Ohio and the planned consolidation of its operation into our existing Hoke manufacturing plant in Spartanburg, South Carolina. The accrued liability for severance and exit costs to be paid subsequent to September 30, 2003 is $0.2 million. We anticipate that an additional $0.7 million in special charges will be incurred and recorded during the fourth quarter of 2003, exclusive of any gain or loss on the sale of the real estate property, in connection with the closure and consolidation of the Tomco operation.

The change in operating income for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was as follows:

	Three Months Ended September 30,		Total	Acquisitions Operations		Foreign Exchange
Segment	2003	2002	Change
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,351	$6,845	$(1,494)	$142	$(1,694)	$58
Petrochemical	4,309	2,701	1,608	—	1,173	435
Corporate	(1,859)	(1,867)	8	—	8	—

Total	$7,801	$7,679	$122	$142	$(513)	$493

Operating income increased $0.1 million, or 1.6%, to $7.8 million for the three months ended September 30, 2003 from $7.7 million for the three months ended September 30, 2002. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $1.5 million, or 21.8%, for this same period. This decrease was primarily attributable to: lower sales of product into general industrial, military, power generation, medical OEM, aerospace, and to a lesser extent, HVAC markets; increased unabsorbed manufacturing costs; partially offset by the incremental contributions from the Tomco and USPP acquisitions and the favorable effect of foreign currency exchange rate changes. Operating income for the Petrochemical Products segment increased $1.6 million, or 59.5% for the three months ended September 30, 2003, primarily due to increased product shipments and improved pricing of large, international oil and gas projects from our overseas businesses; reduced costs of sales resulting from our international sourcing program; and favorable foreign exchange rate changes, partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs.

Interest expense, net, decreased $0.4 million to $1.3 million for the three months ended September 30, 2003 compared to approximately $1.7 million for the three months ended September 30, 2002. The $0.5 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased by less than $0.1 million to $0.2 million for the three months ended September 30, 2003 compared to approximately $0.3 million for the three months ended September 30, 2002. This decrease is primarily the result of the current year lower interest rate environment.

Net other (income) expense, decreased $0.4 million from a net expense of less than $0.1 million for the three months ended September 30, 2003 to a $0.4 million net income for the three months ended September 30, 2002, largely the result of $0.2 million in foreign exchange gains and approximately $0.1 million in gains on the sale of marketable securities.

The effective tax rate for the three months ended September 30, 2003 and 2002 remained unchanged at 36.0%.

Net income increased $0.6 to $4.4 million for the three months ended September 30, 2003 compared to $3.8 million for the three months ended September 30, 2002. This net increase is primarily attributable to: incremental product volume, pricing and higher margin product revenues recognized on the sale of products for large, international oil and gas projects; product cost reductions in our Petrochemical Products segment; lower net interest expense; the incremental income generated by the Tomco and USPP acquisitions; and the favorable effect of foreign exchange rate gains; partially offset by reduced gross profit resulting from lower sales in certain markets and the unabsorbed manufacturing costs we recognized in both of our segments.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,				% Change
	2003		2002
	(Dollars in thousands)
Net revenues	$263,048	100.0%	$245,095	100.0%	7.3%
Cost of revenues	186,445	70.9	171,890	70.1	8.5

Gross profit	76,603	29.1	73,205	29.9	4.6
Selling, general and administrative expenses	53,545	20.3	49,882	20.4	7.3
Special charges	271	0.1	745	0.3	(63.6)

Operating income	22,787	8.7	22,578	9.2	0.9
Other (income) expense:
Interest expense, net	4,130	1.6	5,177	2.1	(20.2)
Other income, net	(1,054)	(0.4)	(246)	(0.1)	328.5

Income before income taxes	19,711	7.5	17,647	7.2	11.7
Provision for income taxes	7,096	2.7	6,353	2.6	11.7

Net income	$12,615	4.8%	$11,294	4.6%	11.7%

Net revenues for the nine months ended September 30, 2003 increased by approximately $18.0 million, or 7.3%, to $263.0 million from $245.1 million for the nine months ended September 30, 2002. The increase in net revenues for the nine months ended September 30, 2003 was attributable to the following:

	Nine Months Ended September 30,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$147,214	$140,269	$6,945	$8,980	$(6,903)	$4,868
Petrochemical	115,834	104,826	11,008	—	2,702	8,306

Total	$263,048	$245,095	$17,953	$8,980	$(4,201)	$13,174

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.0% of net revenues for the nine months ended September 30, 2003 compared to 57.2% for the nine months ended September 30, 2002. The Petrochemical Products segment accounted for 44.0% of net revenues for the nine months ended September 30, 2003 compared to 42.8% for the nine months ended September 30, 2002. Revenues in both segments have been affected by continued weak economic conditions in many of the markets we serve, such as: general industrial, aerospace, military, medical OEMs, HVAC, power generation, chemical and small project domestic oil and gas markets. The change in the composition of revenues was also influenced by the current year incremental revenues added from the October 2002 acquisitions of Tomco and USPP in the Instrumentation and Thermal Fluid Controls Products segment, as well as the growth in certain markets served by our Petrochemical Products segment. During 2002 and continuing in 2003, our Petrochemical Products segment began winning an increasing number of orders for large, international oil and gas projects, a trend we currently expect will continue through the remainder of 2003 and into the first half of 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $6.9 million, or 5.0%, to $147.2 million for the nine months ended September 30, 2003 as compared to $140.3 million for the nine months ended September 30, 2002. Product revenues increased by $9.0 million in the general industrial markets due to the incremental revenue generated by the Tomco and USPP acquisitions and also by $4.9 million due to the effect of favorable foreign exchange rates changes. These increases were partially offset by: a $4.0 million net decrease in sales to general industrial, power generation, military, commercial HVAC markets, chemical, medical OEM, power and aerospace, partially offset by a modest increase in European steam markets when compared to revenues for the nine months ended September 30, 2002. Petrochemical Products revenues increased by $11.0 million, or 10.5%, to $115.8 million for the nine months ended September 30, 2003 as compared to $104.8 million for the nine months ended September 30, 2002.

The net increase in revenues for this segment was primarily the result of a $8.3 million of favorable foreign exchange rate changes affecting revenues and a $7.6 million increase in our overseas businesses largely the result of higher volume product shipments and pricing for large, international oil and gas projects by our Italian operation, and a $0.6 million increase in revenues generated by our Chinese joint venture company. These increases were partially offset by a decrease in product revenues from our North American operations of $4.7 million. International markets remained strong for our products used in projects for the: production of oil and gas reserves, both on land and sub-sea; expansion of distribution pipelines; and for liquid natural gas production facilities. Revenues from North American businesses continued to be weak, largely the result of delayed spending by oil and gas drillers and producers and lower project sales to Asia and South America. However, an increase in the “rig count” in western Canada during the last three to five months provides some optimism that our North American operations may experience seasonally higher fourth quarter revenues for this market.

Gross profit increased $3.4 million, or 4.6%, to $76.6 million for the nine months ended September 30, 2003 from $73.2 million for the nine months ended September 30, 2002. Gross margin decreased to 29.1% for the nine months ended September 30, 2003 compared to 29.9% for the nine months ended September 30, 2002. Gross profit from the Instrumentation and Thermal Fluid Controls Products segment decreased $1.2 million. The net decrease consisted of a $6.2 million gross profit reduction from ongoing operations; partially offset by the $3.7 million incremental increase generated by the Tomco and USPP acquisitions and a $1.3 million increase from favorable foreign exchange rate changes realized by our European operations. The gross profit and gross margin for ongoing operations in this segment were unfavorably affected as a result of: lower sales volume in certain markets; a shift in the mix of sales to lower margin products and fewer sales into higher margin commercial aerospace, medical OEM and HVAC markets; selective competitively-bid projects that included lower product pricing, and increased unabsorbed manufacturing costs largely due to scaling back production in conjunction with our efforts to lower inventory levels. Gross profit for the Petrochemical Products segment increased $4.6 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in gross profit was a result of $2.4 million from ongoing operations and a $2.2 million increase from favorable foreign exchange rate changes realized by our European and Canadian operations. Gross profit and gross margins in this segment were positively impacted due to: increased international oil and gas project shipment volume and improved pricing in our overseas businesses; and reduced costs of sale resulting from our foreign sourcing program. These improvements in gross profit were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce our inventory levels in our North American manufacturing operations. We intend to continue to reduce our inventory in both segments; therefore, we expect to incur additional unabsorbed production costs. We also expect that the favorable effect from the increase in foreign sourced, lower cost inventory should enable us to continue to gradually improve gross profit and gross margins.

Selling, general and administrative expenses increased $3.7 million, or 7.3%, to approximately $53.5 million, or 20.3% of net revenues for the nine months ended September 30, 2003 from $49.9 million, or 20.4% of net revenues for the nine months ended September 30, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $3.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This net increase was the result of $2.4 million in incremental expense due to our acquisitions of Tomco and USPP, a $1.0 million increase due to changes in foreign exchange rates. Increased variable compensation costs and legal fees were offset by decreases in certain insurance and commission costs. Selling, general and administrative expenses for the Petrochemical Products segment increased by $0.7 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was the result of a $0.9 million increase due to changes in foreign currency exchange rates and a net $0.2 million decrease due to: a reduced cost structure resulting from our prior year manufacturing plant consolidation efforts, decrease in certain insurance costs, a disciplined reduction in discretionary spending, partially offset by higher variable sales commission and legal costs. Corporate expenses decreased by $0.4 million to $5.4 million for the nine months ended September 30, 2003 from $5.8 million for the nine months ended September 30, 2002. The decrease in corporate expenses principally resulted from decreased corporate development costs, reductions in certain insurance and benefits costs, partially offset by an increase in variable compensation costs and higher corporate governance costs. We expect an increase in corporate expenses over the next several quarters principally due to the costs associated with the implementation of certain corporate governance programs incurred to comply with recent legislation.

Special charges for the nine months ended September 30, 2003 decreased approximately $0.4 million to $0.3 million for the nine months ended September 30, 2003, compared to the $0.7 million recognized during the nine months ended September 30, 2002. Special charges for the nine months ended September 30, 2003 consisted of $0.3 million of severance costs for 69 employees. These charges are associated with the announced closure of our Tomco manufacturing facility in Painesville, Ohio and the planned consolidation of its operation into our existing Hoke manufacturing plant in Spartanburg, South Carolina. Special charges of $0.7 million were incurred in the Petrochemical Products segment for the nine months ended September 30, 2002 and were associated with the closure, consolidation and reorganization of certain North American manufacturing operations. These charges consisted of $0.3 million in write-offs of manufacturing equipment assets, $0.2 million of severance costs for 16 employees and $0.2 million of exit costs principally related to leased facilities that were closed. The accrued liability for severance and exit costs to be paid subsequent to September 30, 2003 is $0.2 million. We anticipate that an additional $0.7 million in special charges will be incurred and recorded during the fourth quarter of 2003, exclusive of any gain or loss on the sale of the real estate, in connection with the closure and consolidation of the Tomco operation.

The change in operating income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was as follows:

	Nine Months Ended September 30,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2003	2002
	(In thousands)
Instrumentation & Thermal Fluid Controls	$17,692	$22,590	$(4,898)	$1,059	$(6,289)	$332
Petrochemical	10,488	5,795	4,693	—	3,451	1,242
Corporate	(5,393)	(5,807)	414	—	414	—

Total	$22,787	$22,578	$209	$1,059	$(2,424)	$1,574

Operating income increased $0.2 million, or 0.9%, to $22.8 million for the nine months ended September 30, 2003 from $22.6 million for the nine months ended September 30, 2002. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $4.9 million, or 21.78%, for this same period. This decrease was primarily attributable to: lower sales of product into general industrial, medical OEM, HVAC, and power generation markets; a shift in the mix of sales to lower margin products, selective competitively-bid projects that included lower product pricing, increased unabsorbed manufacturing costs; partially offset by the incremental contributions from the Tomco and USPP acquisitions and the favorable effect of foreign currency exchange rate changes. Operating income for the Petrochemical Products segment increased $4.7 million, or 81.0%, for the nine months ended September 30, 2003, primarily due to increased product shipments and pricing for large, international oil and gas projects in our overseas businesses; reduced costs of revenues resulting from the international sourcing program and favorable foreign exchange rate changes. These gains were partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Lower corporate spending, primarily for corporate development, also contributed to the improved operating income.

Interest expense, net, decreased $1.0 million to $4.1 million for the nine months ended September 30, 2003 compared to approximately $5.2 million for the nine months ended September 30, 2002. The $1.4 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased $0.3 million to $0.5 million for the nine months ended September 30, 2003 compared to $0.8 million for the nine months ended September 30, 2002. This decrease is the result of lower average levels of cash on hand during the current year, due to the prior year fourth quarter acquisitions of Tomco and USPP for cash. Additionally, the current year lower interest rate environment has also affected the returns on invested cash.

Other income, net, increased $0.8 million from income of $0.2 million for the nine months ended September 30, 2002 to approximately $1.1 for the nine months ended September 30, 2003. The change was primarily the result of $0.5 million of higher current year foreign currency exchange gains and approximately $0.1 million in gains on the sale of marketable securities.

The effective tax rate for the nine months ended September 30, 2003 and 2002 remained unchanged at 36.0%.

Net income increased $1.3 to $12.6 million for the nine months ended September 30, 2003 compared to $11.3 million for the nine months ended September 30, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by the Tomco and USPP acquisitions; and lower net interest expense; partially offset by reduced gross profit and gross margins due to lower sales in certain markets and unabsorbed manufacturing costs.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the nine months ended September 30, 2003 (In thousands):

Cash flow from:
Operating activities	$39,723
Investing activities	(1,644)
Financing activities	(3,367)
Effect of exchange rates on cash and cash equivalents	1,753

Increase in cash and cash equivalents	$36,465

During the nine months ended September 30, 2003, we generated $39.7 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation and amortization, accounted for $20.5 million of the cash provided by operating activities. Decreases in working capital and other assets provided $19.2 million of the cash provided by operating activities. Sustained efforts to reduce our inventory balances provided significant cash flow improvements. The $1.6 million used by investing activities consisted principally of the $4.1 million proceeds from the sale of marketable securities offset by the $5.8 million used for the purchase of capital equipment. We used $3.4 million of cash in financing activities that included: a net $3.1 million reduction of debt balances; $1.7 million used to pay dividends to shareholders; offset by $1.4 million received from the exercise of stock options and conversion of restricted stock units (RSUs) for common shares. The effect of exchange rate changes on cash and cash equivalents increased cash balances by $1.8 million.

We anticipate that our capital expenditures for the year ended December 31, 2003 will be approximately $7.5 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of September 30, 2003 and December 31, 2002, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of September 30, 2003 and December 31, 2002, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of September 30, 2003 was 3.2:1 consistent with the ratio at December 31, 2002. Cash and cash equivalents were $74.8 million as of September 30, 2003 compared to $38.4 million as of December 31, 2002. Total debt as a percentage of total equity was 29.0% as of September 30, 2003 compared to 32.0% as of December 31, 2002.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 30, 2003 and December 31, 2002.

Beginning October 2002, we made the first of our $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes to $60.0 million, which mature in October 2006. Our next scheduled principal payment of $15.0 million was paid in October 2003 reducing our outstanding balance to $45.0 million.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. We do not believe that the adoption of Statement No. 149 will have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements or disclosures.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RIS K

Interest Rate Risk

At September 30, 2003, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of September 30, 2003. Based upon the expected levels of borrowings under our revolving credit facility in 2003, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three-month period ended September 30, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of September 30, 2003, we had one outstanding forward contract to sell foreign currency with a face value of $0.5 million. This contract matures in December 2003.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not material. We do not use derivative financial instruments for trading or speculative purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and we have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that may adversely affect our results of operations. We manage this risk by offsetting increases in commodity prices with increased sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process.

ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act (“Exchange Act”) of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider making changes in future evaluations of the effectiveness of such controls and procedures, as we deem appropriate. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to

400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island and Texas, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

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

As we previously have disclosed, we learned on July 12, 2000 that the United States Customs Service (“Customs”) had commenced an investigation to determine whether our subsidiary KF Industries, Inc. (“KF”) was then in compliance with country of origin marking requirements on those valves that KF imports from sources in the People’s Republic of China including our joint venture there. We believe that Customs has concluded its investigation and are hopeful that we will be able to achieve resolution of this matter in the near future. In this regard, although we continue to believe that any such resolution will not result in any material financial impact, we cannot provide any assurances regarding the timing or nature of such a resolution. Moreover, if the investigation were to prove that violations of the federal customs laws occurred, KF could be subjected to civil fines, forfeitures and (if such violations were determined to be intentional) criminal penalties, which could be material.

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

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are reasonably probable and estimable at this time.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 30, 2003 and December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.		Description and Location

2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1		Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3		Articles of Incorporation and By-Laws:

3.1		The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2		The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3		Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4		Instruments Defining the Rights of Security Holders, Including Debentures:

4.1		Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2		Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

Exhibits:

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b)    Reports on Form 8-K

The registrant furnished the following current reports on Form 8-K during the period covered by this report:

1.	Report filed July 25, 2003 on Form 8-K pursuant to Item 12, “Results of Operations and Financial Condition” regarding a press release issued on July 24, 2003 relative to the Registrant’s financial performance and results for the second quarter of fiscal year 2003.

(c)    Exhibit Index

See Item 6(a)(1) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: November 8, 2003	/s/ DAVID A. BLOSS, SR.

David A. Bloss, Sr. Chairman, President and Chief Executive Officer Principal Executive Officer

Date: November 8, 2003	/s/ KENNETH W. SMITH

Kenneth W. Smith Vice President, Chief Financial Officer and Treasurer Principal Financial Officer

Date: November 8, 2003	/s/ STEPHEN J. CARRIERE

Stephen J. Carriere Vice President, Corporate Controller and Assistant Treasurer Principal Accounting Officer