Form 10-K
period 2003-12-31
CIRCOR INTERNATIONAL INC
filed 2004-03-15
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.01 per share (registered on the New York Stock Exchange)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $270,472,264.

As of February 27, 2004, there were 15,307,527 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 22, 2004. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2003.

i

PART I

ITEM 1.    BUSINESS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, our continued success in winning orders for large oil and gas projects, variability of raw material and component pricing, our ability to lower inventory levels and minimize unabsorbed manufacturing costs, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, the ultimate outcome of various judicial and legal proceedings, the impact of present or future import-export laws, the potential impairment of recorded goodwill, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file periodic reports on Form 10-K and 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis and a Definitive Proxy Statement on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on their website at http://www.sec.gov. Additionally, our Form 10-Q and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investor Relations” hyperlink.

Our History

We were established by our former parent, Watts Water Technologies, Inc., formerly known as Watts Industries, Inc. (“Watts”), to continue to operate the former industrial, oil and gas businesses of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, information related to historical activities of our business units also includes time periods when such units constituted the former industrial, oil and gas businesses of Watts. In connection with the spin-off, our common stock was listed on the NYSE under the symbol “CIR” and we entered into agreements with Watts regarding licensing and tax sharing arrangements, benefits and indemnification matters. As used in this report, the terms “we,” “us,” “our,” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

Our Business

We design, manufacture and distribute a broad array of valves and related products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 14 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products. Our products are sold through more than 1,400 distributors servicing more than 10,000 customers in over 110 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group – The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipe fittings, control valves, relief valves, couplers, regulators, strainers and samplers. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; SART von Rohr; Rockwood Swendeman; SSI Equipment; Dopak Sampling Systems, Texas Sampling, Tomco Products and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products Group accounted for $200.8 million, or 55.9%, of our net revenues for the year ended December 31, 2003.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. (“SSI”) and added a wide variety of strainers to expand our industrial products line. This business was originally reported within the Petrochemical Products Group. However, in March 2002, we transferred SSI to the Instrumentation and Thermal Fluid Controls Products Group, to better reflect the products and markets that this business serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different as a result of this reclassification. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and affiliates (“RTK”) and Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for over 75 years. Due to the reputation of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of miniature instrumentation valves, we have acquired thirteen businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions included Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke, Inc. (“Hoke”) in July 1998, GO Regulator in April 1999, Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“U.S. Para Plate”) in October 2002, DQS International (“DQS”) in November 2003 and Texas Sampling, Inc. (“TSI”) in December 2003. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. Atkomatic makes heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. GO Regulator offers a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. Tomco produces a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. U.S. Para Plate develops and produces high-pressure valves and regulators for aerospace and military applications. DQS and TSI manufacture and sell analytical sampling products.

We significantly expanded the breadth of our instrumentation fluid control product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provides us with a leading line of Gyrolok® compression tube fittings, as well as instrumentation ball valves, plug valves, manifolds, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 56% of its revenues derived from outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We integrated the administrative and distribution activities of Circle Seal and Hoke to further reduce costs. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke and GO Regulator.

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

Petrochemical Products Group – The Petrochemical Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Petrochemical Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Petrochemical Products Group consists primarily of the following product brand names: KF Industries; KF Contromatics; Pibiviesse; KF Telford; and Suzhou KF Valve.

The Petrochemical Products Group accounted for $158.7 million, or 44.1%, of our net revenues for the year ended December 31, 2003.

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

We also own 60% of Suzhou KF Valve Company, Ltd. (“Suzhou KF Valve”), a joint venture located in Suzhou, People’s Republic of China. Suzhou KF Valve manufactures two-inch through twelve-inch carbon and stainless steel ball valves for us and for Suzhou Valve Factory, our joint venture partner. We sell products manufactured by Suzhou KF Valve to customers worldwide for oil and gas applications and outside the People’s Republic of China for industrial applications. Our joint venture partner and its related entities have exclusive rights to sell Suzhou KF Valve products for all industrial (i.e., non-oil and gas) applications within the People’s Republic of China and to certain customers outside the People’s Republic of China for oil and gas applications.

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

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group

Aerodyne Controls	Pneumatic manifold switches; mercury-free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive

Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles

CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing

Dopak Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries

GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Hoke	Compression tube fittings; pipefitting; instrument ball and needle valves; cylinders; cylinder valves; actuators	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut-off valves; steam water heaters	General industrial and power; maritime; chemical processing; HVAC

Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

Product Families	Principal Products	Primary Markets Served

Instrumentation and Thermal Fluid Controls Products Group – continued

RTK and SART	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical

Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

SSI Equipment	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Texas Sampling	Closed loop sampling systems	Refining and pharmaceutical

Tomco Products	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation

U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems

Petrochemical Products Group

KF Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing

KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission

KF Telford Engineered Products	Mud valves; pipeline closures, check valves and specialty gate valves	Oil and gas exploration; production; refining and transmission

Suzhou KF Valve	Flanged and floating ball valves	Oil and gas exploration; production; refining and transmission; chemical processing

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

Manufacturing

We have fully-integrated and highly automated manufacturing capabilities including machining operations, assembly and testing. We also purchase machined components and finished valves to supplement our internal manufacturing capacity and to lower our overall cost of less sophisticated valve products. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron and steel components. We believe that our fully-integrated manufacturing capabilities of critical components are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. We have implemented integrated software systems at our major locations to make operations more efficient and to improve communications with our suppliers and customers.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $6.8 million, $4.4 million, and $5.0 million on capital expenditures for the years ended December 31, 2003, 2002, and 2001, respectively. Depreciation expense for these periods was $9.6 million, $10.3 million, and $10.0 million, respectively.

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

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2003, 2002 and 2001, were $2.4 million, $2.8 million, and $2.6 million, respectively.

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

The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; Samson AG; Spirax-Sarco Engineering plc; Masonneilan; Flowseal (a division of Crane Co.); and Fisher (a division of Emerson Process Management).

The primary competitors of our Petrochemical Products Group include: Grove/Dresser Valve (a unit of First Reserve Corporation and Odyssey Investment Partners, LLC); Cooper Cameron Corporation; Apollo (a unit of Conbraco Industries, Inc.); Jamesbury, Inc. (a unit of Metso USA which is part of the Metso Corporation); Balon; and Worcester Controls Corp. (a unit of Flowserve).

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

Customers, Cyclicality and Seasonality

For the year ended December 31, 2003, no single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Petrochemical Products Group.

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

Backlog

Our total order backlog was $92.3 million as of February 24, 2004, compared to $79.4 million as of February 24, 2003. We expect all but $10.9 million of the backlog at February 24, 2004 will be shipped by December 31, 2004. The change in our backlog was primarily due to increased orders for major international oil and gas projects.

Employees

As of December 31, 2003, our worldwide operations directly employed approximately 1,900 people, including 107 employees at our Suzhou KF Valve joint venture in the People’s Republic of China. We have 71 employees in the United States who are covered by a single collective bargaining agreement. We also have 142 employees in Italy, 69 employees in France, 26 in the Netherlands, and 110 employees in Germany covered by governmental regulations or workers councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2003, we capitalized less than $0.1 million related to environmental and safety control facilities. We expect to capitalize $0.2 million during the year ending December 31, 2004. We also incurred and expensed $0.5 million of charges during the year ended December 31, 2003. We expect to incur and expense $0.6 million in the year ending December 31, 2004.

ITEM 2.    PROPERTIES

We maintain 16 major facilities worldwide, including 14 significant manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Canada, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York; Berlin, Connecticut; Spartanburg, South Carolina; and Auburn, California are leased. The Petrochemical Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Alberta, Canada; a distribution center in Oklahoma City, Oklahoma; and Suzhou, People’s Republic of China are leased. Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders.

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

ITEM 3.    LEGAL PROCEEDINGS

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain liability insurance coverage which we believe to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah, and Washington, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particularly with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie Controls had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, we recently negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we believe that we have minimal, if any, liability with respect to the vast majority of asbestos cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

During the fourth quarter of 2003, we entered into a monetary settlement with the United States Customs Service in order to resolve its previously disclosed investigation of our KF Industries subsidiary. This settlement did not have a material financial impact on our financial statements, and we now consider this matter to be closed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note 17 to the consolidated financial statements included in this report.

During the first quarter of 2004, we declared a dividend of $0.0375 per outstanding common share payable on March 12, 2004 to shareholders of record on February 27, 2004.

Our board of directors is responsible for determining our dividend policy. Although we currently intend to continue paying cash dividends, the timing and level of such dividends will necessarily depend on our board of directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders.

As of February 27, 2004, there were 15,307,527 shares of our common stock outstanding and we had approximately 114 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The following table provides information as of December 31, 2003 regarding our shares of common stock that may be issued under our existing equity compensation plans, including the 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), and the Management Stock Purchase Plan, which is a component of the 1999 Stock Plan. The table sets forth the total number of shares of our common stock issuable upon the exercise of outstanding options as of December 31, 2003, and the weighted average exercise price of these options.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted Average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders…	1,170,214	(1)	$12.49	(2)	566,050
Equity compensation plans not approved by security holders…	–		–		–

Total	1,170,214		$12.49		566,050

(1)	Does not include 323,696 options with a weighted average exercise price of $11.47, which were issued at the time of our spin-off from Watts to replace options previously granted by Watts to individuals who became our employees.
(2)	Does not include information about outstanding restricted stock units under the 1999 Plan because such units will convert to common shares on a one-to-one basis. See Note 11 to the consolidated financial statements for further information concerning our 1999 Stock Plan, in general, and for restricted stock units in particular.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this report. The consolidated statements of operations and consolidated statements of cash flows data for the six months ended December 31, 1999 and fiscal year ended June 30, 1999, and the consolidated balance sheet data as of December 31, 2000 and 1999 and as of June 30, 1999, are derived from our audited consolidated financial statements not included in this report.

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

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Years Ended December 31,						Six Months Ended December 31,		Fiscal Years Ended June 30,
	2003 (1)	2002 (1)	2001 (1)	2000 (1)	Pro Forma 1999 (1)(2)	1999 (1)	Pro Forma 1999 (1)(2)	1999 (1)	Pro Forma 1999 (2)	1999
					(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Statement of Operations Data:
Net revenues	$359,453	$331,448	$343,083	$316,863	$314,726	$314,726	$157,265	$157,265	$324,258	$324,258
Gross profit	105,512	98,285	103,477	95,791	100,496	100,496	48,652	48,652	103,646	103,646
Goodwill amortization expense	–	–	2,737	2,528	2,662	2,662	1,422	1,422	2,779	2,779
Operating income	29,987	30,374	33,617	27,636	27,627	27,815	13,785	13,846	29,297	29,550
Income before interest and taxes	30,824	31,060	33,096	26,876	17,059	18,152	13,325	13,386	29,526	29,779
Net income	17,873	15,577	15,596	10,560	9,894	10,550	4,650	4,880	11,736	12,510
Balance Sheet Data:
Total assets	$423,863	$390,734	$386,121	$347,062	$367,085	$367,085	$367,085	$367,085	$362,370	$359,043
Total debt (3)	61,059	77,990	97,662	91,533	125,127	125,127	125,127	125,127	116,248	26,582
Shareholders’ equity	275,160	243,659	222,440	191,181	183,409	183,409	183,409	183,409	169,590	259,256
Total capitalization	336,219	321,649	320,102	282,714	308,536	308,536	308,536	308,536	285,838	285,838
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$58,242	$24,925	$44,847	$31,700	$(519)	$137	$(15,059)	$(14,829)	$19,754	$20,528
Investing activities	(20,981)	(23,241)	(14,501)	5,827	(21,762)	(21,762)	(5,171)	(5,171)	(82,704)	(82,704)
Financing activities	(19,113)	(20,504)	18,618	(34,683)	24,245	23,589	18,666	18,436	63,719	62,945
Net interest expense	5,151	6,721	7,102	9,276	9,823	8,918	4,864	4,542	9,845	8,808
Capital expenditures	6,823	4,418	4,950	3,743	11,984	11,984	4,557	4,557	9,499	9,499
Diluted earnings per common share (4)	$1.14	$1.00	$1.04	$0.78	n/a	n/a	n/a	n/a	n/a	n/a
Diluted weighted average common shares outstanding (4)	15,675	15,610	15,023	13,480	n/a	n/a	n/a	n/a	n/a	n/a
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.1125	$–	$–	$–	$–	n/a	n/a

Notes:

(1)	The statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the six months ended December 31, 1999 includes, respectively, $1.4 million, $0.7 million, $0.2 million, $1.9 million, $0.7 million and $0.7 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants.
(2)	As adjusted for the spin-off for: the assumption by CIRCOR of selected indebtedness from Watts; our credit facility and the placement of $75.0 million of senior unsecured notes.
(3)	Includes capitalized leases of: $0.1 million; $0.1 million; $0.6 million; and $4.1 million as of December 31, 2003, 2000 and 1999 and June 30, 1999, respectively.
(4)	Diluted earnings per common share and diluted weighted average common shares outstanding are applicable only for quarterly and annual periods ended after December 31, 1999, since we were not a publicly-owned company with a capital structure of our own until after the October 18, 1999 spin-off.
n/a	Not applicable

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the instrumentation, fluid regulation and petrochemical markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

We have organized the company into two segments: Instrumentation & Thermal Fluid Controls Products and Petrochemical Products. The Instrumentation & Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, chemical processing, marine, power generation, HVAC systems, food and beverage processing, and other general industrial markets. The Petrochemical Products segment primarily serves the oil and gas exploration, production and distribution markets.

Apart from monitoring our key competitors, our businesses pay close attention to changes in market conditions, customer order rates, operating margins, and levels of working capital in order to help manage and improve financial results.

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last three and one half years, we have made seven acquisitions that extended the product offerings of our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS International B.V. and Texas Sampling, Inc. provided us with a larger presence in the analytical sampling market.

Regarding 2003 financial results, we were able to make progress in a number of areas even though end-user demand in most of our markets remained weak. Our business teams responded well to the prolonged economic slowdown by sticking to the basics: cutting costs, increasing efficiencies and consolidating operations. Consolidated net revenues increased 8% to $359.5 million, while net income grew by 15% to $17.9 million. Our higher earnings resulted from the contributions of acquisitions purchased in late 2002, the much improved profitability of our Petrochemical Products segment, foreign exchange gains, and income tax benefits. Cash flow was strong, as we generated a record $58.2 million of cash provided by operating activities. We continued to cut inventories, allowing us to reduce debt, complete two acquisitions, and finish the year in a position in which we have more cash than debt.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

In March 2002, we transferred SSI Equipment Inc. (“SSI”) from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change more accurately reflects the products and markets that SSI serves. Prior periods have been restated to reflect this transfer and net revenues, operating income and identifiable assets are not materially different with this reclassification.

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

Allowance for Doubtful Accounts

Our trade accounts receivable balance, net of allowance for doubtful accounts, was $64.8 million as of December 31, 2003, compared to $56.1 million as of December 31, 2002. The allowance for doubtful accounts as of December 31, 2003 was $2.1 million, compared with $2.0 million as of December 31, 2002. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Our provision for doubtful accounts was $0.3 million, $0.0 million, and $0.8 million for 2003, 2002, and 2001, respectively. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional provisions could be required, which could have an adverse impact on our selling, general and administrative expenses.

Allowance for Inventory

Our net inventory balance was $97.3 million as of December 31, 2003, compared to $110.3 million as of December 31, 2002. Our inventory allowance as of December 31, 2003 was $7.9 million, compared with $7.6 million as of December 31, 2002. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and charged to the provision for inventory, which is a component of our cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory obsolescence was $4.3 million, $3.4 million, and $3.4 million for 2003, 2002, and 2001, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheets as of December 31, 2003 was $111.4 million, compared with $100.4 million as of December 31, 2002. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of the reporting unit, the discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2003 and 2002.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 30.4%, 36.0%, and 40.0% for 2003, 2002, and 2001, respectively.

We believe past estimates of our effective rate were reasonable and accurate, being lowered after 2001 when goodwill amortization ended. The effective tax rate was again lowered to 30.4% for the year ended December 31, 2003 from 36.0% for the year ended December 31, 2002. This rate reduction was the result of income tax benefits recorded in the fourth quarter 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years; and a reduction of income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years December 31, 2000 and 2001. For 2004, we expect an effective income tax rate of 35%, including the estimated benefit of the product development and research tax credit for 2004. Nonetheless, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a valuation allowance of $0.8 million as of December 31, 2003, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings (some of which may involve substantial dollar amounts). Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 14 of the accompanying consolidated financial statements.

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2003, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.75%, compared with 9.0% for 2002. The discount rate used to estimate the net pension expenses for 2003 was 6.75% compared to 7.5% in 2002. The lower rates reflected the decline in global capital markets and interest rates.

Plan assets are comprised of equity investments of companies in the United States with large and small market capitalizations; fixed income securities issued by the United States government, or its agencies; and certain international equities. There are no common shares of CIRCOR International, Inc. in the plan assets.

Unrecognized actuarial gains and losses are being recognized over approximately a twelve-year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2003, we had unrecognized net actuarial losses of $5.3 million.

The fair value of the defined benefit plan assets at December 31, 2003 exceeded the estimated accumulated benefit obligations as a net result of the increases in global capital markets, cash contributions from the company, partially offset by the lower interest rates.

During 2003, we made $3.0 million in cash contributions to our defined benefit pension plans. In 2004, we expect voluntary cash contributions to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations will impact future funding requirements.

For 2004, our expected rate of return on plan assets remains unchanged from 2003 for pension expenses. However, for 2004, we lowered our discount rate 75 basis points to 6.0% on a weighted average basis for pension expenses given the global interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be reduced.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

In 2003, many of the general industrial end markets we serve were in a continuing slump. However, the stronger foreign currencies such as the Euro had a positive effect on our 2003 financial results as well as the full year impact of acquisitions, plus the continued success in fulfilling orders on large international oil & gas projects, particularly in the Middle East. The majority of our businesses that serve the general industrial markets concentrated in 2003 on trimming spending proportional to their declining customer order rates, reducing inventories, identifying opportunities to consolidate facilities, and developing new products and improving customer service levels to maintain and increase market share. As a result of these and other factors, 2003 revenues and net income increased although operating margin declined in 2003 from 2002.

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2003 and 2002 (In thousands):

	Year Ended December 31,				% Change
	2003		2002
Net revenues	$359,453	100.0%	$331,448	100.0%	8.4%
Cost of revenues	253,941	70.6	233,163	70.3	8.9

Gross profit	105,512	29.4	98,285	29.7	7.4
Selling, general and administrative expenses	74,162	20.6	67,166	20.3	10.4
Special charges	1,363	0.5	745	0.2	83.0

Operating income	29,987	8.3	30,374	9.2	(1.3)

Other expense:
Interest expense, net	5,151	1.4	6,721	2.1	(23.4)
Other (income) expense, net	(837)	(0.2)	(686)	(0.2)	22.0

Income before income taxes	25,673	7.1	24,339	7.3	5.5
Provision for income taxes	7,800	2.1	8,762	2.6	(11.0)

Net income	$17,873	5.0%	$15,577	4.7%	14.7%

Net revenues for the year ended December 31, 2003 increased by approximately $28.0 million, or 8.4%, to $359.5 million compared to $331.4 million for the year ended December 31, 2002. The increase in net revenues for the year ended December 31, 2003 was attributable to the following (In thousands):

Segment	2003	2002	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$200,775	$190,524	$10,251	$12,996	$(9,545)	$6,800
Petrochemical	158,678	140,924	17,754	–	5,323	12,431

Total	$359,453	$331,448	$28,005	$12,996	$(4,222)	$19,231

The Instrumentation and Thermal Fluid Controls Products segment accounted for 55.9% of net revenues for the year ended December 31, 2003 compared to 57.5% for the year ended December 31, 2002. The Petrochemical Products segment accounted for 44.1% of net revenues for the year ended December 31, 2003 compared to 42.5% for the year ended December 31, 2002.

Instrumentation and Thermal Fluid Controls Products revenues increased $10.3 million, or 5.4%, for the year ended December 31, 2003. The increase in revenues was the net result of several factors. Revenues increased an incremental $13.0 million from four acquisitions, Tomco and U.S. Para Plate in October 2002 plus DQS International in November 2003 and Texas Sampling in December 2003. Revenues also increased $6.8 million resulting from the strengthened Euro, translating the revenues of our European business units into higher US dollar amounts in 2003. Revenues from general industrial instrumentation markets decreased $4.4 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace, medical OEM, and other general industrial instrumentation markets. Steam and HVAC markets were also weak and contributed to lower 2003 sales by $5.1 million. For 2004, we expect a modest increase in orders on slight improvement in general economic conditions for markets we serve such as aerospace and general industrial instrumentation. We also expect 2004 to benefit from incremental revenue from DQS and Texas Sampling approximating $8 million to $9 million in total.

Petrochemical Products revenues increased by $17.8 million, or 12.6%, for the year ended December 31, 2003. The increase in revenues was the net result of several factors. Revenues increased $12.4 million resulting from the strengthened Euro and Canadian dollar, translating the revenues of our Italian and Canadian business units into higher US dollar amounts in 2003. Revenues also increased approximately $10.6 million at our Italian subsidiary, Pibiviesse, as it was very successful winning and fulfilling orders for large international oil and gas projects, a majority of which were for customers in the Middle East. Revenues decreased by $5.2 million at our North American operations, principally due to reduced oil and gas drilling and production activity and the short cycle maintenance, repair and overhaul (“MRO”) business in North America, and lower sales in 2003 from customer projects in the Pacific Rim and South American regions. Our expectations for 2004 are that the large international oil and gas project market that this segment serves will continue to be positive as projects continue to expand the production of oil and gas reserves, both on land and sub-sea; expand distribution pipelines; and increase liquid natural gas production facilities. We expect 2004 revenues from the North American market to provide a modest increase over 2003 as rig counts have increased in the later months of 2003 and some energy market analysts have projected average rig counts to be higher in 2004 compared to 2003.

Gross profit increased $7.2 million, or 7.4%, to $105.5 million for the year ended December 31, 2003 compared to $98.3 million for the year ended December 31, 2002. Gross margin decreased 30 basis points to 29.4% for the year ended December 31, 2003 from 29.7% for the year ended December 31, 2002.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.9 million from 2002 and was the net result of several factors. Gross profit increased $5.6 million from the incremental contribution of the four acquisitions, Tomco, U.S. Para Plate, DQS International, and Texas Sampling. Gross profit also increased $2.0 million from the foreign exchange effect of the stronger Euro in 2003. Gross profit also declined $6.7 million which was the cumulative decrease from our ongoing business units in this segment. This segment’s gross margin decreased 130 basis points to 33.5% in 2003 due to the reduced sales volume at the ongoing business units, a shift in the mix of sales to lower margin products and fewer sales into higher margin commercial aerospace, medical OEM, marine, power generation, and HVAC markets; and increased unabsorbed manufacturing costs largely due to scaling back production in conjunction with the successful efforts to lower inventory levels. This segment also nearly completed two facility closings in the fourth quarter of 2003. The Tomco Products operation was moved into our Hoke-US plant and the nearly complete move of the SSI Equipment operation into the Spence Engineering plant was finalized in February 2004. These two facility consolidations incurred extra internal spending for training, re-stocking and start-up costs which were expensed. Additional factors that decreased 2003 gross profit and margin were increased inventory obsolescence provision on specific product lines and severe pricing competition in certain product lines. We are expecting the gross margin in 2004 to improve modestly from 2003.

Expected 2004 improvements include the savings from the two plant closings in late 2003, non-repeating 2003-only expenses, a modest rise in customer orders in aerospace and general industrial instrumentation markets, but partially offset by continued cost escalation in insurance and employee benefit programs and possibly by raw material price increases as certain metal prices have begun to rise in early 2004.

Gross profit for the Petrochemical Products segment increased $6.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The net gross profit increase was the net result of several factors. Gross profit increased $4.6 million on 2003’s higher sales volume for large international oil and gas projects. Gross profit also increased $3.3 million resulting from the strengthened Euro and Canadian dollar in 2003. Gross profit decreased $1.6 million in North America caused by lower product sales volume for higher margin maintenance and repair orders, competitive price reductions and higher insurance costs, partially offset by certain manufacturing and purchased inventory cost reductions. Gross margin in this segment increased 140 basis points to 24.1% in 2003. The gross margin improvement was due to: increased international oil and gas project shipment volume and improved pricing in our overseas markets; and reduced costs of sale resulting from our foreign sourcing program. These improvements to gross margin were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce our inventory levels in our North American manufacturing operations. In 2004, we expect this segment to improve slightly its gross margin. Gross margin in 2004 is expected to benefit from continued foreign sourcing for lower cost inventory, the full year benefit of discretionary expense reductions in 2003, and a modest increase in sales volume, partially offset by competitive pricing and expected cost escalation in insurance and employee benefit programs.

Selling, general and administrative expenses increased $7.0 million, or 10.4%, to $74.2 million for the year ended December 31, 2003 compared to $67.2 million for the year ended December 31, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $6.4 million. This net increase was the result of: $3.7 million in incremental expense from our four acquisitions, Tomco, USPP, DQS and Texas Sampling; a $1.3 million increase due to changes in foreign exchange rates; and $1.4 million increase from higher variable compensation costs, legal fees, and adjustments to the local statutory financial statements of two European subsidiaries.

Selling, general and administrative expenses for the Petrochemical Products segment increased $0.9 million, net of a $1.4 million increase from stronger foreign exchange rates changes offset by $0.5 million lower expenses predominately in our North American operations which have been aggressively reducing their cost structures.

Corporate general and administrative expenses decreased $0.3 million in 2003 from 2002. The decrease in 2003 was the net result of lower fringe benefit and corporate development expenses partially offset by higher variable compensation and professional fees. In 2004, we expect an increase in corporate expenses principally due to the costs associated with the implementation of certain corporate governance programs such as the full year cost of an internal audit capability required by the New York Stock Exchange and compliance with Section 404 of the Sarbanes Oxley Act of 2002 which involves documenting and testing internal financial controls.

Special charges in 2003 totaled $1.4 million compared to $0.7 million in 2002. These charges were associated with the closure, consolidation and reorganization of certain of our North American manufacturing operations. Special charges were expensed in the periods incurred.

The Instrumentation and Thermal Fluid Controls Products segment had approximately $0.9 million of special charges in 2003 and none in 2002. During the fourth quarter of 2003, this segment closed its Tomco manufacturing facility in Painesville, Ohio and consolidated its operation into our existing Hoke manufacturing plant in Spartanburg, South Carolina. Also during the fourth quarter of 2003, this segment nearly completed the consolidation of its SSI Equipment operation from Burlington, Ontario, Canada into its Spence Engineering plant in Walden, New York affecting. The 2003 special charges consisted of $0.3 million of severance costs, for the 99 employees that were affected, and $0.6 million of exit costs. The Petrochemical Products segment recorded special charges of $0.5 million in 2003 and $0.7 million in 2002. Its 2003 charges were for $0.2 million of accrued severance for the announced transfer of the manufacturing capability at its Telford operations affecting 17 employees, and the resulting consolidation into a U.S. plant, plus the approximately $0.4 million write down to market value of an unused U.S. warehouse now held for sale. Its 2002 special charges consisted of $0.3 million of manufacturing equipment write-offs, $0.2 million of severance costs for 16 employees and $0.2 million of exit costs principally related to two North American leased facilities that were closed.

The accrued liability for severance and exit costs to be paid subsequent to December 31, 2003 is $0.3 million. We anticipate that an additional $0.7 million in special charges will be incurred and recorded during the first half of 2004. Our estimate for this additional charge is exclusive of any gain or loss on the sale of the real estate that may be realized in connection with the closure and consolidation of the U.S. Para Plate operation in the Instrumentation and Thermal Fluid Controls Products segment and the relocation of the Telford manufacturing operation in the Petrochemical Products segment.

The change in operating income for the year ended December 31, 2003 compared to the year ended December 31, 2002 was as follows (In thousands):

Segment	2003	2002	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$22,218	$28,614	$(6,396)	$1,893	$(8,332)	$43
Petrochemical	15,151	9,480	5,671	–	3,866	1,805
Corporate	(7,382)	(7,720)	338	–	338	–

Total	$29,987	$30,374	$(387)	$1,893	$(4,128)	$1,848

Operating income for the year ended December 31, 2003 was $30.0 million, a decrease of $0.4 million or 1.3% from $30.4 million reported for the year ended December 31, 2002.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $6.4 million, or 22.4%, from 2002. This decrease was primarily attributable to: lower sales of product into general industrial, aerospace, marine, medical OEM, HVAC, and power generation markets; a shift in the mix of sales to lower margin products; severe pricing competition in certain product lines; adjustments to the local statutory financial statements for two European subsidiaries; increased inventory obsolescence provisions; a rise in legal, insurance and pension expense; charges to consolidate two facilities; and increased unabsorbed manufacturing costs. Increases to operating income came from incremental contributions from the acquisitions of Tomco and U.S. Para Plate, and the favorable effect of foreign currency exchange rate changes.

Operating income for the Petrochemical Products segment increased $5.7 million, or 59.8%, for the year ended December 31, 2003, primarily due to increased product shipments and pricing for large, international oil and gas projects in our overseas businesses; favorable effect of foreign currency exchange rate changes; and reduced costs of revenues resulting from the international sourcing program. These gains were partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Corporate spending in 2003 was lower by $0.3 million compared to 2002, primarily due to lower fringe benefit and corporate development expenses, which also contributed to the improved operating income.

Net interest expense decreased $1.6 million to $5.2 million for the year ended December 31, 2003 compared to $6.7 million for the year ended December 31, 2002. The decrease is primarily related to the lower outstanding balance of our senior unsecured notes in 2003, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased $0.2 million to $0.8 million for the year ended December 31, 2003 compared to $1.0 million for 2002. This decrease is the result of lower average levels of cash on hand during the current year, due to fourth quarter 2002 acquisitions of Tomco and USPP and the fourth quarter 2003 acquisitions of DQS and Texas Sampling. Additionally, the current year lower interest rate environment has also reduced the returns on invested cash.

The effective tax rate decreased 5.6 percentage points to 30.4% for the year ended December 31, 2003 from 36.0% for the year ended December 31, 2002. This rate reduction was the result of income tax benefits recorded in the fourth quarter of 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years and a reduction of our income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years ended December 31, 2000 and 2001. For 2004, we expect an effective income tax rate of 35%, including the estimated benefit of the product development and research tax credit for 2004.

Net income increased $2.3 million or 14.7% to $17.9 million for the year ended December 31, 2003 compared to $15.6 million for the year ended December 31, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by our Petrochemical segment, and Tomco and U.S. Para Plate acquired in the fourth quarter of 2002; lower net interest expense; and the income tax benefits; partially offset by reduced gross profit and gross margins due to lower sales in certain markets and unabsorbed manufacturing costs.

For all of 2004, we expect revenues may be slightly higher from 2003 due to an anticipated but gradual improvement in general industrial market conditions, plus the full year impact of our fourth quarter 2003 acquisitions. We expect our operating margins in 2004 to rise slightly in the Instrumentation and Thermal Fluid Controls Product Group from 2003, while the Petrochemical Products Group is expected to stay steady near 10%. Both product groups could be affected by increased competitive pricing and certain commodity metal prices increasing their cost of sales.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2002 and 2001 (In thousands):

	Year Ended December 31,				% Change
	2002		2001
Net revenues	$331,448	100.0%	$343,083	100.0%	(3.4)%
Cost of revenues	233,163	70.3	239,606	69.8	(2.7)

Gross profit	98,285	29.7	103,477	30.2	(5.0)
Selling, general and administrative expenses	67,166	20.3	66,919	19.5	0.4
Goodwill amortization expense	–	–	2,737	0.8	(100.0)
Special charges	745	0.2	204	0.1	265.2

Operating income	30,374	9.2	33,617	9.8	(9.6)

Other expense:
Interest expense, net	6,721	2.1	7,102	2.1	(5.4)
Other (income) expense, net	(686)	(0.2)	521	0.1	(231.7)

Income before income taxes	24,339	7.3	25,994	7.6	(6.4)
Provision for income taxes	8,762	2.6	10,398	3.1	(15.7)

Net income	$15,577	4.7%	$15,596	4.5%	(0.1)%

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

Instrumentation and Thermal Fluid Controls Product revenues decreased $2.8 million, or 1.4%, for the year ended December 31, 2002. Product revenues from general industrial markets decreased $17.5 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace and other general industrial instrumentation markets. Steam and HVAC markets improved later in the year with increased sales of $2.2 million over the prior year. Incremental revenue of $10.5 million provided from the June 2001 acquisitions of RTK and SART and the October 2002 acquisitions of Tomco and U.S. Para Plate and a $2.0 million increase in revenues resulting from changes in exchange rates affecting our European business units also partially offset revenue decreases in other markets. Petrochemical Products revenues decreased by $8.9 million, or 5.9%. Revenues from our North American operations decreased by $19.2 million, principally due to reduced oil and gas drilling and production activity and the short cycle maintenance, repair and overhaul MRO business, and to a lesser extent, economic weakness in chemical processing and general industrial markets. Revenues generated in the People’s Republic of China decreased by $1.2 million. These decreases in revenue were partially offset by a $8.8 million increase in revenues from our Italian subsidiary, resulting from higher volume shipments of product for large international oil and gas projects; and a $2.7 million increase in revenues resulting from changes in exchange rates which affected our Canadian and Italian operations.

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

Net interest expense decreased approximately $0.4 million to $6.7 million for the year ended December 31, 2002 compared to $7.1 million for the year ended December 31, 2001. The decrease is primarily related to the $15.0 million principal payment of our senior notes, the $4.6 million reduction of debt assumed from prior years’ acquisitions and from lower average interest rates on variable rate debt. Interest income on invested balances remained unchanged despite higher average cash balances during 2002 as a result of lower interest rates in 2002.

Net other (income) expense decreased $1.2 million from a net $0.5 million expense for the year ended December 31, 2001 to a net ($0.7) million income for the year ended December 31, 2002. The decrease is primarily attributable to a $1.1 million increase in favorable foreign exchange income, a $0.4 million reduction in minority interest expense resulting from reduced profitability of our Chinese joint venture, partially offset by $0.1 million higher losses on the disposal of capital equipment, $0.1 million in fees incurred for the early extinguishments of debt and a $0.1 million reduction in non-operating municipal grant income.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. We continue to generate substantial cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2003	2002
Cash flow provided by (used in):
Operating activities	$58,242	$24,925
Investing activities	(20,981)	(23,241)
Financing activities	(19,113)	(20,504)
Effect of exchange rates on cash balances	1,672	192

Increase (decrease) in cash and cash equivalents	$19,820	$(18,628)

During the year ended December 31, 2003, we generated $58.2 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation, amortization, losses on the disposal and write-down of property, plant and equipment and the change in deferred taxes, provided a source of $29.6 million of operating cash flows. A net decrease in working capital provided $28.6 million of operating cash, primarily consisting of: a decrease in inventories of $19.8 million and an increase of $9.6 million in accounts payable, accrued expenses and other liabilities. The $21.0 million used for investing activities included: $10.6 million used for the acquisitions of DQS International and Texas Sampling and for the release of funds from escrow for our prior year purchase of Tomco; $7.9 million used to purchase investments, $6.8 million used for the purchase of capital equipment, partially offset by $4.3 million in proceeds from the sale of investments and the disposal of capital equipment. We used $19.1 million for financing activities that included: an $18.5 million net reduction of our long-term debt, $2.3 million to pay dividends to shareholders; partially offset by $1.7 million in cash received from the exercise of stock options and the conversion of restricted stock units to common shares. The effects of foreign currency exchange rate changes on cash and cash equivalents increased cash balances by $1.7 million.

We have $7.8 million of investments that are designated as available for sale and readily convertible to cash should the need for additional working capital arise.

Our capital expenditure budget for the year ending December 31, 2004 is $8.2 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

The ratio of current assets to current liabilities as of December 31, 2003 was 2.9:1 compared to 3.2:1 as of December 31, 2002. Cash and cash equivalents were $58.2 million as of December 31, 2003 compared to $38.4 million as of December 31, 2002. Net debt (total debt less cash, cash equivalents and investments) as a percentage of total net capital (net debt plus equity) employed was less than zero as of December 31, 2003 compared to 12.7% as of December 31, 2002.

As of December 31, 2003 and 2002, we had no amounts outstanding under our corporate $75.0 million unsecured revolving credit facility. On December 4, 2002, we revised this credit line by entering into an amendment to the original credit agreement that extends the term of the credit facility to December 2006. The amendment to the credit agreement also provides us with an option to increase the available line of credit to $100 million, subject to leverage restrictions and certain other conditions. In accordance with the credit agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625%, or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the federal funds rate plus 0.50% or the lender’s prime rate. We are also required to pay an unused facility fee that can range from 0.15% to 0.35% per annum and a utilization fee of 0.125% per annum if our borrowings exceed 50% of the credit facility limit. As of December 31, 2003, we had $75.0 million available under the revolving credit facility to support our acquisition program, working capital requirements and general corporate purposes.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We completed an amendment to our revolving line of credit agreement, effective December 31, 2003, that permits foreign subsidiaries to invest their excess cash in high quality securities backed by well capitalized institutions in their respective countries rather than requiring such excess cash to be brought back to the U.S. for investment. We were in compliance with all covenants related to our existing debt obligations at December 31, 2003 and 2002. We expect to be in compliance with all covenants related to our existing debt obligations through 2004.

In October 2002, we purchased Tomco and U.S. Para Plate for $17.6 million in cash, net of cash acquired, and assumed $0.7 million in debt and $4.0 million of investments at fair market value. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreements. In October 2003, $1.0 million was released from escrow and distributed to the sellers and accounted for as additional purchase cost. Any funds remaining in the escrow accounts at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase cost.

On November 14, 2003, we acquired DQS International B.V. (“DQS”), headquartered in Rotterdam, the Netherlands, for $6.0 million in cash and the assumption of $0.8 million of net debt. We also deposited an additional $0.6 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as an additional purchase price. The $4.1 million excess of the original purchase price over the fair value of the net identifiable assets is recorded as goodwill and is expected to be deductible for tax purposes.

On December 11, 2003, we acquired Texas Sampling, Inc. (“TSI”), located in Victoria, Texas for $4.4 million in cash. We also deposited an additional $0.2 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. The $3.7 million excess of the original purchase price over the fair value of net identifiable assets is recorded as goodwill and is expected to be deductible for tax purposes. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as an additional purchase price.

The combined annual revenues for DQS and TSI were approximately $9.1 million. We financed both of these acquisitions from available cash balances and we accounted for these transactions as purchase business combinations.

On October 19, 2002 and 2003, we paid the first two $15.0 million annual payments toward reducing the original $75.0 million principal balance for our unsecured 8.23% senior notes in accordance with the note agreement governing these securities. The outstanding balance at December 31, 2003 is $45.0 million. We have three annual principal payments remaining of $15 million each, payable on October 19, 2004, 2005, and 2006.

During 2003, we contributed an additional $3.0 million into our pension plan trust. This cash contribution was made to increase the plan assets to a level that was equivalent to, or greater than, the accumulated benefit obligations of the plan as of September 30, 2003.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2003 that affect our liquidity (In thousands):

	Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Contractual Cash Obligations:
Notes payable	$748	$748	$–	$–	$–
Current portion of long-term debt	16,520	16,520	–	–	–

Total short-term borrowings	17,268	17,268	–	–	–
Long-term debt, less current portion	43,791	–	38,921	–	4,870
Operating leases	17,345	3,889	6,385	5,353	1,718

Total contractual cash obligations	$78,404	$21,157	$45,306	$5,353	$6,588

Other Commercial Commitments:
U.S. standby letters of credit	$4,320	$4,096	$224	$–	$–
International standby letters of credit	6,070	4,126	1,752	192	–
Commercial contract commitments	2,001	915	1,005	81	–

Total commercial commitments	$12,391	$9,137	$2,981	$273	$–

We have generated net income and positive cash flow from operating activities since the company was spun-off from our former parent in October 1999. Looking forward to the next 24 months, we believe that we will continue to have the necessary funds to operate the company. If our current sales and profitability trends continue, we expect to be profitable and expect that depreciation expense will be greater than our capital expenditures and that working capital will continue to decrease, particularly inventory which has been a focus during the past two years. Regarding inventory, our inventory turns increased in 2003 to 2.8 based on annualizing our fourth quarter 2003 results. We are striving to achieve a minimum of 4.0 turns, which could provide an approximate additional $30.0 million of cash during the next two to three years. Therefore, we expect to generate cash from operating activities that should be sufficient to service operations, capital needs, scheduled debt payments, and our current dividend practice paying $0.15 per share annually. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. Apart from our normal operating needs, scheduled debt and expected dividend payments, we continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our unused $75.0 million revolving line of credit. A larger acquisition would require additional borrowings and, or, the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”). Under the revised provisions, public entities are required to apply the guidance if the entity has interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN Nos. 46 and 46R did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. The adoption of Statement No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements.

In November 2003, the FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, Statement No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary, but would have to be classified as liabilities by the parent, the classification and measurement provisions of Statement No. 150 are deferred indefinitely. The measurement provisions of Statement No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We are not party to any such financial instruments as defined under FSS No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements or disclosures.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur:

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

We face the continuing impact on economic and financial conditions in the United States and around the world as well as current tensions in Iraq and the rest of the Middle East.

Terrorist attacks have negatively impacted general economic, market and political conditions. In particular, terrorist attacks, compounded with the slowing national economy, have resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions appear to be improving, additional terrorist acts or acts of war (wherever located around the world) could cause damage or disruption to our business, our facilities, our joint-venture partners or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current tensions in Iraq and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are predominately uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

We are subject to a variety of laws regarding our international trade practices including regulations issued by the United States Bureau of Customs and Border Protection, the Bureau of Export Administration, the Department of State, and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to and increase the cost of obtaining products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and/or financial penalties that could result in substantial costs.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In general, any components containing asbestos formerly used in our products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and maintenance. As such, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

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

Our senior note purchase agreement, dated October 19, 1999, and our revolving credit facility agreement, dated October 19, 1999, and most recently amended on March 3, 2004 effective December 31, 2003; govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

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

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international manufacturing and sales activities expose us to changes in foreign currency exchange rates. Such fluctuations could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows. Our major foreign currency exposures involve the markets in Western Europe, Canada and Asia.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The oil and gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature or not driven by customer demand and, therefore, may result in longer lead times for increases in petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the general industrial, chemical processing, aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Sensitivity Risk

As of December 31, 2003, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2003. Based upon expected levels of borrowings under our credit facility in 2003 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2003, we had no forward contracts to buy foreign currencies. There were no unrealized gains attributable to foreign currency forward contracts at December 31, 2003 and there were $0.1 million of gains at December 31, 2002. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

The primary raw materials used in our production process are stainless steel, carbon steel, aluminum, bronze, and brass. We purchase these materials from numerous suppliers nationally and internationally, and have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that may adversely affect our results of operations. We manage this risk by offsetting increases in commodities with increased sales prices, active materials management, product engineering programs and the diversity of materials used in our production processes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIRCOR INTERNATIONAL, INC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act (“Exchange Act”) of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of the evaluation date and the filing date of this report our disclosure controls and procedures are designed and are effective to give reasonable assurance that information we disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformity with the rules and regulations of the Commission. However, in the course of that evaluation, the Chief Executive Officer and Chief Financial Officer did identify a deficiency in the design and effectiveness of internal control for reconciling certain foreign subsidiaries’ statutory accounts to their amounts included in our consolidated financial statements. In response to their discovery of this issue, senior management has taken steps to strengthen our control processes and procedures to correct this weakness and provide reasonable assurance that the noted weakness in internal control over financial reporting did not result in a material misstatement of our consolidated financial statements.

Both as of and subsequent to December 31, 2003, we instituted additional procedures to ensure that reconciliations of statutory accounts to the financial statements are properly maintained and independently reviewed to ensure their correctness. Additional steps will be taken in the current quarter to provide appropriate training and to require more detailed documentation for adjustments to the statutory accounts.

Based on the actions taken and the institution of these additional processes and procedures, our chief executive officer and chief financial officer have concluded that our improved controls and procedures will be effective in addressing the area of weakness.

We will continue to review and document our disclosure controls and procedures and our internal controls over financial reporting. We will consider such changes, as we may deem advisable, based on future evaluations of the effectiveness of such controls and procedures.

Changes in internal controls.

Except for the internal control improvements described above, there have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. From time-to-time, we may make changes in our system of internal controls aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 22, 2004 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

This information appearing under the section “Principal Accounting Fees and Services” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	78

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)    Exhibits

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).
3	Articles of Incorporation and By-Laws:
3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).
3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10.
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).
4	Instruments Defining the Rights of Security Holders, Including Debentures:
4.1	Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.
4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference.

Exhibit No.	Description and Location
9	Voting Trust Agreements:
9.1	The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).
10	Material Contracts:
10.1	CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10.
10.2	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.
10.3	Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated Vesting Schedule) is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10.
10.4	Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule) is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10.
10.5	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10.
10.6	CIRCOR International, Inc. Management Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10.
10.7	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10.
10.8	Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994 is incorporated herein by reference.
10.9	Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994 is incorporated herein by reference.
10.10	Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994 is incorporated herein by reference.
10.11	Form of Indemnification Agreement between CIRCOR International, Inc. and each of its Directors dated November 6, 2002 is incorporated herein by reference.
10.12	Executive Employment Agreement, as amended and restated, between CIRCOR, Inc. and David A. Bloss, Sr., dated as of October 23, 2002 is incorporated herein by reference.
10.13	Credit Agreement, dated as of October 18, 1999, by and among CIRCOR International, Inc., a Delaware corporation, as Borrower, each of the Subsidiary Guarantors named therein, the Lenders from time to time a party thereto, ING (U.S.) Capital LLC, as Agent for such Lenders, BankBoston, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent and ING Barings LLC, as Arranger for the Lenders is incorporated herein by reference to Exhibit 10.19 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.
10.14	Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR International, Inc., a Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is incorporated herein by reference to Exhibit 10.20 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

Exhibit No.	Description and Location
10.15	Sharing agreements regarding the rights of debt holders relative to one another in the event of insolvency is incorporated herein by reference to Exhibit 10.21 on From 10 Q/A filed with the Securities and Exchange Commission on August 14, 2000.
10.16	Executive Change of Control Agreement between CIRCOR, Inc. and Alan R. Carlsen dated August 8, 2000 is incorporated herein by reference to Exhibit 10.23 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.
10.17	Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth W. Smith dated August 8, 2000 is incorporated herein by reference to Exhibit 10.24 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.
10.18	Executive Change of Control Agreement between CIRCOR, Inc. and Stephen J. Carriere dated August 8, 2000 is incorporated herein by reference to Exhibit 10.25 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
10.19	Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass dated August 8, 2000 is incorporated herein by reference to Exhibit 10.26 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
10.20	Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August 1, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 7, 2001.
10.21	First Amendment to Executive Change of Control Agreement between Alan R. Carlsen and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.27 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.22	First Amendment to Executive Change of Control Agreement between Kenneth W. Smith and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.23	First Amendment to Executive Change of Control Agreement between Stephen J. Carriere and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.29 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.24	First Amendment to Executive Change of Control Agreement between Alan J. Glass and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.30 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.25	First Amendment to Executive Change of Control Agreement between Paul M. Coppinger and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.31 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.26	Executive Change of Control Agreement between Carl J. Nasca and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.33 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.
10.27	Executive Change of Control Agreement between Barry L. Taylor, Sr. and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.34 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

Exhibit No.	Description and Location
10.28	Amendment No. 1 to the Credit Agreement dated as of December 22, 2000, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto is incorporated herein by reference.
10.29	Amendment No. 2 to the Credit Agreement, dated as of December 4, 2002, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto is incorporated herein by reference to Exhibit 10.2 on Form 8-K, file No. 001-14962, filed with the Securities and Exchange Commission on December 12, 2002.
*10.30	Amendment No. 3 to the Credit Agreement, effective December 31, 2003, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto.
*10.31	Letter of Credit, Reimbursement and Guaranty Agreement dated as of March 1, 2004 among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider.
*10.32	Letter of Credit, Reimbursement and Guaranty Agreement dated as of March 1, 2004 among Spence Engineering Company, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider.
*21	Schedule of Subsidiaries of CIRCOR International, Inc.
*23	Consent of KPMG LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report

(b)    Reports on Form 8-K.

Report furnished November 12, 2003 on Form 8-K pursuant to Item 12, “Results of Operations and Financial Condition” regarding a press release issued on November 12, 2003 relative to the Registrant’s financial performance and results for the third quarter of 2003.

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

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/S/ KENNETH W. SMITH Kenneth W. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004

/S/ STEPHEN J. CARRIERE Stephen J. Carriere	Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 12, 2004

/S/ JEROME D. BRADY Jerome D. Brady	Director	March 12, 2004

/S/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 12, 2004

/S/ DEWAIN K. CROSS Dewain K. Cross	Director	March 12, 2004

/S/ DAVID F. DIETZ David F. Dietz	Director	March 12, 2004

/S/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 12, 2004

/S/ THOMAS E. NAUGLE Thomas E. Naugle	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

CIRCOR International, Inc.

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/S/ KPMG LLP

Boston, Massachusetts

February 29, 2004

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.	$58,202	$38,382
Investments	7,840	4,064
Trade accounts receivable, less allowance for doubtful accounts of $2,119 and $2,041, respectively.	64,830	56,130
Inventories	97,278	110,287
Prepaid expenses and other current assets	4,587	4,262
Deferred income taxes	6,303	5,884
Assets held for sale	3,884	–

Total Current Assets	242,924	219,009
PROPERTY, PLANT AND EQUIPMENT, NET	61,737	64,365

OTHER ASSETS:
Goodwill	111,448	100,419
Intangibles, net	1,587	1,843
Other assets	6,167	5,098

TOTAL ASSETS	$423,863	$390,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,635	$26,769
Accrued expenses and other current liabilities	19,955	14,715
Accrued compensation and benefits	7,787	5,252
Income taxes payable	1,491	2,801
Notes payable and current portion of long-term debt	17,268	18,596

Total Current Liabilities	84,136	68,133
LONG-TERM DEBT, NET OF CURRENT PORTION	43,791	59,394
DEFERRED INCOME TAXES	6,303	3,934
OTHER NON-CURRENT LIABILITIES	9,820	10,605
MINORITY INTEREST	4,653	5,009

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,302,127 and 15,107,850 issued and outstanding at December 31, 2003 and 2002, respectively	153	151
Additional paid-in capital	206,160	203,952
Retained earnings	54,793	39,200
Accumulated other comprehensive income	14,054	356

Total Shareholders’ Equity	275,160	243,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,863	$390,734

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues	$359,453	$331,448	$343,083
Cost of revenues	253,941	233,163	239,606

GROSS PROFIT	105,512	98,285	103,477

Selling, general and administrative expenses	74,162	67,166	66,919
Goodwill amortization expense	–	–	2,737
Special charges	1,363	745	204

OPERATING INCOME	29,987	30,374	33,617

Other (income) expense:
Interest income	(775)	(966)	(922)
Interest expense	5,926	7,687	8,024
Other, net	(837)	(686)	521

TOTAL OTHER EXPENSE	4,314	6,035	7,623

INCOME BEFORE INCOME TAXES	25,673	24,339	25,994
Provision for income taxes	7,800	8,762	10,398

NET INCOME	$17,873	$15,577	$15,596

Earnings per common share:
Basic	$1.18	$1.04	$1.08
Diluted	$1.14	$1.00	$1.04

Weighted average common shares outstanding:
Basic	15,207	15,028	14,477
Diluted	15,675	15,610	15,023

Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$17,873	$15,577	$15,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,564	10,343	9,977
Amortization	298	307	3,069
Compensation expense of stock-based plans	229	258	–
Deferred income taxes.	1,372	3,064	289
(Gain) loss on disposal of property, plant and equipment.	(21)	139	(22)
Loss on write-down of property, plant and equipment	381	325	–
Gain on the sale of investments	(64)	–	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(2,586)	6,740	1,291
Inventories	19,754	(4,251)	12,927
Prepaid expenses and other assets	1,788	(2,425)	3,532
Accounts payable, accrued expenses and other liabilities	9,654	(5,152)	(1,812)

Net cash provided by operating activities.	58,242	24,925	44,847

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,823)	(4,418)	(4,950)
Proceeds from the disposal of property, plant and equipment	192	119	66
Proceeds from the sale of investments	4,155	(56)	–
Purchase of investments	(7,857)	–	–
Business acquisitions, net of cash acquired	(9,619)	(19,964)	(9,617)
Purchase price adjustments on previous acquisitions	(1,029)	1,088	–
Other	–	(10)	–

Net cash used in investing activities.	(20,981)	(23,241)	(14,501)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,593	3,934	17,952
Payments of long-term debt	(20,097)	(24,564)	(16,241)
Proceeds from the issuance of common stock, net of issuance costs	–	–	18,698
Dividends paid	(2,280)	(2,255)	(2,169)
Proceeds from the exercise of stock options	1,267	2,249	369
Conversion of restricted stock units	404	132	9

Net cash provided by (used in) financing activities.	(19,113)	(20,504)	18,618

Effect of exchange rate changes on cash and cash equivalents	1,672	192	(146)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.	19,820	(18,628)	48,818
Cash and cash equivalents at beginning of year	38,382	57,010	8,192

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,202	$38,382	$57,010

Supplemental Cash Flow Information:

Cash paid during the year for:
Income taxes	$7,683	$4,387	$7,460
Interest	$5,747	$7,240	$7,689

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2000	13,263	$133	$181,184	$12,451	$(2,587)	$191,181

Net income.				15,596		15,596
Cumulative translation adjustment					(1,559)	(1,559)

Comprehensive income						14,037

Issuance of common stock	1,553	16	18,682			18,698
Common stock dividends declared				(2,169)		(2,169)
Stock options exercised	45	–	527			527
Conversion of restricted stock units	1	–	9			9
Net change in restricted stock units			157			157

BALANCE AT DECEMBER 31, 2001	14,862	149	200,559	25,878	(4,146)	222,440

Net income.				15,577		15,577
Cumulative translation adjustment.					5,481	5,481
Additional minimum pension liability (net of tax benefit of $608)					(996)	(996)
Unrealized net gain-investments (net of tax of $10)					17	17

Comprehensive income.						20,079

Common stock dividends declared.				(2,255)		(2,255)
Stock options exercised	234	2	3,064			3,066
Conversion of restricted stock units	12	–	132			132
Net change in restricted stock units			197			197

BALANCE AT DECEMBER 31, 2002	15,108	151	203,952	39,200	356	243,659

Net income.				17,873		17,873
Cumulative translation adjustment.					12,719	12,719
Reversal of minimum pension liability (net of tax expense of $608)					996	996
Reversal of unrealized net gain-investments (net of tax benefit of $10)					(17)	(17)

Comprehensive income						31,571

Common stock dividends declared				(2,280)		(2,280)
Stock options exercised	132	1	1,598			1,599
Conversion of restricted stock units	62	1	403			404
Net change in restricted stock units			207			207

BALANCE AT DECEMBER 31, 2003	15,302	$153	$206,160	$54,793	$14,054	$275,160

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

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendemen; Regeltechnik Kornwestheim GmbH; Société Alsacienne Regulaves Thermiques von Rohr, S.A.; Spence Engineering Company, Inc.; SSI Equipment, Inc.; Texas Sampling, Inc.; DQS International and subsidiary, Dopak Inc.; Tomco Products; and U.S. Para Plate Corporation.

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

On October 18, 1999 (the “spin-off date”), we became a publicly owned company as a result of a tax-free distribution of our common stock (the “distribution” or “spin-off”) to the shareholders of our former parent, Watts Water Technologies, Inc., formerly Watts Industries, Inc. (“Watts”).

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR and it’s wholly and majority owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to depreciation, amortization and impairment of long-lived assets, pension obligations, deferred income taxes, inventory valuations, sales returns, special charges, environmental liability, product liability and allowance for

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

doubtful accounts. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Investments

Investments consist of various forms of mutual funds, equity securities and guaranteed investment contracts, all of which are currently designated as available for sale. As such, the carrying values of our investments are marked to market and unrealized gains and losses at the balance sheet date are recognized net of tax in other comprehensive income.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 13 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale

The building and land for the properties noted below were classified as assets held for sale at December 31, 2003 (In thousands):

Tomco Products, in Painesville, Ohio	$1,695
SSI Equipment, in Burlington, Ontario Canada	999
KF Industries, in Houston, Texas	1,190

$3,884

The building and land in Painesville, Ohio were no longer used by Tomco following its consolidation into our Hoke facility in Spartanburg, South Carolina. The building and land in Burlington, Ontario, Canada were used by our SSI Equipment subsidiary whose operations were being consolidated into our Spence Engineering facility in Walden, N.Y. The building and land in Houston, Texas were no longer used for ongoing operations when the distribution center was moved to an Oklahoma City, Oklahoma site.

These properties are recorded at the lower of fair value, less the associated selling costs, or net book value. The former Tomco property was sold during February 2004 for $1.9 million for a net gain of $0.2 million. The remaining two properties are presently being marketed for sale and we fully expect these sale transactions to be completed during 2004.

Goodwill and Other Intangible Assets

We adopted Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As a result of adopting Statement No. 142, we no longer amortize goodwill and indefinite-lived intangible assets; rather they are written-down, as needed, based upon an analysis of impairment. During the first half of 2002, we completed our transitional impairment review, as required by Statement No. 142, and determined that there was no impairment. Additionally, we perform an impairment test on an annual basis or more frequently if circumstances warrant. The most recent impairment test was conducted in the fourth quarter of 2003 and resulted in no impairment. Intangible assets that have definitive useful lives continue to be amortized over their useful lives.

Impairment of Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and intangibles with definite lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value based upon third party appraisals.

Research and Development

Research and development expenditures are expensed when incurred and are included in the selling, general and administrative expense in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2003, 2002 and 2001, were $2.4 million, $2.8 million and $2.6 million, respectively.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we anticipate that we may not realize some or all of a deferred tax asset.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding and assumes the conversion of all dilutive securities.

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2003			2002			2001
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$17,873	15,207	$1.18	$15,577	15,028	$1.04	$15,596	14,477	$1.08
Dilutive securities, principally common stock options	–	468	0.04	–	582	0.04	–	546	0.04

Diluted EPS	$17,873	15,675	$1.14	$15,577	15,610	$1.00	$15,596	15,023	$1.04

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain stock options to purchase common shares were not included in the table above because they were anti-dilutive. The options excluded from the table for the years ended December 31, 2003, 2002 and 2001 were: 5,000 options at $19.75, 255,500 options at $16.32 and $260,500 options at $16.32, respectively.

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

	Year Ended December 31,
	2003	2002	2001
Net income	$17,873	$15,577	$15,596
Stock-based employee compensation cost, net of tax, that would have been included in the determination of income if the fair value based method had been applied to all awards	845	658	397

Pro forma net income as if the fair value based method had been applied to all awards	$17,028	$14,919	$15,199

Earnings per common share (as reported):
Basic	$1.18	$1.04	$1.08
Diluted	$1.14	$1.00	$1.04
Pro forma earnings per common share:
Basic	$1.12	$0.99	$1.05
Diluted	$1.09	$0.96	$1.01

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

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN No. 46”) was issued. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”). Under the revised provisions, public entities are required to apply the guidance if the entity has interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. We have no variable interest entities at this time, and as such, the adoption of FIN Nos. 46 and 46R did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. The adoption of Statement No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are not party to any such financial instruments as defined under Statement No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements.

In November 2003, the FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of Statement No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, Statement No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

non-controlling interests that would not have to be classified as liabilities by a subsidiary, but would have to be classified as liabilities by the parent, the classification and measurement provisions of Statement No. 150 are deferred indefinitely. The measurement provisions of Statement No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We are not party to any such financial instruments as defined under FSS No. 150, and therefore, the adoption of this statement did not have a material effect on our consolidated financial statements or disclosures.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(3)     Business Acquisitions

During September 2002, we reduced recorded goodwill by $0.6 million as a result of the recovery of a portion of our purchase price paid for our July 1998 acquisition of Hoke, Inc. (“Hoke”). This recovery of purchase price was in accordance with an arbitration agreement with the former shareholders of Hoke, who awarded us the rights to the recovery of certain previously paid income taxes. During December 2003, we further reduced recorded goodwill by $0.4 million upon receiving notification of acceptance of a claim for the recovery of additional previously paid income taxes. This recovery, also due us in accordance with the arbitration agreement, was received during January 2004.

On June 25, 2001, we acquired a 75% interest in Regeltechnik Kornwestheim GmbH and affiliates (“RTK”), a German closed corporation. The aggregate purchase price paid for RTK was $10.6 million; net of cash acquired and included the assumption of $4.2 in long-term debt. RTK manufactures and sells control valves, regulators, actuators and related instrumentation products primarily for steam and fluid process applications in the HVAC, industrial, food, beverage and pharmaceutical markets. On February 5, 2002, the minority interest shareholder of RTK exercised the put option granted to him in the purchase agreement, thereby electing to sell us the remaining 25% interest in RTK. Accordingly, during March 2002 we paid cash of approximately $2.5 million for the purchase of this 25% interest in RTK, resulting in $1.3 million of additional goodwill. The aggregate purchase price for RTK acquisition was $13.0 million, consisting of $8.8 million of cash, net of acquired cash, and the assumption of $4.2 million of long-term debt. The excess of the purchase price over the fair value of the net identifiable assets of $5.2 million acquired has been recorded as goodwill. The results of operations for this business have previously been included in our consolidated financial statements from the date our initial 75% ownership share was acquired in June 2001.

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

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During June 2002, we received $0.5 million in cash representing a purchase price adjustment relating to the resolution of indemnification claims that were previously made against the former owners of Leslie Controls, Inc. The refunded cash purchase price was accounted for as a reduction of recorded goodwill.

In October 2002, we purchased Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“USPP”) for an aggregate of $17.6 million in cash. We assumed $0.7 million in long-term debt, received $2.5 million in cash, and $4.0 million in investments at fair market value in connection with these transactions. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers subject to any such claims by us as are allowed in accordance with the purchase agreements. Any funds remaining in the escrow account at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase price. Tomco, located in Painesville, Ohio, manufactures a full line of quick connect and disconnect couplers for general purpose industrial applications and for use in more sophisticated instrumentation markets. USPP, located in Auburn, California, develops and produces high-pressure valves and regulators for industrial, aerospace and military applications. The combined annual revenues for both Tomco and USPP had been approximately $13.0 million. We financed both of these acquisitions through our available cash flow. The $9.5 million excess of the original purchase price over the combined fair value of the net identifiable assets was recorded as goodwill. During October 2003, we increased the recorded goodwill for Tomco by $1.0 million upon the release to the former selling shareholders of funds previously held in escrow. The $9.5 million of goodwill recorded for Tomco as of December 31, 2003 is expected to be deductible for tax purposes.

On November 14, 2003, we acquired DQS International B.V. (“DQS”), headquartered in Rotterdam, the Netherlands, for $6.0 million in cash and the assumption of $0.8 million of net debt. We also deposited an additional $0.6 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as an additional purchase price. The $4.1 million excess of the original purchase price over the fair value of the net identifiable assets is recorded as goodwill and is expected to be deductible for tax purposes.

On December 11, 2003, we acquired Texas Sampling, Inc. (“TSI”), located in Victoria, Texas for $4.4 million in cash. We also deposited an additional $0.2 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. The $3.7 million excess of the original purchase price over the fair value of net identifiable assets is recorded as goodwill and is expected to be deductible for tax purposes. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as an additional purchase price.

Both DQS and TSI manufacture and distribute a product line of analytical sampling systems to process manufacturers. The DQS and TSI product lines have well established brand recognition and are well known within the industry. The combined annual revenues for DQS and TSI were approximately $9.1 million. We financed both of these acquisitions from available cash balances and we accounted for these transactions as purchase business combinations. The allocations of the purchase price for DQS and TSI are preliminary in nature and will be finalized in 2004.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects unaudited pro forma consolidated results on the basis that TSI, DQS, Tomco, USPP, RTK and SART acquisitions took place and were recorded at the beginning of the year for each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net revenue	$367,544	$352,086	$371,993
Net income	$18,179	$17,319	$17,763
Earnings per share: basic	$1.14	$1.15	$1.23
Earnings per share: diluted	$1.11	$1.11	$1.18

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2003, 2002 and 2001 (In thousands):

	Year Ended December 31,
	2003	2002	2001
Reconciliation of net cash paid:
Fair value of assets acquired	$13,530	$24,960	$19,542
Purchase price adjustment	1,029	(1,088)	–
Less: liabilities assumed	3,141	2,377	9,140

Cash paid	11,418	21,495	10,402
Less: cash acquired	770	2,619	785

Net cash paid for acquired businesses	$10,648	$18,876	$9,617

Determination of goodwill:
Cash paid, net of cash acquired	$10,648	$18,876	$9,617
Liabilities assumed	3,141	2,377	9,140
Less: fair value of tangible assets acquired, net of cash acquired	5,335	11,780	13,764

Goodwill	$8,454	$9,473	$4,993

(4)    Investments

All investments are designated as available for sale. Investments at December 31, 2003 and 2002 are as follows (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Guaranteed investment contracts maturing in various periods to December 2004 at rate of 2.50% to 3.00%	$7,840	$–	$–	$7,840

December 31, 2002:
U.S. government agency mutual funds	$3,150	$27	$–	$3,177
Equity mutual funds	254	–	5	249
Equity securities	633	8	3	638

	$4,037	$35	$8	$4,064

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2003	2002
Raw materials	$38,120	$44,065
Work in process	27,991	26,480
Finished goods	31,167	39,742

	$97,278	$110,287

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2003	2002
Land	$6,324	$6,433
Buildings and improvements	32,411	33,406
Machinery and equipment	124,451	118,234
Construction in progress	502	925

	163,688	158,998
Accumulated depreciation	(101,951)	(94,633)

	$61,737	$64,365

(7)    Goodwill and Other Intangible Assets

In accordance with Statement No. 142, we completed a transitional goodwill impairment evaluation by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed. We completed our annual goodwill impairment valuation as of November 1, 2003 during the fourth quarter of 2003, and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed for the annual evaluation as well.

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2003 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2002	$88,472	$11,947	$100,419
Business acquisitions (see Note 3)	7,425	–	7,425
Purchase price adjustment of previous acquisitions (see Note 3)	1,029	–	1,029
Currency translation adjustments	2,030	545	2,575

Goodwill as of December 31, 2003	$98,956	$12,492	$111,448

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table reflects the results of operations had Statement No. 142 been adopted and applied to all prior periods (In thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income	$17,873	$15,577	$15,596
Goodwill amortization expense	–	–	2,737

Adjusted net income	$17,873	$15,577	$18,333

Basic earnings per Share:
Net income	$1.18	$1.04	$1.08
Goodwill amortization expense	–	–	0.19

Adjusted net income	$1.18	$1.04	$1.27

Diluted earnings per share:
Net income	$1.14	$1.00	$1.04
Goodwill amortization expense	–	–	0.18

Adjusted net income	$1.14	$1.00	$1.22

The table below presents gross intangible assets and the related accumulated amortization as of December 31, 2003 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(4,840)
Trademarks and trade names	502	(119)
Land use rights	1,180	(282)
Other	60	(54)

Total	$6,882	$(5,295)

Net carrying value of intangible assets	$1,587

The table below presents estimated amortization expense for intangible assets recorded as of December 31, 2003 (In thousands):

	2004	2005	2006	2007	2008	After 2008
Estimated amortization expense	$190	$149	$116	$64	$64	$1,004

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2003	2002
Deferred income tax liabilities:
Excess tax over book depreciation	$7,451	$7,320
Inventory	2,050	2,323
Goodwill	1,866	1,088
Other	249	1,072

Total deferred income tax liabilities	11,616	11,803

Deferred income tax assets:
Accrued expenses	5,272	6,104
Net operating loss and credit carry-forward	1,700	1,741
Cost basis differences in intangible assets	939	1,290
Other	4,505	5,330

Total deferred income tax assets	12,416	14,465
Valuation allowance	800	712

Deferred income tax asset, net of valuation allowance	11,616	13,753

Deferred income tax asset, net	$–	$1,950

The above components of deferred income taxes are classified in the consolidated balance sheets as follows: (In thousands)
Net current deferred income tax asset	$6,303	$5,884
Net non-current deferred income tax liability	(6,303)	(3,934)

Deferred income tax asset, net	$–	$1,950

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$13,401	$15,516	$18,699
Foreign	12,272	8,823	7,295

	$25,673	$24,339	$25,994

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes (benefit) consists of the following (In thousands):

	Year Ended December 31,
	2003	2002	2001
Current tax expense:
Federal	$2,188	$1,714	$7,030
Foreign	4,044	3,604	2,380
State	196	380	699

	6,428	5,698	10,109

Deferred tax expense (benefit):
Federal	953	3,334	9
Foreign	284	(572)	180
State	135	302	100

	1,372	3,064	289

	$7,800	$8,762	$10,398

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2003	2002	2001
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.8	1.8	2.0
Goodwill amortization	–	–	2.9
Foreign tax rate differential	(0.1)	0.6	–
Extraterritorial income exclusion (formerly FSC)	(2.9)	(2.2)	(2.0)
Research and experimental credit	(2.2)	–	–
Other, net	(0.2)	0.8	2.1

Effective Tax Rate	30.4%	36.0%	40.0%

At December 31, 2003, we had foreign net operating loss of $0.3 million, and foreign and general business tax credits of $0.8 million. We also had state net operating losses of $5.6 million and state tax credits of $0.5 million. At December 31, 2002, we had foreign net operating losses of $0.9 million, foreign tax credits of $0.8 million, state net operating losses of $5.3 million, and state tax credits of $0.4 million. The foreign net operating losses at 2003 can be carried forward five years and if not utilized will expire in 2006 and 2007. Foreign tax credits if not utilized will expire in 2005. The state net operating losses and state tax credits if not utilized will expire in 2014 through 2022. We had a valuation allowance of $0.8 million and $0.7 million as of December 31, 2003 and December 31, 2002, respectively, against the state net operating losses and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

Undistributed earnings (deficit) of our foreign subsidiaries amounted to $5.3 million at December 31, 2003 and ($0.5) million at December 31, 2002. Those earnings are considered to be indefinitely reinvested and,

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $0.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2003	2002
Commissions and sales incentives payable	$7,523	$4,900
Insurance	1,700	2,627
Other	10,732	7,188

	$19,955	$14,715

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2003	2002
Senior unsecured notes, annual principal payments of $15.0 million through October 19, 2006, at a fixed interest rate of 8.23%	$45,000	$60,000
Industrial revenue bonds, maturing in December 2006 and August 2019, at variable interest rates of 1.25% and 1.36% at December 31, 2003, and 1.45% and 1.64% at December 31, 2002	12,260	12,260
Capital lease obligations	122	3
Other borrowings, at varying interest rates ranging from 1.62% to 8.5% in 2003 and 1.62% to 8.5% in 2002	3,677	5,727

Total long-term debt	61,059	77,990
Less: current portion	17,268	18,596

Total long-term debt, less current portion	$43,791	$59,394

On October 18, 1999, we entered into a $75.0 million unsecured revolving credit agreement maturing in October 2003. On December 4, 2002, we revised this credit line by entering into an amendment to the original credit agreement that extends the term of the facility to December 2006. The credit agreement provides us with an option to increase the available line to $100.0 million. In accordance with the credit agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the Fed Funds rate plus 0.50% or the lenders Prime rate. We are also required to pay an unused facility fee that can range from 0.15 to 0.35% per annum and a utilization fee of 0.125% per annum if our borrowings exceed 50% of the credit facility limit.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2003, we had $75.0 million available from the unsecured revolving credit facility to support our acquisition program, working capital requirements, and for general corporate purposes.

On October 19, 1999, we also issued $75.0 million of unsecured notes that mature through annual principal payments from October 2002 – 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by, and advances from, Watts and the outstanding balance under a then existing term loan agreement. Beginning on October 19, 2002, we commenced making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We completed an amendment to our revolving line of credit agreement, effective December 31, 2003, that permits foreign subsidiaries to invest their excess cash in high quality securities backed by well capitalized institutions in their respective countries rather than requiring such excess cash to be brought back to the U.S. for investment. We were in compliance with all covenants related to our existing debt obligations at December 31, 2003 and 2002. We expect to be in compliance with all covenants related to our existing debt obligations through 2004.

At December 31, 2003, minimum principal payments required during each of the next five years are as follows (In thousands):

	2004	2005	2006	2007	2008	After 2008
Minimum principal payments	$17,268	$16,178	$22,743	$–	$–	$4,870

(11)    Stock-Based Compensation

The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) adopted by our Board of Directors permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards, stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 2,000,000 new shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date.

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

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the CIRCOR replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2003, there were 158,574 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units and SARs for the years ended December 31, 2003, 2002 and 2001 was $0.6 million, $0.3 million and $0.4 million, respectively.

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2003	2002	2001
Risk-free interest rate	4.0%	4.1%	5.4%
Expected life (years)	7	7	7
Expected stock volatility	44.1%	45.5%	55.7%
Expected dividend yield	0.9%	0.9%	0.9%

A summary of the status of all options granted to employees and non-employee directors at December 31, 2003, 2002, and 2001 and changes during the years then ended is presented in the table below (Options in thousands):

	December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,498	$12.02	1,417	$11.14	1,232	$9.85
Granted	15	15.42	339	13.90	279	16.10
Exercised	(132)	9.59	(234)	9.58	(45)	8.11
Canceled	(46)	13.69	(24)	9.95	(49)	10.59

Options outstanding at end of period	1,335	$12.24	1,498	$12.02	1,417	$11.14

Options exercisable at end of period	738	$11.51	644	$10.75	631	$10.49
Weighted average fair value of options granted		$7.18		$6.69		$9.17

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options (thousands)	Weighted Average Exercise Price
$ 7.50 – $ 8.37	248	5.9	$7.65	139	$7.78
9.43 – 10.38	233	5.6	10.14	192	10.12
11.00 – 13.94	617	6.0	13.28	335	12.82
16.32 – 19.75	237	7.9	16.39	72	16.32

$ 7.50 – $19.75	1,335	6.2	$12.24	738	$11.51

(12)    Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31, 2003 consisted of only accumulated translation adjustments of $14.1 million. The accumulated other comprehensive income as of December 31, 2002 consists of the following (In thousands):

	December 31, 2002
	Gross Item	Tax Effect	Net of Tax
Cumulative translation adjustment	$1,335	$–	$1,335
Additional minimum pension liability	(1,604)	608	(996)
Unrealized net gains-investments	27	(10)	17

Total accumulated comprehensive income (loss)	$(242)	$598	$356

(13)    Employee Benefit Plans

We sponsor two defined benefit pension plans covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees’ compensation. Our funding policy for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The measurement date for both of our plans is September 30th.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2003	2002	2001
Components of net periodic benefit expense:
Service cost-benefits earned	$1,822	$1,396	$1,210
Interest cost on benefits obligation	983	811	733
Net loss/(gain) amortization	265	–	–
Transition obligation (asset) amortization	(32)	(64)	–
Prior service cost amortization	98	98	30
Estimated return on assets	(968)	(714)	(845)

Net periodic cost of defined benefits plans	2,168	1,527	1,128
Cost of 401(k) plan company match contributions	282	335	368

Net benefit plans expense	$2,450	$1,862	$1,496

The weighted average assumptions used to determine the net periodic benefit cost and benefit obligations for the pension plans are shown below:

	Year Ended December 31,
	2003	2002	2001
Net periodic benefit cost:
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	5.00%

Benefit obligations:
Discount rate	6.00%	6.75%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

A 25 basis point increase or decrease in the expected return of plan assets would increase or decrease the pension expense by less than $0.1 million. A 25 basis point increase or decrease in the assumed discount rate assumption would increase or decrease our interest expense by approximately $0.1 million.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows (In thousands):

	December 31,
	2003	2002
Change in projected benefit obligation:
Balance at beginning of year	$17,321	$11,316
Service cost	1,822	1,396
Interest cost	983	811
Actuarial loss	2,461	1,491
Benefits paid	(216)	(157)
Administrative expenses	(221)	(209)
Liabilities acquired or adjusted	(57)	2,673

Balance at end of year	$22,093	$17,321

Change in fair value of plan assets:
Balance at beginning of year	$12,496	$6,691
Actual return on assets	2,033	(1,108)
Benefits paid	(216)	(157)
Administrative expenses	(221)	(209)
Assets acquired or adjusted	332	1,562
Employer contributions	3,000	5,717

Fair value of plan assets at end of year	$17,424	$12,496

Funded status:
Plan assets less than projected benefit obligation	$(4,669)	$(4,825)
Unrecognized transition asset	(40)	(72)
Unrecognized prior service cost	759	857
Unrecognized actuarial loss	5,308	4,566

Net prepaid benefit cost	$1,358	$526

The aggregate accumulated benefit obligation at December 31, 2003 and 2002 is $18.3 million and $13.6 million, respectively. The accumulated benefit obligation and plan assets for the funded pension plan were $17.3 million and $17.4 million, respectively, for the year ended December 31, 2003, and $12.9 million and $12.5 million, respectively, for the year ended December 31, 2002. The accumulated benefit obligation for the unfunded pension plan was $1.0 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.

The plan assets were held in the following accounts at year-end, expressed as a percent of total assets:

	2003	2002
Equity securities	72.5%	55.2%
Debt securities	27.5%	22.2%
Cash	–	22.6%

	100.0%	100.0%

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our investment objectives for the portfolio of the Plan assets is be to match, as closely as possible, the return of a composite benchmark comprised of: 40% of the Russell 1000 Index; 15% of the Russell 1000 Index; 15% of the Morgan Stanley Capital International EAFE Index; and 30% of the Lehman Brothers Aggregate Bond Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Rebalancing among asset classes will occur on an annual basis to ensure that the targeted asset allocations are maintained.

Our best estimate for expected contributions to the pension plans for 2004 is from $1 million to $3 million.

During the year ended December 31, 2002, a $2.3 million adjustment was made to record the minimum pension liability required to the extent the accumulated benefit obligations exceeded plan assets as of September 30, 2002, the plan measurement date. In conjunction with the adjustment to the liability account, a $0.7 million intangible asset was recorded up to the amount of unrecognized prior service cost for those plans. A $1.0 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income. All of the above adjustments were reversed in 2003 as a result of the increased market value of plan assets exceeding the plan’s current liability as of the measurement date, September 30, 2003.

(14)    Contingencies, Environmental Remediation and Guarantees

We, like other worldwide manufacturing companies, are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain liability insurance coverage which we believe to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims, which may arise from product defects and failures or from environmental liability.

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah and Washington, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie Controls had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, we recently negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

During the fourth quarter of 2003, we entered into a monetary settlement with the United States Customs Service in order to resolve its previously disclosed investigation of our KF Industries subsidiary. This settlement did not have a material financial impact on our financial statements, and we now consider this matter to be closed.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

instruments was $10.4 million at December 31, 2003. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to five years from December 31, 2003.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2003 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$8,222
Greater than 12 months	2,168

Total	$10,390

(15)    Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are marked to market at the balance sheet date. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is $47.9 million as of December 31, 2003. The fair value of the Company’s variable rate debt approximates its carrying value.

As of January 1, 2001, we adopted FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended by Statement No. 138. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value as assets or liabilities. The adoption of Statement No. 133 did not have a material effect on assets, liabilities, accumulated comprehensive income or net income.

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

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecast transactions were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the year ended December 31, 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no net unrealized gains attributable to foreign currency forward contracts at December 31, 2003, and $0.1 million at December 31, 2002. As of December 31, 2003, we had no forward contracts to buy currencies.

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $4.4 million, $4.0 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2003 were (In thousands):

	2004	2005	2006	2007	2008	After 2008
Minimum lease commitments	$3,889	$3,441	$2,944	$2,736	$2,617	$1,718

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(16)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate Adjustments	Consolidated Total
Year Ended December 31, 2003
Net revenues	$200,775	$158,678	$–	$359,453
Inter-segment revenues	1,036	451	(1,487)	–
Operating income (loss)	22,218	15,151	(7,382)	29,987
Interest income				(775)
Interest expense				5,926
Other income, net				(837)
Income before income taxes				25,673
Identifiable assets	278,172	171,398	(25,707)	423,863
Capital expenditures	2,750	3,951	122	6,823
Depreciation and amortization	5,430	4,111	321	9,862

Year Ended December 31, 2002
Net revenues	$190,524	$140,924	$–	$331,448
Inter-segment revenues	1,458	68	(1,526)	–
Operating income (loss)	28,614	9,480	(7,720)	30,374
Interest income				(966)
Interest expense				7,687
Other income, net				(686)
Income before income taxes				24,339
Identifiable assets	390,067	165,291	(164,624)	390,734
Capital expenditures	2,134	2,097	187	4,418
Depreciation and amortization	6,057	4,246	347	10,650

Year Ended December 31, 2001
Net revenues	$193,297	$149,786	$–	$343,083
Inter-segment revenues	929	22	(951)	–
Operating income (loss)	32,158	9,194	(7,735)	33,617
Interest income				(922)
Interest expense				8,024
Other expense, net				521
Income before income taxes				25,994
Identifiable assets	268,315	157,672	(39,866)	386,121
Capital expenditures	2,934	1,959	57	4,950
Depreciation and amortization	8,067	4,652	327	13,046

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note 1 for further discussion of the products included in each segment.

In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level that were applicable to the segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All intercompany transactions have been eliminated, and inter-segment revenues are not significant.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2003	2002	2001
United States	$185,690	$182,058	$226,069
Canada	30,150	25,857	32,500
Germany	20,104	17,220	11,706
France	9,061	10,649	9,397
Netherlands	11,304	11,928	5,726
Other	103,144	83,736	57,685

Total revenues	$359,453	$331,448	$343,083

Long-lived assets by geographic area (In thousands)
United States	$38,763	$48,852
Germany	8,720	7,087
France	1,319	1,125
Italy	3,528	2,965
Canada	2,575	2,165
Other	6,832	2,171

Total long-lived assets	$61,737	$64,365

In March 2002, we transferred SSI from the Petrochemical Products segment to the Instrumentation and Thermal Fluid Controls Products segment. We believe that this change better reflects the products and markets that SSI serves. Prior periods have been restated and net revenues, operating income, and identifiable assets are not materially different with this reclassification.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(17)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2003
Net revenues	$87,163	$89,224	$86,661	$96,405
Gross profit	24,822	26,921	24,860	28,909
Net income	3,839	4,397	4,379	5,258
Earnings per common share:
Basic	$0.25	$0.29	$0.29	$0.34
Diluted	0.25	0.28	0.28	0.33
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$16.85	$18.10	$20.95	$24.37
Low	13.16	12.81	17.42	18.95

Year ended December 31, 2002
Net revenues	$79,462	$82,541	$83,092	$86,353
Gross profit	24,542	24,623	24,040	25,080
Net income	3,685	3,839	3,770	4,283
Earnings per common share:
Basic	$0.25	$0.26	$0.25	$0.28
Diluted	0.24	0.24	0.24	0.28
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$22.38	$22.25	$18.05	$16.58
Low	16.95	16.85	13.25	11.75

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(18)    Special Charges

During the years ended December 31, 2003, 2002 and 2001, we incurred costs associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/Exit Costs	Total
Balance as of December 31, 2000	$–	$–	$–
Charges	79	125	204
Less: cash payments	33	57	90

Balance as of December 31, 2001	46	68	114

Charges	206	539	745
Less: non-cash property write-down	–	325	325
Less: cash payments	186	264	450

Balance as of December 31, 2002	66	18	84

Charges	479	884	1,363
Less: non-cash property write-down	–	354	354
Less: cash payments	352	443	795

Balance as of December 31, 2003	$193	$105	$298

Costs incurred in 2003 were related to actions taken in the Thermal Fluid Controls Products Segment and Petrochemical Products Segment of $0.9 million and $0.5 million, respectively. Costs incurred during 2002 and 2001 were related to the Petrochemical Products segment. Costs in 2000 were related to actions taken in both the Instrumentation and Thermal Fluid Controls Products and Petrochemical Products segments of $1.6 million and $0.3 million, respectively. A write-down of fixed assets of approximately $0.4 million is included in the facility and exit special charges incurred for the year ended December 31, 2003 related to assets held for sale. As a result of these actions taken there were 116 employee positions terminated during 2003, 16 during 2002 and 36 during 2001. Special charges have been recognized as incurred. The remaining costs at December 31, 2003 are expected to be paid within the first half of 2003.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (1)	Balance at End of Period
	(In thousands)
Year ended December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$2,041	$320	$33	(2)	$275	$2,119
Allowance for inventory	$7,671	$4,218	$161	(3)	$4,154	$7,896

Year ended December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$2,637	$17	$4	(4)	$617	$2,041
Allowance for inventory	$9,667	$3,383	$397	(4)	$5,776	$7,671

Year ended December 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$2,831	$754	$230	(5)	$1,178	$2,637
Allowance for inventory	$11,084	$3,379	$710	(6)	$5,506	$9,667

(1)	Uncollectible accounts and inventory written-off, net of recoveries.
(2)	Includes $44 thousand acquired in connection with the acquisition of TSI and DQS.
(3)	Acquired in connection with the acquisition of TSI and DQS.
(4)	Acquired in connection with the acquisition of Tomco and U.S. Para Plate.
(5)	Includes $223 thousand acquired in connection with the acquisition of RTK and SART.
(6)	Acquired in connection with the acquisition of RTK and SART.