Form 10-Q
period 2004-03-31
CIRCOR INTERNATIONAL INC
filed 2004-05-05
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

35 Corporate Drive, Suite 290, Burlington, MA 01803-4244

Telephone: (781) 270-1200

25 Corporate Drive, Suite 130, Burlington, MA 01803-4238 (Effective May 10, 2004)

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

As of April 30, 2004, there were 15,336,957 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,963	$58,202
Investments	7,679	7,840
Trade accounts receivable, less allowance for doubtful accounts of $2,023 and $2,119, respectively	64,880	64,830
Inventories	97,878	97,278
Prepaid expenses and other current assets	6,769	4,587
Deferred income taxes	6,206	6,303
Assets held for sale	2,169	3,884

Total Current Assets	245,544	242,924

PROPERTY, PLANT AND EQUIPMENT, NET	59,729	61,737
OTHER ASSETS:
Goodwill	110,690	111,448
Intangibles, net	1,626	1,587
Other assets	5,948	6,167

TOTAL ASSETS	$423,537	$423,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,658	$37,635
Accrued expenses and other current liabilities	22,027	19,955
Accrued compensation and benefits	7,309	7,787
Income taxes payable	4,168	1,491
Notes payable and current portion of long-term debt	16,072	17,268

Total Current Liabilities	82,234	84,136

LONG-TERM DEBT, NET OF CURRENT PORTION	42,864	43,791
DEFERRED INCOME TAXES	6,337	6,303
OTHER NONCURRENT LIABILITIES	11,006	9,820
MINORITY INTEREST	4,662	4,653
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15, 321, 957 and 15,302,127 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	153	153
Additional paid-in capital	206,413	206,160
Retained earnings	58,488	54,793
Accumulated other comprehensive income	11,380	14,054

Total Shareholders’ Equity	276,434	275,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,537	$423,863

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues	$90,697	$87,163

Cost of revenues	62,404	62,341

GROSS PROFIT	28,293	24,822

Selling, general and administrative expenses	20,525	17,638

Special charges.	38	—

OPERATING INCOME	7,730	7,184

Other (income) expense:

Interest income	(171)	(102)

Interest expense	1,190	1,563

Other (income) expense, net.	144	(275)

Total other expense	1,163	1,186

INCOME BEFORE INCOME TAXES	6,567	5,998

Provision for income taxes	2,299	2,159

NET INCOME	$4,268	$3,839

Earnings per common share:

Basic	$0.28	$0.25

Diluted	$0.27	$0.25
Weighted average number of common shares outstanding:

Basic	15,308	15,116

Diluted	16,001	15,533

Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$4,268	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,680	2,470
Amortization	77	74
Compensation expense of stock based plans	223	60
Deferred income taxes (benefit)	—	(3)
Gain on disposal of assets held for sale	(194)	—
Gain on disposal of property, plant and equipment	(26)	(1)
Equity in undistributed loss of affiliates	4	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(1,084)	1,388
Inventories	(1,567)	5,314
Prepaid expenses and other assets	(2,150)	(1,584)
Accounts payable, accrued expenses and other liabilities	1,890	4,338

Net cash provided by operating activities	4,121	15,895

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,294)	(795)
Proceeds from the disposal of property, plant and equipment	400	1
Proceeds from the sale of assets held for sale	1,889	—
Other	(2)	(8)

Net cash provided by (used in) investing activities	993	(802)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1	144
Payments of long-term debt	(2,078)	(2,555)
Dividends paid	(573)	(567)
Proceeds from the exercise of stock options	84	413

Net cash used in financing activities	(2,566)	(2,565)

Effect of exchange rate changes on cash and cash equivalents	(787)	509

INCREASE IN CASH AND CASH EQUIVALENTS	1,761	13,037
Cash and cash equivalents at beginning of year	58,202	38,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,963	$51,419

Supplemental Cash Flow Information:

Cash paid during the three months for:
Income taxes	$708	$459
Interest	$184	$284

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

The consolidated balance sheet at December 31, 2003 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2003 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Report be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2003.

(2)	Summary of Significant Accounting Policies

Stock-Based Compensation

We measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. During the quarter ended March 31, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards. The use of these RSUs is being phased in over a two-year period and is expected to replace stock option awards. We account for these RSUs by expensing the amortized cost to selling general and administrative expenses ratably over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation (In thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income	$4,268	$3,839
Add: Stock-based compensation expense included in reported net income, net of tax	145	38
Less: Stock-based compensation cost that would have been included in the determination of net income under a fair value based method, net of tax	(375)	(244)

Pro forma net income as if a fair value based method had been applied to all awards	$4,038	$3,633

Earnings per common share (as reported):
Basic	$0.28	$0.25
Diluted	$0.27	$0.25
Pro forma earnings per common share:
Basic	$0.26	$0.24
Diluted	$0.25	$0.23

The fair value of the option grants for the three months ended March 31, 2004 were estimated as of the date of the grants using the Black-Scholes option pricing method utilizing a risk-free rate of 3.8%, expected life of 7 years, expected volatility of 32.8% and an expected dividend yield of 0.9%. No option grants were made for the three-month period ended March,31, 2003.

New Accounting Standards

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after March 31, 2004, and for hedging relationships designated after March 31, 2004 and is to be applied prospectively. We believe that the adoption of Statement No. 149 will not have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations.

(3)	Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2004 at rate of 2.50% to 3.00%	$7,679	$—	$—	$7,679

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003:
Guaranteed investment contracts maturing in various periods to December 2004 at rate of 2.50% to 3.00%	$7,840	$—	$—	$7,840

(4)	Inventories

Inventories consist of the following (In thousands):

	March 31, 2004	December 31, 2003
Raw materials	$38,152	$38,120
Work in process	28,707	27,991
Finished goods	31,019	31,167

	$97,878	$97,278

(5)	Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of March 31, 2004 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2003	$98,956	$12,492	$111,448
Adjustments to preliminary purchase price allocation	(203)	—	(203)
Currency translation adjustments	(493)	(62)	(555)

Goodwill as of March 31, 2004	$98,260	$12,430	$110,690

The table below presents gross intangible assets and the related accumulated amortization as of March 31, 2004 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,142	$(4,898)
Trademarks and trade names	502	(125)
Land use rights	1,180	(294)
Other	174	(55)

Total	$6,998	$(5,372)

Net carrying value of intangible assets	$1,626

The table below presents estimated annual amortization expense for intangible assets recorded as of March 31, 2004 (In thousands):

	2004	2005	2006	2007	2008	After 2008
Estimated annual amortization expense	$116	$149	$116	$64	$64	$1,117

(6)	Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended March 31, 2004
Net revenues	$51,639	$39,058	$—	$90,697
Intersegment revenues	144	—	(144)	—
Operating income (loss)	5,788	4,201	(2,259)	7,730
Interest income				(171)
Interest expense				1,190
Other expense, net				144

Income before income taxes				6,567

Identifiable assets	278,772	168,577	(23,812)	423,537
Capital expenditures	740	552	2	1,294
Depreciation and amortization	1,432	1,254	71	2,757

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended March 31, 2003
Net revenues	$49,119	$38,044	$—	$87,163
Intersegment revenues	44	368	(412)	—
Operating income (loss)	5,982	2,877	(1,675)	7,184
Interest income				(102)
Interest expense				1,563
Other income, net				(275)

Income before income taxes				5,998

Identifiable assets	256,919	146,780	(3,930)	399,769
Capital expenditures	393	327	75	795
Depreciation and amortization	1,432	1,033	79	2,544

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment.

In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level that were applicable to the segments were allocated to the segments based upon specific identification of costs, employment information or net revenues

All intercompany transactions have been eliminated.

(7)	Special Charges

Special charges of less than $0.1 million incurred during the three months ended March 31, 2004 were primarily severance and facility costs related to the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million also within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the closure of our California facility, 5 employee positions were eliminated.

The following table sets fourth our reserves associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/Exit Costs	Total
Balance as of December 31, 2002	$66	$18	$84
Cash payments	(43)	(7)	(50)

Balance as of March 31, 2003	23	11	34
Cash payments	(10)	—	(10)

Balance as of June 30, 2003	13	11	24
Charges	258	13	271
Cash payments	(35)	(13)	(48)

Balance as of September 30, 2003	236	11	247
Charges	221	871	1,092
Non-cash property write-down	—	(354)	(354)
Cash payments	(264)	(423)	(687)

Balance as of December 31, 2003	193	105	298
Charges / (credits), net	84	(46)	38
Cash gain on property sale	—	194	194
Cash payments	(145)	(195)	(340)

Balance as of March 31, 2004	$132	$58	$190

Reserves remaining at March 31, 2004 mainly represent severance costs related to the closure of the California facility and facility costs related to the closure of the Ohio facility and should be settled by the end of the second quarter of 2004.

(8)	Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended March 31,
	2004			2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,268	15,308	$0.28	$3,839	15,116	$0.25
Dilutive securities, principally common stock options	—	693	(0.01)	—	417	—

Diluted EPS	$4,268	16,001	$0.27	$3,839	15,533	$0.25

Options to purchase 152,600 and 245,500 shares of our common stock at an exercise price of $23.80 and $16.32 per share were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003, respectively, because the exercise price was more than the average market price of our common stock during the periods.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three months ended March 31, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net loss from foreign currency transactions of $0.2 million for the three months ended March 31, 2004 and a net gain of $0.3 million for the three months ended March, 31, 2003, respectively. As of March 31, 2004, we had one outstanding open forward contract to sell foreign currency with a face value of $0.2 million. This contract matures in September 2004.

(10)	Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 consists of the following (In thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$4,268	$3,839
Minimum pension liability	—	—
Cumulative translation adjustments	(2,674)	2,437
Unrealized net losses - marketable securities	—	(5)

Total comprehensive income	$1,594	$6,271

(11)	Commitments and Contingencies

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah and Washington, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie Controls had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, we recently negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $9.5 million at March 31, 2004. Our historical experience with these types of instruments has been good and no claims have been paid in the current quarter or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to seven years from March 31, 2004.

The following table contains information related to standby letters of credit instruments outstanding as of March 31, 2004 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$6,337
Greater than 12 months	3,146

Total	$9,483

(12)	Defined Pension Benefit Plans

We sponsor two defined benefit pension plans covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees’ compensation. Our funding policy for these plans is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The measurement date for these plans is September 30th.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended March 31
	2004	2003
Service cost-benefits earned	$580	$456
Interest cost on benefits obligation	328	246
Prior service cost amortization	94	83
Estimated return on assets	(377)	(242)

Net periodic cost of defined pension benefit plan	$625	$543

(13)	Subsequent Event

On April 30, 2004, we acquired Mallard Control Company (“Mallard”) located in Beaumont, Texas for $9.7 million in cash, plus the assumption of $4.3 million of debt. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Revenues for Mallard in 2003 totaled $12 million. Mallard will be operated within our Petrochemical Products segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in our 2003 Annual Report filed with the Securities and Exchange Commission on March 15,2004. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last three and one half years ended March 31, 2004, we have made seven acquisitions that extended the product offerings of our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS International B.V. and Texas Sampling, Inc. provided us with a larger presence in the analytical sampling market.

Regarding the first quarter 2004 financial results, we were able to make progress in a number of areas and certain of our key markets started to show signs of improvement. Our business teams responded well to the prolonged economic slowdown by sticking to the basics: cutting costs, increasing efficiencies and consolidating operations. Consolidated net revenues increased 4% to $90.7 million, while net income grew by 11% to $4.3 million. Our higher earnings resulted from the contributions of acquisitions purchased in late 2003, the much improved profitability of our Petrochemical Products segment, and foreign exchange gains. Cash flow matched our expectations, generating $4.1 million of cash provided by operating activities. Although we generated a record amount of cash from operating activities in 2003, due to our efforts to reduce our working capital, we know it will be increasingly challenging to further reduce working capital, as is our goal, particularly inventories. Nonetheless, we finished the quarter in a position of having more cash than debt.

Basis of Presentation

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

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

Allowance for Doubtful Accounts

Our trade accounts receivable balance, net of allowance for doubtful accounts, was $64.9 million as of March 31, 2004, compared to $64.8 million as of December 31, 2003. The allowance for doubtful accounts as of March 31, 2004 was $2.0 million, compared with $2.1 million as of December 31, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional provisions could be required, which could have an adverse impact on our selling, general and administrative expenses.

Allowance for Inventory

Our net inventory balance was $97.9 million as of March 31, 2004, compared to $97.3 million as of December 31, 2003. Our inventory allowance was $7.9 million as of March 31, 2004 and December 31, 2003. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and charged to the provision for inventory, which is a component of our cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheets as of March 31, 2004 was $110.7 million, compared with $111.4 million as of December 31, 2003. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of the reporting unit, the discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. There was no impairment of our goodwill in 2003 or during the first quarter 2004.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 30.4%, 36.0%, and 40.0% for 2003, 2002, and 2001, respectively. We believe past estimates of our effective rate were reasonable and accurate, being lowered after 2001 when goodwill amortization ended. The 2003 rate reduction was the result of income tax benefits recorded in the fourth quarter 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years; and a reduction of income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years ended December 31, 2000 and 2001. For 2004, we expect an effective income tax rate of 35%, including the estimated benefit of the product development and research tax credit for 2004. Nonetheless, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a valuation allowance of $0.8 million as of March 31, 2004, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings (some of which may involve substantial dollar amounts). Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 11 of the accompanying consolidated financial statements.

Pension Benefits

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2004 and 2003, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.75%. The discount rate used to estimate the net pension expenses for 2004 is 6.00% compared to 6.75% in 2003. The lower rates reflected the decline in global capital markets and interest rates. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be reduced.

Plan assets are comprised of equity investments of companies in the United States with large and small market capitalizations; fixed income securities issued by the United States government, or its agencies; and certain international equities. There are no common shares of CIRCOR International, Inc. in the plan assets.

Unrecognized actuarial gains and losses are being recognized over approximately an eleven-year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. As of March 31, 2004, we had unrecognized net actuarial losses of $5.3 million.

The fair value of the defined benefit plan assets at December 31, 2003 exceeded the estimated accumulated benefit obligations as a net result of the increases in global capital markets and cash contributions from the company, partially offset by the lower interest rates.

During 2003, we made $3.0 million in cash contributions to our defined benefit pension plans. In 2004, we expect voluntary cash contributions to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,				% Change
	2004		2003
	(Dollars in thousands)
Net revenues	$90,697	100.0%	$87,163	100.0%	4.1%
Cost of revenues	62,404	68.8	62,341	71.5	0.1

Gross profit	28,293	31.2	24,822	28.5	14.0
Selling, general and administrative expenses	20,525	22.7	17,638	20.3	16.4
Special charges	38	0.0	—	—	n/a

Operating income	7,730	8.5	7,184	8.2	7.6
Other (income) expense:
Interest expense, net	1,019	1.1	1,461	1.6	(30.3)
Other (income) expense, net	144	0.2	(275)	(0.3)	(152.4)

Income before income taxes	6,567	7.2	5,998	6.9	9.5
Provision for income taxes	2,299	2.5	2,159	2.5	6.5

Net income	$4,268	4.7%	$3,839	4.4%	11.2%

Net revenues for the three months ended March 31, 2004 increased by $3.5 million, or 4.1%, to $90.7 million from $87.2 million for the three months ended March 31, 2003. The increase in net revenues for the three months ended March 31, 2004 was attributable to the following:

	Three Months Ended March 31,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2004	2003
	(In thousands)
Instrumentation & Thermal Fluid Controls	$51,639	$49,119	$2,520	$2,457	$(1,456)	$1,519
Petrochemical	39,058	38,044	1,014	—	(1,515)	2,529

Total	$90,697	$87,163	$3,534	$2,457	$(2,971)	$4,048

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57% of net revenues for the three months ended March 31, 2004 compared to 56% for the three months ended March 31, 2003. The Petrochemical Products segment accounted for 43% of net revenues for the three months ended March 31, 2004 compared to 44% for the three months ended March 31, 2003.

The change in the composition of revenues was influenced by the incremental revenues added from the fourth quarter 2003 acquisitions of Texas Sampling, Inc. (“TSI”) and DQS International B.V. (“DQS”) in the Instrumentation and Thermal Fluid Controls Products segment, as well as the growth in certain markets served by our Petrochemical Products segment. During 2002 and continuing in 2003, our Petrochemical Products segment began winning an increasing number of orders for large, international oil and gas projects, a trend we currently expect will continue through most of 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $2.5 million, or 5%, for the quarter ended March 31, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $2.5 million from the TSI and DQS acquisitions. Revenues also increased $1.5 million resulting from the strengthened Euro, translating the revenues of our European business units into higher U.S. dollar amounts in the first quarter 2004. The acquisitions and foreign exchange impacts were partially offset by the organic declines in most of this segment’s on-going business units. In our ongoing businesses, revenue decreases for the quarter were 2% to 3% compared to the first quarter 2003. Incoming orders were quite low for the entire month of January 2004. However, order rates increased in February and March. The order growth was too late for us to convert into shipments and revenue for the quarter ended March 31, 2004. Nonetheless, our business leaders feel there was good momentum for orders exiting March and entering the second quarter of 2004, for most of the general industrial and aerospace end markets. In the end-markets served by our Thermal Fluid products, orders were equivalent to the first quarter of 2003 as the maritime end market declined which offset order growth experienced from the HVAC and general industrial markets. For the remainder of 2004, we expect a modest increase in orders on slight improvement in general economic conditions for markets we serve such as aerospace and general industrial instrumentation. We also expect 2004 to benefit from incremental revenue from DQS and TSI approximating $8 million to $9 million in total.

Petrochemical Products revenues increased by $1.0 million, or 3%, for the quarter ended March 31, 2004. The increase in revenues was the net result of several factors. Revenues increased $2.5 million resulting from the strengthened Euro and Canadian dollar, translating the revenues of our Italian and Canadian business units into higher U.S. dollar amounts. Revenues also increased $1.2 million at our Italian subsidiary, Pibiviesse, as it was successful in winning and fulfilling orders for large international oil and gas projects, a majority of which were for customers in the Middle East. Revenues decreased by $2.7 million at our North American operations, principally due to orders for short cycle maintenance, repair and overhaul (“MRO”) business in North America that were received late in the quarter ended March 31, 2004 and could not be converted to shipments for revenue. Our expectations for the remainder of 2004 are that the large international oil and gas project market that this segment serves will continue to be positive as projects continue to expand the production of oil and gas reserves, both on land and sub-sea; expand distribution pipelines; and increase liquid natural gas production facilities. We expect 2004 revenues from the North American market to provide a modest increase over 2003 as rig counts have increased in the later months of 2003 and orders increased in February and March 2004.

Consolidated gross profit increased $3.5 million, or 14%, to $28.3 million for the quarter ended March 31, 2004 compared to $24.8 million for the quarter ended March 31, 2003. Consolidated gross margin also increased 270 basis points to 31.2% for the quarter ended March 31, 2004 from 28.5% for the quarter ended March 31, 2003.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $2.0 million from first quarter 2003 and was the result of two factors. Gross profit increased $1.6 million from the incremental contribution of the two acquisitions, DQS and TSI. Gross profit also increased $0.5 million from the foreign exchange effect of the stronger Euro in 2003. This segment’s gross margin increased 230 basis points to 35.7% in the quarter ended March 31, 2004 compared to the same period in 2003 due to savings from facility closings in 2003, higher gross margins from the two acquisitions, and a shift in the mix of sales to certain higher-margin products partially offset by higher raw material costs. We are expecting the gross margin in 2004 to improve modestly from 2003. The 2004 improvement is expected to come from the savings associated with the two plant closings in late 2003, a modest rise in customer orders in aerospace and general industrial instrumentation markets, partially offset by continued cost escalation in insurance and employee benefit programs and raw material price increases as certain metal prices have begun to rise in the second half of the first quarter of 2004.

Gross profit for the Petrochemical Products segment increased $1.4 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The net gross profit increase was the net result of $0.7 million from the strengthened Euro and Canadian dollar, plus higher pricing from sales to large international oil and gas projects and the benefit of cost reductions in our North American businesses, particularly more foreign sourcing of lower cost inventory.

Gross margin in the Petrochemical Products segment increased 310 basis points to 25.2% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The gross margin improvement was due to: improved pricing on international oil and gas project shipments and reduced costs of sale resulting from our foreign sourcing program. In 2004, we expect this segment to improve slightly its gross margin. Gross margin in 2004 is expected to benefit from continued foreign sourcing for lower cost inventory, the full year benefit of discretionary expense reductions in 2003, and a modest increase in sales volume, partially offset by competitive pricing and expected cost escalation for steel components.

Selling, general and administrative expenses increased $2.9 million, or 16%, to $20.5 million for the quarter ended March 31, 2004 compared to $17.6 million for the quarter ended March 31, 2003. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $2.2 million. This net increase was the result of: $1.3 million in incremental expense from our fourth quarter 2003 acquisitions of TSI and DQS; a $0.2 million increase due to changes in foreign exchange rates; and $0.5 million increase from higher variable compensation costs.

Selling, general and administrative expenses for the Petrochemical Products segment increased $0.1 million, net of a $0.3 million increase from stronger foreign exchange rates changes offset by $0.3 million lower expenses predominately in our North American operations which have been aggressively reducing their cost structures.

Corporate general and administrative expenses increased $0.6 million in the first quarter 2004 from the same period in 2003. The increase was from the expense of restricted stock grants, and more significantly, for external audit, and for Sarbanes-Oxley section 404 compliance work. Corporate expenses for 2004 will rise from our historical levels predominately for Sarbanes-Oxley Act of 2002, Section 404 compliance. Our effort in 2004 entails testing internal controls and documenting those test results, for which we’ve decided to use an outside firm. That work is followed by our external auditors performing their own testing. Our incremental, 2004 expense to comply with Section 404 of this new law is expected to approximate $1.4 million. We do expect that amount to decline by at least 25% to 50% in the succeeding years. Also, we are now expensing the amortized cost of a new restricted stock grant program. The use of these RSUs in lieu of stock option awards is being phased in over a two year period. The expected 2004 expense for the first grants of the RSUs, awarded in January 2004, is $0.5 million.

Special charges of less than $0.1 million were recognized for the three months ended March 31, 2004. There were no special charges incurred during the three months ended March 31, 2003. In the quarter ending March 31, 2004, we incurred charges to move our U.S. Para Plate operations near Sacramento, CA, to our Circle Seal operation near Los Angeles. This move is expected to be completed in the second quarter of 2004. These charges were partially offset by a $0.2 million gain from the sale of the Tomco Products property, a closed facility whose operations were consolidated into our Hoke-US facility in Spartanburg, SC, in the fourth quarter of 2003.

The change in operating income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was as follows:

	Three Months Ended March 31, 2004,		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	2004	2003
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,788	$5,982	$(194)	$273	$(559)	$92
Petrochemical	4,201	2,877	1,324	—	969	355
Corporate	(2,259)	(1,675)	(584)	—	(584)	—

Total	$7,730	$7,184	$546	$273	$(174)	$447

Operating income increased $0.5 million, or 8%, to $7.7 million for the three months ended March 31, 2004 from $7.2 million for the three months ended March 31, 2003. Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $0.2 million. The impact from operations included the beginning savings from 2003 facility closings which were more than offset by: the rising cost of raw material in inventory, specifically steel costs, and higher manufacturing costs for many of our aerospace products as we instituted new measures to reduce our delivery lead times to customers.

Operating income for the Petrochemical Products segment increased $1.3 million, or 46% for the three months ended March 31, 2004, primarily due to improved pricing of large, international oil and gas projects from our overseas businesses; reduced costs of sales resulting from our international sourcing program; and favorable foreign exchange rate changes.

Interest expense, net, decreased $0.4 million to $1.0 million for the three months ended March 31, 2004 compared to approximately $1.5 million for the three months ended March 31, 2003. The $0.5 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2003.

Other (income) expense, net decreased $0.4 million from net income of less than $0.3 million for the three months ended March 31, 2003 to a $0.1 million net expense for the three months ended March 31, 2004, largely the result of a less significant weakening of the U.S. dollar compared to the Euro and Canadian dollar in the current year versus the prior year.

The effective tax rate for the three months ended March 31, 2004 was 35% compared to 36% for the same period last year. The tax rate for 2004 is expected to be 35%, which reflects our new use of the research tax credit which has been available to U.S. corporate taxpayers for several years.

Net income increased $0.5 million to $4.3 million for the three months ended March 31, 2004 compared to $3.8 million for the three months ended March 31, 2003. This net increase is primarily attributable to: incremental profit from acquisitions, cost reductions from closed facilities, gains from the favorable effect of foreign exchange rate changes, lower net interest expense, and the lower effective tax rate.

For all of 2004, we expect revenues may be slightly higher than 2003 due to the anticipated but gradual improvements we have started to see in general industrial market conditions, plus the full year impact of our fourth quarter 2003 acquisitions. We expect our operating margins in 2004 to rise slightly in the Instrumentation and Thermal Fluid Controls Product Group from 2003, while the Petrochemical Products Group is expected to stay steady near 10%. Both product groups will be affected by increased competitive pricing and certain commodity metal prices increasing their cost of sales. In the case of rising metal costs that are increasing our costs to buy inventory, several of our businesses have announced price increases which should impact shipments beginning June 2004.

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

The following table summarizes our cash flow activities for the three months ended March 31, 2004 (In thousands):

Cash flow from:
Operating activities	$4,121
Investing activities	993
Financing activities	(2,566)
Effect of exchange rates on cash and cash equivalents	(787)

Increase in cash and cash equivalents	$1,761

During the three months ended March 31, 2004, we generated $4.1 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation and amortization, accounted for $7.0 million of the cash provided by operating activities. Increases in working capital and other assets used $2.9 million of the cash provided by operating activities. The $1.0 million generated by investing activities consisted principally of the $1.9 million proceeds from the sale of the Tomco Products facility in Ohio that had been held for sale, and an additional $0.4 million from the sale of equipment, offset by the $1.3 million used for the purchase of capital equipment. We used $2.6 million of cash in financing activities that included: a net $2.1 million reduction of debt balances and another $0.6 million used to pay dividends to shareholders.

Our budget of capital expenditures for the year ended December 31, 2004 is $8.2 million. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of March 31, 2004 and December 31, 2003, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of March 31, 2004 and December 31, 2003, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of March 31, 2004 was 3.0:1 consistent with the 2.9:1 ratio at December 31, 2003. Cash and cash equivalents were $60.0 million as of March 31, 2004 compared to $58.2 million as of December 31, 2003. Total debt as a percentage of total equity was 21.3% as of March 31, 2004 compared to 22.2% as of December 31, 2003.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 31, 2004 and December 31, 2003.

Beginning October 2002, we made the first of our five $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes which mature in October 2006. Our next scheduled principal payment of $15.0 million is October 2004.

We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures and scheduled debt payments for at least the next 24 months.

We have generated net income and positive cash flow from operating activities since the company was spun-off from our former parent in October 1999. Looking forward to the next 24 months, we believe that we will continue to have the necessary funds to operate the company. If our current sales and profitability trends continue, we expect to be profitable and expect that depreciation expense will be greater than our capital expenditures and that working capital will continue to decrease, particularly inventory which has been a focus during the past two years. Regarding inventory, our inventory turns increased in 2003 to 2.8 based on annualizing our fourth quarter 2003 results, and were 2.6 turns for the quarter ended March 31, 2004. We are striving to achieve a minimum of 4.0 turns, which could provide an approximate additional $30.0 million of cash during the next two to three years. Therefore, we expect to generate cash from operating activities that should be sufficient to service operations, capital needs, scheduled debt payments, and our current dividend practice paying $0.15 per share annually. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. Apart from our normal operating needs, scheduled debt and expected dividend payments, we continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our unused $75.0 million revolving line of credit. A larger acquisition would require additional borrowings and, or, the issuance of our common stock.

Effect of Recent Accounting Pronouncements

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits. Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (Statement No. 149). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement No. 149 is effective for contracts entered into or modified after March 31, 2004, and for hedging relationships designated after March 31, 2004 and is to be applied prospectively. We do not believe that the adoption of Statement No. 149 will have a material impact on our consolidated financial statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2004, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of March 31, 2004. Based upon the expected levels of borrowings under our revolving credit facility in 2004, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three-month period ended March 31, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of March 31, 2004, we had one outstanding forward contract to sell foreign currency with a face value of $0.2 million. This contract matures in September 2004.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not material. We do not use derivative financial instruments for trading or speculative purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Commodity Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and we have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that affect our results of operations. We manage this risk by offsetting increases in commodity prices with increased sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process. During the second half of the first quarter of 2004, the rise in metal costs started increasing our costs to buy inventory. As a result, several of our businesses have announced price increases which should impact shipments beginning June 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of the evaluation date and the filing date of this report our disclosure controls and procedures are designed and are effective to give reasonable assurance that information we disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformity with the rules and regulations of the Commission.

As disclosed in our 2003 Form 10-K, during their evaluation of the disclosure controls and procedures in place for our year ended December 31, 2003, the Chief Executive Officer and Chief Financial Officer identified a deficiency in the design and effectiveness of internal control for reconciling certain foreign subsidiaries’ statutory accounts to the amounts included in our financial statements. In response to their discovery of this issue, senior management took steps to strengthen our control processes and procedures to correct this weakness and provide reasonable assurance that the noted weakness in internal control over financial reporting did not result in a material misstatement of our consolidated financial statements. As of December 31, 2003 and during the first quarter of 2004, we instituted additional procedures to ensure that reconciliations of statutory accounts to the financial statements are properly maintained and independently reviewed to ensure their correctness. Additional steps were taken to provide appropriate training and to require more detailed documentation for any such adjustments.

Based on the actions taken and the institution of these additional processes and procedures, our chief executive officer and chief financial officer have concluded that our improved controls and procedures will be effective in addressing the area of weakness previously identified.

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 31, 2004 and December 31, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	This certification is furnished (not filed) for purposes of Section 18 of the Exchange Act nor incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b)	Reports on Form 8-K

The registrant furnished the following current reports on Form 8-K during the period covered by this report:

1.	Report filed March 1, 2004 on Form 8-K pursuant to Item 12, “Results of Operations and Financial Condition” regarding a press release issued on March 1, 2004 relative to the Registrant’s financial performance and results for the fiscal year 2003.

(c)	Exhibit Index

See Item 6(a)(1) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 5, 2004	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive
Officer
Principal Executive Officer

Date: May 5, 2004	/s/ KENNETH W. SMITH
Kenneth W. Smith
Vice President, Chief Financial Officer
and Treasurer
Principal Financial Officer

Date: May 5, 2004	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller
and Assistant Treasurer
Principal Accounting Officer