Form 10-Q
period 2004-06-27
CIRCOR INTERNATIONAL INC
filed 2004-08-02
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

25 Corporate Drive, Suite 130, Burlington,

MA 01803-4238

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

As of July 27, 2004, there were 15,342,019 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 27, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,527	$58,202
Investments	7,517	7,840
Trade accounts receivable, less allowance for doubtful accounts of $2,282 and $2,119, respectively	64,303	64,830
Inventories	105,762	97,278
Prepaid expenses and other current assets	4,788	4,587
Deferred income taxes	6,456	6,303
Assets held for sale	1,190	3,884

Total Current Assets	244,543	242,924

PROPERTY, PLANT AND EQUIPMENT, NET	60,672	61,737
OTHER ASSETS:
Goodwill	117,842	111,448
Intangibles, net	1,600	1,587
Other assets	6,402	6,167

TOTAL ASSETS	$431,059	$423,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,097	$37,635
Accrued expenses and other current liabilities	20,121	19,955
Accrued compensation and benefits	8,163	7,787
Income taxes payable	5,930	1,491
Notes payable and current portion of long-term debt	15,137	17,268

Total Current Liabilities	86,448	84,136

LONG-TERM DEBT, NET OF CURRENT PORTION	42,853	43,791
DEFERRED INCOME TAXES	6,521	6,303
OTHER NON-CURRENT LIABILITIES	10,322	9,820
MINORITY INTEREST	4,601	4,653
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,342,019 and 15,302,127 issued and outstanding at June 27, 2004 and December 31, 2003, respectively	153	153
Additional paid-in capital	206,884	206,160
Retained earnings	62,034	54,793
Accumulated other comprehensive income	11,243	14,054

Total Shareholders’ Equity	280,314	275,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$431,059	$423,863

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenues	$94,552	$89,224	$185,249	$176,387
Cost of revenues	66,878	62,303	129,282	124,644

GROSS PROFIT	27,674	26,921	55,967	51,743
Selling, general and administrative expenses	20,557	19,119	41,082	36,757
Special charges.	—	—	38	—

OPERATING INCOME	7,117	7,802	14,847	14,986

Other (income) expense:
Interest income	(184)	(201)	(355)	(303)
Interest expense.	1,156	1,550	2,347	3,113
Other income, net.	(193)	(417)	(50)	(692)

Total other expense	779	932	1,942	2,118

INCOME BEFORE INCOME TAXES	6,338	6,870	12,905	12,868
Provision for income taxes	2,216	2,473	4,515	4,632

NET INCOME	$4,122	$4,397	$8,390	$8,236

Earnings per common share:
Basic	$0.27	$0.29	$0.55	$0.54
Diluted	$0.26	$0.28	$0.53	$0.53

Weighted average number of common shares outstanding:
Basic	15,334	15,175	15,321	15,146
Diluted	15,908	15,634	15,946	15,576

Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES
Net income	$8,390	$8,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,033	5,033
Amortization	115	149
Compensation expense of stock based plans	304	130
Gain on sale of investments	—	(8)
Gain on disposal of assets held for sale	(387)	—
Loss (Gain) on disposal of property, plant and equipment	11	(9)
Loss on write-down of property, plant and equipment	100	—
Equity in undistributed earnings of affiliates	(44)	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	1,785	2,905
Inventories	(5,624)	10,117
Prepaid expenses and other assets	(1,739)	(1,280)
Accounts payable, accrued expenses and other liabilities	4,593	2,852

Net cash provided by operating activities	12,537	28,125

INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,869)	(1,853)
Proceeds from the sale of property, plant and equipment	732	9
Proceeds from the sale of assets held for sale	3,030	—
Business acquisitions, net of cash acquired	(12,156)	—
Purchase of investments	(1,456)	(43)
Proceeds from the sale of investments	1,456	2,679
Other	(15)	—

Net cash (used in) provided by investing activities	(11,278)	792

FINANCING ACTIVITIES
Proceeds from long-term borrowings	125	144
Payments of long-term debt	(3,462)	(3,876)
Dividends paid	(1,149)	(1,136)
Proceeds from the exercise of stock options	243	777

Net cash used in financing activities	(4,243)	(4,091)

Effect of exchange rate changes on cash and cash equivalents	(691)	1,809

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,675)	26,635
Cash and cash equivalents at beginning of year	58,202	38,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,527	$65,017

Supplemental Cash Flow Information:

Cash paid during the six months for:
Income taxes	$1,943	$4,058
Interest	$2,182	$2,914

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

The consolidated balance sheet at December 31, 2003 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2003 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2003.

We operate and report financial information using a 52-week fiscal year ending December 31. The second quarter and six-months ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week and 26-week periods ended on the Sunday nearest June 30 of the respective year.

(2) Summary of Significant Accounting Policies

Stock-Based Compensation

We measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. During the quarter ended March 31, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards. The use of these RSUs is being phased in over a two-year period and is expected to replace stock option awards. We account for these RSUs by expensing the fair value cost to selling, general and administrative expenses ratably over the three year vesting period. The expected 2004 expense for our stock award program is $0.3 million.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation (In thousands, except per share data):

	Three Months Ended
	June 27, 2004	June 29, 2003
Net income	$4,122	$4,397
Add: Stock-based compensation expense included in reported net income, net of tax	53	45
Less: Stock-based compensation cost that would have been included in the determination of net income under a fair value based method, net of tax	293	261

Pro forma net income as if a fair value based method had been applied to all awards	$3,882	$4,181

Earnings per common share (as reported):
Basic	$0.27	$0.29
Diluted	$0.26	$0.28
Pro forma earnings per common share:
Basic	$0.25	$0.28
Diluted	$0.24	$0.27

	Six Months Ended
	June 27, 2004	June 29, 2003
Net income	$8,390	$8,236
Add: Stock-based compensation expense included in reported net income, net of tax	198	83
Less: Stock-based compensation cost that would have been included in the determination of net income under a fair value based method, net of tax	668	505

Pro forma net income as if a fair value based method had been applied to all awards	$7,920	$7,814

Earnings per common share (as reported):
Basic	$0.55	$0.54
Diluted	$0.53	$0.53
Pro forma earnings per common share:
Basic	$0.52	$0.52
Diluted	$0.50	$0.50

The fair value of the option grants issued in the three and six months ended June 27, 2004 were estimated as of the date of the grants using the Black-Scholes option pricing method utilizing risk-free rates between 3.8% and 4.5%, expected life of 7 years, expected volatility of 32.8% and an expected dividend yield of 0.9%. The fair value of the option grants issued in the three months ended June 29, 2003 were estimated as of the date of the grants using the Black-Scholes option pricing method utilizing a risk-free rate of 4.1%, expected life of 7 years, expected volatility of 45.5% and an expected dividend yield of 0.9%.

New Accounting Standards

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits” (“Statement No 132(R)”). Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

(3) Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 27, 2004
Guaranteed investment contracts maturing in various periods to June 2005 at variable rates, currently 1.75%	$7,517	$—	$—	$7,517

December 31, 2003
Guaranteed investment contracts maturing in various periods to December 2004 at rates ranging from 2.50% to 3.00%	$7,840	$—	$—	$7,840

(4) Inventories

Inventories consist of the following (In thousands):

	June 27, 2004	December 31, 2003
Raw materials	$43,158	$38,120
Work in process	31,328	27,991
Finished goods	31,276	31,167

	$105,762	$97,278

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of June 27, 2004 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2003	$98,956	$12,492	$111,448
Business Acquisitions (See Note 13)	—	5,862	5,862
Adjustments to preliminary purchase price allocation	1,017	—	1,017
Currency translation adjustments	(361)	(124)	(485)

Goodwill as of June 27, 2004	$99,612	$18,230	$117,842

The table below presents gross intangible assets and the related accumulated amortization as of June 27, 2004 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,142	$(4,921)
Trademarks and trade names	502	(130)
Land use rights	1,180	(305)
Other	187	(55)

Total	$7,011	$(5,411)

Net carrying value of intangible assets	$1,600

The table below presents estimated remaining amortization expense by year for intangible assets recorded as of June 27, 2004 (In thousands):

	2004	2005	2006	2007	2008	After 2008
Estimated annual amortization expense	$79	$149	$116	$64	$64	$1,015

(6) Special Charges

There were no special charges incurred during the three months ended June 27, 2004. Special charges of less than $0.1 million incurred during the three months ended March 28, 2004 were primarily severance and facility costs related to the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million, also within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the closure of our California facility, 5 employee positions were eliminated.

The following table sets forth our reserves associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Severance Benefits	Facility/Exit Costs	Total
Balance as of December 31, 2002	$66	$18	$84
Cash payments	(43)	(7)	(50)

Balance as of March 30, 2003	23	11	34
Cash payments	(10)	—	(10)

Balance as of June 29, 2003	13	11	24
Charges	258	13	271
Cash payments	(35)	(13)	(48)

Balance as of September 28, 2003	236	11	247
Charges	221	871	1,092
Non-cash property write-down	—	(354)	(354)
Cash payments	(264)	(423)	(687)

Balance as of December 31, 2003	193	105	298
Charges / (credits), net	84	(46)	38
Cash gain on property sale	—	194	194
Cash payments	(145)	(195)	(340)

Balance as of March 28, 2004	132	58	190
Cash payments	(63)	—	(63)

Balance as of June 27, 2004	$69	$58	$127

Reserves remaining at June 27, 2004 mainly represent severance costs related to the closure of the California facility and facility costs related to the closure of the Ohio facility and should be settled by the end of 2004.

(7) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended June 27, 2004
Net revenues	$54,864	$39,688	$—	$94,552
Intersegment revenues	89	—	(89)	—
Operating income (loss)	6,239	3,066	(2,188)	7,117
Interest income				(184)
Interest expense				1,156
Other income, net				(193)
Income before income taxes				6,338
Identifiable assets	284,557	182,059	(35,557)	431,059
Capital expenditures	975	501	99	1,575
Depreciation and amortization	1,484	868	39	2,391

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Three Months Ended June 29, 2003
Net revenues	$50,963	$38,261	$—	$89,224
Intersegment revenues	583	(320)	(263)	—
Operating income (loss)	6,359	3,303	(1,860)	7,802
Interest income				(201)
Interest expense				1,550
Other income, net				(417)
Income before income taxes				6,870
Identifiable assets	260,600	151,533	(3,941)	408,192
Capital expenditures	396	624	38	1,058
Depreciation and amortization	1,523	1,034	81	2,638

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Six Months Ended June 27, 2004
Net revenues	$106,503	$78,746	$—	$185,249
Intersegment revenues	233	—	(233)	—
Operating income (loss)	12,027	7,267	(4,447)	14,847
Interest income				(355)
Interest expense				2,347
Other income, net				(50)
Income before income taxes				12,905
Identifiable assets	284,557	182,059	(35,557)	431,059
Capital expenditures	1,715	1,053	101	2,869
Depreciation and amortization	2,916	2,122	110	5,148

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Adjustments	Consolidated Total
Six Months Ended June 29, 2003
Net revenues	$100,082	$76,305	$—	$176,387
Intersegment revenues	628	47	(675)	—
Operating income (loss)	12,341	6,179	(3,534)	14,986
Interest income				(303)
Interest expense				3,113
Other income, net				(692)
Income before income taxes				12,868
Identifiable assets	260,600	151,533	(3,941)	408,192
Capital expenditures	789	951	113	1,853
Depreciation and amortization	2,958	2,067	157	5,182

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment.

In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level that were applicable to the segments were allocated to the segments based upon specific identification of costs, employment information or net revenues.

All intercompany transactions have been eliminated.

(8)	Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	June 27, 2004			June 29, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,122	15,334	$0.27	$4,397	15,175	$0.29
Dilutive securities, principally common stock options	—	574	(0.01)	—	459	(0.01)

Diluted EPS	$4,122	15,908	$0.26	$4,397	15,634	$0.28

	Six Months Ended
	June 27, 2004			June 29, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$8,390	15,321	$0.55	$8,236	15,146	$0.54
Dilutive securities, principally common stock options	—	625	(0.02)	—	430	(0.01)

Diluted EPS	$8,390	15,946	$0.53	$8,236	15,576	$0.53

Options to purchase 149,900 shares of our common stock at an exercise price of $23.80 per share were not included in the computation of diluted earnings per share for the three and six months ended June 27, 2004 Options to purchase 240,500 shares of our common stock at an exercise price of $16.32 per share were not included in the computation of diluted earnings per share for the three and six months ended June 29, 2003. These options were excluded because the exercise price was more than the average market price of our common stock during the periods.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three and six months ended June 27, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded a net gain from foreign currency transactions of $0.1 million for the three months ended June 27, 2004 and a net gain of $0.3 million for the three months ended June, 29, 2003, respectively. We recorded a net loss from foreign currency transactions of $0.1 million for the six months ended June 27, 2004 and a net gain of $0.6 million for the six months ended June 29, 2003, respectively. As of June 27, 2004, we had one outstanding open forward contract to buy foreign currency with a face value of $0.2 million. This contract matures in September 2004.

(10) Comprehensive Income

Comprehensive income for the three months ended June 27, 2004 and June 29, 2003 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$4,122	$4,397	$8,390	$8,236
Cumulative translation adjustment	(137)	4,187	(2,811)	6,624
Unrealized net gains-marketable securities	—	33	—	28

Total comprehensive income	$3,985	$8,617	$5,579	$14,888

(11) Defined Pension Benefit Plans

We sponsor two defined benefit pension plans covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees’ compensation. The annual measurement date for these plans is September 30th.

During 2003, we made $3.0 million in cash contributions to our defined benefit pension plans. We contributed $1.0 million to the pension plan during the three-month period ended June 27, 2004. For the full year 2004, we expect voluntary cash contributions to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations could impact future funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost-benefits earned	$545	$482	$1,125	$938
Interest cost on benefits obligation	328	246	656	492
Amortization costs, net	94	83	188	166
Estimated return on assets	(377)	(242)	(754)	(484)

Net periodic cost of defined pension benefit plan	$590	$569	$1,215	$1,112

(12) Commitments and Contingencies

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah and Washington, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. To date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie Controls had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, we have negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we believe that we have minimal, if any, liability with respect to the vast majority of these cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to-date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $10.1 million at June 27, 2004. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is not reasonably probable. These instruments have expiration dates ranging from less than one to thirty three months from June 27, 2004.

The following table contains information related to standby letters of credit instruments outstanding as of June 27, 2004 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$6,945
Greater than 12 months	3,181

Total	$10,126

(13)	Acquisition

On April 30, 2004, we acquired Mallard Control Company (“Mallard”), located in Beaumont, Texas, for $9.7 million in cash plus the assumption of $4.3 million of debt paid off at closing. We deposited $1.9 million of the cash payment into a separate escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the purchase agreement. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as additional purchase price. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Revenues for Mallard in 2003 totaled approximately $12.0 million. Mallard will be operated within our Petrochemical Products segment. The $5.9 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill. Purchase accounting will not be finalized until the end of 2004 and may result in the identification of other intangible assets that may be amortized and expensed over future periods.

(14)	Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and therefore, have no liabilities recorded from the agreements as of June 27, 2004.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and therefore, have no liabilities recorded from the agreement as of June 27, 2004.

In connection with our industrial revenue bond financing arrangements benefiting certain of our subsidiaries. Under the terms of these revised agreements, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of June 27, 2004.

We record provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to our product warranty reserve as of June 27, 2004 (In thousands):

Balance at December 31, 2003	$1,771
Accruals for warranties during the six months ended June 27, 2004	686
Settlements made during the six months ended June 27, 2004	(716)
Acquisition and currency translation adjustments	(8)

Balance at June 27, 2004	$1,733

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to successfully implement our acquisition strategy, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 and other risks described from time to time in our annual, quarterly and current reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the instrumentation, fluid regulation and petrochemical markets. We offer a broad and diverse range of products that allow us to supply end-users with a wide array of valves and component products for fluid systems.

We have organized the Company into two segments: Instrumentation & Thermal Fluid Controls Products and Petrochemical Products. The Instrumentation & Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, chemical processing, marine, power generation, HVAC systems, food and beverage processing, and other general industrial markets. The Petrochemical Products segment primarily serves the oil and gas exploration, production and refining markets.

Apart from monitoring our key competitors, our businesses pay close attention to changes in market conditions, customer order rates, operating margins, and levels of working capital in order to help manage and improve our financial results.

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last three and one half years ended June 27, 2004, we have made seven acquisitions that extended the product offerings of our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS International B.V. (“DQS”) and Texas Sampling, Inc. (“TSI”) provided us with a larger presence in the analytical sampling market. In April 2004, we added an eighth acquisition to our Petrochemical Products Segment, Mallard Control Company (“Mallard”), providing higher-end products to the oil and gas markets.

Regarding the second quarter 2004 financial results, we were able to make progress in a number of areas and certain of our key markets continued to show signs of improvement. Our business teams remained focused on our continued successes: cutting costs, increasing efficiencies and consolidating operations. However, rising metal prices, lower volumes of international oil and gas project shipments, vendor sourcing delays, and increased corporate governance expenses negatively impacted operating earnings during the second quarter of 2004. For the six-month period ended June 27, 2004 consolidated net revenues increased 5% to $185.2 million, compared to the six months ended June 29, 2003, while net income grew by 1.9% to $8.4 million compared to the six months ended June 29, 2003. Our increased revenue and earnings primarily resulted from the contributions of acquisitions purchased in late 2003 and the second quarter of 2004, the improved first quarter profitability of our Petrochemical Products segment, as well as foreign exchange gains. Cash flow from operating activities thus far in 2004 has been below our expectations, generating $8.4 million and $12.5 million of cash provided by operating activities for the three and six months ended June 27, 2004, respectively. Our largest opportunity to generate increased cash flow is by further reducing inventories. We are currently developing new strategies that would help us systemically change our order fulfillment processes in order to reduce inventories over the next few years. We did finish the quarter in a position of having more cash than debt, after funding our acquisition of Mallard which required cash payments of $14.0 million.

Basis of Presentation

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

We operate and report financial information using a 52-week fiscal year ending December 31. The second quarter and six-months ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week and 26-week periods ended on the Sunday nearest June 30 of the respective year.

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

Allowance for Doubtful Accounts

Our trade accounts receivable balance, net of allowance for doubtful accounts, was $64.3 million as of June 27, 2004, compared to $64.8 million as of December 31, 2003. The allowance for doubtful accounts as of June 27, 2004 was $2.3 million, compared with $2.1 million as of December 31, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional provisions could be required, which could have an adverse impact on our selling, general and administrative expenses.

Allowance for Inventory

Our net inventory balance was $105.8 million as of June 27, 2004, compared to $97.3 million as of December 31, 2003. Our inventory allowance was $8.9 million and $7.9 million as of June 27, 2004 and December 31, 2003, respectively. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established and charged to the provision for inventory, which is a component of our cost of revenues. Subsequent changes in facts and circumstances can result in the further lowering of the market value of inventory.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margin could be adversely affected.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months after completing an acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings anticipated at the date of acquisition, in accordance with FASB Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months after the closing of the acquisition as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Impairment Analysis

Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The goodwill recorded on our consolidated balance sheets as of June 27, 2004 was $117.8 million, compared with $111.4 million as of December 31, 2003. The increase in goodwill this quarter primarily relates to our acquisition of Mallard. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, if triggering events indicate impairment may have occurred. Our annual impairment date is November 1. In assessing the fair value of goodwill, we use our best estimates of future cash flows of the reporting unit, the discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. There was no impairment of our goodwill in 2003 or during the first six months of 2004.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, state taxes, and the tax impact of non-U.S. operations. For 2004, we expect an effective income tax rate of 35%, including the estimated benefit of the product development and research tax credit. Our effective tax rate was 30.4% for 2003. Our 2003 rate reduction was the result of income tax benefits recorded in the fourth quarter 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years; and a reduction of income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years ended December 31, 2000 and 2001. Nonetheless, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a tax valuation allowance of $0.8 million as of June 27, 2004 due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The tax valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings (some of which may involve substantial dollar amounts). Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 12 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II Item 1.

Pension Benefits

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits”. (“Statement No. 132(R)”) Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

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

Unrecognized actuarial gains and losses are being recognized over approximately an eleven year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. As of December 31, 2003, we had unrecognized net actuarial losses of approximately $5.3 million.

The fair value of the defined benefit plan assets at December 31, 2003 exceeded the estimated accumulated benefit obligations as a net result of the increases in global capital markets and our cash contributions partially offset by lower interest rates.

During 2003, we made $3.0 million in cash contributions to our defined benefit pension plans. We contributed $1.0 million to the pension plan during the three months ended June 27, 2004. For the full year 2004, we expect voluntary cash contributions to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations could impact future funding requirements.

Results of Operations for the Three Months Ended June 27, 2004 Compared to the Three Months Ended June 29, 2003.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended June 27, 2004 and June 29, 2003:

	Three Months Ended
	June 27, 2004		June 29, 2003		% Change
	(Dollars in thousands)
Net revenues	$94,552	100.0%	$89,224	100.0%	6.0%
Cost of revenues	66,878	70.7	62,303	69.8	7.3

Gross profit	27,674	29.3	26,921	30.2	2.8
Selling, general and administrative expenses	20,557	21.7	19,119	21.5	7.5
Special charges	—	—	—	—	n/a

Operating income	7,117	7.5	7,802	8.7	(8.8)
Other (income) expense:
Interest expense, net	972	1.0	1,349	1.5	(27.9)
Other (income), net	(193)	(0.2)	(417)	(0.5)	(53.4)

Income before income taxes	6,338	6.7	6,870	7.7	7.7
Provision for income taxes	2,216	2.3	2,473	2.8	(10.4)

Net income	$4,122	4.4%	$4,397	4.9%	(6.3)%

Net Revenue

The increase in net revenues for the three months ended June 27, 2004 was attributable to the following:

Segment	Three Months Ended June 27, 2004 June 29, 2003		Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$54,864	$50,963	$3,901	$2,953	$218	$730
Petrochemical	39,688	38,261	1,427	1,791	(1,124)	760

Total	$94,552	$89,224	$5,328	$4,744	$(906)	$1,490

The Instrumentation and Thermal Fluid Controls Products segment accounted for 58.0% of net revenues for the three months ended June 27, 2004 compared to 57.1% for the three months ended June 29, 2003. The Petrochemical Products segment accounted for 42.0% of net revenues for the three months ended June 27, 2004 compared to 42.9% for the three months ended June 29, 2003. The change in the composition of revenues was primarily influenced by the incremental revenues added from the fourth quarter 2003 acquisitions of TSI and DQS in the Instrumentation and Thermal Fluid Controls Products segment, the second quarter 2004 acquisition of Mallard, reported in our Petrochemical Products Segment, as well as the favorable impact of foreign exchange rates offset by lower second quarter 2004 international project shipments in the Petrochemical Products segment.

Instrumentation and Thermal Fluid Controls Products revenues increased $3.9 million, or 7.7%, for the quarter ended June 27, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $3.0 million from the TSI and DQS acquisitions. Revenues also increased $0.7 million resulting primarily from the strengthened Euro, translating the revenues of our European business units into higher U.S. dollar amounts. We also had higher revenues from aerospace customers which offset the decline in revenues from industrial instrumentation markets.

Petrochemical Products revenues increased by $1.4 million, or 3.7%, for the quarter ended June 27, 2004. The increase in revenues was the net result of several factors including an increase of $1.8 million as a result of our Mallard acquisition. Revenues also increased $0.8 million resulting from the strengthened Euro and Canadian dollar. These quarterly revenue increases were partially offset by declines of $1.1 million across other Petrochemical locations, primarily related to lower shipments to large international projects compared to the three month period ended June 30, 2003.

Gross Profit

Consolidated gross profit increased $0.8 million, or 2.8%, to $27.7 million for the quarter ended June 27, 2004 compared to $26.9 million for the quarter ended June 29, 2003. Consolidated gross margin declined 90 basis points to 29.3% for the quarter ended June 27, 2004 from 30.2% for the quarter ended June 29, 2003 largely as a result of higher metal costs for certain raw materials, lower shipments to large international oil and gas projects, lower supplier performance and remaining inefficiencies from facility consolidations.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $1.1 million from second quarter 2003 and was primarily the result of the incremental gross profit of $1.8 million from the DQS and TSI acquisitions. Gross profit also increased $0.2 million due to the foreign exchange effect of the stronger Euro in 2004. These increases were offset by operational reductions in gross margin of $0.9 million largely as a result of increased metal costs for certain raw materials and remaining inefficiencies from the consolidation of three North American facilities as well as lower supplier performance. This segment’s gross margin decreased 50 basis points to 33.8% in the quarter ended June 27, 2004 compared to the same period in 2003.

Gross profit for the Petrochemical Products segment decreased $0.3 million for the quarter ended June 27, 2004 compared to the quarter ended June 29, 2003. The net gross profit decrease was primarily the net result of $0.2 million from the strengthened Euro and Canadian dollar, plus the Mallard acquisition which contributed an incremental $0.6 million of gross profit, primarily offset by lower shipments to large international projects. Gross margin in the Petrochemical Products segment decreased 170 basis points to 23.0% for the quarter ended June 27, 2004 compared to the quarter ended June 29, 2003. The gross margin decline was primarily the result of lower international shipments more than offsetting improvements from foreign exchange rates and the Mallard acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million, or 7.5%, to $20.6 million for the quarter ended June 27, 2004 compared to $19.1 million for the quarter ended June 29, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.2 million from the incremental expense at TSI and DQS, companies acquired in the fourth quarter of 2003.

Selling, general and administrative expenses for the Petrochemical Products segment decreased $0.1 million. There were $0.4 million of incremental increases from the Mallard acquisition offset by $0.6 million lower expenses predominately in our North American operations which have aggressively reduced their cost structures.

Corporate administrative expenses increased $0.3 million in the second quarter 2004 from the same period in 2003. The increase was primarily due to the expense of establishing a NYSE-required internal audit capability and Sarbanes-Oxley Act Section 404 compliance activities.

Operating Income

The change in operating income for the three months ended June 27, 2004 compared to the three months ended June 29, 2003 was as follows:

Segment	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	June 27, 2004	June 29, 2003
	(In thousands)
Instrumentation & Thermal Fluid Controls	$6,239	$6,359	$(120)	$557	$(717)	$40
Petrochemical	3,066	3,303	(237)	101	(419)	81
Corporate	(2,188)	(1,860)	(328)	—	(328)	—

Total	$7,117	$7,802	$(685)	$658	$(1,464)	$121

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased due to the impact from operations of $0.7 million including the rising cost of raw material in inventory, specifically steel costs, lower supplier performance and higher manufacturing costs for our thermal fluid and instrumentation products. These decreases were off set by incremental operating income from our DQS and TSI acquisitions of $0.6 million and the beginning savings from 2003 facility closings.

Operating income for the Petrochemical Products segment decreased primarily due to lower shipments to large international oil and gas projects; partially offset mitigated by reduced costs of sales resulting from our international sourcing program and incremental operating income from our Mallard acquisition.

Corporate operating income decreased $0.3 million as a result of the increased administrative expenses discussed above.

Interest Expense, net

Net interest expense, decreased approximately $0.3 million to $1.0 million for the three months ended June 27, 2004 compared to approximately $1.3 million for the three months ended June 29, 2003. The $0.3 million reduction in interest expense was primarily due to the lower current year outstanding balance of our senior unsecured notes resulting from the October 2003 principal payment of $15.0 million.

Other Income, net

Other income, net decreased $0.2 million to $0.2 million for the three months ended June 27, 2004 compared to $0.4 million for the three months ended June 29, 2003, primarily the result of a less significant weakening of the U.S. dollar compared to the Euro and Canadian dollar in the current year versus the prior year.

Provision for Income Taxes

The effective tax rate for the three months ended June 27, 2004 was 35% compared to 36% for the three months ended June 29, 2003. The tax rate for 2004 is expected to be 35%, which reflects our new utilization of the research tax credit which has been available to U.S. corporate taxpayers for several years.

Net Income

Net income decreased $0.3 million to $4.1 million for the three months ended June 27, 2004 compared to $4.4 million for the three months ended June 29, 2003. This net decrease is primarily attributable to higher metal pricing, increased corporate expenses, lower shipments to large international oil and gas projects, lower supplier performance partially offset by incremental income from acquisitions, cost reductions from closed facilities, lower net interest expense, and the lower effective tax rate.

Results of Operations for the Six Months Ended June 27, 2004 Compared to the Six Months Ended June 29, 2003.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended June 27, 2004 and June 29, 2003:

	Six Months Ended
	June 27, 2004		June 29, 2003		% Change
	(Dollars in thousands)
Net revenues	$185,249	100.0%	$176,387	100.0%	5.0%
Cost of revenues	129,282	69.8	124,644	70.7	3.7

Gross profit	55,967	30.2	51,743	29.3	8.2
Selling, general and administrative expenses	41,082	22.2	36,757	20.8	11.8
Special charges	38	—	—	—	(0.0)

Operating income	14,847	8.0	14,986	8.5	(0.9)
Other (income) expense:
Interest expense, net	1,992	1.1	2,810	1.6	(29.1)
Other income, net	(50)	—	(692)	(0.4)	(92.8)

Income before income taxes	12,905	7.0	12,868	7.3	0.3
Provision for income taxes	4,515	2.4	4,632	2.6	(2.5)

Net income	$8,390	4.5%	$8,236	4.7%	1.9%

Net Revenues

The increase in net revenues for the six months ended June 27, 2004 was attributable to the following:

Segment	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	June 27, 2004	June 29, 2003
	(In thousands)
Instrumentation & Thermal Fluid Controls	$106,503	$100,082	$6,421	$5,410	$(1,239)	$2,250
Petrochemical	78,746	76,305	2,441	1,791	(2,638)	3,288

Total	$185,249	$176,387	$8,862	$7,201	$(3,877)	$5,538

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57.5% and 56.7% of net revenues for the six months ended June 27, 2004 and June 29, 2003, respectively. The Petrochemical Products segment accounted for 42.5% and 43.3% of net revenues for the six months ended June 27, 2004 and June 29, 2003, respectively. Revenues in both segments were affected by weaker order levels the early portion of the first quarter of 2004 from many of the markets we serve, such as: general industrial, aerospace, analytical OEMs, HVAC, power generation, chemical and small project domestic oil and gas markets. The change in the composition of revenues was also influenced by the incremental revenues added from the fourth quarter 2003 acquisitions of DQS and TSI in the Instrumentation and Thermal Fluid Controls Products segment, and the April 2004 acquisition of Mallard in the Petrochemical Products segment.

Instrumentation and Thermal Fluid Controls Products revenues increased $6.4 million, or 6.4%, to $106.5 million for the six months ended June 27, 2004 as compared to $100.1 million for the six months ended June 29, 2003. Revenues increased primarily due to the incremental $5.4 million of revenue generated by DQS and TSI and $2.3 million due to the effect of favorable foreign exchange rates changes. Aerospace product line revenues increased $0.6 million. These increases were partially offset by a $1.9 million decrease in revenues from instrumentation and thermal fluid product line applications. For the remainder of 2004, we expect a modest increase in orders on improvement in general economic conditions. We implemented customer price increases in most businesses in the second quarter 2004 to help offset the rise in certain metal prices from vendors. We expect to also benefit from $8 million to $9 million in incremental revenues from our acquisitions of DQS and TSI in 2004.

Petrochemical Products revenues increased $2.4 million, or 3.2%, to $78.7 million for the six months ended June 27, 2004 as compared to $76.3 million for the six months ended June 29, 2003. The net increase in revenues for this segment was primarily the result of the Mallard acquisition which added $1.8 million, $3.3 million of favorable foreign exchange rate changes, $1.0 million of increases by our Italian and Chinese operations, partially offset by $3.6 million of reduced sales volumes by our North America businesses. Our expectations for the remainder of 2004 are that the markets served by this segment will be active for new orders. We expect our revenues in the third quarter of 2004 will decrease from our second quarter 2004 revenues primarily because of a significant order shortfall in the first quarter of 2004 from long lead-time international projects while fourth quarter 2004 revenues are expected to be higher based on customer orders currently in our backlog and scheduled for fourth quarter 2004 delivery. The Mallard acquisition is expected to add incremental revenues of $8.0 million in 2004.

Gross Profit

Gross profit from the Instrumentation and Thermal Fluid Controls Products segment increased $3.1 million. This increase was the result of the incremental gross profit of $3.3 million from the two acquisitions, DQS and TSI, as well as increases of $0.7 million from the foreign exchange effect of the stronger Euro in 2004. These increases were offset by operational reductions in gross margin of $0.9 million from increased metal costs and remaining inefficiencies from three facility consolidations. This segment’s gross margin increased 80 basis points to 34.7% for the six months ended June 27, 2004 compared to the same period in 2003. We are expecting gross margin in the second half of 2004 to improve modestly from the first half of 2004. The improvement is expected to come from diminished inefficiencies from the consolidation of three plant closings, customer price increases and a modest rise in customer orders in aerospace and general industrial instrumentation markets, partially offset by continued raw material price increases.

Gross profit for the Petrochemical Products segment increased $1.1 million for the six months ended June 27, 2004 compared to the six months ended June 29, 2003. The net gross profit increase was the net result of $0.9 million from the strengthened Euro and Canadian dollar, plus the Mallard acquisition which contributed an incremental $0.6 million of gross profit offset operationally by higher steel costs and lower second quarter 2004 shipments to large international projects. Gross margin in the Petrochemical Products segment increased 70 basis points to 24.1% for the six months ended June 27, 2004 compared to the six months ended June 29, 2003. The gross margin improvement was due to foreign exchange gains and the benefits from foreign-sourcing lower-cost inventory and other cost reductions and higher contribution margin from higher first quarter 2004 sales volume compared to the first quarter 2003. Gross margin in the second half of 2004 is expected to benefit from the Mallard acquisition, continued foreign sourcing for lower cost inventory, the full year benefit of discretionary expense reductions initiated in late 2003, an increase in fourth quarter 2004 sales volume particularly with regard to large industrial projects, and customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million, or 11.8%, to $41.1 million, or 22.2% of net revenues for the six months ended June 27, 2004 from $36.8 million, or 20.8% of net revenues for the six months ended June 29, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $3.4 million for the six months ended June 27, 2004 as compared to the six months ended June 29, 2003. This net increase was the result of $2.5 million in incremental expense due to our acquisitions of DQS and TSI, a $0.6 million increase due to changes in foreign exchange rates, and $0.3 million of operational related increases.

Petrochemical Products segment selling, general and administrative expenses increased by less than $0.1 million for the six months ended June 27, 2004 as compared to the six months ended June 29, 2003. This small increase was the net result of $0.5 million of incremental costs due to our Mallard acquisition, $0.4 million of increases due to changes in foreign currency exchange rates, offset by lower staffing and legal costs primarily at our North American locations.

Corporate expenses increased by $0.9 million to $4.4 million for the six months ended June 27, 2004 from $3.5 million for the six months ended June 29, 2003. The increase was from the expenses for external audit fees and Sarbanes-Oxley Section 404 compliance work. Corporate expenses for the full year 2004 will rise from our historical levels predominately for Sarbanes-Oxley Act of 2002, Section 404 compliance work. Our effort in 2004 entails testing internal controls and documenting those test results, for which we have decided to use an outside firm. That work is followed by our external auditors performing their own required testing. Our incremental, 2004 expense to comply with Section 404 of Sarbanes-Oxley is expected to approximate $1.5 million. We do expect that amount to decline by at least 25% to 50% in the succeeding years. Also, we are now expensing the fair value cost of new restricted stock awards under our existing incentive equity program. The use of restricted stock awards in lieu of stock option awards is being phased in over a two year period. The expected 2004 expense for the restricted stock awards is $0.3 million.

Operating Income

The change in operating income for the six months ended June 27, 2004 compared to the six months ended June 29, 2003 was as follows:

Segment	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	June 27, 2004	June 29, 2003
	(In thousands)
Instrumentation & Thermal Fluid Controls	$12,027	$12,341	$(314)	$830	$(1,276)	$132
Petrochemical	7,267	6,179	1,088	101	550	437
Corporate	(4,447)	(3,534)	(913)	—	(913)	—

Total	$14,847	$14,986	$(139)	$931	$(1,639)	$569

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the six months ended June 27, 2004 decreased $0.3 million, or 2.5%, compared to the six months ended June 29, 2003. The decrease in operating income was primarily due to the impact from operations of $1.3 million including the rising cost of raw material, and higher manufacturing costs for our thermal fluid and instrumentation groups. These decreases were offset by incremental operating income from our DQS and TSI acquisitions of $0.8 million and beginning savings from 2003 facility closings.

Operating income for the Petrochemical Products segment increased $1.1 million, or 17.6% for the six months ended June 27, 2004, as a result of favorable foreign exchange rates of $0.4 million, the Mallard acquisition as well as operational changes primarily due to increased first quarter 2004 product shipments for large, international oil and gas projects; reduced costs of revenues resulting from the international sourcing program, and lower general and administrative costs.

For the year ending December 31, 2004, we expect revenues may be slightly higher than 2003 due to the anticipated but gradual improvements we have started to see in general industrial and aerospace market conditions, plus the impact of our fourth quarter 2003 and second quarter 2004 acquisitions. We expect our operating margins in 2004 in the Instrumentation and Thermal Fluid Controls Products segment to achieve approximately 12.0%, while the Petrochemical Products segment is expected to achieve approximately 9.0%. Both product groups are being affected by increased commodity metal prices increasing their cost of sales and several of our businesses have implemented customer price increases which should benefit revenues in the second half of 2004.

Interest Expense, net

Net interest expense decreased $0.8 million to $2.0 million for the six months ended June 27, 2004 compared to $2.8 million for the six months ended June 29, 2003. The reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year.

Other Income, net

Other income, net decreased $0.6 million from $0.7 million for the six months ended June 29, 2003 to $0.1 for the six months ended June 27, 2004. The change was primarily attributable a reduction of foreign currency exchange gains.

Provision for Income Taxes

The effective tax rate for the six months ended June 27, 2004 was 35% compared to 36% for the same period last year. The tax rate for 2004 is expected to be 35%, which reflects our new utilization of the research tax credit which has been available to U.S. corporate taxpayers for several years.

Net Income

Net income increased $0.2 million to $8.4 million for the six months ended June 27, 2004 compared to $8.2 million for the six months ended June 29, 2003. This net increase is primarily attributable to incremental profit from acquisitions, cost reductions from closed facilities, lower net interest expense, and the lower effective tax rate offset by higher metal pricing on raw materials, increased corporate expenses and lower volume of deliveries to large international oil and gas projects.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. We continue to generate substantial cash flow from operating activities with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the six months ended June 27, 2004 (In thousands):

Cash flow from:
Operating activities	$12,537
Investing activities	(11,278)
Financing activities	(4,243)
Effect of exchange rates on cash and cash equivalents	(691)

Decrease in cash and cash equivalents	$(3,675)

During the six months ended June 27, 2004, we generated $12.5 million in cash flow from operating activities. Net income plus non-cash charges, such as depreciation and amortization, accounted for $13.5 million of the cash provided by operating activities. Increases in working capital and other assets used $1.0 million of the cash provided by operating activities. The $11.3 million used by investing activities consisted principally of the $12.2 million used to purchase Mallard (an additional $1.9 million in restricted escrow is reflected in “Prepaids and other Assets”), $2.9 million used for the purchase of capital equipment offset by $3.0 million of proceeds from the sales of the Tomco Products facility in Ohio and SSI facility in Canada that had been held for sale, and an additional $0.7 million from the sale of equipment. We used $4.2 million of cash in financing activities that included: a net $3.3 million reduction of debt balances and another $1.1 million used to pay dividends to shareholders.

We expect capital expenditures for the year ended December 31, 2004 to be $6.0 to $7.0 million and to be funded from ongoing operations. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of June 27, 2004 and December 31, 2003, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of June 27, 2004 and December 31, 2003, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of June 27, 2004 was 2.8:1 consistent with the 2.9:1 ratio at December 31, 2003. Cash and cash equivalents were $54.5 million as of June 27, 2004 compared to $58.2 million as of December 31, 2003. Total debt as a percentage of total equity was 20.7% as of June 27, 2004 compared to 22.2% as of December 31, 2003.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 27, 2004 and December 31, 2003.

In October 2002 and 2003, we made the first and second of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. We expect to pay our next scheduled principal payment of $15.0 million in October 2004, which will reduce our outstanding principal balance due of $45.0 million to $30.0 million.

We anticipate that available funds, and those funds provided from ongoing operations, will be sufficient to meet current operating requirements, anticipated capital expenditures and scheduled debt payments for at least the next 24 months.

We have generated net income and positive cash flow from operating activities since the company was spun-off from our former parent in October 1999. Over the next 24 months, we believe that we will continue to have the necessary funds to operate our businesses. If our current sales and profitability trends continue, we expect to be profitable and expect that depreciation expense will be greater than our capital expenditures and that working capital will continue to decrease, particularly inventory which has been a focus during the past two years. Regarding inventory, our inventory turns increased in 2003 to 2.8 based on annualizing our fourth quarter 2003 results, and were 2.6 turns for the quarter ended June 27, 2004. We are striving to achieve a minimum of 4.0 turns, which could provide an approximate additional $30.0 million of cash during the next two to three years. Therefore, we expect to generate cash from operating activities that should be sufficient to service operations, capital needs, scheduled debt payments, and our current dividend practice of paying $0.15 per share annually. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. Apart from our normal operating needs, scheduled debt and expected dividend payments, we continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our unused $75.0 million revolving line of credit. We expect a larger acquisition would require additional borrowings and, or, the issuance of our common stock.

Effect of Recent Accounting Pronouncements

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits” (“Statement No. 132(R)”). Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 27, 2004, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of June 27, 2004. Based upon our current expectation of no borrowings under our revolving credit facility in 2004, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the six months ended June 27, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of June 27, 2004, we had one outstanding forward contract to buy foreign currency with a face value of $0.2 million. This contract matures in September 2004.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not material. We do not use derivative financial instruments for trading or speculative purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Supplier and Customer Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass.

We purchase these materials from numerous suppliers nationally and internationally, and we have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that affect our results of operations. We manage this risk by: offsetting increases in commodity prices with increased customer sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process. During the first half of 2004 we experienced rising raw material prices that negatively impacted our second quarter margins by approximately 100 and 75 basis points in the Instrumentation and Thermal Fluid Control Products and Petrochemical Products segments, respectively. During the second quarter of 2004 we increased our selling prices to many of our customers. However, if we are unable to fully offset previous and any future escalations of our raw material costs our operating and net income will be negatively impacted in future periods.

Lower Supplier Performance

During the second quarter of 2004 we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the sudden closure of one large European casting supplier, new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. These items negatively impacted our operating and net income by approximately 50 basis points in the second quarter of 2004. We have undertaken efforts to remediate these lower supplier performance issues by the end of 2004; however, a continuation of these factors may have a negative impact on our ability to deliver our products to our customers within our committed time frames and may result in continued reductions of our operating and net income in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the period covered by this report our disclosure controls and procedures are designed and were effective to give reasonable assurance that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider making changes in future evaluations of the effectiveness of such controls and procedures, as we deem appropriate. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah, and Washington, with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to-date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particularly with respect to Spence and Hoke for which insurance has paid all defense costs to-date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie Controls had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, during the first quarter of 2004 we negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we believe that we have minimal, if any, liability with respect to the vast majority of asbestos cases and that these cases, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to-date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us will not be material, particularly given our indemnification rights against the respective former owners.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 27, 2004 and December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on April 22, 2004. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(b)	Election of Directors: the following persons were elected as Class II directors for a three-year term expiring at the Annual Meeting held in 2007

	VOTES FOR	VOTES WITHHELD
Jerome D. Brady	14,385,038	18,472
Dewain K. Cross	14,385,038	18,472

(c)	Ratification of Independent Auditors: The selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2004 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
14,392,974	10,186	350

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

(b)	Reports on Form 8-K

The registrant furnished the following current reports on Form 8-K during the period covered by this report:

1.	Report furnished April 21, 2004 on Form 8-K pursuant to Item 12, “Results of Operations and Financial Condition” regarding a press release issued on April 21, 2004 relative to the Registrant’s financial performance and results for the first quarter of 2004.

(c)	Exhibit Index

See Item 6(a)(1) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: August 2, 2004	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive
Officer
Principal Executive Officer

Date: August 2, 2004	/s/ KENNETH W. SMITH
Kenneth W. Smith
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: August 2, 2004	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller and Assistant Treasurer
Principal Accounting Officer