Form 10-Q
period 2004-09-26
CIRCOR INTERNATIONAL INC
filed 2004-11-03
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

As of October 29 2004, there were 15,421,005 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 26, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,055	$58,202
Investments	7,953	7,840
Trade accounts receivable, less allowance for doubtful accounts of $2,436 and $2,119, respectively	60,473	64,830
Inventories	112,679	97,278
Prepaid expenses and other current assets	3,904	4,587
Deferred income taxes	6,493	6,303
Assets held for sale	952	3,884

Total Current Assets	252,509	242,924

PROPERTY, PLANT AND EQUIPMENT, NET	58,888	61,737
OTHER ASSETS:
Goodwill	118,162	111,448
Intangibles, net	1,549	1,587
Other assets	6,085	6,167

TOTAL ASSETS	$437,193	$423,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,487	$37,635
Accrued expenses and other current liabilities	22,585	19,955
Accrued compensation and benefits	8,146	7,787
Income taxes payable	2,890	1,491
Notes payable and current portion of long-term debt	15,249	17,268

Total Current Liabilities	86,357	84,136

LONG-TERM DEBT, NET OF CURRENT PORTION	42,841	43,791
DEFERRED INCOME TAXES	6,625	6,303
OTHER NON-CURRENT LIABILITIES	10,967	9,820
MINORITY INTEREST	4,615	4,653
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,417,049 and 15,302,127 issued and outstanding at September 26, 2004 and December 31, 2003, respectively	154	153
Additional paid-in capital	208,044	206,160
Retained earnings	64,741	54,793
Accumulated other comprehensive income	12,849	14,054

Total Shareholders’ Equity	285,788	275,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,193	$423,863

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net revenues	$89,760	$86,661	$275,009	$263,048
Cost of revenues	63,091	61,801	192,373	186,445

GROSS PROFIT	26,669	24,860	82,636	76,603
Selling, general and administrative expenses	20,591	16,788	61,673	53,545
Special charges.	265	271	303	271

OPERATING INCOME	5,813	7,801	20,660	22,787

Other (income) expense:
Interest income	(181)	(192)	(536)	(495)
Interest expense.	1,182	1,512	3,529	4,625
Other income, net.	(241)	(362)	(291)	(1,054)

Total other expense	760	958	2,702	3,076

INCOME BEFORE INCOME TAXES	5,053	6,843	17,958	19,711
Provision for income taxes	1,770	2,464	6,285	7,096

NET INCOME	$3,283	$4,379	$11,673	$12,615

Earnings per common share:
Basic	$0.21	$0.29	$0.76	$0.83
Diluted	$0.21	$0.28	$0.73	$0.81

Weighted average number of common shares outstanding:
Basic	15,371	15,237	15,338	15,177
Diluted	15,825	15,812	15,885	15,620

Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES
Net income	$11,673	$12,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,561	7,511
Amortization	153	223
Compensation expense of stock-based plans	461	203
Loss on write-down of property plant and equipment	—	30
Loss on sale of property plant and equipment	191	43
Loss on write-down of asset held for sale	238	—
Gain on sale of assets held for sale	(387)	—
Gain on sale of marketable securities	—	(64)
Equity in undistributed earnings of affiliates	(86)	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	6,172	(3,773)
Inventories	(12,092)	15,758
Prepaid expenses and other assets	(524)	(192)
Accounts payable, accrued expenses and other liabilities	4,698	7,720

Net cash provided by operating activities	18,058	40,074

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,626)	(5,793)
Proceeds from the sale of property, plant and equipment	821	38
Proceeds from the sale of assets held for sale	3,030	—
Business acquisitions, net of cash acquired	(12,198)	—
Purchase of investments	(5,408)	—
Proceeds from the sale of investments	5,408	4,128
Other	(1)	(17)

Net cash used in investing activities	(11,974)	(1,644)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	322	810
Payments of long-term debt	(3,559)	(3,924)
Dividends paid	(1,725)	(1,706)
Proceeds from the exercise of stock options	1,098	1,102

Net cash used in financing activities	(3,864)	(3,718)

Effect of exchange rate changes on cash and cash equivalents	(367)	1,753

INCREASE IN CASH AND CASH EQUIVALENTS	1,853	36,465
Cash and cash equivalents at beginning of year	58,202	38,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,055	$74,847

Supplemental Cash Flow Information:

Cash paid during the nine months for:
Income taxes	$6,842	$5,057
Interest	$2,316	$3,030

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

We operate and report financial information using a 52-week fiscal year ending December 31. The three months and nine-months ended data contained in this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods which generally end on the Sunday nearest September 30 of the respective year.

(2) Summary of Significant Accounting Policies

Stock-Based Compensation

We measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. During the quarter ended March 31, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards. We account for these RSUs by expensing the fair value cost to selling, general and administrative expenses ratably over the three-year vesting period. The expected 2004 expense for our RSU program is $0.3 million.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation (In thousands, except per share data):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income	$3,283	$4,379
Add: Stock-based compensation expense included in reported net income, net of tax	102	47
Less: Stock-based compensation cost that would have been included in the determination of net income under a fair value based method, net of tax	318	265

Pro forma net income as if a fair value based method had been applied to all awards	$3,067	$4,161

Earnings per common share (as reported):
Basic	$0.21	$0.29
Diluted	$0.21	$0.28
Pro forma earnings per common share:
Basic	$0.20	$0.27
Diluted	$0.19	$0.26

	Nine Months Ended
	September 26, 2004	September 28, 2003
Net income	$11,673	$12,615
Add: Stock-based compensation expense included in reported net income, net of tax	300	130
Less: Stock-based compensation cost that would have been included in the determination of net income under a fair value based method, net of tax	986	770

Pro forma net income as if a fair value based method had been applied to all awards	$10,987	$11,975

Earnings per common share (as reported):
Basic	$0.76	$0.83
Diluted	$0.73	$0.81
Pro forma earnings per common share:
Basic	$0.72	$0.79
Diluted	$0.69	$0.77

There were no options issued during the three months ended September 26, 2004 or September 28, 2003. The fair value of the option grants issued during the six months ended June 27, 2004 were estimated as of the date of the grants using the Black-Scholes option pricing method utilizing risk-free rates between 3.8% and 4.5%, expected life of 7 years, expected volatility of 32.8%, an expected dividend yield of 0.9% and ranged between $7.71 and $9.00. The fair value of the option grants issued during the six months ended June 29, 2003 were estimated at $6.39 ,as of the date of the grants, using the Black-Scholes option pricing method utilizing a risk-free rate of 4.1%, expected life of 7 years, expected volatility of 45.5% and an expected dividend yield of 0.9%.

Advertising Expense

Advertising costs, primarily comprised of brochures, catalogs, and tradeshows, are expensed when incurred and recorded in selling, general and administrative expenses.

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

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations. These reclassifications had no effect on reported results of operations or shareholders’ equity.

(3) Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 26, 2004
Guaranteed investment contracts maturing in various periods to September 2005 at variable rates, currently 2.00%	$7,953	$—	$—	$7,953

December 31, 2003
Guaranteed investment contracts maturing in various periods to December 2004 at rates ranging from 2.50% to 3.00%	$7,840	$—	$—	$7,840

(4) Inventories

Inventories consist of the following (In thousands):

	September 26, 2004	December 31, 2003
Raw materials	$42,137	$38,120
Work in process	32,705	27,991
Finished goods	37,837	31,167

	$112,679	$97,278

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of September 26, 2004 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Consolidated Total
Goodwill as of December 31, 2003	$98,956	$12,492	$111,448
Business Acquisitions (See Note 13)	—	5,903	5,903
Adjustments to preliminary purchase price allocation	1,093	—	1,093
Currency translation adjustments	(320)	38	(282)

Goodwill as of September 26, 2004	$99,729	$18,433	$118,162

The table below presents gross intangible assets and the related accumulated amortization as of September 26, 2004 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,142	$(4,943)
Trademarks and trade names	502	(134)
Land use rights	1,180	(315)
Other	174	(57)

Total	$6,998	$(5,449)

Net carrying value of intangible assets	$1,549

The table below presents estimated remaining amortization expense by year for intangible assets recorded as of September 26, 2004 (In thousands):

	2004	2005	2006	2007	2008	After 2008
Estimated annual amortization expense	$40	$153	$116	$64	$64	$1,112

(6) Special Charges

Special charges of $0.3 million incurred during the three months ended September 26, 2004 were primarily related to the write-down of a building classified as held for sale within our Petrochemicals Products segment. During the third quarter 2004 it was determined that the fair value and other incremental costs to sell the building would result in a lower net realizable value of the asset held for sale. Special charges of less than $0.1 million incurred during the three months ended March 28, 2004 were primarily severance and facility costs related to the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million, also within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the closure of our California facility, 5 employee positions were eliminated. Special charges of $0.3 incurred during the three months ended September 28, 2003 were primarily related to the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance 12/31/02	Charges 2003	Utilized 2003	Balance 12/31/03	Charges 2004	Utilized 2004	Balance 9/26/04
	(in thousands)
Special charges–severance related	$66	$479	$352	$193	$79	$263	$9
Special charges–facility related	18	530	443	105	180	195	90

Total special charge reserve	$84	$1,009	$795	$298	$259	$458	$99

Gain on sale of assets held for sale		—			194
Asset write-downs		354			238

Total special charges		$1,363			$303

Reserves remaining at September 26, 2004 mainly represent severance costs related to the closure of the California facility and facility costs related to the closure of the Ohio facility and should be settled by the end of 2004.

(7) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended September 26, 2004
Net revenues	$52,966	$36,794	$—	$89,760
Intersegment revenues	99	—	(99)	—
Operating income (loss)	5,756	2,642	(2,585)	5,813
Interest income				181
Interest expense				1,182
Other income, net				241
Income before income taxes				5,053
Identifiable assets	285,319	183,276	(31,402)	437,193
Capital expenditures	249	464	44	757
Depreciation and amortization	1,443	1,080	43	2,566

	Instrumentation & Thermal Fluid Controls Products	Petrochemical Products	Corporate/ Eliminations	Consolidated Total

Three Months Ended September 28, 2003
Net revenues	$47,132	$39,529	$—	$86,661
Intersegment revenues	258	35	(293)	—
Operating income (loss)	5,351	4,309	(1,859)	7,801
Interest income				192
Interest expense				1,512
Other income, net				362
Income before income taxes				6,843
Identifiable assets	262,288	158,289	(2,446)	418,131
Capital expenditures	1,245	2,693	2	3,940
Depreciation and amortization	1,455	1,011	86	2,552

Nine Months Ended September 26, 2004
Net revenues	$159,469	$115,540	$—	$275,009
Intersegment revenues	333	—	(333)	—
Operating income (loss)	17,783	9,909	(7,032)	20,660
Interest income				536
Interest expense				3,529
Other income, net				291
Income before income taxes				17,958
Identifiable assets	285,319	183,276	(31,402)	437,193
Capital expenditures	1,963	1,518	145	3,626
Depreciation and amortization	4,359	3,202	153	7,714

Nine Months Ended September 28, 2003
Net revenues	$147,214	$115,834	$—	$263,048
Intersegment revenues	886	82	(968)	—
Operating income (loss)	17,692	10,488	(5,393)	22,787
Interest income				495
Interest expense				4,625
Other income, net				1,054
Income before income taxes				19,711
Identifiable assets	262,288	158,289	(2,446)	418,131
Capital expenditures	2,034	3,644	115	5,793
Depreciation and amortization	4,413	3,078	243	7,734

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. All intercompany transactions have been eliminated. Inter-segment intercompany transactions affecting net operating profit have been eliminated within the respective operating segments.

Costs initially incurred within the Corporate reporting segment for the benefit of other reporting segments have been allocated to and recorded in the respective segments based upon specific identification of costs, employment information or net revenues. Corporate/Eliminations amounts are reported on a net “after allocations” basis. The operating income (loss) reported in the Corporate/Elimination column consists of corporate expenses incurred for: management and other staff compensation, corporate development, benefits administration, facilities and equipment, travel, corporate governance, risk management, insurance, treasury, investor relations, regulatory compliance, shareholder services, professional fees and other administrative expenses.

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate/Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Elimination for Identifiable Assets. Corporate Identifiable Assets, excluding intercompany assets and eliminations, were $40.2 million and $61.3 million for the periods ended September 26, 2004 and September 28, 2003, respectively.

(8) Earnings Per Common Share

The following table sets forth the earnings per share data on both a Basic and Fully Diluted basis (In thousands, except per share amounts)::

	Three Months Ended
	September 26, 2004			September 28, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,283	15,371	$0.21	$4,379	15,237	$0.29
Dilutive securities, principally common stock options	—	454	—	—	575	(0.01)

Diluted EPS	$3,283	15,825	$0.21	$4,379	15,812	$0.28

	Nine Months Ended
	September 26, 2004			September 28, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$11,673	15,338	$0.76	$12,615	15,177	$0.83
Dilutive securities, principally common stock options	—	547	(0.03)	—	443	(0.02)

Diluted EPS	$11,673	15,885	$0.73	$12,615	15,620	$0.81

Options to purchase 157,300 shares of our common stock at exercises price between $19.63 and $23.80 per share were not included in the computation of diluted earnings per share for the three months ended September 26, 2004. Options to purchase 149,900 shares of our common stock at an exercise price of $23.80 per share were not included in the computation of diluted earnings per share for the nine months ended September 26, 2004. Options to purchase 5,000 shares of our common stock at an exercise price of $19.75 per share were not included in the computation of diluted earnings per share for the three and nine months ended September 28, 2003. These options were excluded because the exercise price was more than the average market price of our common stock during the periods.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the three and nine months ended September 26, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. We recorded net gains from foreign currency transactions of $0.2 million for the three months ended September 26, 2004 and of $0.3 million for the three months ended September 28, 2003. We recorded a net loss from foreign currency transactions of $0.1 million and $0.9 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. As of September 26, 2004, we did not have any outstanding open forward contracts.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended September 26, 2004 and September 28, 2003 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income	$3,283	$4,379	$11,673	$12,615
Cumulative translation adjustment	(1,607)	164	(1,205)	6,788
Unrealized net gains-marketable securities	—	(45)	—	(17)

Total comprehensive income	$1,677	$4,498	$10,468	$19,386

(11) Defined Pension Benefit Plans

We sponsor two defined benefit pension plans covering substantially all of our U.S. non-union employees. Benefits are based primarily on years of service and employees’ compensation. The annual measurement date for these plans is September 30th.

During 2003, we made $3.0 million in cash contributions to our qualified defined benefit pension plan. We contributed another $1.0 million to the qualified defined benefit pension plan during the three-month period ended June 27, 2004. For the full year 2004, we expect voluntary cash contributions to the qualified defined benefit pension plan to be from $2.3 million to $3.0 million. Fluctuations in global capital markets and interest rates could impact future planned funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost-benefits earned	$614	$446	$1,739	$1,384
Interest cost on benefits obligation	328	246	984	738
Amortization costs, net	94	83	282	249
Estimated return on assets	(377)	(242)	(1,131)	(726)

Net periodic cost of defined pension benefit plan	$659	$533	$1,874	$1,645

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, during the first quarter of 2004 we negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, the Company currently believes that it has no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

Environmental Remediation

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to-date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us should not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.4 million at September 26, 2004. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is not reasonably probable. These instruments have expiration dates ranging from less than one to thirty-eight months from September 26, 2004.

The following table contains information related to standby letters of credit instruments outstanding as of September 26, 2004 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$3,332
Greater than 12 months	8,116

Total	$11,448

(13) Business Acquisition

On April 30, 2004, we acquired Mallard Control Company (“Mallard”), located in Beaumont, Texas, for $9.7 million in cash plus the assumption of $4.3 million of debt, that we paid off at closing. We deposited $1.9 million of the cash payment into a separate escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the purchase agreement. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as additional purchase price. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Revenues for Mallard in 2003 totaled approximately $12.0 million. Mallard is being operated within our Petrochemical Products segment. The $5.9 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill. We expect that the purchase accounting will not be finalized until the fourth quarter of 2004 and may result in the identification of other intangible assets that may be amortized and expensed over future periods.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from the agreement as of September 26, 2004.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and, therefore, have no liabilities recorded from the agreement as of September 26, 2004.

In connection with our industrial revenue bond financing arrangements benefiting certain of our subsidiaries. Under the terms of these revised agreements, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of September 26, 2004.

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

The following table sets forth information related to our product warranty reserves for the nine months ended and as of September 26, 2004 (In thousands):

Balance at December 31, 2003	$1,771
Provisions	976
Claims settled	(854)
Acquired liability	33
Currency translation adjustments	(41)

Balance at September 26, 2004	$1,885

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 and other risks described from time to time in our annual, quarterly and current reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last three and one half years ended September 26, 2004, we have made eight acquisitions that extended the product offerings. Seven of those acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS International B.V. (“DQS”) and Texas Sampling, Inc. (“TSI”) provided us with a larger presence in the analytical sampling market. The eighth acquisition, made in April 2004, was the addition of Mallard Control Company (“Mallard”) to our Petrochemical Products segment and provides with higher-end products to our customers in the oil and gas markets.

Regarding the third quarter 2004 financial results, despite lower volumes of international oil and gas project shipments, increased corporate governance expenses and certain other unanticipated costs including a fixed asset write-off, we were able to make progress in a number of areas and certain of our key markets have continued to show signs of improvement. In addition, as a result of continued rising metal prices, we have implemented a second round of price increases to certain of our customers. For the nine months ended September 26, 2004 consolidated net revenues increased 4.5% to $275.0 million, compared to $263.0 million for the nine months ended September 28, 2003, while net income decreased by 7.5% to $11.7 million compared to $12.6 million for the nine months ended September 28, 2003. Our increased revenue primarily resulted from the contributions of acquisitions purchased in late 2003 and the second quarter of 2004. Lower second and third quarter shipments from our Italian location as well as increases in corporate expenses, primarily related to Sarbanes Oxley Act of 2002, Section 404 compliance, negatively impacted net income for the nine months ended September 26, 2004. Cash flow from operating activities thus far in 2004 continues to be below our expectations, generating $5.5 million and $18.0 million of cash provided by operating activities for the three and nine months ended September 26, 2004, respectively. Our largest opportunity to generate increased cash flow is by further reducing inventories. We are currently developing new strategies that should help us systemically change our order fulfillment processes in order to reduce inventories over the next few years. In the fourth quarter of 2004, during our next quarterly review of the market value of our excess inventory, we will determine whether a more aggressive market valuation adjustment is necessary in order to allow us to expedite the sale and disposal of our remaining slow moving inventory. This determination will be made in the fourth quarter and could result in a charge to earnings. We continue to maintain a position of having more cash than debt, after funding our acquisition of Mallard in April 2004 which required cash payments of $14.0 million, including funds deposited in escrow.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Petrochemical Products.

We operate and report financial information using a 52-week fiscal year ending December 31. The data for the three-month and nine-month periods contained within this Quarterly Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods which generally end on the Sunday nearest September 30 of the respective year.

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

Allowance for Doubtful Accounts

Our trade accounts receivable balance, net of allowance for doubtful accounts, was $60.5 million as of September 26, 2004, compared to $64.8 million as of December 31, 2003. The allowance for doubtful accounts as of September 26, 2004 was $2.4 million, compared with $2.1 million as of December 31, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional provisions could be required, which could have an adverse impact on our selling, general and administrative expenses.

Allowance for Inventory

Our net inventory balance was $112.7 million as of September 26, 2004, compared to $97.3 million as of December 31, 2003. Our inventory allowance was $8.3 million and $7.9 million as of September 26, 2004 and December 31, 2003, respectively. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established and charged to the provision for inventory, which is a component of our cost of revenues. Subsequent changes in facts and circumstances can result in the further lowering of the market value of inventory.

If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, or if the market value of inventory declined below its recorded cost, we could be required to increase our inventory allowances and our gross profit and gross margin could be adversely affected.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months after completing an acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings anticipated at the date of acquisition, in accordance with FASB Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months after the closing of the acquisition as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Adjustments for costs incurred after twelve months in excess of the recorded accruals are expensed as incurred.

Impairment Analysis

Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The goodwill recorded on our consolidated balance sheets as of September 26, 2004 was $118.2 million, compared with $111.4 million as of December 31, 2003. The increase in goodwill this quarter is the result of fluctuations in foreign currencies and our acquisition of Mallard. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, if triggering events indicate impairment may have occurred. Our annual impairment date is November 1. In assessing the fair value of goodwill, we use our best estimates of future cash flows of the reporting unit, the discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. There was no impairment of our goodwill in 2003 or during the first nine months of 2004.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, state taxes, and the tax impact of non-U.S. operations. For 2004, we expect an effective income tax rate of 35%, including the estimated benefit of the product development and research tax credit. Our effective tax rate was 30.4% at December 31, 2003. Our 2003 rate reduction was the result of income tax benefits recorded in the fourth quarter 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years; and a reduction of income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years ended December 31, 2000 and 2001. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a tax valuation allowance of $0.8 million as of September 26, 2004 due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The tax valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets should be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the net deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the net deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 12 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II Item 1.

Pension Benefits

In December 2003, the FASB issued Statement No. 132(R), a revision to Statement No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits”. (“Statement No. 132(R)”) Statement No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Statement No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not impact our financial position or results of operations.

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2004 and 2003, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.75%. The discount rate used to estimate the net pension expenses for 2004 is 6.00% compared to 6.75% in 2003. The lower rates reflected the decline in global capital markets and interest rates. We expect to continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differs from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be reduced.

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

The fair value of the defined benefit plan assets at December 31, 2003 exceeded the estimated accumulated benefit obligations. The increase in plan assets over the December 31, 2002 balance was the net result of higher valuations in global capital markets and our cash contributions partially offset by lower interest rates.

During 2003, we made $3.0 million in cash contributions to our qualified defined benefit pension plan. We contributed $1.0 million to the qualified defined benefit pension plan during the three months ended June 27, 2004. Subsequent to the end of the third quarter 2004, we contributed an additional $1.3 million to the qualified defined benefit pension plan. For the full year 2004, we expect voluntary cash contributions to the qualified defined benefit pension plan to be from $2.3 million to $3.0 million. Fluctuations in global capital markets and interest rates could impact future funding requirements.

Results of Operations for the Three Months Ended September 26, 2004 Compared to the Three Months Ended September 28, 2003.

The following tables set forth the results of operations, percentages of net revenues and the period-to-period percentage changes in certain financial data for the three months ended September 26, 2004 and September 28, 2003:

	Three Months Ended
	September 26, 2004		September 28, 2003		% Change
	(Dollars in thousands)
Net revenues	$89,760	100.0%	$86,661	100.0%	3.6%
Cost of revenues	63,091	70.3	61,801	71.3	2.1

Gross profit	26,669	29.7	24,860	28.7	7.3
Selling, general and administrative expenses	20,591	22.9	16,788	19.4	22.7
Special charges	265	0.3	271	0.3	(2.2)

Operating income	5,813	6.5	7,801	9.0	(25.5)

Other (income) expense:
Interest expense, net	1,001	1.1	1,320	1.5	(24.2)
Other (income), net	(241)	(0.3)	(362)	(0.4)	(33.4)

Total other expense	760	0.8	958	1.1	(20.7)

Income before income taxes	5,053	5.6	6,843	7.9	(26.2)
Provision for income taxes	1,770	1.9	2,464	2.8	(28.2)

Net income	$3,283	3.7%	$4,379	5.1%	(25.0)%

Net Revenue

The increase in net revenues for the three months ended September 26, 2004 was attributable to the following:

	Three Months Ended
Segment	September 26, 2004	September 28, 2003	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$52,966	$47,132	$5,834	$2,194	$2,480	$1,160
Petrochemical	36,794	39,529	(2,735)	3,108	(6,945)	1,102

Total	$89,760	$86,661	$3,099	$5,302	$(4,465)	$2,262

The Instrumentation and Thermal Fluid Controls Products segment accounted for 59.0% of net revenues for the three months ended September 26, 2004 compared to 54.4% for the three months ended September 28, 2003. The Petrochemical Products segment accounted for 41.0% of net revenues for the three months ended September 26, 2004 compared to 45.6% for the three months ended September 28, 2003. The change in the composition of revenues was primarily influenced by the incremental revenues added from the fourth quarter 2003 acquisitions of TSI and DQS in the Instrumentation and Thermal Fluid Controls Products segment, the second quarter 2004 acquisition of Mallard, reported in our Petrochemical Products segment, as well as the favorable impact of foreign exchange rates offset by lower international project shipments in the Petrochemical Products segment during the three months ended September 28, 2003.

Instrumentation and Thermal Fluid Controls Products segment revenues increased $5.8 million, or 12.4%, for the quarter ended September 26, 2004. The increase in revenues was the net result of several factors including incremental revenues of $2.2 million from the TSI and DQS acquisitions and an additional $1.2 million resulting from the strengthened Euro and Pound Sterling currencies, which translated the revenues of our European business units into higher U.S. dollar amounts. We also had higher revenues in the aerospace and instrumentation businesses in this segment for the three months ended September 26, 2004.

Petrochemical Products segment revenues decreased by $2.7 million, or 6.9%, for the quarter ended September 26, 2004. The decrease in revenues was the net result of several factors including $3.1 million of incremental revenue as a result of our current year Mallard acquisition and an increase of $1.1 million resulting from the strengthened Euro and Canadian dollar. Operationally, revenue decreased $6.9 million, primarily as a result of lower shipments to large international projects by our Italian operation offset by a modest increase in North American MRO project spending, as compared to the three month period ended September 28, 2003.

Gross Profit

Consolidated gross profit increased $1.8 million, or 7.3%, to $26.7 million for the quarter ended September 26, 2004 compared to $24.9 million for the quarter ended September 28, 2003. Consolidated gross margin increased 100 basis points to 29.7% for the quarter ended September 26, 2004 from 28.7% for the quarter ended September 28, 2003 largely as a result of the incremental profit from the fourth quarter 2003 and second quarter 2004 acquisitions and the additional gross profits provided by DQS, TSI and Mallard which consisted of higher gross margin product sales.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $2.6 million from third quarter 2003 and was primarily the result of the incremental gross profit of $1.2 million from the DQS and TSI prior year acquisitions, gross profit increased $1.0 million from organic growth due to higher volume shipments and price increases effected in many of our markets but most notably in the aerospace markets. The volume and pricing improvements were partially offset by the high cost of steel products and the costs related to the weather-related plant shut downs at our Tampa, Florida facility. Gross profit also increased $0.4 million due to the relative strength of the Euro and Pound Sterling currencies in 2004 versus 2003. The gross margin in this segment increased 120 basis points to 33.5% in the quarter ended September 26, 2004 compared to 32.3% for the same period in 2003.

Gross profit for the Petrochemical Products segment decreased $0.7 million for the quarter ended September 26, 2004 compared to the quarter ended September 28, 2003. The net gross profit decrease was the result of several factors. A net decrease of $2.2 million was due to lower shipments from our Italian location to customers for large international projects, the shortfall between the price increases effected during the quarter and the higher rising steel costs incurred, partially offset by the benefit realized from certain foreign sourced manufacturing materials. Those decreases were partially offset by the $1.2 million of incremental of gross profit as a result of the current year acquisition of Mallard, and a $0.3 million increase resulting from stronger Euro and Canadian dollar currencies. Gross margin in the Petrochemical Products segment decreased 20 basis points to 24.2% for the quarter ended September 26, 2004 compared to 22.4% for the quarter ended September 28, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 22.7%, to $20.6 million for the quarter ended September 26, 2004 compared to $16.8 million for the quarter ended September 28, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $2.4 million primarily due to the incremental expenses of TSI and DQS, acquired during the fourth quarter of 2003, higher expenses in our Thermal Fluid Control Products businesses for costs associated with fixed asset write-offs and the weather-related shut down in our Tampa, Florida facility, higher selling expenses associated with double-digit sales increases in the aerospace markets and a $0.3 million increase due to the relative strength of European currencies in the current year versus those of the prior year.

Selling, general and administrative expenses for the Petrochemical Products segment increased $0.7 million in the quarter ended September 26, 2004 compared to the quarter ended September 28, 2003, primarily as a result of the $0.8 million incremental current year expenses for Mallard business acquired during the second quarter of 2004, $0.2 million increase due to the relative strength of the Euro and Canadian dollar in the current year versus those of the prior year, partially offset by the lower operating costs incurred in our North American operations.

Corporate administrative expenses increased $0.7 million in the third quarter 2004 from the same period in 2003. The increase was primarily due to the expense of Sarbanes-Oxley Act of 2002, Section 404 compliance activities.

Special Charges

Special charges of $0.3 million were recorded during the three months ended September 26, 2004, primarily related to the write-down of real estate classified as held for sale within our Petrochemicals Products segment. During the third quarter 2004 it was determined that the net realizable value exceeded the carrying value of the asset held for sale. Special charges of $0.3 million incurred during the three months ended September 28, 2003 were primarily related to the closure of our Tomco facility, located in Ohio, in our Instrumentation and Thermal Fluid Controls Products segment.

Operating Income

The change in operating income for the three months ended September 26, 2004 compared to the three months ended September 28, 2003 was as follows:

	Three Months Ended
Segment	September 26, 2004	September 28, 2003	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,756	$5,351	$405	$116	$168	$121
Petrochemical	2,642	4,309	(1,667)	397	(2,183)	119
Corporate	(2,585)	(1,859)	(726)	—	(726)	—

Total	$5,813	$7,801	$(1,988)	$513	$(2,741)	$240

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased due to the impact from operations of $0.2 million due to improved performance at our aerospace and instrumentation businesses partial offset by certain operational costs at our Thermal Fluid Controls group, including weather-related plant shut downs at our Tampa, Florida facility. Additional increases over the third quarter of 2003 were obtained by incremental operating income from our DQS, and TSI acquisitions totaling $0.1 million and favorable foreign exchange rates of $0.1 million.

Operating income for the Petrochemical Products segment decreased primarily due to lower shipments to large international oil and gas projects and higher steel costs in raw materials; partially offset by reduced costs of sales resulting from our international sourcing program and incremental operating income from our Mallard acquisition.

Corporate operating income decreased $0.7 million as a result of the increased administrative expenses discussed above.

Interest Expense, net

Net interest expense, decreased $0.3 million to $1.0 million for the three months ended September 26, 2004 compared to approximately $1.3 million for the three months ended September 28, 2003. The $0.3 million reduction in interest expense was primarily due to the lower current year outstanding balance of our senior unsecured notes resulting from the October 2003 principal payment of $15.0 million.

Other Income, net

Other income, net decreased $0.2 million to $0.2 million for the three months ended September 26, 2004 compared to $0.4 million for the three months ended September 28, 2003, primarily the result of a less significant weakening of the U.S. dollar compared to the Euro and Canadian dollar in the current year versus the prior year.

Provision for Income Taxes

The effective tax rate for the three months ended September 26, 2004 was 35% compared to 36% for the three months ended September 28, 2003. The tax rate for 2004 is expected to be 35%, which reflects our utilization of the research tax credits.

Net Income

Net income decreased $1.1 million to $3.3 million for the three months ended September 26, 2004 compared to $4.4 million for the three months ended September 28, 2003. This net decrease is primarily attributable to higher metal pricing, increased corporate expenses, lower shipments to large international oil and gas projects partially offset by incremental income from acquisitions, cost reductions from closed facilities, lower net interest expense, and the lower effective tax rate.

Results of Operations for the Nine Months Ended September 26, 2004 Compared to the Nine Months Ended September 28, 2003.

The following tables set forth the results of operations, percentages of net revenues and the period-to-period percentage changes in certain financial data for the nine months ended September 26, 2004 and September 28, 2003:

	Nine Months Ended
	September 26, 2004		September 28, 2003		% Change
	(Dollars in thousands)
Net revenues	$275,009	100.0%	$263,048	100.0%	4.5%
Cost of revenues	192,373	70.0	186,445	70.9	3.2

Gross profit	82,636	30.0	76,603	29.1	7.9
Selling, general and administrative expenses	61,673	22.4	53,545	20.3	15.2
Special charges	303	0.1	271	0.1	11.8

Operating income	20,660	7.5	22,787	8.7	(9.3)

Other (income) expense:
Interest expense, net	2,993	1.1	4,130	1.6	(27.5)
Other income, net	(291)	(0.1)	(1,054)	(0.4)	(72.4)

Total other expense	2,702	1.0	3,076	1.2	(12.2)

Income before income taxes	17,958	6.5	19,711	7.5	(8.9)
Provision for income taxes	6,285	2.3	7,096	2.7	(11.4)

Net income	$11,673	4.2%	$12,615	4.8%	(7.5)%

Net Revenues

The increase in net revenues for the nine months ended September 26, 2004 was attributable to the following:

	Nine Months Ended
Segment	September 26, 2004	September 28, 2003	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$159,469	$147,214	$12,255	$7,604	$1,242	$3,409
Petrochemical	115,540	115,834	(294)	4,899	(9,584)	4,391

Total	$275,009	$263,048	$11,961	$12,503	$(8,342)	$7,800

The Instrumentation and Thermal Fluid Controls Products segment accounted for 58.0% and 56.0% of net revenues for the nine months ended September 26, 2004 and September 28, 2003, respectively. The Petrochemical Products segment accounted for 42.0% and 44.0% of net revenues for the nine months ended September 26, 2004 and September 28, 2003, respectively. Revenues in both segments were affected by weaker order levels in the early portion of the first quarter of 2004 from many of the markets we serve, such as: general industrial, analytical OEMs, HVAC, power generation, chemical and small project domestic oil and gas markets. The change in the composition of revenues was also influenced by the incremental revenues added from the fourth quarter 2003 acquisitions of DQS and TSI in the Instrumentation and Thermal Fluid Controls Products segment, and the April 2004 acquisition of Mallard in the Petrochemical Products segment.

Instrumentation and Thermal Fluid Controls Products revenues increased $12.3 million, or 8.3%, to $159.5 million for the nine months ended September 26, 2004 as compared to $147.2 million for the nine months ended September 28, 2003. Revenues increased primarily due to the incremental $7.6 million of revenue generated by DQS and TSI and $3.4 million due to the effect of favorable foreign exchange rates changes. Aerospace product line revenues increased $2.7 million. These increases were partially offset by a $1.5 million decrease in revenues from other Instrumentation and Thermal Fluid product line applications. For the remainder of 2004, we expect a modest increase in orders on improvement in general economic conditions. We implemented customer price increases in most businesses in the second and third quarters of 2004 to help offset the rise in certain metal prices from vendors. We expect a full-year benefit in 2004 of between $9.0 million to $11.0 million in incremental revenues as a result of our prior year acquisitions of DQS and TSI.

Petrochemical Products revenues decreased $0.3 million, or 0.3%, to $115.5 million for the nine months ended September 26, 2004 as compared to $115.8 million for the nine months ended September 28, 2003. The net decrease in revenues for this segment was primarily the result of $9.6 million of lower shipments to customers, primarily international oil and gas customers, offset by the Mallard acquisition which added $4.9 million, and $4.4 million of favorable foreign exchange rate changes. Our expectations for the remainder of 2004 are that the markets served by this segment should be active for new orders. We expect our revenues in the fourth quarter of 2004 should increase from our third quarter 2004 revenues primarily because of higher shipments of orders for long lead-time international projects. The current year Mallard acquisition is expected to add incremental revenues of $8.0 million for the full year 2004.

Gross Profit

Gross profit from the Instrumentation and Thermal Fluid Controls Products segment increased $5.6 million. This increase was the result of the incremental gross profit of $4.6 million from the two acquisitions, DQS and TSI, as well as increases of $1.0 million from the foreign exchange effect of the stronger Euro in 2004. Increased metal costs were offset by price increases initiated in the second quarter 2004 as well as the reduction of inefficiencies previously experienced from three facility consolidations. This segment’s gross margin increased 100 basis points to 34.3% for the nine months ended September 26, 2004 compared to the same period in 2003. We are expecting gross margin in the second half of 2004 to improve modestly from the first half of 2004. The improvement is expected to come from diminished inefficiencies from the consolidation of three plant closings, customer price increases and a modest rise in customer orders in aerospace and general industrial instrumentation markets, partially offset by continued raw material price increases.

Gross profit for the Petrochemical Products segment increased $0.4 million for the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003. The net gross profit increase was the net result of $1.1 million from the strengthened Euro and Canadian dollar, plus the Mallard acquisition which contributed an incremental $1.8 million of gross profit offset operationally by higher steel costs and lower second quarter 2004 shipments to large international projects. Gross margin in the Petrochemical Products segment increased 40 basis points to 24.2% for the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003. The gross margin improvement was due to foreign exchange gains and the benefits from foreign-sourcing lower-cost inventory and other cost reductions and higher contribution margin from higher first quarter 2004 sales volume compared to the first quarter 2003 offset by lower shipment volumes to international oil and gas customers in the second and third quarters in 2004. Gross margin in the second half of 2004 is expected to benefit from the Mallard acquisition, continued foreign sourcing for lower-cost inventory, the full year benefit of discretionary expense reductions initiated in late 2003, an increase in fourth quarter 2004 sales volume particularly with regard to large industrial projects, and customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million, or 15.2%, to $61.7 million, or 22.4% of net revenues for the nine months ended September 26, 2004 from $53.5 million, or 20.3% of net revenues for the nine months ended September 28, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $5.8 million for the nine months ended September 26, 2004 as compared to the nine months ended September 28, 2003. This net increase was the result of $3.6 million in incremental expense due to our acquisitions of DQS and TSI, a $1.4 million increase resulting from increased spending in our European thermal fluid controls businesses, the cost associated with certain fixed asset write-offs, costs for the weather-related shut down of our Tampa, Florida facility, higher selling expenses associated with increased sales in our aerospace markets, and an $0.8 million increase due to changes in foreign exchange rates.

Petrochemical Products segment selling, general and administrative expenses increased by $0.7 million for the nine months ended September 26, 2004 as compared to the nine months ended September 28, 2003. This increase was the net result of $1.3 million of incremental costs due to our Mallard acquisition and $0.6 million of increases due to changes in foreign currency exchange rates, partially offset by a net $1.2 million in lower operating costs, principally from lower staffing, legal and other operating costs incurred in our North American operations and the higher selling expenses incurred in our Italian operation.

Corporate expenses increased by $1.6 million to $7.0 million for the nine months ended September 26, 2004 from $5.4 million for the nine months ended September 28, 2003. The increase was related to the expenses for external audit fees and Sarbanes-Oxley Act of 2002 Section 404 compliance work. Corporate expenses for the full year 2004 will rise from our historical levels predominately for Sarbanes-Oxley Act of 2002 Section 404 compliance work. Our effort in 2004 entails testing internal controls and documenting those test results, for which we have decided to use the assistance of an outside firm. That test work will be followed by our external auditors performing their own required testing. Our incremental 2004 expense to comply with the Sarbanes-Oxley Act of 2002 Section 404 is expected to approximate $2.0 million. We do expect that amount to decline by at least 25% to 50% in the succeeding years. Also, we are now expensing the fair value cost of new restricted stock awards under our existing incentive equity program. The expected 2004 expense for the restricted stock awards is $0.3 million.

Special Charges

Special charges of $0.3 million were recorded during the nine months ended September 26, 2004. For the three months ended September 26, 2004 special charges related to the write down of real estate classified as held for sale within our Petrochemicals Products segment. For the three months ended March 28 , 2004 special charges of less than

$0.1 million were recorded primarily related to severance and facility costs associated with the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million, also within our Instrumentation and Thermal Fluid Controls Products segment. Special charges of $0.3 million incurred during the nine months ended September 28, 2003 were primarily related to the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment.

Operating Income

The change in operating income for the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003 was as follows:

	Nine Months Ended
Segment	September 26, 2004	September 28, 2003	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$17,783	$17,692	$91	$946	$(1,108)	$253
Petrochemical	9,909	10,488	(579)	498	(1,632)	555
Corporate	(7,032)	(5,393)	(1,639)	—	(1,639)	—

Total	$20,660	$22,787	$(2,127)	$1,444	$(4,379)	$808

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the nine months ended September 26, 2004 increased $0.1 million, or 0.5%, compared to the nine months ended September 28, 2003. The increase in operating income was due to incremental operating income from our DQS and TSI acquisitions of $0.9 million and $0.3 million of favorable foreign exchange, offset by unfavorable operational items of $1.1 million including the rising cost of raw material, and higher manufacturing costs for our thermal fluid and instrumentation groups. These increases were offset by the beginning savings from 2003 facility closings.

Operating income for the Petrochemical Products segment decreased $0.6 million, or 5.5% for the nine months ended September 26, 2004, as a result of lower second and third quarter 2004 product shipments for large, international oil and gas projects offset by favorable foreign exchange rates of $0.6 million and the Mallard acquisition which added $0.5 million.

For the remainder of 2004, we expect revenues may be slightly higher than 2003 due to the anticipated but gradual improvements we have started to see in general industrial and aerospace market conditions, plus the impact of our fourth quarter 2003 and second quarter 2004 acquisitions. We expect our operating margins in 2004 in the Instrumentation and Thermal Fluid Controls Products segment to achieve approximately 11.5%, while the Petrochemical Products segment is expected to achieve approximately 8.8%. Both product groups are being affected by increased commodity metal prices increasing cost of sales, and several of our businesses have implemented customer price increases which should continue to benefit revenues in the fourth quarter of 2004.

Interest Expense, net

Net interest expense decreased $1.1 million to $3.0 million for the nine months ended September 26, 2004 compared to $4.1 million for the nine months ended September 28, 2003. The reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes in the current year.

Other Income, net

Other income, net decreased $0.8 million from $1.1 million for the nine months ended September 28, 2003 to $0.3 for the nine months ended September 26, 2004. The change was primarily attributable to a reduction of foreign currency exchange gains.

Provision for Income Taxes

The effective tax rate for the nine months ended September 26, 2004 was 35% compared to 36% for the same period last year. The tax rate for 2004 is expected to be 35%, which reflects our utilization of research tax credits.

Net Income

Net income decreased $0.9 million to $11.7 million for the nine months ended September 26, 2004 compared to $12.6 million for the nine months ended September 28, 2003. This net decrease is primarily attributable to increased corporate expenses, lower volume of deliveries to large international oil and gas projects, and higher metal pricing on raw materials offset by incremental profit from acquisitions, cost reductions from closed facilities, lower net interest expense, and the lower effective tax rate.

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

The following table summarizes our cash flow activities for the nine months ended September 26, 2004 (In thousands):

Cash flow from:
Operating activities	$18,058
Investing activities	(11,974)
Financing activities	(3,864)
Effect of exchange rates on cash and cash equivalents	(367)

Increase in cash and cash equivalents	$1,853

During the nine months ended September 26, 2004, we generated $18.1 million in cash flow from operating activities. The $12.0 million used by investing activities consisted principally of the $12.2 million used to purchase Mallard (an additional $1.9 million in restricted escrow is reflected in “Prepaids and Other Assets”), $3.6 million used for the purchase of capital equipment offset by $3.0 million of proceeds from the sales of the Tomco Products facility in Ohio and SSI facility in Canada that had been held for sale, and an additional $0.8 million from the sale of equipment. Subsequent to the end of our fiscal third quarter 2004 we sold a warehouse, our remaining asset classified as held for sale, for approximately $1.0 million. We used $3.9 million of cash in financing activities that included: a net $3.6 million reduction of debt balances and another $1.7 million used to pay dividends to shareholders.

We expect capital expenditures for the year ended December 31, 2004 to be $5.0 to $6.0 million and to be funded from ongoing operations. Capital expenditures are primarily for machinery and equipment as part of our ongoing commitment to further improve our manufacturing operations and to manufacture new products.

As of September 26, 2004 and December 31, 2003, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of September 26, 2004 and December 31, 2003, we had no amounts outstanding under our revolving credit facility.

The ratio of current assets to current liabilities as of September 26, 2004 was 2.9:1 consistent with the 2.9:1 ratio at December 31, 2003. Cash and cash equivalents were $60.1 million as of September 26, 2004 compared to $58.2 million as of December 31, 2003. Total debt as a percentage of total equity was 20.3% as of September 26, 2004 compared to 22.2% as of December 31, 2003.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 26, 2004 and December 31, 2003.

In October 2002 and 2003, we made the first and second of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. Subsequent to the end of the fiscal third quarter of 2004, we paid our next scheduled principal payment of $15.0 million in October 2004, which reduced our outstanding principal balance due of $45.0 million to $30.0 million.

We have generated net income and positive cash flow from operating activities since the company was spun-off from our former parent in October 1999. Over the next 24 months, we believe that we will continue to have the necessary funds to operate our businesses. If our current sales and profitability trends continue, we expect to be profitable and expect that depreciation expense should be greater than our capital expenditures and that working capital should continue to decrease, particularly inventory which has been an area of focus during the past two years. Regarding inventory, our inventory turns increased in 2003 to 2.8 based on annualizing our fourth quarter 2003 results. We continue striving to improve our inventory turns, however, the increase in our raw material prices during the second and third quarters of 2004 as well as increases in our safety stock levels due to anticipated higher customer order levels, have decreased our inventory turns to 2.3, based on annualizing our third quarter 2004 results. We have engaged a consulting firm to assist us with implementing lean/sigma operating principles, beginning in 2005, and to help improve our inventory and other asset turns. In the fourth quarter of 2004, during our next quarterly review of the market value of our excess inventory, we will determine whether a more aggressive market valuation adjustment is necessary in order to allow us to expedite the sale and disposal of our remaining slow moving inventory. This determination will be made in the fourth quarter and could result in a charge to earnings.

We expect to generate cash from operating activities that should be sufficient to service operations, capital expenditure needs, scheduled debt payments, and our current dividend practice of paying $0.15 per share annually for at least the next 24 months. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. We continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our unused $75.0 million revolving line of credit. We expect a larger acquisition would require additional borrowings and, or, the issuance of our common stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 26, 2004, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.4 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of September 26, 2004. Based upon our current expectation of no borrowings under our revolving credit facility in 2004, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the nine months ended September 26, 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of September 26, 2004, we had no outstanding forward contracts.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not material. We do not use derivative financial instruments for trading or speculative purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Supplier and Customer Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and we have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that affect our results of operations. We manage this risk by: offsetting increases in commodity prices with increased customer sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process. During the first three quarters of 2004 we experienced rising raw material prices that negatively impacted our second quarter margins by approximately 100 and 75 basis points in the Instrumentation and Thermal Fluid Control Products and Petrochemical Products segments, respectively. During the second and third quarters of 2004 we increased our selling prices in many of our product lines which has helped to offset the continually rising raw material prices and mitigated the negative impact on our third quarter margins by approximately 50 basis points. However, if we are unable to fully offset previous and any future escalations of our raw material costs our operating and net income would be negatively impacted in future periods.

Lower Supplier Performance

During the second and third quarters of 2004 we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the sudden closure of one large European casting supplier, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. These items negatively impacted our operating and net income by approximately 50 basis points in the second quarter of 2004 and to a lesser degree in the third quarter of 2004. We have taken steps to remediate these lower supplier performance issues and expect the diminished impact on profitability to be alleviated by the end of 2004. A continuation of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the period covered by this report our disclosure controls and procedures are designed and were effective to give reasonable assurance that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures and consider making changes in future evaluations of the effectiveness of such controls and procedures, as we deem appropriate. In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we are reviewing, testing, documenting and improving our internal controls over financial reporting in response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission. These efforts are leading to improvements in various of our internal controls over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, New Jersey, New York, Rhode Island, Texas, Utah, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to-date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particularly with respect to Spence and Hoke for which insurance has paid all defense costs to-date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, during the first quarter of 2004 we negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, the Company currently believes that it has no basis on which to conclude that these cases will have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

We are currently a party to or otherwise involved in various administrative or legal proceedings under federal, state or local environmental laws or regulations involving a number of sites, in some cases as a participant in a group of potentially responsible parties, referred to as PRPs. Two of these sites, the Sharkey and Combe Landfills in New Jersey, are listed on the National Priorities List. With respect to the Sharkey Landfill in New Jersey, we have been allocated 0.75% of the remediation costs, an amount that is not material to us. With respect to the Combe Landfill, we have settled both the Federal Government’s claim and the State of New Jersey’s claim for an amount that is immaterial to us. Moreover, our insurers have covered defense and settlement costs to-date with respect to the Sharkey and Combe Landfills. In addition, we have also been named as a PRP with respect to the Solvent Recovery Service of New England site and the Old Southington landfill site, both in Connecticut. These sites are also on the National Priorities List but, with respect to both sites, we have the right to indemnification from the prior owners of the affected subsidiaries. We also have been identified as a PRP with respect to the Lightman Drum Company site in New Jersey and, in this matter; we also have the right to indemnification from the former owners of the affected subsidiary. Based on currently available information, we believe that any share of clean-up costs at these sites attributable to us should not be material, particularly given our indemnification rights against the respective former owners.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 26, 2004 and December 31, 2003.

ITEM 5. OTHER INFORMATION

(b)	In accordance with Item 7(d)(2)(ii)(G) of Schedule 14A, we disclosed in our Proxy Statement dated March 22, 2004, the procedure by means of which our Nominating and Corporate Governance Committee would consider shareholder nominations for directors. At its meeting on October 20, 2004, the Nominating and Corporate Governance Committee revised these procedures, principally by altering the time period during which shareholder nominations must be received in order to be considered. The revised policy and procedure is as follows:

Shareholder Nominations

The Nominating and Corporate Governance Committee will consider nominations submitted by shareholders, provided that such nominations are submitted to the Company not less than 120 calendar days prior to the first anniversary date on which the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting. To submit any such nomination, a shareholder must deliver notice of such nomination to the Secretary of the Company at the Company’ s principal executive offices. Therefore, in order to be considered by the Nominating and Corporate Governance Committee for nomination and inclusion in the Company’s proxy statement for its Annual Meeting to be held in 2005, shareholder recommendations for director must be received by CIRCOR’s Secretary prior to November 23, 2004. Any such notice also must include (i) the name and address of record of the shareholder; (ii) a representation that the shareholder is a record holder of the Company’s Common Stock, or if the shareholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Exchange Act; (iii) the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate; (iv) a description of the qualifications of the proposed director candidate which address the general criteria for directors as expressed in the Company’s most recent proxy statement; (v) a description of all arrangements or understandings between the shareholder and the proposed director candidate; and (vi) the consent of the proposed director candidate to be named in the proxy statement and to serve as a director if elected at such meeting. Shareholders must also submit any other information regarding the proposed candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC. Nominations that meet the criteria described above will be forwarded to the Chairman of the Nominating and Corporate Governance Committee for further review and consideration by the Committee.

ITEM 6. EXHIBITS

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

CIRCOR INTERNATIONAL, INC.

Date: November 3, 2004	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: November 3, 2004	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 3, 2004	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller and Assistant Treasurer
Principal Accounting Officer