Form 10-K
period 2004-12-31
CIRCOR INTERNATIONAL INC
filed 2005-03-14
CIK 1091883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

Suite 130

25 Corporate Drive, Burlington, MA 01803-4238

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $310,241,982.

As of February 25, 2005, there were 15,554,479 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2004.

Part I

Item 1.    Business

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, changes in costs we may incur as a result of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file periodic reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on their website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investor Relations” hyperlink. The information on our website is not part of or incorporated by reference in this report.

Our History

We were established by our former parent, Watts Water Technologies, Inc., formerly known as Watts Industries, Inc. (“Watts”), to continue to operate the former industrial, oil and gas businesses of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts’s shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, information related to historical activities of our business units also includes time periods when such units constituted the former industrial, oil and gas businesses of Watts. In connection with the spin-off, our common stock was listed on the NYSE under the symbol “CIR” and we entered into agreements with Watts regarding licensing and tax sharing arrangements, benefits and indemnification matters. As used in this report, the terms “we,” “us,” “our,” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

Our Business

We design, manufacture and distribute a broad array of valves and related fluid control products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 16 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Energy Products. Our products are sold through more than 2,000 distributors and we service more than 12,500 customers in over 87 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group—The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, couplers, regulators, strainers and samplers. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; SART von Rohr; Rockwood Swendeman; SSI Equipment; Dopak Sampling Systems, Texas Sampling, Tomco Products and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products Group accounted for $218.7 million, or 57.3%, of our net revenues for the year ended December 31, 2004.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. (“SSI”) and added a wide variety of strainers to expand our industrial products line. This business was originally reported within the Energy Products Group. However, in March 2002, we transferred SSI to the Instrumentation and Thermal Fluid Controls Products Group, to better reflect the products and markets that this business serves. Prior periods have been reclassified and net revenues, operating income, and identifiable assets are not materially different as a result of this reclassification. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and affiliates (“RTK”) and Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for nearly 80 years. Due to the reputation of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of miniature instrumentation valves, we have acquired fourteen businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions included Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke, Inc. (“Hoke”) in July 1998, GO Regulator in April 1999, Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“U.S. Para Plate”) in October 2002, DQS International (“DQS”) in November 2003, Texas Sampling, Inc. (“TSI”) in December 2003 and Loud Engineering & Manufacturing (“Loud”) in January 2005. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. The Atkomatic product line consists of heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. The GO Regulator products include a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. The Tomco brand is a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. The U.S. Para Plate products involve high-pressure valves and regulators for aerospace and military applications. DQS and TSI manufacture and sell analytical sampling products. Loud is a designer and manufacturer of landing gear systems and related components for military helicopters and jet aircraft.

We significantly expanded the breadth of our instrumentation fluid control product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provides us with a leading line of Gyrolok® compression tube fittings, as well as instrumentation ball valves, plug valves, manifolds, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 54% of its 2004 revenues derived from outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We integrated the administrative and distribution activities of Circle Seal and Hoke to further reduce costs. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke, GO Regulator, and Tomco.

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

Energy Products Group—During 2004, we renamed our Petrochemical Products Group to the Energy Products Group. The Energy Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Energy Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy Products Group consists primarily of the following product brand names: KF Industries; KF Contromatics; Pibiviesse; KF Industries Canada; Mallard Control, Hydroseal, and Suzhou KF Valve.

The Energy Products Group accounted for $163.2 million, or 42.7%, of our net revenues for the year ended December 31, 2004.

We entered the energy products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries, Inc. (“KF Industries”) in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A. (“Pibiviesse”), based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties, Inc. (now referred to as “KF Industries Canada”) to KF Industries. KF Industries Canada had been one of KF Industries’ largest distributors and, with its acquisition, KF Industries increased its presence in Canada, as well as introduced KF Industries Canada’s products (check valves, pipeline closures, and specialty gate valves) through its worldwide representative network. KF Industries Canada also has assumed the Canadian sales activities for other of our Energy Products Group companies to strengthen our overall sales presence in Canada. During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications. In April 2004, we acquired Mallard Control Company and its wholly-owned subsidiary, Hydroseal, (“Mallard”) which produces control valves, relief valves, pressure regulators, and other related products primarily for oil and gas production and processing and other petrochemical applications.

We also own 60% of Suzhou KF Valve Company, Ltd. (“Suzhou KF Valve”), a joint venture located in Suzhou, People’s Republic of China. Suzhou KF Valve manufactures two-inch through twenty-four-inch carbon and stainless steel ball valves for us and for Suzhou Valve Factory, our joint venture partner. We sell products manufactured by Suzhou KF Valve to customers worldwide for oil and gas applications and outside the People’s Republic of China for industrial applications. Our joint venture partner and its related entities have exclusive rights to sell Suzhou KF Valve products for all industrial (i.e., non-oil and gas) applications within the People’s Republic of China and to certain customers outside the People’s Republic of China for oil and gas applications. In December 2004 we entered into an agreement with our joint venture partner to acquire the remaining 40% interest in Suzhou KF Valve for approximately $6.8 million. Completion of this transaction is subject to the approval of Chinese authorities and we expect that approval should be obtained by the end of the second quarter of 2005.

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

Aerospace Markets. The commercial and military aerospace markets we serve include valve and component applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such diverse applications as ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

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

Products

The following table lists the principal products and markets served by each of the businesses within our two product groups. Within the majority of our product lines, we believe that we have competively broad product offerings in terms of distinct designs, sizes and configurations of our valves and related products.

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group
Aerodyne Controls	Pneumatic manifold switches; mercury-free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive
Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; gages; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles
CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing
Dopak Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries
GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors
Hoke	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors
Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut-off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing
Loud Engineering	Landing gear systems; struts; solenoids; actuators	Aerospace; military
Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)
RTK and SART	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical
Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial
SSI Equipment	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC
Texas Sampling	Closed loop sampling systems	Refining and pharmaceutical
Tomco Products	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation
U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems
Energy Products Group
KF Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing
KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing
KF Industries Canada	Mud valves; pipeline closures; check valves and specialty gate valves	Oil and gas exploration; production; refining and transmission
Mallard Control	Control valves; relief valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications
Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission
Suzhou KF Valve	Flanged and floating ball valves	Oil and gas exploration; production; refining and transmission; chemical processing

Sales and Distribution

We sell our products to distributors and end-users primarily through commissioned representatives and through our direct sales forces. Our representative networks offer technically trained sales forces with strong relationships to key markets on a variable cost (commission) basis to us.

We believe that our multifaceted and well established sales and distribution channels constitute a competitive strength, providing access to our markets. We believe that we have good relationships with our representatives and distributors and we continue to implement marketing programs to enhance these relationships. Ongoing distribution-enhancement programs include shortening shelf stock delivery, reducing assemble-to-order lead times, introducing new products, and offering competitive pricing, technical training and literature.

Manufacturing

We have fully-integrated and highly automated manufacturing capabilities including machining operations, assembly and testing. We also purchase machined components and finished valves to supplement our internal manufacturing capacity and to lower our overall cost of less sophisticated valve products. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron, steel and aluminum components. We believe that our fully-integrated manufacturing capabilities of critical components are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. We have implemented integrated software systems at our major locations to make operations more efficient and to improve communications with our suppliers and customers.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $5.3 million, $6.8 million, and $4.4 million on capital expenditures for the years ended December 31, 2004, 2003, and 2002, respectively. Depreciation expense for these periods was $9.7 million, $9.6 million, and $10.3 million, respectively.

We believe that our current facilities will meet our near-term production requirements without the need for additional facilities. We do plan to relocate our Suzhou KF Valve facility in 2005 to a larger site to accommodate anticipated future growth.

Quality Control

The majority of our products require the approval of and have been approved by applicable industry standards agencies in the United States and European markets. We have consistently advocated the development and enforcement of performance and safety standards, and continually update our procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards. Additionally, most of our major manufacturing subsidiaries have acquired ISO 9000 or 9001 certification from the International Organization for Standardization and, for those in the Energy Products Group, American Petroleum Institute certification.

Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies as well as the quality control systems of certain customers. The primary industry standards that certain of our Instrumentation and Thermal Fluid Controls Products must meet include standards promulgated by: Underwriters’ Laboratory; American National Standards Institute;

American Society of Mechanical Engineers; U.S. Military; Federal Aviation Administration; Society of Automotive Engineers; Boeing Basic and Advanced Management System; Aerospace Quality Assurance System; the American Gas Association; the Department of Transportation; and European Pressure Equipment Directive and Technical Inspection Association. The primary industry standards required to be met by and applicable to our Energy Products include: American National Standards Institute; American Society of Mechanical Engineers; American Petroleum Institute and Factory Mutual.

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2004, 2003 and 2002, were $1.6 million, $2.4 million, and $2.8 million, respectively. As a result of relocating certain research and development functions to locations with lower operating costs during 2003 and 2004 as well as open staff positions during 2004, net research and development costs in 2004 were less than our historical levels.

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

The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; Samson AG; Spirax-Sarco Engineering plc; Masonneilan; Flowseal (a division of Crane Co.); Fisher (a division of Emerson Process Management); ASCO; and Tescom.

The primary competitors of our Energy Products Group include: Grove/Dresser Valve (a unit of First Reserve Corporation and Odyssey Investment Partners, LLC); Cooper Cameron Corporation; Apollo (a

unit of Conbraco Industries, Inc.); Jamesbury, Inc. (a unit of Metso USA which is part of the Metso Corporation); Balon; Worcester Controls Corp. (a unit of Flowserve); Crane Co.; Velan Valve Corporation; and Kitz Corporation.

Trademarks and Patents

We own patents that are scheduled to expire between 2005 and 2024 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2004, no single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Energy Products Group.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly the Energy Products Group, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

Our total order backlog was $144.8 million as of February 18, 2005, compared to $92.3 million as of February 24, 2004. We expect all but $9.5 million of the backlog at February 18, 2005 will be shipped by December 31, 2005. The change in our backlog was primarily due to increased orders for major international oil and gas projects and acquisitions including Loud acquired in January 2005.

Employees

As of December 31, 2004, our worldwide operations directly employed approximately 2,050 people, including 115 employees at our Suzhou KF Valve joint venture in the People’s Republic of China. We have 80 employees in the United States who are covered by a single collective bargaining agreement. We also have 140 employees in Italy, 69 employees in France, 33 in the Netherlands, and 105 employees in Germany covered by governmental regulations or workers councils. We believe that our employee relations are good at this time. Our January 2005 acquisition of Loud included 108 employees, all of whom are located in the United States, and not subject to any collective bargaining agreements.

Segment and Geographic Financial Data

Financial information by segment and geographic area is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 in the notes to consolidated financial statements included in this report.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2004, we capitalized less than $0.1 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.4 million related to environmental and safety control facilities. We also expect to capitalize less than $0.1 million during the year ending December 31, 2005. We expect to incur and expense related charges of approximately $0.4 million during the year ending December 31, 2005.

Item 2.     Properties

We maintain 18 major facilities worldwide, including 16 significant manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Canada, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York; Berlin, Connecticut; and Spartanburg, South Carolina; are leased. The Energy Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Alberta, Canada, Beaumont, Texas; a distribution center in Oklahoma City, Oklahoma; and Suzhou, People’s Republic of China are leased. Certain of our facilities are subject to collateral assignments under loan agreements with long-term lenders.

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our on-going lean manufacturing initiatives.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Maryland, Michigan, Mississippi, Montana, New Jersey, New York, Rhode Island, Texas, Utah, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to-date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particularly with respect to Spence and Hoke for which insurance has paid all defense costs to-date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, during the first quarter of 2004 we negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases will have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

Part II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note 18 to the consolidated financial statements included in this report.

During the first quarter of 2005, we declared a dividend of $0.0375 per outstanding common share payable on March 18, 2005 to shareholders of record on March 4, 2005.

Our board of directors is responsible for determining our dividend policy. Although we currently intend to continue paying cash dividends, the timing and level of such dividends will necessarily depend on our board of directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders. See “Liquidity and Capital Resources” under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As of February 25, 2005, there were 15,554,479 shares of our common stock outstanding and we had 107 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 13, 2004, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

The information appearing under the section “New Benefit Plans” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 27, 2005 is incorporated herein by reference.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2004(3)	2003	2002	2001	2000
Statement of Operations Data (1):
Net revenues	$381,834	$359,453	$331,448	$343,083	$316,863
Gross profit	107,569	105,512	98,285	103,477	95,791
Goodwill amortization expense	–	–	–	2,737	2,528
Operating income.	21,934	29,987	30,374	33,617	27,636
Income before interest and taxes.	22,168	30,824	31,060	33,096	26,876
Net income	11,803	17,873	15,577	15,596	10,560
Balance Sheet Data:
Total assets	$428,418	$423,863	$390,734	$386,121	$347,062
Total debt (2)	42,880	61,059	77,990	97,662	91,533
Shareholders’ equity	293,435	275,160	243,659	222,440	191,181
Total capitalization	336,315	336,219	321,649	320,102	282,714
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$29,249	$58,646	$25,057	$44,856	$31,758
Investing activities	(10,107)	(20,981)	(23,241)	(14,501)	5,827
Financing activities	(19,536)	(19,517)	(20,636)	18,609	(34,741)
Net interest expense	3,690	5,151	6,721	7,102	9,276
Capital expenditures	5,287	6,823	4,418	4,950	3,743
Diluted earnings per common share	$0.74	$1.14	$1.00	$1.04	$0.78
Diluted weighted average common shares outstanding	15,877	15,675	15,610	15,023	13,480
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.1125

(1)	The statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 includes, respectively, $0.3 million, $1.4 million, $0.7 million, $0.2 million and $1.9 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants.
(2)	Includes capitalized leases of: $0.1 million, $0.1 million and $0.1 million as of December 31, 2004, 2003 and 2000, respectively.
(3)	Results for the year ended December 31, 2004 include a $6.6 million pre-tax charge for an inventory write-down related to a change in our warehousing and inventory carrying practices.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our acquisition strategy, changes in costs we may incur as a result of compliance with Section 404 of the Sarbanes Oxley Act of 2002, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the instrumentation, fluid regulation and petrochemical markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

We have organized the company into two segments: Instrumentation & Thermal Fluid Controls Products and Energy Products. The Instrumentation & Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, chemical processing, marine, power generation, HVAC systems, food and beverage processing, and other general industrial markets. The Energy Products segment primarily serves the oil and gas exploration, production and distribution markets.

Apart from monitoring our key competitors, our businesses pay close attention to changes in market conditions, customer order rates, operating margins, and levels of working capital in order to help improve financial results and make more efficient use of assets.

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last four years, we have made nine acquisitions that extended our product offerings. Eight of these acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS and TSI provided us with a larger presence in the analytical sampling market and our acquisition of Loud in January 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. The other acquisition, made in April 2004, was the addition of Mallard to our Energy Products segment.

Regarding 2004 financial results, despite a lower volume of shipments to large international oil and gas projects, incurring significant new costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and higher metals costs for raw materials, we benefited from customer order growth in certain key end markets we serve; we implemented broad based price increases to customers for the first time in recent years; we completed three facility consolidations; we benefited from three acquisitions, DQS and TSI acquired in the fourth quarter 2003 and Mallard acquired in April 2004; and we made a fourth quarter 2004 business decision to lower future inventory carrying costs by consolidating warehousing and disposing of certain slow-moving inventory in 2005.

Cash flow from operating activities in 2004 was a cash source of $29.2 million. We believe our largest opportunity to generate increased cash flow is by further reducing our inventories. We have engaged a consulting firm to assist us with implementing lean/sigma operating principles, beginning in 2005. With the assistance of this consulting firm and the implementation of lean/sigma operating principles we expect to improve our asset turns, develop new strategies that should help us systemically change our order fulfillment processes and reduce inventories over the next few years. We maintained a position of having more cash than debt as of December 31, 2004, after funding our April 2004 acquisition of Mallard and October 2004 scheduled pay-down of our senior notes, which required cash payments of $14.1 million, and $15.0 million, respectively.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Instrumentation and Thermal Fluid Controls Products and Energy Products.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date.

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

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

Allowance for Inventory

Our net inventory balance was $105.2 million as of December 31, 2004, compared to $97.3 million as of December 31, 2003. Our inventory allowance as of December 31, 2004 was $14.8 million, compared with $7.9 million as of December 31, 2003. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory obsolescence was $10.7 million, $4.2 million, and $3.4 million for 2004, 2003, and 2002, respectively.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

In the fourth quarter of 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write-down our inventories, the majority of which we expect to dispose of in the first half of 2005.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as a reduction of period expense.

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of December 31, 2004 was $120.3 million, compared with $111.4 million as of December 31, 2003. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2004, 2003, or 2002.

Other long-lived assets include property, plant, and equipment and intangibles with definite lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, extraterritorial income exclusion, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 36.1%, 30.4%, and 36.0% for 2004, 2003, and 2002, respectively. We believe past estimates of our effective rate were reasonable and accurate, being lowered after 2001 when goodwill amortization ended. For 2005, we expect an effective income tax rate of 35%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect out future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a valuation allowance of $0.9 million as of December 31, 2004, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 14 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I Item 3.

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2004 and 2003, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.75%. The discount rate used to estimate the net pension expenses for 2004 was 6.0% compared to 6.75% in 2003. The lower discount rate reflected the decline in global capital markets and interest rates. The effect of lowering the discount rate assumption we utilized for 2004 raised our projected benefit obligation by approximately $2.5 million and raised our 2004 pension expense by approximately $0.5 million.

Plan assets are comprised of equity investments of companies in the United States with large and small market capitalizations; fixed income securities issued by the United States government, or its agencies; and certain international equities. There are no common shares of CIRCOR International, Inc. in the plan assets.

Unrecognized actuarial gains and losses are being recognized over approximately an eleven-year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2004, we had unrecognized net actuarial losses of $4.5 million.

The fair value of the defined benefit plan assets at December 31, 2004 exceeded the estimated accumulated benefit obligations as a net result of the increases in global capital markets and cash contributions from the company, partially offset by the lower interest rates. See Note (13) to the consolidated financial statements for further information on the benefit plans.

During 2004, we made $2.3 million in cash contributions to our defined benefit pension plans. In 2005, we expect voluntary cash contributions to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations will impact future funding requirements.

For 2005, we will reduce our expected long-term rate of return on plan assets by 25 basis points to 8.5% and we lowered our discount rate for pension liabilities by 20 basis points to 5.8% on a weighted average basis given the level of global interest rates. The combined effect of these two assumption changes is expected to raise our projected benefit obligation by approximately $0.8 million and raise 2005 pension expense by approximately $0.2 million.

We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary; such adjustments could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differ from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be materially and adversely affected and our cash flow available for other uses may be reduced.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

In 2004, many of the general industrial end markets we serve began to emerge from a multiple year slump. The stronger foreign currencies such as the Euro continued a positive effect on our 2004 financial results as well as the full year impact of the acquisitions of DQS and TSI purchased in the fourth quarter of 2003. We also acquired Mallard Control Company in April 2004 which added to our 2004 financial results. In 2004, the majority of our businesses focused on trimming spending proportional to customer order rates, completing the consolidation of three facilities and closing a fourth facility, developing new products and improving customer service levels to maintain and increase market share.

In the fourth quarter 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write down our inventories, the majority of which we expect to dispose of in the first half of 2005.

As a result of these and other factors, 2004 net revenues increased over 2003 while operating income and 2004 net income decreased from 2003.

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2004 and 2003 (In thousands):

	Year Ended December 31,
	2004		2003		% Change
Net revenues	$381,834	100.0%	$359,453	100.0%	6.2%
Cost of revenues	274,265	71.8	253,941	70.6	8.0

Gross profit	107,569	28.2	105,512	29.4	1.9
Selling, general and administrative expenses	85,332	22.3	74,162	20.6	15.1
Special charges	303	0.2	1,363	0.5	(77.8)

Operating income	21,934	5.7	29,987	8.3	(26.9)
Other (income) expense:
Interest expense, net	3,690	1.0	5,151	1.4	(28.4)
Other income, net	(234)	(0.1)	(837)	(0.2)	(72.0)

Income before income taxes	18,478	4.8	25,673	7.1	(28.0)
Provision for income taxes	6,675	1.7	7,800	2.1	(14.4)

Net income	$11,803	3.1%	$17,873	5.0%	(34.0)%

Net Revenues

Net revenues for the year ended December 31, 2004 increased by approximately $22.4 million, or 6.2%, to $381.8 million compared to $359.5 million for the year ended December 31, 2003. The increase in net revenues for the year ended December 31, 2004 was attributable to the following (In thousands):

Segment	2004	2003	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$218,656	$200,775	$17,881	$11,317	$1,777	$4,787
Energy	163,178	158,678	4,500	8,306	(9,870)	6,064

Total	$381,834	$359,453	$22,381	$19,623	$(8,093)	$10,851

The Instrumentation and Thermal Fluid Controls Products segment accounted for 57.3% and 55.9% of net revenues for the year ended December 31, 2004 and December 31, 2003, respectively. The Energy Products segment accounted for 42.7% and 44.1% of net revenues for the year ended December 31, 2004 and December 31, 2003, respectively. The change in the composition of revenues was favorably influenced by foreign exchange rate changes and the incremental revenues added from the fourth quarter 2003 acquisitions of DQS and TSI in the Instrumentation and Thermal Fluid Controls Products segment, and the April 2004 acquisition of Mallard in the Energy Products segment. Revenues in 2004 for both segments were helped by customer price increases implemented by most of our business units. This was the first time in recent years that we had implemented broad based price increases across many of our business units as a response to rising metals costs for raw materials that we purchased in 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $17.9 million, or 8.9%, to $218.7 million for the year ended December 31, 2004 as compared to $200.8 million for the year ended December 31, 2003. Revenues increased primarily due to the incremental $11.3 million of revenue contributed by the acquisitions of DQS and TSI, plus $4.8 million due to the effect of favorable foreign exchange rates changes. The revenue increase from operations of $1.8 million was primarily the result of higher 2004 revenues from aerospace product lines of $3.4 million, partially offset by a $1.8 million decrease in revenues from Thermal Fluid Controls product sales to the maritime market. We implemented customer price increases in most businesses in the second and third quarters of 2004 to help offset the rise in certain metal prices from vendors. For 2005, we expect a modest increase in orders on improvement in general economic conditions. We expect a full-year benefit in 2005 of approximately $18.0 million to $20.0 million in incremental revenues as a result of our January 2005 acquisition of Loud.

Energy Products revenues increased $4.5 million, or 2.8%, to $163.2 million for the year ended December 31, 2004 as compared to $158.7 million for the year ended December 31, 2003. The net increase in revenues for this segment was the net result of the Mallard acquisition which added $8.3 million of revenues; favorable foreign exchange rate changes provided an additional $6.1 million of revenue; partially offset by $9.9 million of lower shipments to large international oil and gas projects during the second and third quarters of 2004. Our expectations for 2005 are that the markets served by this segment should continue to be positive for new orders. The April 2004 Mallard acquisition is expected to add incremental revenues of $5.8 million for the full year 2005.

Gross Profit

Gross profit from the Instrumentation and Thermal Fluid Controls Products segment increased $6.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily the result of the incremental gross profit of $6.4 million from the acquisitions of DQS and TSI in November and December 2003. The increase from acquisitions was supplemented by increases of $1.6 million from the foreign exchange effect of the stronger Euro and British Pound Sterling in 2004. The remaining gross profit decline of $1.5 million from 2003 is the net result of several factors including: lower unit volume to the maritime and general industrial customers; higher unit volume to aerospace customers; added manufacturing costs for three now-completed plant consolidations; higher raw material costs due to rising metals prices partially offset by customer price increases instituted and affecting second half 2004 revenues; and a fourth quarter 2004 $0.9 million charge for inventory on the business decision to change warehousing and inventory carrying practices. We are expecting gross profit in 2005 to improve modestly from the full year 2004 levels. The improvement is expected to come from diminished inefficiencies and fixed cost savings from the three completed facility consolidations, the full year impact of 2004 customer price increases, a modest rise in customer orders in aerospace and general industrial instrumentation markets and the Loud acquisition, partially offset by possible raw material price increases.

Gross profit for the Energy Products segment decreased a net $4.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Gross profit declined from 2003 from a $5.7 million charge in the fourth quarter of 2004, related to our decision to change our warehousing and inventory carrying practices, and by $3.0 million from lower unit volume and unfavorable mix of shipments to large international oil and gas projects and higher raw material costs due to rising metals prices partially offset by customer price increases instituted and affecting second half 2004 revenues. These negative factors were offset by gross profit increases of $2.7 million from the Mallard acquisition plus a $1.5 million increase from the strengthened Euro and Canadian dollar. Gross profit in 2005 is expected to benefit from the full year impact of the Mallard acquisition, lower inventory charges, continued foreign sourcing for lower-cost inventory, an increase in sales volume to large international oil and gas projects, and the full year impact of 2004 customer price increases, partially offset by possible raw material price increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $11.2 million, or 15.1%, to $85.3 million, or 22.3% of net revenues for the year ended December 31, 2004 from $74.2 million, or 20.6% of net revenues for the year ended December 31, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $5.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Increases were the result of $4.5 million from the incremental expenses of our acquisitions in the fourth quarter 2003 of DQS and TSI, and an $1.2 million increase due to changes in foreign exchange rates. In 2005, we expect Instrumentation and Thermal Fluid Controls Products segment selling general and administrative expenses to increase by approximately 7% primarily as a result of the January 2005 acquisition of Loud.

Energy Products segment selling, general and administrative expenses increased by $2.1 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase was the net result of $2.0 million of incremental costs due to our Mallard acquisition and $0.8 million of increases due to changes in foreign currency exchange rates, partially offset by a net $0.6 million in lower operating costs incurred in our North American operations.

Corporate expenses increased by $3.4 million to $10.8 million for the year ended December 31, 2004 from $7.4 million for the year ended December 31, 2003. The increase was primarily for compliance costs for the new requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts in 2004 entailed testing internal controls and documenting those test results at our most significant businesses. Corporate expenses in 2005 are expected to increase by $0.8 million due to the new accounting rule, FASB Statement No. 123 (R) “Shared Base Payment: an amendment of FASB Statement No.123 and 95”, which will require the expensing of certain stock options, effective the third quarter of 2005. The full year expense related to the expensing of the fair value of our existing stock options would be approximately $1.6 million.

Special Charges

Special charges of $0.3 million incurred during the twelve months ended December 31, 2004 were primarily related to the write-down of a building classified as held for sale within our Energy Products segment. During the third quarter 2004 it was determined that the fair value and other incremental costs to sell the building would result in a lower net realizable value of the asset held for sale. Special charges of less than $0.1 million incurred during the first quarter 2004 were primarily severance and facility costs related to the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million, also within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the closure of our California facility, 5 employee positions were eliminated. Special charges of $1.4 million incurred during the year ended December 31, 2003 were primarily related to incremental costs for the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment and a building write-down within our Energy Products segment.

Operating Income

The change in operating income for the year ended December 31, 2004 compared to the year ended December 31, 2003 was as follows (In thousands):

Segment	2004	2003	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$23,971	$22,218	$1,753	$1,903	$(564)	$414
Energy	8,793	15,151	(6,358)	644	(7,776)	774
Corporate	(10,830)	(7,382)	(3,448)	–	(3,448)	–

Total	$21,934	$29,987	$(8,053)	$2,547	$(11,788)	$1,188

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the year ended December 31, 2004 increased $1.8 million, or 7.9%, compared to the year ended December 31, 2003. The increase in operating income was due to incremental operating income from our DQS and TSI acquisitions of $1.9 million and $0.4 million of favorable foreign exchange rate movements and operational items of $0.3 million primarily due to improved aerospace products performance. These increases were offset by the fourth quarter 2004 inventory charge of $0.9 million which related to changes in our warehousing and inventory carrying practices.

Operating income for the Energy Products segment decreased $6.4 million, or 42.0% for the year ended December 31, 2004, primarily as a result of the fourth quarter 2004 inventory charge of $5.7 million related to changes in our warehousing and inventory carrying practices. In addition, higher raw material costs and lower second and third quarter 2004 product shipments to large international oil and gas projects were offset by favorable foreign exchange rates of $0.8 million and the Mallard acquisition which added $0.6 million of operating income.

Interest Expense, net

Interest expense, net decreased $1.5 million to $3.7 million for the year ended December 31, 2004 compared to $5.2 million for the year ended December 31, 2003. The reduction in interest expense was primarily due to the $15.0 million annual principal payments against our senior unsecured notes in October of 2003 and 2004 which reduced our outstanding balance.

Other Income, net

Other income, net decreased $0.6 million from $0.8 million for the year ended December 31, 2003 to $0.2 for the year ended December 31, 2004. The change was primarily attributable to a reduction of foreign currency exchange gains.

Provision for Taxes

The effective tax rate for the year ended December 31, 2004 was 36.1% compared to 30.4% for the same period last year. The lower 2003 effective tax rate benefited from income tax benefits recorded in the fourth quarter of 2003 totaling $1.2 million, which included tax credits for product development and research activities, the majority of which related to prior years and a reduction of our income tax liability for certain items. The benefits recorded in the fourth quarter of 2003 coincided with the completion of the Internal Revenue Service’s examination of our U.S. federal income tax returns for the two and one half months ended December 31, 1999, and the years ended December 31, 2000 and 2001. For 2005, we expect an effective income tax rate of 35%.

Net Income

Net income decreased $6.1 million to $11.8 million for the year ended December 31, 2004 compared to $17.9 million for the year ended December 31, 2003. This net decrease is primarily attributable to the fourth quarter 2004 after-tax charge for inventory of $4.3 million related to changes in our warehousing and inventory carrying practices, increased corporate expenses to comply with the new requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and net higher metal costs for raw materials.

For 2005, we expect revenues to be higher from 2004 due to a continued but gradual improvement in general industrial market conditions, plus the full year impact of the acquisitions of Mallard in April 2004 and Loud in January 2005. We expect our operating margins in 2005 to rise slightly in the Instrumentation and Thermal Fluid Controls Product Segment from 2004, while operating margins in the Energy Products Segment are expected to increase to approximately 10%. Both product segments could be affected by increased competitive pricing and higher commodity metals costs for raw materials.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

In 2003, many of the general industrial end markets we serve were in a continuing slump. However, the stronger foreign currencies such as the Euro had a positive effect on our 2003 financial results as well as the full year impact of acquisitions, plus the continued success in fulfilling orders on large international oil and gas projects, particularly in the Middle East. The majority of our businesses that serve the general industrial markets concentrated in 2003 on trimming spending proportional to their declining customer order rates, reducing inventories, identifying opportunities to consolidate facilities, and developing new products and improving customer service levels to maintain and increase market share. As a result of these and other factors, 2003 net revenues and net income increased although operating margin declined in 2003 from 2002.

The following tables set forth the results of operations, percentage of net revenues and the yearly percentage change in certain financial data for the years ended December 31, 2003 and 2002 (In thousands):

	Year Ended December 31,
	2003		2002		% Change
Net revenues	$359,453	100.0%	$331,448	100.0%	8.4%
Cost of revenues	253,941	70.6	233,163	70.3	8.9

Gross profit	105,512	29.4	98,285	29.7	7.4
Selling, general and administrative expenses	74,162	20.6	67,166	20.3	10.4
Special charges	1,363	0.5	745	0.2	83.0

Operating income	29,987	8.3	30,374	9.2	(1.3)
Other (income) expense:
Interest expense, net	5,151	1.4	6,721	2.1	(23.4)
Other income, net	(837)	(0.2)	(686)	(0.2)	22.0

Income before income taxes	25,673	7.1	24,339	7.3	5.5
Provision for income taxes	7,800	2.1	8,762	2.6	(11.0)

Net income	$17,873	5.0%	$15,577	4.7%	14.7%

Net Revenues

Net revenues for the year ended December 31, 2003 increased by approximately $28.0 million, or 8.4%, to $359.5 million compared to $331.4 million for the year ended December 31, 2002. The increase in net revenues for the year ended December 31, 2003 was attributable to the following (In thousands):

Segment	2003	2002	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$200,775	$190,524	$10,251	$12,996	$(9,545)	$6,800
Energy	158,678	140,924	17,754	–	5,323	12,431

Total	$359,453	$331,448	$28,005	$12,996	$(4,222)	$19,231

The Instrumentation and Thermal Fluid Controls Products segment accounted for 55.9% of net revenues for the year ended December 31, 2003 compared to 57.5% for the year ended December 31, 2002. The Energy Products segment accounted for 44.1% of net revenues for the year ended December 31, 2003 compared to 42.5% for the year ended December 31, 2002.

Instrumentation and Thermal Fluid Controls Products revenues increased $10.3 million, or 5.4%, for the year ended December 31, 2003. The increase in revenues was the net result of several factors. Revenues increased an incremental $13.0 million from four acquisitions, Tomco and U.S. Para Plate in October 2002 plus DQS in November 2003 and Texas Sampling in December 2003. Revenues also increased $6.8 million resulting from the strengthened Euro, translating the revenues of our European business units into higher US dollar amounts in 2003. Revenues from general industrial instrumentation markets decreased $4.4 million, primarily due to reduced sales volume caused by weak economic conditions in chemical processing, power generation, commercial aerospace, medical OEM, and other general industrial instrumentation markets. Steam and HVAC markets were also weak and contributed to lower 2003 sales by $5.1 million.

Energy Products revenues increased by $17.8 million, or 12.6%, for the year ended December 31, 2003. The increase in revenues was the net result of several factors. Revenues increased $12.4 million resulting from the strengthened Euro and Canadian dollar, translating the revenues of our Italian and Canadian business units into higher US dollar amounts in 2003. Revenues also increased approximately $10.6 million at our Italian subsidiary, Pibiviesse, as it was very successful winning and fulfilling orders for large international oil and gas projects, a majority of which were for customers in the Middle East. Revenues decreased by $5.2 million at our North American operations, principally due to reduced oil and gas drilling and production activity and the short cycle maintenance, repair and overhaul (“MRO”) business in North America, and lower sales in 2003 from customer projects in the Pacific Rim and South American regions.

Gross Profit

Gross profit increased $7.2 million, or 7.4%, to $105.5 million for the year ended December 31, 2003 compared to $98.3 million for the year ended December 31, 2002. Gross margin decreased 30 basis points to 29.4% for the year ended December 31, 2003 from 29.7% for the year ended December 31, 2002.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.9 million from 2002 and was the net result of several factors. Gross profit increased $5.6 million from the incremental contribution of the four acquisitions, Tomco, U.S. Para Plate, DQS, and TSI. Gross profit also increased $2.0 million from the foreign exchange effect of the stronger Euro in 2003. Gross profit also declined $6.7 million which was the cumulative decrease from our ongoing business units in this segment. This segment’s gross margin decreased 130 basis points to 33.5% in 2003 due to the reduced sales volume at the ongoing business units, a shift in the mix of sales to lower margin products and fewer sales into higher margin commercial aerospace, medical OEM, marine, power generation, and HVAC markets; and increased unabsorbed manufacturing costs largely due to scaling back production in conjunction with the successful efforts to lower inventory levels. This segment also nearly completed two facility closings in the fourth quarter of 2003. The Tomco Products operation was moved into our Hoke-US plant and the nearly complete move of the SSI Equipment operation into the Spence Engineering plant was finalized in February 2004. These two facility consolidations incurred extra internal spending for training, re-stocking and start-up costs which were expensed. Additional factors that decreased 2003 gross profit were increased inventory obsolescence provision on specific product lines and severe pricing competition in certain product lines.

Gross profit for the Energy Products segment increased $6.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The net gross profit increase was the net result of several factors. Gross profit increased $4.6 million on 2003’s higher sales volume for large international oil and gas projects. Gross profit also increased $3.3 million resulting from the strengthened Euro and

Canadian dollar in 2003. Gross profit decreased $1.6 million in North America caused by lower product sales volume for higher margin maintenance and repair orders, competitive price reductions and higher insurance costs, partially offset by certain manufacturing and purchased inventory cost reductions. Gross margin in this segment increased 140 basis points to 24.1% in 2003. The gross margin improvement was due to: increased international oil and gas project shipment volume and improved pricing in our overseas markets; and reduced costs of sale resulting from our foreign sourcing program. These improvements to gross margin were partially offset by increased unabsorbed manufacturing costs resulting from decreased production volume that could not be avoided in our effort to reduce our inventory levels in our North American manufacturing operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $7.0 million, or 10.4%, to $74.2 million for the year ended December 31, 2003 compared to $67.2 million for the year ended December 31, 2002. Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $6.4 million. This net increase was the result of: $3.7 million in incremental expense from our four acquisitions, Tomco, U.S. Para Plate, DQS and TSI; a $1.3 million increase due to changes in foreign exchange rates; and $1.4 million increase from higher variable compensation costs, legal fees, and adjustments to the local statutory financial statements of two European subsidiaries.

Selling, general and administrative expenses for the Energy Products segment increased $0.9 million, net of a $1.4 million increase from stronger foreign exchange rates changes offset by $0.5 million lower expenses predominately in our North American operations which have been aggressively reducing their cost structures.

Corporate general and administrative expenses decreased $0.3 million in 2003 from 2002. The decrease in 2003 was the net result of lower fringe benefit and corporate development expenses partially offset by higher variable compensation and professional fees.

Special Charges

Special charges in 2003 totaled $1.4 million compared to $0.7 million in 2002. These charges were associated with the closure, consolidation and reorganization of certain of our North American manufacturing operations. Special charges were expensed in the periods incurred.

The Instrumentation and Thermal Fluid Controls Products segment had approximately $0.9 million of special charges in 2003 and none in 2002. During the fourth quarter of 2003, this segment closed its Tomco manufacturing facility in Painesville, Ohio and consolidated its operation into our existing Hoke manufacturing plant in Spartanburg, South Carolina. Also during the fourth quarter of 2003, this segment nearly completed the consolidation of its SSI Equipment operation from Burlington, Ontario, Canada into its Spence Engineering plant in Walden, New York. The 2003 special charges related to this consolidation consisted of $0.3 million of severance costs, for the 99 employees that were affected, and $0.6 million of exit costs. The Energy Products segment recorded special charges of $0.5 million in 2003 and $0.7 million in 2002. Its 2003 charges were for $0.2 million of accrued severance for the announced transfer of the manufacturing capability at its KF Industries Canada operations affecting 17 employees, and the resulting consolidation into a U.S. plant, plus the approximately $0.4 million write down to market value of an unused U.S. warehouse now held for sale. Its 2002 special charges consisted of approximately $0.3 million of manufacturing equipment write-offs, $0.2 million of severance costs for 16 employees and $0.2 million of exit costs principally related to two North American leased facilities that were closed.

Operating Income

The change in operating income for the year ended December 31, 2003 compared to the year ended December 31, 2002 was as follows (In thousands):

Segment	2003	2002	Total Change	Acquisitions	Operations	Foreign Exchange
Instrumentation & Thermal Fluid Controls	$22,218	$28,614	$(6,396)	$1,893	$(8,332)	$43
Energy	15,151	9,480	5,671	–	3,866	1,805
Corporate	(7,382)	(7,720)	338	–	338	–

Total	$29,987	$30,374	$(387)	$1,893	$(4,128)	$1,848

Operating income for the year ended December 31, 2003 was $30.0 million, a decrease of $0.4 million or 1.3% from $30.4 million for the year ended December 31, 2002.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $6.4 million, or 22.4%, from 2002. This decrease was primarily attributable to: lower sales of product into general industrial, aerospace, marine, medical OEM, HVAC, and power generation markets; a shift in the mix of sales to lower margin products; severe pricing competition in certain product lines; charges for two European subsidiaries to properly adjust their local statutory financial statements; increased inventory obsolescence provisions; a rise in legal, insurance and pension expense; charges to consolidate two facilities; and increased unabsorbed manufacturing costs. Increases to operating income came from incremental contributions from the acquisitions of Tomco and U.S. Para Plate, and the favorable effect of foreign currency exchange rate changes.

Operating income for the Energy Products segment increased $5.7 million, or 59.8%, for the year ended December 31, 2003, primarily due to increased product shipments and pricing for large, international oil and gas projects in our overseas businesses; favorable effect of foreign currency exchange rate changes; and reduced costs of revenues resulting from the international sourcing program. These gains were partially offset by lower North American manufacturing production volume resulting in unabsorbed manufacturing costs. Corporate spending in 2003 was lower by $0.3 million compared to 2002, primarily due to lower fringe benefit and corporate development expenses, which also contributed to the improved operating income.

Interest Expense, net

Interest expense, net decreased $1.6 million to $5.2 million for the year ended December 31, 2003 compared to $6.7 million for the year ended December 31, 2002. The decrease is primarily related to the lower outstanding balance of our senior unsecured notes in 2003, reduced costs associated with the amendment of our unsecured revolving credit facility and the lower current year interest rates associated with our $12.3 million of outstanding industrial revenue bonds. Interest income decreased $0.2 million to $0.8 million for the year ended December 31, 2003 compared to $1.0 million for 2002. This decrease is the result of lower average levels of cash on hand during the current year, due to fourth quarter 2002 acquisitions of Tomco and U.S. Para Plate and the fourth quarter 2003 acquisitions of DQS and TSI. Additionally, the 2003 year lower interest rate environment reduced the returns on invested cash.

Provision for Taxes

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

Net Income

Net income increased $2.3 million, or 14.7%, to $17.9 million for the year ended December 31, 2003 compared to $15.6 million for the year ended December 31, 2002. This net increase is primarily attributable to: the effect of favorable foreign exchange rate gains; incremental income generated by our Energy segment, and Tomco and U.S. Para Plate acquired in the fourth quarter of 2002; lower net interest expense; and the income tax benefits; partially offset by reduced gross profit and gross margins due to lower sales in certain markets and unabsorbed manufacturing costs.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. We continue to generate cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2004	2003
Cash flow provided by (used in):
Operating activities	$29,249	$58,646
Investing activities	(10,107)	(20,981)
Financing activities	(19,536)	(19,517)
Effect of exchange rates on cash balances	845	1,672

Increase in cash and cash equivalents	$451	$19,820

During the twelve months ended December 31, 2004, we generated $29.2 million in cash flow from operating activities which was significantly lower than 2003 primarily due to a significant inventory reduction of $19.8 million in 2003 compared to a use of cash in 2004. The $10.1 million used by investing activities included $14.1 million used for acquisitions, including Mallard for $12.6 million and $1.5 million released from restricted escrow for prior year acquisitions, $5.3 million used for the purchase of capital equipment offset by $4.0 million of proceeds from the sales of the Tomco Products facility in Ohio, the SSI facility in Canada, and an Energy Products warehouse in Houston, Texas that had been held for sale. We used $19.5 million of cash in financing activities that included: a net $18.5 million payment of debt balances and another $2.3 million used to pay dividends to shareholders offset by $1.2 million of proceeds from the exercise of stock options.

The ratio of current assets to current liabilities as of December 31, 2004 was 2.8:1 consistent with the 2.9:1 ratio at December 31, 2003. Cash and cash equivalents were $58.7 million as of December 31, 2004 compared to $58.2 million as of December 31, 2003. Total debt as a percentage of total equity was 14.6% as of December 31, 2004 compared to 22.2% as of December 31, 2003.

As of December 31, 2004 we had $4.2 million of investments designated as available for sale and readily convertible to cash should the need for additional working capital arise.

As of December 31, 2004 and December 31, 2003, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of December 31, 2004 and December 31, 2003, we had no amounts outstanding under our revolving credit facility.

Regarding 2005 investing activities, we paid $36.0 million cash for all the stock of Loud in January 2005. We used $34.0 million of our cash and equivalents and borrowed $2.0 million from our revolving credit facility that was repaid in February 2005. Our 2005 budget for capital expenditures is approximately $17.0 million and we expect to fund these capital expenditures from existing cash and by ongoing operations. Approximately $8.0 million of that capital expenditure total is for new products, cost savings and equipment upgrades. We estimate another $9 million dollars to be used to purchase two new facilities, one in Europe to co-locate the consolidation of smaller Instrumentation and Thermal Fluid Controls Products facilities, and a new plant in China, to replace the current, smaller Suzhou KF Valves facility operated by our Energy Products segment. For the new plant in China, we expect to receive Chinese government relocation benefits of approximately $2.6 million to aid in the relocation of our current leased facility to a new, larger site. Apart from capital expenditures, we announced in December 2004 an agreement to purchase the 40% ownership that we did not own in our Chinese joint venture, Suzhou KF Valves. In that agreement, we agreed to pay a total of $6.8 million for this remaining interest and expect to pay this sum in three milestone payments during 2005. Completion of this transaction is subject to the approval of Chinese authorities and we expect that approval should be obtained by the end of the second quarter of 2005.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2004 and December 31, 2003. In October 2002, 2003, and 2004 we made the first, second and third of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $30.0 million as of December 31, 2004.

We have generated net income and positive cash flow from operating activities since the company was formed in October 1999. Over the next 24 months, we expect to generate cash from operating activities that should be sufficient to service operations, capital expenditure needs, scheduled debt payments, and our current dividend practice of paying $0.15 per share annually. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. We continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our unused $75.0 million revolving line of credit. We expect a larger acquisition would require additional borrowings and, or, the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2004 that affect our liquidity (In thousands):

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:
Notes payable	$51	$51	$–	$–	$–
Current portion of long-term debt	15,000	15,000	–	–	–

Total short-term borrowings	15,051	15,051	–	–	–

Long-term debt, less current portion	27,829	–	22,959	–	4,870
Interest payments on debt	4,797	2,495	1,313	164	825
Operating leases	17,493	4,705	7,105	5,279	404

Total contractual cash obligations	$65,170	$22,251	$31,377	$5,443	$6,099

Other Commercial Commitments:
U.S. standby letters of credit	$3,671	$3,419	$252	$–	$–
International standby letters of credit	7,936	5,028	1,776	1,132	–
Commercial contract commitments	50,052	47,461	1,868	125	598

Total commercial commitments	$61,659	$55,908	$3,896	$1,257	$598

The most significant of our contractual cash obligations at December 31, 2004 related to our unsecured 8.23% senior notes totaling $30.0 million. We have two annual principal payments remaining of $15.0 million each, payable on October 19, 2005, and 2006. The interest on these unsecured 8.23% senior notes, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2005 and 2019 and interest rates ranging between 1.60% and 6.25% have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments includes approximately $48.3 million of commitments related to open purchase orders. All but approximately $1.5 million of these open purchase orders are not expected to extend beyond 2005. As of December 31, 2004 we did not have any open purchase order commitments that extend beyond 2006.

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively, and we expect that the amount of annual plan contributions for 2005 and forward may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Shared Base Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for Circor’s interim and annual periods beginning after June 15, 2005. FASB 123 (R) did not impact our financial position or results of operations as of December 31, 2004, however, our financial position and results of operations will be impacted in periods subsequent to June 30, 2005. See Note 11 to the consolidated financial statements for further information.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”, which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, Accounting for Nonmonetary Transactions. FASB Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to impact our financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, to amend the guidance in Chapter 4”. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to impact our financial position or results of operations.

Certain Risk Factors That May Affect Future Results

Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur:

Some of our end-markets are cyclical, which may cause us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning, or HVAC, maritime, pharmaceutical, and medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset.

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

Terrorist attacks have negatively impacted general economic, market and political conditions. In particular, terrorist attacks, compounded with changes in the national economy, have resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions appear to be improving, additional terrorist acts or acts of war (wherever located around the world) could cause damage or disruption to our business, our facilities, our joint-venture partner or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current tensions in Iraq and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are not insured for losses and interruptions caused by terrorist acts and acts of war for our aviation products.

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

We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. Failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of qualified engineers, which could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses.

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

If we can not pass on higher raw material or manufacturing costs to our customers, we may become less profitable.

One of the ways we attempt to manage the risk of higher raw material and manufacturing costs is to increase selling prices to our customers. The markets we serve are extremely competitive and customers may not accept price increases or may look to alternative suppliers which may negatively impact our profitability and revenues.

If our suppliers can not provide us with adequate quantities of materials to meet our customers demands on a timely basis or if the quality of the materials provided does not meet our standards we may lose customers or experience lower profitability.

Some of our customer contracts require us to compensate them if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. During the second and third quarters of 2004 we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the sudden closure of one large European casting supplier, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. These items negatively impacted our operating and net income by approximately 50 basis points in the second quarter of 2004 and to a lesser degree in the third quarter of 2004. We have taken steps to remediate these lower supplier performance issues and expect the diminished impact on profitability to be alleviated by the end of 2004. A continuation of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

The costs of complying with existing or future governmental regulations on importing and exporting practices and of curing any violations of these regulations, could increase our expenses, reduce our revenues or reduce our profitability.

We are subject to a variety of laws and international trade practices including regulations issued by the United States Bureau of Customs and Border Protection, the Bureau of Export Administration, the Department of State, the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to and increase the cost of obtaining products from foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with this annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Although we intend to conduct a rigorous review of our internal controls over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley act of 2002, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or additional material weaknesses in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit and a diversion of management attention. In addition, if our internal controls over financial reporting are not considered adequate either by management in its self assessment or by our independent registered public accounting firm in their audit, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In general, any components containing asbestos formerly used in our products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and maintenance. As such, we have no basis on which to conclude that these cases will have a material adverse effect on our financial condition, results of operations or cash flow. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

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

Our senior note purchase agreement, dated October 19, 1999, and our revolving credit facility agreement, dated October 19, 1999, and most recently amended and effective on January 13, 2005, govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

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

In addition, the stock market as a whole has in the past experienced price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

Interest Rate Sensitivity Risk

As of December 31, 2004, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2004. Based upon expected levels of borrowings under our credit facility in 2005 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when the contracts expire, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2004, we had $0.3 million of forward contracts to buy foreign currencies. There were no unrealized gains attributable to foreign currency forward contracts at December 31, 2004 and 2003. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Supplier and Customer Price Risk

The primary raw materials used in our production processes are stainless steel, carbon steel, cast iron and brass. We purchase these materials from numerous suppliers nationally and internationally, and we have not historically experienced significant difficulties in obtaining these commodities in quantities sufficient for our operations. However, these commodities are subject to price fluctuations that affect our results of operations. We manage this risk by: offsetting increases in commodity prices with increased customer sales prices, active materials management, product engineering programs and through the diversity of materials used in our production process. During 2004 we experienced rising raw material prices that negatively impacted our second quarter margins by approximately 100 and 75 basis points in the Instrumentation and Thermal Fluid Control Products and Energy Products segments, respectively. During the second and third quarters of 2004 we increased our selling prices in many of our product lines which has helped to offset the continually rising raw material prices and mitigated the negative impact on our third quarter margins by approximately 50 basis points. However, if we are unable to fully offset previous and any future escalations of our raw material costs our operating and net income would be negatively impacted in future periods.

Item 8.    Financial Statements and Supplementary Data

CIRCOR INTERNATIONAL, INC

Item 9.    Ch anges in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

As of the date of filing this Form 10-K we are in the process of conducting an evaluation of our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report of the effectiveness of our internal control over financial reporting and for our independent auditor to attest to this report. Circor International, Inc. is eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file this report and the auditors’ report. We have elected to utilize this 45 day extension, and therefore, this Form 10-K does not include these reports. We anticipate completing this process and filing these reports in an amended Form 10-K, which we intend to file in April 2005.

Although our evaluation of internal controls over financial reporting has not yet been completed, we have identified deficiencies, including one material weakness, which have been or are being remediated. This material weakness, identified at one of our business units as part of the annual audit, related to a control deficiency regarding the review of shipping terms to ensure the proper recognition of revenue. Specifically our review control failed to detect an error in order processing regarding shipping terms for certain customers. This material weakness is in the process of being remediated and an adjustment has been reflected in our accompanying financial statements as of December 31, 2004. This adjustment required a reduction to the business unit’s originally reported fiscal fourth quarter revenue and net income of $0.6 million and less than $0.1 million, respectively, and did not impact our cash flow or require adjustment to prior period reported amounts. Although these adjustments fall beneath our materiality thresholds, we believe that this weakness could have resulted in a larger undetected amount. There can be no assurance that as a result of our ongoing evaluation of internal control over financial reporting additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, because of the matter discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. However, we believe that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

We continue to review, revise and improve the effectiveness of our internal controls including strengthening our revenue recognition control procedure noted above. We have made no significant changes to our internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 27, 2005 is incorporated herein by reference.

Item 11. Executive Compensation

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 27, 2005 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 27, 2005 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transaction

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 27, 2005 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

This information appearing under the section “Principal Accounting Fees and Services” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 27, 2005 is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	88

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)    Exhibits

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961 (“Form 10”), filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to the Form 10,

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10.

Exhibit No.	Description and Location
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

4.2

Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.2 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003.

9	Voting Trust Agreements:

9.1

The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Form 10, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10	Material Contracts:

10.1

CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1 on Form 10, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

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

10.4

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule) is incorporated herein by reference to Exhibit 10.4 on Form 10-12B/A, File No. 000 – 26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10.5

Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 on Form 10-12B/A, File No. 000 – 26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10.6

CIRCOR International, Inc. Management Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 on Form 10-12B/A, File No. 000 – 26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

Exhibit No.	Description and Location

10.7

Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan is incorporated herein by reference to Exhibit 10.7 on Form 10-12B/A, File No. 000 – 26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10.8

Trust Indenture from Village of Walden Industrial Development Agency to The First National Bank of Boston, as Trustee, dated June 1, 1994 is incorporated herein by reference to Exhibit 10.14 on Form 10-K, File No. 000 – 14787, filed with the Securities and Exchange Commission on September 26, 1994.

10.9

Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc. dated July 1, 1994 is incorporated herein by reference to Exhibit 10.15 on Form 10-K, File No. 000 – 14787, filed with the Securities and Exchange Commission on September 26, 1994.

10.10

Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994 is incorporated herein by reference to Exhibit 10.17 on Form 10-K, File No. 000 – 14787, filed with the Securities and Exchange Commission on September 26, 1994.

10.11

Form of Indemnification Agreement between CIRCOR International, Inc. and its Officers and Directors dated November 6, 2002 is incorporated herein by reference to Exhibit 10.12 on Form 10-K, File No. 001 – 14962, filed with the Securities and Exchange Commission on March 12, 2003.

10.12

Executive Employment Agreement, as amended and restated, between CIRCOR, Inc. and David A. Bloss, Sr., dated as of October 23, 2002 is incorporated herein by reference to Exhibit 10.13 on Form 10-K, File No. 001 – 14962, filed with the Securities and Exchange Commission on March 12, 2003.

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

Exhibit No.	Description and Location
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

10.28

Amendment No. 1 to the Credit Agreement dated as of December 22, 2000, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto is incorporated herein by reference to Exhibit 10.32 on Form 10-K File No. 0001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

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

10.30

Amendment No. 3 to the Credit Agreement, effective December 31, 2003, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto is incorporated herein by reference to Exhibit 10.30 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004.

10.31

Letter of Credit, Reimbursement and Guaranty Agreement dated as of March 3, 2004 among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider thereto is incorporated herein by reference to Exhibit 10.31 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004.

10.32

Letter of Credit, Reimbursement and Guaranty Agreement dated as of March 3, 2004 among Spence Engineering Company, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider thereto is incorporated herein by reference to Exhibit 10.32 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004.

*21	Schedule of Subsidiaries of CIRCOR International, Inc.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	See Item 15(a)(3) above.
(d)	See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

Date:	March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ KENNETH W. SMITH Kenneth W. Smith	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2005

/s/ STEPHEN J. CARRIERE Stephen J. Carriere	Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 14, 2005

/s/ JEROME D. BRADY Jerome D. Brady	Director	March 14, 2005

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	March 14, 2005

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	March 14, 2005

/s/ DAVID F. DIETZ David F. Dietz	Director	March 14, 2005

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 14, 2005

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 14, 2005

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.	$58,653	$58,202
Investments	4,155	7,840
Trade accounts receivable, less allowance for doubtful accounts of $2,549 and $2,119, respectively.	64,521	64,830
Inventories	105,150	97,278
Prepaid expenses and other current assets	2,414	4,587
Deferred income taxes	6,953	6,303
Assets held for sale	–	3,884

Total Current Assets	241,846	242,924

PROPERTY, PLANT AND EQUIPMENT, NET	59,302	61,737
OTHER ASSETS:
Goodwill	120,307	111,448
Intangibles, net	1,424	1,587
Other assets	5,539	6,167

TOTAL ASSETS	$428,418	$423,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,023	$37,635
Accrued expenses and other current liabilities	22,519	19,955
Accrued compensation and benefits	7,971	7,787
Income taxes payable	1,362	1,491
Notes payable and current portion of long-term debt	15,051	17,268

Total Current Liabilities	84,926	84,136

LONG-TERM DEBT, NET OF CURRENT PORTION	27,829	43,791
DEFERRED INCOME TAXES	6,932	6,303
OTHER NON-CURRENT LIABILITIES	10,646	9,820
MINORITY INTEREST	4,650	4,653
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,430,305 and 15,302,127 issued and outstanding at December 31, 2004 and 2003, respectively	154	153
Additional paid-in capital	208,392	206,160
Retained earnings	64,293	54,793
Accumulated other comprehensive income	20,596	14,054

Total Shareholders’ Equity	293,435	275,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$428,418	$423,863

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenues	$381,834	$359,453	$331,448
Cost of revenues	274,265	253,941	233,163

GROSS PROFIT	107,569	105,512	98,285
Selling, general and administrative expenses	85,332	74,162	67,166
Special charges	303	1,363	745

OPERATING INCOME	21,934	29,987	30,374

Other (income) expense:
Interest income	(756)	(775)	(966)
Interest expense	4,446	5,926	7,687
Other, net	(234)	(837)	(686)

TOTAL OTHER EXPENSE	3,456	4,314	6,035

INCOME BEFORE INCOME TAXES	18,478	25,673	24,339
Provision for income taxes	6,675	7,800	8,762

NET INCOME	$11,803	$17,873	$15,577

Earnings per common share:
Basic	$0.77	$1.18	$1.04
Diluted	$0.74	$1.14	$1.00
Weighted average common shares outstanding:
Basic	15,361	15,207	15,028
Diluted	15,877	15,675	15,610
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$11,803	$17,873	$15,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,664	9,564	10,343
Amortization	192	298	307
Compensation expense of stock-based plans	650	530	258
Deferred income taxes.	(14)	1,372	3,064
Loss on write-down of property, plant and equipment	–	381	325
(Gain) loss on sale/disposal of property, plant and equipment.	704	(21)	139
Gain on the sale of assets held for sale	(149)	–	–
Gain on the sale of marketable securities	–	(64)	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	4,960	(2,586)	6,740
Inventories	(1,764)	19,754	(4,251)
Prepaid expenses and other assets	3,079	1,788	(2,425)
Accounts payable, accrued expenses and other liabilities	124	9,757	(5,020)

Net cash provided by operating activities.	29,249	58,646	25,057

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,287)	(6,823)	(4,418)
Proceeds from the disposal of property, plant and equipment	1,009	192	119
Proceeds from the sale of assets held for sale	4,038	–	–
Proceeds from the sale of investments	11,339	4,155	(56)
Purchase of investments	(7,077)	(7,857)	–
Business acquisitions, net of cash acquired	(12,591)	(9,619)	(19,964)
Purchase price adjustments on previous acquisitions	(1,538)	(1,029)	1,088
Other	–	–	(10)

Net cash used in investing activities.	(10,107)	(20,981)	(23,241)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	322	1,593	3,934
Payments of long-term debt	(18,787)	(20,097)	(24,564)
Dividends paid	(2,303)	(2,280)	(2,255)
Proceeds from the exercise of stock options	1,232	1,267	2,249

Net cash used in financing activities.	(19,536)	(19,517)	(20,636)

Effect of exchange rate changes on cash and cash equivalents	845	1,672	192

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.	451	19,820	(18,628)
Cash and cash equivalents at beginning of year	58,202	38,382	57,010

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,653	$58,202	$38,382

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$8,854	$7,683	$4,387
Interest	$4,345	$5,747	$7,240

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2001	14,862	$149	$200,559	$25,878	$(4,146)	$222,440

Net income.				15,577		15,577
Cumulative translation adjustment.					5,481	5,481
Additional minimum pension liability (net of tax benefit of $608)					(996)	(996)
Unrealized net gain-investments (net of tax of $10)					17	17

Comprehensive income.						20,079

Common stock dividends declared.				(2,255)		(2,255)
Stock options exercised	234	2	2,247			2,249
Income tax benefit from stock options			817			817
Conversion of restricted stock units	12	–	132			132
Net change in restricted stock units			197			197

BALANCE AT DECEMBER 31, 2002	15,108	151	203,952	39,200	356	243,659

Net income.				17,873		17,873
Cumulative translation adjustment.					12,719	12,719
Reversal of minimum pension liability (net of tax expense of $608)					996	996
Reversal of unrealized net gain-investments (net of tax benefit of $10)					(17)	(17)

Comprehensive income						31,571

Common stock dividends declared				(2,280)		(2,280)
Stock options exercised	132	1	1,266			1,267
Income tax benefit from stock options			332			332
Conversion of restricted stock units	62	1	403			404
Net change in restricted stock units			207			207

BALANCE AT DECEMBER 31, 2003	15,302	153	206,160	54,793	14,054	275,160

Net income.				11,803		11,803
Cumulative translation adjustment.					6,542	6,542

Comprehensive income						18,345

Common stock dividends declared				(2,303)		(2,303)
Stock options exercised	102	1	1,231			1,232
Income tax benefit from stock options			232			232
Conversion of restricted stock units	26	–	209			209
Net change in restricted stock units			560			560

BALANCE AT DECEMBER 31, 2004	15,430	$154	$208,392	$64,293	$20,596	$293,435

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas exploration, production, distribution and refining; pipeline construction and maintenance; HVAC and power; aerospace, military and commercial aircraft; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enables us to address our customers’ unique fluid-control application needs. We have two major product groups: Instrumentation and Thermal Fluid Controls Products, and Energy Products.

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendeman; Regeltechnik Kornwestheim GmbH; Société Alsacienne Regulaves Thermiques von Rohr, S.A.; Spence Engineering Company, Inc.; SSI Equipment; Texas Sampling, Inc.; DQS International and subsidiary, Dopak Inc.; Loud Engineering Co.; Tomco Products; and U.S. Para Plate Corporation.

The Energy Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Energy Products Group includes the following subsidiaries and major divisions: KF Contromatics Specialty Products; KF Industries, Inc.; Pibiviesse S.p.A.; Suzhou KF Valve Co., Ltd.; KF Telford Engineered Products; and Mallard Control Company.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to depreciation, amortization and impairment of long-lived assets, pension obligations, deferred income taxes, inventory valuations, sales returns, special charges, environmental liability, product liability and allowance for doubtful accounts. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

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

Investments

Investments consist of guaranteed investment contracts, all of which are currently designated as available for sale. As such, the carrying values of our investments are marked to market and unrealized gains and losses at the balance sheet date are recognized net of tax in other comprehensive income.

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

In the fourth quarter 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write down our inventories, the majority of which we expect to dispose of in the first half of 2005.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 13 to 40 years for buildings and improvements and 3 to 10 years for manufacturing machinery and equipment and office equipment and 3 to 5 years for computer equipment and software and motor vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

We adopted Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As a result of adopting Statement No. 142, we no longer amortize goodwill and indefinite-lived intangible assets; rather they are written-down, as needed, based upon an analysis of impairment. As required by Statement No. 142, we perform an impairment test on an annual basis as of November 1 or more frequently if circumstances warrant. The most recent impairment test was conducted in the fourth quarter of 2004 and resulted in no impairment. Intangible assets that have definitive useful lives continue to be amortized over their useful lives.

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

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2004, 2003, and 2002 were $1.4 million, $1.6 million, and $2.1 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in the selling, general and administrative expense in the Consolidated Statements of Operations. Our research and

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

development expenditures for the years ended December 31, 2004, 2003 and 2002, were $1.6 million, $2.4 million and $2.8 million, respectively.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2004			2003			2002
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$11,803	15,361	$0.77	$17,873	15,207	$1.18	$15,577	15,028	$1.04
Dilutive securities, principally Common stock options	–	516	0.03	–	468	0.04	–	582	0.04

Diluted EPS	$11,803	15,877	$0.74	$17,873	15,675	$1.14	$15,577	15,610	$1.00

Certain stock options to purchase common shares were not included in the table above because they were anti-dilutive. The options excluded from the table for the years ended December 31, 2004, 2003 and 2002 were: 148,100 options at $23.80, 5,000 options at $19.75, and 255,500 options at $16.32, respectively.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based employee compensation (In thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income	$11,803	$17,873	$15,577
Add stock-based compensation expense included in reported net income, net of tax	423	339	164
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	1,305	1,184	822

Pro forma net income as if the fair value based method had been applied to all awards	$10,921	$17,028	$14,919

Earnings per common share (as reported):
Basic	$0.77	$1.18	$1.04
Diluted	$0.74	$1.14	$1.00
Pro forma earnings per common share:
Basic	$0.71	$1.12	$0.99
Diluted	$0.69	$1.09	$0.96

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions for each of the respective years:

	December 31,
	2004	2003	2002
Risk-free interest rate	3.8%	4.0%	4.1%
Expected life (years)	7	7	7
Expected stock volatility	32.8%	44.1%	45.5%
Expected dividend yield	0.9%	1.1%	1.1%

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Shared Base Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for Circor’s interim and annual periods beginning after June 15, 2005. FASB 123 (R) did not impact our financial position or results of operations as of December 31, 2004, however, our financial position and results of operations will be impacted in periods subsequent to June 30, 2005.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”, which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, Accounting for Nonmonetary Transactions. FASB Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to impact our financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, to amend the guidance in Chapter 4”. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to impact our financial position or results of operations.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

awarded us the rights to the recovery of certain previously paid income taxes. During December 2003, we further reduced recorded goodwill by $0.4 million upon receiving notification of acceptance of a claim for the recovery of additional previously paid income taxes. This recovery, also due us in accordance with the arbitration agreement, was received during January 2004.

In October 2002, we purchased Tomco Products, Inc. and U.S. Para Plate Corporation for an aggregate of $17.6 million in cash. We assumed $0.7 million in long-term debt, received $2.5 million in cash, and $4.0 million in investments at fair market value in connection with these transactions. The $9.5 million excess of the original purchase price over the combined fair value of the net identifiable assets was recorded as goodwill. We also deposited an additional $2.3 million into separate escrow accounts for the benefit of the sellers subject to any such claims by us as are allowed in accordance with the purchase agreements. Any funds remaining in the escrow account at the conclusion of the contingency periods will be distributed to the sellers and accounted for as additional purchase price. Tomco, located in Painesville, Ohio, manufactures a full line of quick connect and disconnect couplers for general purpose industrial applications and for use in more sophisticated instrumentation markets. U.S. Para Plate, located in Auburn, California, develops and produces high-pressure valves and regulators for industrial, aerospace and military applications. We financed both of these acquisitions through our available cash flow. During October 2003 and May 2004, we increased the recorded goodwill for Tomco by $1.0 million in each period. During November 2004 we increased the recorded goodwill for US Para Plate by $0.3 million. These increases to goodwill were recorded upon the release to the former selling shareholders of funds previously held in escrow. We recorded $11.8 million of goodwill for Tomco and U.S. Para Plate as of December 31, 2004 of which $10.5 million related to Tomco is expected to be deductible for tax purposes.

On November 14, 2003, we acquired DQS International B.V. (“DQS”), headquartered in Rotterdam, the Netherlands, for $6.0 million in cash and the assumption of $0.8 million of net debt. We also deposited an additional $0.6 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. During July 2004, we increased the recorded goodwill by $0.3 million upon the release to the former selling shareholders of funds previously held in escrow. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as an additional purchase price. The $4.4 million excess of the purchase price over the fair value of the net identifiable assets is recorded as goodwill.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Both DQS and TSI manufacture and distribute a product line of analytical sampling systems to process manufacturers. The DQS and TSI product lines have well established brand recognition and are well known within the industry. We financed both of these acquisitions from available cash balances and we accounted for these transactions as purchase business combinations.

On April 30, 2004, we acquired Mallard Control Company (“Mallard”), located in Beaumont, Texas, for $9.7 million in cash plus the assumption of $4.3 million of debt, that we paid off at closing. As of December 31, 2004, we maintained $1.3 million of cash in a separate escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreements. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as additional purchase price. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Mallard is being operated within our Energy Products segment. The $6.3 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill.

In December 2004 we entered into an agreement with our joint venture partner to acquire the remaining 40% interest in Suzhou KF Valve for approximately $6.8 million. Completion of this transaction is subject to the approval of Chinese authorities and we expect that approval should be obtained by the end of the second quarter of 2005.

See Note 21 to the consolidated financial statements for information concerning subsequent acquisition.

The following table reflects unaudited pro forma consolidated results on the basis that Mallard, TSI, DQS, Tomco, and U.S. Para Plate acquisitions took place and were recorded at the beginning of each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net revenue	$385,987	$379,578	$360,398
Net income	$11,971	$18,516	$17,885
Earnings per share: basic	$0.78	$1.22	$1.19
Earnings per share: diluted	$0.76	$1.18	$1.46

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2004, 2003 and 2002 (In thousands):

	Year Ended December 31,
	2004	2003	2002
Reconciliation of net cash paid:
Fair value of assets acquired	$14,707	$13,530	$24,960
Purchase price adjustment	1,538	1,029	(1,088)
Less: liabilities assumed	2,116	3,141	2,377

Cash paid	14,129	11,418	21,495
Less: cash acquired	–	770	2,619

Net cash paid for acquired businesses	$14,129	$10,648	$18,876

Determination of goodwill:
Cash paid, net of cash acquired	$14,129	$10,648	$18,876
Liabilities assumed	2,116	3,141	2,377
Less: fair value of tangible assets acquired, net of cash acquired	8,404	5,335	11,780

Goodwill	$7,841	$8,454	$9,473

(4)    Investments

All investments are designated as available for sale. Investments at December 31, 2004 and 2003 are as follows (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,155	$–	$–	$4,155

December 31, 2003:
Guaranteed investment contracts maturing in various periods to December 2004 at rate of 2.50% to 3.00%	$7,840	$–	$–	$7,840

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2004	2003
Raw materials	$43,130	$38,120
Work in process	33,221	27,991
Finished goods	28,799	31,167

	$105,150	$97,278

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2004	2003
Land	$6,546	$6,324
Buildings and improvements	34,315	32,411
Manufacturing machinery and equipment	96,376	103,729
Computer equipment and software	11,842	11,293
Office equipment and motor vehicles	8,704	9,429
Construction in progress	1,087	502

	158,870	163,688
Accumulated depreciation	(99,568)	(101,951)

	$59,302	$61,737

(7)    Goodwill and Other Intangible Assets

In accordance with Statement No. 142, we completed a transitional goodwill impairment evaluation by comparing the fair value of our reporting units as of January 1, 2002 to their carrying values and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed. We completed our annual goodwill impairment valuation as of November 1, 2004 during the fourth quarter of 2004, and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed for the annual evaluation as well.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2003 and December 31, 2004 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2003	$98,956	$12,492	$111,448
Business acquisitions (see Note 3)	–	6,303	6,303
Purchase price adjustment of previous acquisitions (see Note 3)	1,538	–	1,538
Currency translation adjustments	797	221	1,018

Goodwill as of December 31, 2004	$101,291	$19,016	$120,307

In accordance with Statement No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002.

The table below presents gross intangible assets and the related accumulated amortization as of December 31, 2004 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(4,966)
Trademarks and trade names	502	(138)
Land use rights	1,181	(325)
Other	88	(58)

Total	$6,911	$(5,487)

Net carrying value of intangible assets	$1,424

The table below presents estimated amortization expense for intangible assets recorded as of December 31, 2004 (In thousands):

	2005	2006	2007	2008	2009	After 2009
Estimated amortization expense	$153	$116	$64	$64	$61	$966

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2004	2003
Deferred income tax liabilities:
Excess tax over book depreciation	$7,165	$7,451
Inventory	2,050	2,050
Goodwill	3,033	1,866
Other	870	249

Total deferred income tax liabilities	13,118	11,616

Deferred income tax assets:
Accrued expenses	5,522	5,272
Inventory	5,676	4,068
Net operating loss and credit carry-forward	1,692	1,700
Cost basis differences in intangible assets	575	939
Other	624	437

Total deferred income tax assets	14,089	12,416
Valuation allowance	950	800

Deferred income tax asset, net of valuation allowance	13,139	11,616

Deferred income tax asset, net	$21	$–

The above components of deferred income taxes are classified in the consolidated balance sheets as follows: (In thousands)
Net current deferred income tax asset	$6,953	$6,303
Net non-current deferred income tax liability	(6,932)	(6,303)

Deferred income tax asset, net	$21	$–

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$4,015	$13,401	$15,516
Foreign	14,463	12,272	8,823

	$18,478	$25,673	$24,339

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision for income taxes (benefit) consists of the following (In thousands):

	Year Ended December 31,
	2004	2003	2002
Current tax expense:
Federal	$579	$2,188	$1,714
Foreign	5,654	4,044	3,604
State	456	196	380

	6,689	6,428	5,698

Deferred tax expense (benefit):
Federal	348	953	3,334
Foreign	(169)	284	(572)
State	(193)	135	302

	(14)	1,372	3,064

	$6,675	$7,800	$8,762

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2004	2003	2002
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	0.8	1.8
Foreign tax rate differential	5.5	(0.1)	0.6
Extraterritorial income exclusion (formerly FSC)	(3.0)	(2.9)	(2.2)
Research and experimental credit	(1.0)	(2.2)	–
Other, net	(1.3)	(0.2)	0.8

Effective Tax Rate	36.1%	30.4%	36.0%

At December 31, 2004, we had foreign net operating loss carry forwards of $0.2 million. The loss can be carried forward for four years and if not used will expire in 2007. We also had foreign tax credits of $0.6 million, state net operating losses of $3.7 million and state tax credits of $1.0 million. The foreign tax credits if not utilized will expire in 2010 through 2014. The state net operating losses and state tax credits if not utilized will expire 2014 through 2022. We had a valuation allowance of $0.9 million and $0.8 million as of December 31, 2004 and 2003, respectively, against the state operating losses and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Undistributed earnings of our foreign subsidiaries amounted to $30.1 million at December 31, 2004 and $21.3 million at December 31, 2003. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $1.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2004.

In anticipation of funding part of our acquisition of Loud in January 2005, we decided to repatriate $12.4 million of foreign earnings in January 2005. We recorded a $0.6 million deferred income tax liability in 2004 for the related withholding taxes that will be paid in 2005. The remaining undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2004	2003
Customer deposits	$5,734	$3,923
Commissions and sales incentives payable	4,513	3,646
Professional fees	2,085	778
Insurance	2,064	1,700
Other	8,123	9,908

	$22,519	$19,955

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2004	2003
Senior unsecured notes, annual principal payments of $15.0 million through October 19, 2006, at a fixed interest rate of 8.23%	$30,000	$45,000
Industrial revenue bonds, maturing in December 2006 and August 2019, at variable interest rates of 1.00% and 2.10% at December 31, 2004, and 1.25% and 1.36% at December 31, 2003	12,260	12,260
Capital lease obligations	75	122
Other borrowings, at varying interest rates ranging from 5.0% to 6.25% in 2004 and 1.62% to 8.5% in 2003	545	3,677

Total long-term debt	42,880	61,059
Less: current portion	15,051	17,268

Total long-term debt, less current portion	$27,829	$43,791

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

At December 31, 2004 and 2003, we had $75.0 million available from the unsecured revolving credit facility to support our acquisition program, working capital requirements, and for general corporate purposes.

On October 19, 1999, we issued $75.0 million of unsecured notes that mature through annual principal payments from October 2002 – 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by, and advances from, Watts and the outstanding balance under a then existing term loan agreement. Beginning on October 19, 2002, we commenced making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which mature in October 2006.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We completed an amendment to our revolving line of credit agreement, effective December 31, 2003, that permits foreign subsidiaries to invest their excess cash in high quality securities backed by well capitalized institutions in their respective countries rather than requiring such excess cash to be brought back to the U.S. for investment. We were in compliance with all covenants related to our existing debt obligations at December 31, 2004 and 2003. We expect to be in compliance with all covenants related to our debt obligations through 2005. See Note 21 to the consolidated financial statements for information on subsequent amendments made to the credit agreements.

At December 31, 2004, minimum principal payments required during each of the next five years are as follows (In thousands):

	2005	2006	2007	2008	2009	After 2009
Minimum principal payments	$15,051	$22,741	$215	–	–	$4,873

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

During the quarter ended March 31, 2004, we began granting restricted stock units in lieu of a portion of employee stock option awards. We account for these 40,100 RSUs by expensing the weighted average fair value of $23.74 per unit to selling, general and administrative expenses ratably over the three-year vesting period.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 52,948, 20,130 and 58,611 restricted stock units with per unit fair values of $7.84, $4.95 and $6.27 were granted during the years ended December 31, 2004, 2003, and 2002, respectively.

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the CIRCOR replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2004, there were 211,354 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units and SARs for the years ended December 31, 2004, 2003, and 2002 was $0.7 million, $0.5 million and $0.3 million, respectively.

As required under FASB Statement 123 (R), beginning in periods subsequent to June 2005 we will be expensing the fair value of all of our stock options.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of all options granted to employees and non-employee directors at December 31, 2004, 2003, and 2002 and changes during the years then ended is presented in the table below (Options in thousands):

	December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,335	$12.24	1,498	$12.02	1,417	$11.14
Granted	118	23.74	15	15.42	339	13.90
Exercised	(102)	12.06	(132)	9.59	(234)	9.58
Canceled	(78)	12.96	(46)	13.69	(24)	9.95

Options outstanding at end of period	1,273	$13.28	1,335	$12.24	1,498	$12.02

Options exercisable at end of period	819	$11.65	738	$11.51	644	$10.75
Weighted average fair value of options granted		$8.98		$7.18		$6.69

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options (thousands)	Weighted Average Exercise Price
$ 7.17 – $ 9.55	264	4.6	$7.95	214	$8.06
9.56 – 11.95	249	3.7	10.82	248	10.83
11.96 – 14.34	431	6.5	13.66	248	13.51
14.35 – 16.73	211	6.8	16.32	108	16.32
19.12 – 21.51	7	8.8	19.72	1	19.75
21.52 – 23.90	111	9.0	23.80	–	–

$ 7.17 – $23.90	1,273	5.8	$13.28	819	$11.65

(12)    Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31, 2004 and 2003 consisted of only accumulated translation adjustments of $20.6 and $14.1 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(13)    Employee Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. The annual measurement date for both of our plans is September 30th.

During 2004, we made $2.3 million in cash contributions to our qualified defined benefit pension plan. In 2005, we expect voluntary cash contributions to our qualified defined benefit pension plan to be from $1.0 million to $3.0 million, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2004	2003	2002
Components of net benefit expense:
Service cost-benefits earned	$2,322	$1,822	$1,396
Interest cost on benefits obligation	1,315	983	811
Net loss/(gain) amortization	286	265	–
Transition obligation (asset) amortization	(8)	(32)	(64)
Prior service cost amortization	98	98	98
Estimated return on assets	(1,541)	(968)	(714)

Net periodic cost of defined benefits plans	2,472	2,168	1,527
Cost of 401(k) plan company match contributions	326	282	335

Net benefit plans expense	$2,798	$2,450	$1,862

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2004	2003	2002
Net periodic benefit cost:
Discount rate	6.00%	6.75%	7.50%
Expected return on plan assets	8.75%	8.75%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit obligations:
Discount rate	5.80%	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows (In thousands):

	December 31,
	2004	2003
Change in projected benefit obligation:
Balance at beginning of year	$22,093	$17,321
Service cost	2,322	1,822
Interest cost	1,315	983
Actuarial loss	99	2,461
Benefits paid	(390)	(216)
Administrative expenses	(170)	(221)
Liabilities acquired or adjusted	–	(57)

Balance at end of year	$25,269	$22,093

Change in fair value of plan assets:
Balance at beginning of year	$17,424	$12,496
Actual return on assets	2,194	2,033
Benefits paid	(390)	(216)
Administrative expenses	(170)	(221)
Assets acquired or adjusted	–	332
Employer contributions	2,300	3,000

Fair value of plan assets at end of year	$21,358	$17,424

Funded status:
Plan assets more / (less) than projected benefit obligation	$(3,912)	$(4,669)
Unrecognized transition asset	(31)	(40)
Unrecognized prior service cost	661	759
Unrecognized actuarial loss	4,469	5,308

Net prepaid benefit cost	$1,187	$1,358

Funded pension plan accumulated benefit obligation (“ABO”)	$20,676	$17,341
Unfunded pension plan ABO	1,248	1,007

Aggregate ABO	$21,924	$18,347

Plan assets for funded pension plan	$21,358	$17,424

At December 31, 2004, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2005	2006	2007	2008	2009	2010–2014
Expected benefit payments	$439	$528	$622	711	840	$6,894

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The plan assets were held in the following accounts at year-end, expressed as a percent of total assets:

	2004	2003
Equity securities	70%	72.5%
Debt securities	30%	27.5%
Cash	–	–

	100.0%	100.0%

Our investment objectives for the portfolio of the Plan assets are to match, as closely as possible, the return of a composite benchmark comprised of: 40% of the Russell 1000 Index; 15% of the Russell 1000 Index; 15% of the Morgan Stanley Capital International EAFE Index; and 30% of the Lehman Brothers Aggregate Bond Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Rebalancing among asset classes will occur on an annual basis to ensure that the targeted asset allocations are maintained.

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California,

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Connecticut, Georgia, Maryland, Michigan, Mississippi, Montana, New Jersey, New York, Rhode Island, Texas, Utah, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, due to certain gaps in historical insurance coverage, Leslie had been responsible for in excess of 40% of the defense costs associated with asbestos actions. However, during 2003 we discovered evidence of additional policy coverage. As a result, during the first quarter of 2004 we negotiated a revised cost sharing understanding with Leslie’s insurers which results in a lowering of Leslie’s responsibility to 29% of defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.6 million at December 31, 2004. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from December 31, 2004.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2004 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$8,446
Greater than 12 months	3,161

Total	$11,607

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2004.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and, therefore, have no liabilities recorded from the agreement as of December 31, 2004.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2004.

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

The following table sets forth information related to our product warranty reserves for the twelve months ended and as of December 31, 2004 (In thousands):

Balance at December 31, 2003	$1,771
Provisions	1,365
Claims settled	(1,263)
Acquired liability	33
Currency translation adjustments	(42)

Balance at December 31, 2004	$1,864

(16)     Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are marked to market at the balance sheet date. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is approximately $31.4 million as of December 31, 2004. The fair value of our variable rate debt approximates its carrying value.

In the normal course of our business, we manage risk associated with foreign exchange rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the year ended December 31, 2004 and 2003. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no net unrealized gains attributable to foreign currency forward contracts at December 31, 2004 and 2003. As of December 31, 2004, we had one forward contract to buy currencies with a face value of $0.3 million.

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $4.7 million, $4.4 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2004 were (In thousands):

	2005	2006	2007	2008	2009	After 2009
Minimum lease commitments	$4,706	$3,915	$3,190	$2,958	$2,320	$405

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(17)     Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2004
Net revenues	$218,656	$163,178	$–	$381,834
Inter-segment revenues	417	–	(417)	–
Operating income (loss)	23,971	8,793	(10,830)	21,934
Interest income				(756)
Interest expense				4,446
Other income, net				(234)
Income before income taxes				18,478
Identifiable assets	307,105	179,172	(57,859)	428,418
Capital expenditures	2,614	2,510	163	5,287
Depreciation and amortization	5,551	4,107	198	9,856

Year Ended December 31, 2003
Net revenues	$200,775	$158,678	$–	$359,453
Inter-segment revenues	1,036	451	(1,487)	–
Operating income (loss)	22,218	15,151	(7,382)	29,987
Interest income				(775)
Interest expense				5,926
Other income, net				(837)
Income before income taxes				25,673
Identifiable assets	278,172	171,398	(25,707)	423,863
Capital expenditures	2,750	3,951	122	6,823
Depreciation and amortization	5,430	4,111	321	9,862

Year Ended December 31, 2002
Net revenues	$190,524	$140,924	$–	$331,448
Inter-segment revenues	1,458	68	(1,526)	–
Operating income (loss)	28,614	9,480	(7,720)	30,374
Interest income				(966)
Interest expense				7,687
Other income, net				(686)
Income before income taxes				24,339
Identifiable assets	390,067	165,291	(164,624)	390,734
Capital expenditures	2,134	2,097	187	4,418
Depreciation and amortization	6,057	4,246	347	10,650

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note 1 for further discussion of the products included in each segment.

In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level for the benefit of other reporting segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

Corporate Adjustments amounts are reported on a net “after allocations” basis. Inter-segment intercompany transactions affecting net operating profit have been eliminated within the respective operating segments.

The operating income (loss) reported in the Corporate Adjustment column of the Segment Information footnote disclosures consists primarily of the following corporate expenses: compensation and fringe costs for executive management and other corporate staff; corporate development costs (relating to mergers & acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for of each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $39.0 million, $41.8 million, and $30.9 million for the periods ended December 31, 2004, 2003 and 2002, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant.

Net revenues by geographic area (In thousands)	Year Ended December 31,
	2004	2003	2002
United States	$194,295	$185,690	$182,058
Canada	31,203	30,150	25,857
Germany	23,483	20,104	17,220
France	11,320	9,061	10,649
Netherlands	12,104	11,304	11,928
Other	109,429	103,144	83,736

Total revenues	$381,834	$359,453	$331,448

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31,
Long-lived assets by geographic area (In thousands)	2004	2003
United States	$38,032	$38,763
Germany	9,074	8,720
France	1,286	1,319
Italy	3,596	3,528
Canada	783	2,575
Other	6,531	6,832

Total long-lived assets	$59,302	$61,737

Certain prior period amounts have been reclassified and net revenues, operating income, and identifiable assets are not materially different with this reclassification. During November and December 2003, we acquired DQS and TSI. During April 2004, we acquired Mallard.

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2004
Net revenues	$90,697	$94,552	$89,760	$106,825
Gross profit	28,293	27,674	26,669	24,933
Net income	4,268	4,122	3,283	130
Earnings per common share:
Basic	$0.28	$0.27	$0.21	$0.01
Diluted	0.27	0.26	0.21	0.01
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$24.15	$24.15	$20.60	$23.16
Low	21.45	17.72	17.10	18.70
Year ended December 31, 2003
Net revenues	$87,163	$89,224	$86,661	$96,405
Gross profit	24,822	26,921	24,860	28,909
Net income	3,839	4,397	4,379	5,258
Earnings per common share:
Basic	$0.25	$0.29	$0.29	$0.34
Diluted	0.25	0.28	0.28	0.33
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$16.85	$18.10	$20.95	$24.37
Low	13.16	12.81	17.42	18.95

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(19)    Special Charges

Special charges of $0.3 million incurred during the twelve months ended December 31, 2004 were primarily related to the write-down of a building classified as held for sale within our Energy Products segment. During the third quarter 2004 it was determined that the fair value and other incremental costs to sell the building would result in a lower net realizable value of the asset held for sale. Special charges of less than $0.1 million incurred during the first quarter 2004 were primarily severance and facility costs related to the announced closure and consolidation of a California facility within our Instrumentation and Thermal Fluid Controls Products segment of $0.2 million, $0.1 million of other closure related items, offset by the gain on the sale of our Ohio property of $0.2 million, also within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the closure of our California facility, 5 employee positions were eliminated. Special charges of $1.4 million incurred during the year ended December 31, 2003 were primarily related to incremental costs for the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment and a building write-down within our Energy Products segment. Special charges for the year ended December 31, 2002 were related to $0.3 million of manufacturing equipment write-offs, $0.2 million of severance costs for 16 employees, and $0.2 million of leased facility exit costs with in our Energy products segment.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance December 31, 2001	Charges 2002	Utilized 2002	Balance December 31, 2002	Charges 2003	Utilized 2003	Balance December 31, 2003	Charges 2004	Utilized 2004	Balance December 31, 2004
Special charges—
Severance related	$46	$206	$186	$66	$479	$352	$193	$79	$272	$–
Facility related	68	214	264	18	530	443	105	180	195	90

Total reserve	$114	$420	$450	$84	$1,009	$795	$298	$259	$467	$90

Gain on sale (1)		–			–			194
Asset write-downs		325			354			238

Total special charges		$745			$1,363			$303

(1)	Gain on sale relates to assets classified as held for sale.

Reserves remaining at December 31, 2004 mainly represent facility costs related to the closure of the Ohio facility and should be settled by the end of 2005.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(20)    Capital Structure

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

(21)    Subsequent Events

On January 14, 2005, we purchased all of the outstanding stock of Loud Engineering & Manufacturing, Inc. [“Loud”] for $36 million in cash. Loud is based in Ontario, California and will operate within the Instrumentation and Thermal Fluid Products segment. Loud’s revenues were derived from designing and manufacturing landing gear systems and related components for military helicopters and jets. In addition to its capabilities as an integrated designer and manufacturer of aircraft landing gear systems, Loud also designs and manufactures power steering components and systems, struts, solenoids and actuators for aircraft application and provides maintenance, repair and overhaul services for fixed wing and rotor-wing aircraft.

On January 13, 2005, we completed an amendment to our revolving line of credit agreement that permits us to maintain a lower tangible net worth balance at the last day of any fiscal quarter. On the same date, we also completed a similar amendment to the tangible net worth clause in the letter of credit agreements that we have in connection with the two industrial revenue bonds.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (7)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$2,119	$377		$392	(2)	$339	$2,549
Allowance for inventory	$7,896	$10,721	(1)	$648	(3)	$4,433	$14,832
Year ended
December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$2,041	$320		$33	(4)	$275	$2,119
Allowance for inventory	$7,671	$4,218		$161	(5)	$4,154	$7,896
Year ended
December 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$2,637	$17		$4	(6)	$617	$2,041
Allowance for inventory	$9,667	$3,383		$397	(6)	$5,776	$7,671

(1)	Includes $6,558 thousand of inventory charges discussed in Note 2 of the consolidated financial statements.
(2)	Includes $316 thousand acquired in connection with the acquisition of Mallard.
(3)	Includes $445 thousand acquired in connection with the acquisition of Mallard.
(4)	Includes $44 thousand acquired in connection with the acquisition of TSI and DQS.
(5)	Acquired in connection with the acquisition of TSI and DQS.
(6)	Acquired in connection with the acquisition of Tomco and U.S. Para Plate.
(7)	Uncollectible accounts written off, net of recoveries and inventory write off charges.