Form 10-K/A
period 2004-12-31
CIRCOR INTERNATIONAL INC
filed 2005-04-21
CIK 1091883

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

As of April 14, 2005, there were 15,636,363 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Circor International, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 14, 2005 (“Original Filing”) in accordance with the Security and Exchange Commission’s Exemptive Order # 34-50754, to:

•	amend and restate Item 9A to include Management’s Annual Report on Internal Control Over Financial Reporting,

•	include a Report of Independent Registered Public Accounting Firm related to our internal control over financial reporting,

•	include a revised Consent of Independent Registered Public Accounting Firm required as a result of the amendment and restatement of Item 9A, and

•	file Section 302 certifications from the Chief Executive Officer and the Chief Financial Officer.

This amendment does not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures nor does it modify or update other disclosures in, or exhibits to the original filing, except as provided above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by our annual report on Form 10-K, as amended on Form 10-K/A. Based on that evaluation, and due to the material weakness in the Company’s internal control over financial reporting (as described below in Management’s Annual Report on Internal Control Over Financial Reporting), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management identified a control deficiency it considered to be a material weakness and therefore concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. This material weakness related to procedures associated with the recognition of revenue, as described below.

As of December 31, 2004, management identified a material weakness in internal control related to a deficiency in the Company’s procedures regarding the review of contractual shipping terms intended to ensure recognition of revenue in accordance with generally accepted accounting principles. Specifically, our review control, failed to detect errors in order processing regarding shipping terms for certain customers resulting in the recognition of revenue amounts in the incorrect period. As a result, an adjustment was recorded in the fourth quarter, prior to issuance of the Company’s 2004 financial statements, which reduced the Company’s 2004 fiscal fourth quarter revenue and net income.

Management’s evaluation of internal control over financial reporting as of December 31, 2004 excluded an evaluation of the internal control over financial reporting of Mallard Control Company which we acquired in April 2004. Mallard’s total revenues of $8.3 million and total assets of $13.5 million are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

The Company has made no changes in our internal control over financial reporting during the fourth quarter of 2004 in connection with our evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan

The material weakness, noted in paragraph (b) of Item 9A above, was identified at one of our business units. During the first quarter of 2005 we have implemented the following remediation steps to address this material weakness.

Employees involved in the sales, order processing, shipping and accounting functions received additional training concerning shipping terms and the appropriate recognition of revenue. All approved orders are reviewed to ensure that customer approved purchase order shipping terms are properly used in the procedures for shipping, invoicing and recognizing revenue for the order. We have also implemented procedures to verify that revenue is recognized in the proper period.

We tested these new procedures and have determined that they were effective in remediating the material weakness described above.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CIRCOR International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that CIRCOR International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: Management identified a material weakness in internal control related to a deficiency in the Company’s procedures regarding the review of contractual shipping terms intended to ensure recognition of revenue in accordance with generally accepted accounting principles. Specifically, the review control failed to detect errors in order processing regarding shipping terms for certain customers, resulting in the recognition of revenue amounts in the incorrect period.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that CIRCOR International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CIRCOR International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CIRCOR International, Inc. acquired Mallard Control Company during 2004, and management excluded from its assessment of the effectiveness of CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2004, Mallard Control Company’s internal control over financial reporting associated with total assets of $13,479,000 and total revenues of $8,306,000 included in the consolidated financial statements of CIRCOR International, Inc. as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of CIRCOR International, Inc. also excluded an evaluation of the internal control over financial reporting of Mallard Control Company.

/s/ KPMG LLP

Boston, Massachusetts

April 21, 2005

ITEM 9B.

None

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit No.	Description and Location

23	Consent of KPMG LLP.

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/S/ KENNETH W. SMITH
Senior Vice President and Chief Financial Officer

Date:	April 21, 2005