Form 10-Q
period 2005-04-03
CIRCOR INTERNATIONAL INC
filed 2005-05-06
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

As of April 28, 2005, there were 15,636,363 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 3, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,942	$58,653
Investments	4,117	4,155
Trade accounts receivable, less allowance for doubtful accounts of $2,185 and $2,549, respectively	65,236	64,521
Inventories	119,026	105,150
Prepaid expenses and other current assets	6,534	2,414
Deferred income taxes	6,021	6,953

Total Current Assets	225,876	241,846

PROPERTY, PLANT AND EQUIPMENT, NET	61,580	59,302
OTHER ASSETS:
Goodwill	144,743	120,307
Intangibles, net	1,386	1,424
Other assets	10,904	5,539

TOTAL ASSETS	$444,489	$428,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,333	$38,023
Accrued expenses and other current liabilities	23,954	22,519
Accrued compensation and benefits	8,736	7,971
Income taxes payable	1,506	1,362
Notes payable and current portion of long-term debt	15,992	15,051

Total Current Liabilities	95,521	84,926

LONG-TERM DEBT, NET OF CURRENT PORTION	28,434	27,829
DEFERRED INCOME TAXES	6,438	6,932
OTHER NON-CURRENT LIABILITIES	11,386	10,646
MINORITY INTEREST	4,699	4,650
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,634,202 and 15,430,305 issued and outstanding at April 3, 2005 and December 31, 2004, respectively	156	154
Additional paid-in capital	211,727	208,392
Retained earnings	68,868	64,293
Accumulated other comprehensive income	17,260	20,596

Total Shareholders’ Equity	298,011	293,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$444,489	$428,418

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2005	March 28, 2004
Net revenues	$102,238	$90,697
Cost of revenues	69,297	62,404

GROSS PROFIT	32,941	28,293
Selling, general and administrative expenses	24,090	20,525
Special charges.	305	38

OPERATING INCOME	8,546	7,730

Other (income) expense:
Interest income	(85)	(171)
Interest expense	872	1,190
Other (income) expense, net.	(181)	144

Total other expense	606	1,163

INCOME BEFORE INCOME TAXES	7,940	6,567
Provision for income taxes	2,779	2,299

NET INCOME	$5,161	$4,268

Earnings per common share:
Basic	$0.33	$0.28
Diluted	$0.32	$0.27

Weighted average number of common shares outstanding:
Basic	15,515	15,308
Diluted	16,054	16,001

Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2005	March 28, 2004
OPERATING ACTIVITIES
Net income	$5,161	$4,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,597	2,680
Amortization	38	77
Compensation expense of stock based plans	206	223
Gain on disposal of assets held for sale	—	(194)
Loss (gain) on disposal of property, plant and equipment	7	(26)
Equity in undistributed (income) loss of affiliates	(63)	4
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(134)	(1,084)
Inventories	(11,697)	(1,567)
Prepaid expenses and other assets	(3,892)	(2,150)
Accounts payable, accrued expenses and other liabilities	11,619	1,890

Net cash provided by operating activities	3,842	4,121

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,668)	(1,294)
Proceeds from the disposal of property, plant and equipment	—	398
Proceeds from the sale of assets held for sale	—	1,889
Business acquisitions, net of cash acquired	(34,690)	—

Net cash provided by (used in) investing activities	(38,358)	993

FINANCING ACTIVITIES
Proceeds from debt borrowings	2,645	1
Payments of debt	(2,374)	(2,078)
Dividends paid	(586)	(573)
Proceeds from the exercise of stock options	2,250	84

Net cash provided by (used in) financing activities	1,935	(2,566)

Effect of exchange rate changes on cash and cash equivalents	(1,130)	(787)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,711)	1,761
Cash and cash equivalents at beginning of year	58,653	58,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,942	$59,963

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$618	$708
Interest	$176	$184

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2004 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2004 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2004.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date.

(2) Summary of Significant Accounting Policies

Stock-Based Compensation

We measure compensation cost in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition is given to stock options granted to our employees at fair market value until the options are exercised. Upon exercise, we credit the net proceeds, including income tax benefits realized, if any, to equity. During the quarter ended March 28, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards. We account for these RSUs by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the three-year vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock based employee compensation (In thousands, except per share data):

	Three Months Ended
	April 3, 2005	March 28, 2004
Net income	$5,161	$4,268
Add stock-based compensation expense included in reported net income, net of tax	134	145
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(397)	(375)

Pro forma net income as if the fair value based method had been applied to all awards	$4,898	$4,038

Earnings per common share (as reported):
Basic	$0.33	$0.28
Diluted	$0.32	$0.27
Pro forma earnings per common share:
Basic	$.32	$0.26
Diluted	$.31	$0.25

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions for each of the respective years:

	April 3, 2005	March 28, 2004
Risk-free interest rate	3.9%	3.8%
Expected life (years)	6.4	7.0
Expected stock volatility	40.8%	32.8%
Expected dividend yield	0.6%	0.9%

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. See Note 11 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation is not expected to impact our financial position or results of operations.

Advertising Expense

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred.

Reclassifications

Certain prior period financial statements have been reclassified to conform to currently reported presentations. These reclassifications had no effect on reported results of operations or shareholders’ equity.

(3) Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
April 3, 2005:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,117	$—	$—	$4,117

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,155	$—	$—	$4,155

(4) Inventories

Inventories consist of the following (In thousands):

	April 3, 2005	December 31, 2004
Raw materials	$47,007	$43,130
Work in process	39,610	33,221
Finished goods	32,409	28,799

	$119,026	$105,150

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of April 3, 2005 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2004	$101,291	$19,016	$120,307
Business acquisitions	25,142	(34)	25,108
Currency translation adjustments	(642)	(30)	(672)

Goodwill as of April 3, 2005	$125,791	$18,952	$144,743

The table below presents gross intangible assets and the related accumulated amortization as of April 3, 2005 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(4,990)
Trademarks and trade names	502	(142)
Land use rights	1,181	(334)
Other	88	(59)

Total	$6,911	$(5,525)

Net carrying value of intangible assets	$1,386

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 3, 2005 (In thousands):

	2005	2006	2007	2008	2009	After 2009
Estimated amortization expense	$97	$116	$64	$64	$61	$984

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended April 3, 2005
Net revenues	$61,025	$41,213	$—	$102,238
Intersegment revenues	18	—	(18)	—
Operating income (loss)	8,699	3,290	(3,443)	8,546
Interest income				(85)
Interest expense				872
Other income, net				(181)

Income before income taxes				7,940

Identifiable assets	350,577	185,142	(91,230)	444,489
Capital expenditures	3,132	531	5	3,668
Depreciation and amortization	1,604	995	36	2,635

Three Months Ended March 28, 2004
Net revenues	$51,639	$39,058	$—	$90,697
Intersegment revenues	144	—	(144)	—
Operating income (loss)	5,788	4,201	(2,259)	7,730
Interest income				(171)
Interest expense				1,190
Other expense, net				144

Income before income taxes				6,567

Identifiable assets	278,772	168,577	(23,812)	423,537
Capital expenditures	740	552	2	1,294
Depreciation and amortization	1,432	1,254	71	2,757

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-makers. Each segment contains closely related products that are unique to the particular segment.

In calculating profit from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level that were applicable to the segments were allocated to the segments based upon specific identification of costs, employment information or net revenues.

All intercompany transactions have been eliminated.

(7) Special Charges

Special charges of $0.3 million recorded during the three months ended April 3, 2005 consisted of severance costs related to an announced consolidation at our French facility, Sart Von Rohr (SART) within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the consolidation there will be a reduction in force at SART of 13 employee positions that will be eliminated during the next twelve months.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2003	Charges 2004	Utilized 2004	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance Apr 03, 2005
	(in thousands)
Special charges–severance related	$193	$79	$(272)	$—	$305	$(20)	$285
Special charges–facility related	105	180	(195)	90	—	—	90

Total special charge reserve	$298	$259	$(467)	$90	$305	$(20)	$375

Gain on sale of assets held for sale		194			—
Asset write-down		238			—

Total special charges		$303			$305

Reserves remaining at April 3, 2005 mainly represent severance costs related to the reduction in force at SART and costs related to the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment, which we expect will be settled by the end of 2005.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 3, 2005			March 28, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,161	15,515	$0.33	$4,268	15,308	$0.28
Dilutive securities, principally common stock Options	—	539	(0.01)	—	693	(0.01)

Diluted EPS	$5,161	16,054	$0.32	$4,268	16,001	$0.27

Options to purchase 231,800 shares of our common stock at an exercise price of $24.90 per share and 152,600 shares of our common stock at an exercise price of $23.80 per share were not included in the computations of diluted earnings per share for the three months ended April 3, 2005 and March 28, 2004, respectively, as they would be anti-dilutive because the exercise price was more than the average market price of our common stock during the periods.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are marked to market at the balance sheet date. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, was approximately $31.4 million as of December 31, 2004. The fair value of our variable rate debt approximates its carrying value.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended April 3, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There was $0.1 million and $0.2 million of net unrealized losses attributable to foreign currency forward contracts at April 3, 2005 and March 28, 2004, respectively. As of April 3, 2005, we had forward contracts to sell currencies with a face value of $6.0 million.

(10) Comprehensive Income

Comprehensive income for the three months ended April 3, 2005 and March 28, 2004 consists of the following (In thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
Net income	$5,161	$4,268
Cumulative translation adjustments	(3,336)	(2,674)

Total comprehensive income	$1,825	$1,594

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Maryland, Michigan, Mississippi, Montana, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.8 million at April 3, 2005. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to three years from April 3, 2005.

The following table contains information related to standby letters of credit instruments outstanding as of April 3, 2005 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$7,857
Greater than 12 months	3,949

Total	$11,806

(12) Defined Pension Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Our funding policy for the qualified plan is to maintain plan asset balances at or above the accumulated benefit obligation amount. The measurement date for these plans is September 30th. See Note 13 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
Service cost-benefits earned	$540	$580
Interest cost on benefits obligation	363	328
Prior service cost amortization	72	94
Estimated return on assets	(429)	(377)

Net periodic cost of defined pension benefit plan	$546	$625

(13) Acquisition

On January 14, 2005, we acquired Loud Engineering & Manufacturing, Inc. (“Loud”) located in Ontario, California for approximately $34.7 million, net of acquired cash of $1.3 million. As of April 3, 2005 we maintained $5.4 million of cash in a separate escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This cash is included in Other Assets on our consolidated balance sheet. Loud is a leading designer and manufacturer of landing gear systems and related components for military helicopters and jets and operated within our Instrumentation and Thermal Fluid Controls Products segment. Revenues for Loud in 2004 totaled approximately $17.0 million. The $25.1 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill. Purchase accounting will be finalized by the end of 2005 and may result in the identification of other intangible assets that may be amortized and expensed over future periods.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of April 3, 2005.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and, therefore, have no liabilities recorded from the agreement as of April 3, 2005.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of April 3, 2005.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 3, 2005 (In thousands):

Balance at December 31, 2004	$1,864
Provisions	470
Claims settled	(344)
Acquisitions	49
Currency translation adjustments	(49)

Balance at April 3, 2005	$1,990

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our lean and acquisition strategies, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, changes in costs we may incur as a result of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in our Annual Report filed on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last five years, we have made nine acquisitions that extended our product offerings. Eight of these acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. In 2003, our acquisitions of DQS International B.V. and Texas Sampling, Inc. provided us with a larger presence in the analytical sampling market and our acquisition of Loud Engineering & Manufacturing, Inc. (“Loud”) in January 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. The other acquisition, made in April 2004, was the addition of Mallard Control Company (“Mallard”) to our Energy Products segment.

Regarding the first quarter 2005 financial results, we benefited from; customer order growth in certain key end-markets we serve; the acquisition of Mallard in April 2004 and Loud in January 2005; customer selling price increases initiated during 2004, and savings as a result of three facility consolidations completed in 2004; we were negatively impacted by a lower volume of shipments to large international oil and gas projects, incurring significant new costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and higher metals costs for raw materials.

Cash flow from operating activities in the first quarter 2005 was a source of $3.0 million, primarily the result of increased profitability. Our inventory and accounts payable balances increased primarily to support our growing backlog. We believe our largest opportunity to generate increased cash flow in the future is by reducing our inventories. We have been working with a consulting firm to assist us with implementing lean/sigma operating principles. With the assistance of this consulting firm and the implementation of lean/sigma operating principles we expect to improve our asset turns, develop new strategies that should help us systemically change our order fulfillment processes and reduce inventories over the next few years.

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

Allowance for Inventory

Our net inventory balance was $119.0 million as of April 3, 2005, compared to $105.2 million as of December 31, 2004. Our inventory allowance as of April 3, 2005 was $11.9 million, compared with $14.8 million as of December 31, 2004. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by historical usage information and estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Historical usage information and assumptions about future demand are the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is typically concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Impairment Analysis

Our methodology for allocating the purchase price relating to business acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of April 3, 2005 was $144.7 million, compared with $120.3 million as of December 31, 2004 the increase was the result of the January 2005 acquisition of Loud. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2004, 2003 or 2002.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, extraterritorial income exclusion, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 36.1%, 30.4%, and 36.0% for 2004, 2003, and 2002, respectively. We believe past estimates of our effective rate were reasonable and accurate, being lowered after 2001 when goodwill amortization ended. For 2005, we expect an effective income tax rate of 35%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect out future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We have recorded a valuation allowance of $0.9 million as of April 3, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies” in Note 11 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II Item 1.

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2005 and 2004, the expected long-term rate of return on plan assets used to estimate pension expenses is 8.50% and 8.75%, respectively. The discount rate used to estimate the net pension expenses for 2005 is 5.8% compared to 6.0% in 2004. The lower discount rate reflects the decline in global capital markets and interest rates. The combined effect of these two assumption changes is expected to raise our projected benefit obligation by approximately $0.8 million and raise 2005 pension expense by approximately $0.2 million.

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

Results of Operations for the Three Months Ended April 3, 2005 Compared to the Three Months Ended March 28, 2004.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended April 3, 2005 and March 28, 2004:

	Three Months Ended
	April 3, 2005		March 28, 2004		% Change
	(Dollars in thousands)
Net revenues	$102,238	100.0%	$90,697	100.0%	12.7%
Cost of revenues	69,297	67.8	62,404	68.8	11.0

Gross profit	32,941	32.2	28,293	31.2	16.4
Selling, general and administrative expenses	24,090	23.6	20,525	22.7	17.4
Special charges	305	0.3	38	0.0	702.6

Operating income	8,546	8.4	7,730	8.5	10.6
Other (income) expense:
Interest expense, net	787	0.8	1,019	1.1	(22.8)
Other (income) expense, net	(181)	(0.2)	144	0.2	225.7

Total other expense	606	0.6%	1,163	1.3%	(47.9)%

Income before income taxes	7,940	7.8	6,567	7.2	20.9
Provision for income taxes	2,779	2.7	2,299	2.5	20.9

Net income	$5,161	5.0%	$4,268	4.7%	20.9%

Net Revenue

Net revenues for the three months ended April 3, 2005 increased by $11.5 million, or 12.7%, to $102.2 million from $90.7 million for the three months ended March 28, 2004. The increase in net revenues for the three months ended April 3, 2005 was attributable to the following:

	Three Months Ended
Segment	April 3 2005	March 28 2004	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$61,025	$51,639	$9,386	$3,781	$4,885	$720
Energy	41,213	39,058	2,155	3,855	(2,650)	950

Total	$102,238	$90,697	$11,541	$7,636	$2,235	$1,670

The Instrumentation and Thermal Fluid Controls Products segment accounted for 59.7% of net revenues for the three months ended April 3, 2005 compared to 56.9% for the three months ended March 28, 2004. The Energy Products segment accounted for 40.3% of net revenues for the three months ended April 3, 2005 compared to 43.1% for the three months ended March 28, 2004.

The change in the composition of revenues was primarily influenced by the incremental revenues added from the January 2005 acquisition of Loud in the Instrumentation and Thermal Fluid Controls Products segment, and the April 2004 acquisition of Mallard in the Energy Products segment. During 2002 and continuing in 2003, our Energy Products segment began winning an increasing number of orders for large, international oil and gas projects, a trend we currently expect will continue through most of 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $9.4 million, or 18.2%, for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $3.8 million from the January 2005 acquisition of Loud. Revenues also increased $0.7 million resulting from the strengthened foreign currencies translating the revenues of our foreign business units into higher U.S. dollar amounts in the first quarter of 2005. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in most of this segment’s on-going business units. Incoming orders increased 4.2%, excluding Loud, and benefited nearly every business unit. Much of the increase stems from higher selling prices instituted by the businesses in the second half of 2004. Our business leaders feel there was good momentum for orders exiting March 2005 and entering the second quarter of 2005, for most of the general industrial and aerospace end markets. For the remainder of 2005, we expect a modest increase in orders on slight improvement in general economic conditions for markets we serve such as aerospace and general industrial instrumentation. We also expect full year 2005 revenues to benefit from the acquisition of Loud adding approximately $20.0 million of incremental revenue.

Energy Products revenues increased by $2.2 million, or 5.5%, for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $3.9 million from the April 2004 acquisition of Mallard. Revenues also increased $1.0 million resulting from the strengthened foreign currencies translating the revenues of our foreign business units into higher U.S. dollar amounts in the first quarter 2005. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in revenues of $3.2 million at our North American operations, principally due to higher orders for short cycle maintenance, repair and overhaul (“MRO”) business in North America markets. These revenue increases were partially offset by a $5.3 million decrease at our Italian subsidiary, Pibiviesse. Pibiviesse has been successful in winning and fulfilling orders for large international oil and gas projects, a majority of which are for customers in the Middle East. Certain of these orders are for newly developed and specially designed products which require vigorous customer testing and acceptance requirements. In the first quarter of 2005, Pibiviesse experienced certain delayed customer acceptances with respect to certain orders which postponed the expected shipment dates to the second quarter of 2005. Our expectations for the remainder of 2005 are that the large international oil and gas project market which this business unit serves will continue to be positive as projects continue to: expand the production of oil and gas reserves, both on land and sub-sea; expand distribution pipelines; and increase liquid natural gas production facilities. We expect 2005 revenues from the North American market to provide a modest increase over 2004.

Gross Profit

Consolidated gross profit increased $4.6 million, or 16.4%, to $32.9 million for the quarter ended April 3, 2005 compared to $28.3 million for the quarter ended March 28, 2004. Consolidated gross margin also increased 10 basis points to 32.2% for the quarter ended April 3, 2005 from 31.2% for the quarter ended March 28, 2004.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $3.9 million for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004 and was the result of three factors. Gross profit increased $1.4 million from the incremental contribution of the January 2005 acquisition of Loud. Gross profit also increased $0.3 million from the foreign exchange effect of the stronger Euro in 2005. This segment’s organic gross profit from on-going business units also increased $2.2 million in the quarter ended April 3, 2005 compared to the same period in 2004, due to savings from facility closings in 2004, higher volume of shipments, and customer price increases. We are expecting the gross margin in 2005 to improve modestly from 2004. The 2005 improvement is expected to come from the savings associated with the two plant closings in early 2004, a rise in customer orders in aerospace and general industrial instrumentation markets, and the benefit of price increases which became effective in the last half of 2004, partially offset by increases in raw material metal prices.

Gross profit for the Energy Products segment increased $0.7 million for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004. The net gross profit increase was the net result of $1.5 million from the incremental contribution of the April 2004 acquisition of Mallard, an increase of $0.3 million from foreign exchange, partially offset by a $1.0 million decrease in on-going business units, primarily as a result of Pibiviesse’s lower shipments. In 2005, we expect this segment to slightly improve its gross margin. Gross margin in 2005 is expected to benefit from continued foreign sourcing for lower cost inventory, the benefit of fiscal year 2004 discretionary expense reductions, and an increase in sales volume, partially offset by competitive pricing and expected modest cost escalation for steel components.

Selling, General and Administration

Selling, general and administrative expenses increased $3.6 million, or 17.4%, to $24.1 million for the quarter ended April 3, 2005 compared to $20.5 million for the quarter ended March 28, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.7 million which primarily resulted from incremental expense of $0.7 million from our January 2005 acquisition of Loud, $0.2 million from foreign exchange fluctuations offset by $0.2 million due to operational decreases.

Selling, general and administrative expenses for the Energy Products segment increased $1.7 million, net of a $0.2 million increase from stronger foreign exchange rate changes, $0.9 million from incremental expense from our April 2004 acquisition of Mallard, and $0.7 million higher expenses for increased sales personnel and higher commissions in our North American operations.

Corporate general and administrative expenses increased $1.2 million in the first quarter 2005 from the same period in 2004. The increase was primarily from higher external audit and Sarbanes-Oxley section 404 compliance work.

Special Charges

Special charges of $0.3 million were recognized for the three months ended April 3, 2005 compared to less than $0.1 million for the three months ended March 28, 2004. The Special charges recognized in the quarter ending April 3, 2005, related to severance charges incurred in connection with our announced consolidation and reduction in force at our SART operation in France.

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

Operating Income

The change in operating income for the three months ended April 3, 2005 compared to the three months ended March 28, 2004 was as follows:

	Three Months Ended
Segment	April 3 2005	March 28 2004	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$8,699	$5,788	$2,911	$751	$2,059	$101
Energy	3,290	4,201	(911)	603	(1,613)	99
Corporate	(3,443)	(2,259)	(1,184)	—	(1,184)	—

Total	$8,546	$7,730	$816	$1,354	$(738)	$200

Operating income increased $0.8 million, or 10.6%, to $8.5 million for the three months ended April 3, 2005 from $7.7 million for the three months ended March 28, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $2.9 million. The increase from operations included the January 2005 acquisition of Loud, customer price increases effective in the second half of 2004, savings from facility closings completed in the first half of 2004, and lower inventory obsolescence provisions.

Operating income for the Energy Products segment decreased $0.9 million, or 21.7% for the three months ended April 3, 2005, primarily due to the Pibiviesse business unit’s delayed shipments from the first quarter of 2005 to the second quarter of 2005 which offset improvements in the North American businesses.

Interest Expense, Net

Interest expense, net, decreased $0.2 million to $0.8 million for the three months ended April 3, 2005 compared to approximately $1.0 million for the three months ended March 28, 2004. The $0.2 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2004.

Other Income / Expense, Net

Other income / expense, net was a favorable change of $0.3 million for the three months ended April 3, 2005 compared to other expense of $0.1 million for the three months ended March 28, 2004. Other income of $0.2 million for the three months ended April 3, 2005, was largely the result of a strengthening of the U.S. dollar compared to the Euro and Canadian dollar in the current year versus the prior year.

Provision for Taxes

The effective tax rate was 35% for the three months ended April 3, 2005 and was unchanged from the same period last year. The increase in income taxes in the three months ended April 3, 2005 compared to the three months ended march 28, 2004 was due to higher income before income taxes this year.

Net Income

Net income increased $0.9 million to $5.2 million for the three months ended April 3, 2005 compared to $4.3 million for the three months ended March 28, 2004. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2004, cost reductions from closed facilities, gains from the favorable effect of foreign exchange rate changes, and lower net interest expense which was partially offset by higher selling and commission expenses, corporate audit fees and Sarbanes-Oxley Act of 2002, Section 404 compliance costs.

For all of 2005, we expect revenues to be slightly higher than 2004 due to the anticipated but gradual improvements we have started to see in general industrial market conditions, plus the full year impact of our April 2004 acquisition of Mallard and January 2005 acquisition of Loud. In the Instrumentation and Thermal Fluid Controls

Product Group we expect our full year 2005 adjusted operating margins, which excludes the impact of special charges, to range from 13-14% and in the Energy Products Group we expect our full year 2005 adjusted operating margins, which excludes the impact of special charges, to range from 9-10%. Both segments will be affected by increased competitive pricing and certain commodity metal prices increasing their cost of sales.

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

The following table summarizes our cash flow activities for the three months ended April 3, 2005 (In thousands):

Cash flow from:
Operating activities	$3,842
Investing activities	(38,358)
Financing activities	1,935
Effect of exchange rates on cash and cash equivalents	(1,130)

Decrease in cash and cash equivalents	$(33,711)

During the three months ended April 3, 2005, we generated $3.8 million in cash flow from operating activities which was $0.3 million less than the cash flow generated during the three months ended March 28, 2004, primarily due to profitability increases. The $38.4 million used by investing activities included a net $34.7 million used for the January 2005 acquisition of Loud and $3.7 million used for the purchase of a building and capital equipment. Financing activities provided $1.9 million which included: a net $0.4 million payment of debt balances and another $0.6 million used to pay dividends to shareholders offset by $2.2 million of proceeds from the exercise of stock options and $0.6 million of temporary borrowings from one of our lines of credit. In addition, to help fund the acquisition of Loud we borrowed $2.0 million from our revolving credit facility in January 2005 and repaid this amount in February 2005.

The ratio of current assets to current liabilities as of April 3, 2005 was 2.4:1 and 2.8:1 at December 31, 2004. Cash and cash equivalents were $24.9 million as of April 3, 2005 compared to $58.7 million as of December 31, 2004 primarily as a result of cash utilized for the acquisition of Loud. Total debt as a percentage of total equity was 14.9% as of April 3, 2005 compared to 14.6% as of December 31, 2004. As of April 3, 2005, we had $4.1 million of investments designated as available for sale and readily convertible to cash should the need for additional working capital arise.

As of April 3, 2005 and December 31, 2004, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of April 3, 2005 and December 31, 2004, we had no amounts outstanding under our revolving credit facility.

Regarding 2005 investing activities, we paid a net $34.7 million of net cash for Loud. This $34.7 million was net of $1.3 million of cash acquired and included $5.4 million placed in escrow. To fund that purchase, we used $34.0 million of our cash and equivalents and borrowed $2.0 million from our revolving credit facility that was repaid in February 2005. Our 2005 budget for capital expenditures is approximately $17.0 million and we expect to fund these capital expenditures from existing cash and by ongoing operations. Approximately $8.0 million of that capital expenditure total is for cost saving initiatives and equipment upgrades. We estimate another $9.0 million dollars to be used to purchase two new facilities, one in Europe that was purchased in the three months ended April 3, 2005 to co-locate the consolidation of smaller Instrumentation and Thermal Fluid Controls Products segment facilities, and a new plant in China, to replace the current, smaller Suzhou KF Valves facility operated by our Energy Products segment. For the new plant in China, we expect to receive Chinese government relocation benefits of approximately $2.6 million to aid in the relocation of our current leased facility to a new, larger site. Apart from capital expenditures, we announced in December 2004 an agreement to purchase the 40% ownership that we do not own in our Chinese joint venture,

Suzhou KF Valves. In that agreement, we agreed to pay a total of $6.8 million for this remaining interest and expect to pay this sum in three milestone payments during 2005. One payment, a deposit of $1.4 million, was made during the three months ended April 3, 2005. Completion of this transaction is subject to the approval of Chinese authorities and we expect that approval should be obtained by the end of the second quarter of 2005.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. On January 13, 2005, we completed an amendment to our revolving line of credit agreement that permits us to maintain a lower tangible net worth balance at the last day of any fiscal quarter. On the same date, we also completed a similar amendment to the tangible net worth clause in the letter of credit agreements that we have in connection with the two industrial revenue bonds. We were in compliance with all covenants related to our existing debt obligations at April 3, 2005 and December 31, 2004. In October 2002, 2003, and 2004 we made the first, second and third of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $30.0 million as of April 3, 2005.

We have generated net income and positive cash flow from operating activities. Over the next 24 months, we expect to generate cash from operating activities that should be sufficient to service operations, capital expenditure needs, scheduled debt payments, and our current dividend practice of paying $0.15 per share annually. In addition, we have available cash balances and investments that are readily convertible to cash and available for use. We continue to search for strategic acquisitions in the flow control market. We expect that the financing of smaller sized acquisitions would come from existing cash and investments, and if need be, borrowings from our available $75.0 million revolving line of credit. We expect a larger acquisition would require additional borrowings and, or, the issuance of our common stock.

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively. Subsequent to the end of the first quarter of 2005 we made a pension plan contribution of $1.0 million and we expect that the total amount of annual plan contributions for 2005 and forward may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. See Note 11 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation is not expected to impact our financial position or results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of April 3, 2005, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of April 3, 2005. Based upon our current expectation of no further borrowings under our revolving credit facility in 2005, an increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended April 3, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There was $0.1 million and $0.2 million of net unrealized losses attributable to foreign currency forward contracts at April 3, 2005 and March 28, 2004, respectively. As of April 3, 2005, we had forward contracts to sell currencies with a face value of $6.0 million.

The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not material. We do not use derivative financial instruments for trading or speculative purposes. Risk management strategies are reviewed and approved by senior management before implementation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except for our recent acquisition of Loud for which we have not completed documentation, evaluation and testing of internal controls over financial reporting, following the implementation of the remediation steps described below, as of the end of the period covered by this report, our disclosure controls and procedures are designed and were effective to give reasonable assurance that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2005, we changed our internal control over financial reporting by implementing the remediation steps noted below in order to address a material weakness identified in connection with our annual assessment of internal control over financial reporting for the year ended December 31, 2004.

The changes in internal control over financial reporting made during the first quarter of 2005 include steps to ensure employees involved in the sales, order processing, shipping and accounting functions receive additional training concerning shipping terms and the appropriate recognition of revenue and also requires all approved orders to be reviewed to ensure that customer approved purchase order shipping terms are properly used in the procedures for shipping, invoicing and recognizing revenue for the order. We have also implemented procedures to verify that revenue is recognized in the proper period.

Other than the items noted above, we have made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended April 3, 2005 evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Maryland, Michigan, Mississippi, Montana, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 3, 2005 and December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR NOTES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

10.33	Form of Nonqualified Stock Option Agreement for Independent Directors is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.34	Form of Nonqualified Stock Option Agreement for Employees is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.35	Form of Restricted Stock Unit Agreement for Employees and Directors is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.36	Indemnification Agreement between CIRCOR International, Inc. and Andrew William Higgins dated February 15, 2005 is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.37	Executive Change of Control Agreement between CIRCOR International, Inc. and Andrew William Higgins dated February 15, 2005 is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.38*	Amendment No. 4 to the Credit Agreement, effective January 13, 2005, among CIRCOR International, Inc.; each of the Subsidiary Guarantors referred to therein; each of the lenders that is a signatory hereto; and ING Capital LLC, a Delaware limited liability company, as agent for the lenders that are a signatory thereto.

10.39*	Amendment No.2 to the Letter of Credit, Reimbursement and Guaranty Agreement dated as of January 13, 2005 among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider thereto.

10.40*	Amendment No. 2 to the Letter of Credit, Reimbursement and Guaranty Agreement dated as of January 13, 2005 among Spence Engineering Company, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 6, 2005	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: May 6, 2005	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 6, 2005	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller and Assistant Treasurer
Principal Accounting Officer