Form 10-Q
period 2005-07-03
CIRCOR INTERNATIONAL INC
filed 2005-08-05
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of July 25, 2005, there were 15,715,909 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 3, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,269	$58,653
Investments	4,026	4,155
Trade accounts receivable, less allowance for doubtful accounts of $2,150 and $2,549, respectively	68,777	64,521
Inventories	114,491	105,150
Prepaid expenses and other current assets	4,746	2,414
Deferred income taxes	4,705	6,953
Assets held for sale	1,319	—

Total Current Assets	227,333	241,846

PROPERTY, PLANT AND EQUIPMENT, NET	59,871	59,302
OTHER ASSETS:
Goodwill	143,755	120,307
Intangibles, net	4,840	1,424
Other assets	10,194	5,539

TOTAL ASSETS	$445,993	$428,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,018	$38,023
Accrued expenses and other current liabilities	23,452	22,519
Accrued compensation and benefits	9,768	7,971
Income taxes payable	2,432	1,362
Notes payable and current portion of long-term debt	15,550	15,051

Total Current Liabilities	99,220	84,926

LONG-TERM DEBT, NET OF CURRENT PORTION	28,116	27,829
DEFERRED INCOME TAXES	7,651	6,932
OTHER NON-CURRENT LIABILITIES	10,863	10,646
MINORITY INTEREST	—	4,650
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,705,399 and 15,430,305 issued and outstanding at July 3, 2005 and December 31, 2004, respectively	157	154
Additional paid-in capital	212,966	208,392
Retained earnings	74,447	64,293
Accumulated other comprehensive income	12,573	20,596

Total Shareholders’ Equity	300,143	293,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$445,993	$428,418

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net revenues	$118,657	$94,552	$220,895	$185,249
Cost of revenues	84,121	66,878	153,418	129,282

GROSS PROFIT	34,536	27,674	67,477	55,967
Selling, general and administrative expenses	24,043	20,557	48,134	41,082
Special charges	133	—	437	38

OPERATING INCOME	10,360	7,117	18,906	14,847

Other (income) expense:
Interest income	(229)	(184)	(314)	(355)
Interest expense	896	1,156	1,768	2,347
Other (income) expense, net	204	(193)	23	(50)

Total other expense	871	779	1,477	1,942

INCOME BEFORE INCOME TAXES	9,489	6,338	17,429	12,905
Provision for income taxes	3,321	2,216	6,100	4,515

NET INCOME	$6,168	$4,122	$11,329	$8,390

Earnings per common share:
Basic	$0.39	$0.27	$0.73	$0.55
Diluted	$0.38	$0.26	$0.70	$0.53

Weighted average number of common shares outstanding:
Basic	15,676	15,334	15,597	15,321
Diluted	16,171	15,908	16,089	15,946

Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
OPERATING ACTIVITIES
Net income	$11,329	$8,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,183	5,033
Amortization	265	115
Compensation expense of stock based plans	475	304
Gain on disposal of assets held for sale	—	(387)
Loss on disposal of property, plant and equipment	20	11
Loss on write-down of property, plant and equipment	—	100
Equity in undistributed income of affiliates	(105)	(44)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(5,793)	1,785
Inventories	(9,745)	(5,624)
Prepaid expenses and other assets	(290)	(729)
Accounts payable, accrued expenses and other liabilities	18,793	4,593

Net cash provided by operating activities	20,132	13,547

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,804)	(2,869)
Proceeds from the disposal of property, plant and equipment	7	732
Proceeds from the sale of assets held for sale	—	3,030
Business acquisitions, net of cash acquired	(41,497)	(12,156)
Purchase price escrow release payments	(596)	(1,010)
Purchase of investments	—	(1,456)
Proceeds from sale of investments	—	1,456
Other	—	(15)

Net cash used in investing activities	(48,890)	(12,288)

FINANCING ACTIVITIES
Proceeds from debt borrowings	2,645	125
Payments of debt	(3,135)	(3,462)
Dividends paid	(1,175)	(1,149)
Proceeds from the exercise of stock options	2,756	243

Net cash provided by (used in) financing activities	1,091	(4,243)

Effect of exchange rate changes on cash and cash equivalents	(1,717)	(691)

DECREASE IN CASH AND CASH EQUIVALENTS	(29,384)	(3,675)
Cash and cash equivalents at beginning of year	58,653	58,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,269	$54,527

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$1,723	$1,943
Interest	$1,677	$2,182

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and SFAS No 148 “Accounting for Stock Based Compensation-Transaction and Disclosure” to stock based employee compensation (In thousands, except per share data):

	Three Months Ended
	July 3, 2005	June 27, 2004
Net income	$6,168	$4,122
Add stock-based compensation expense included in reported net income, net of tax	175	53
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(361)	(293)

Pro forma net income as if the fair value based method had been applied to all awards	$5,982	$3,882

Earnings per common share (as reported):
Basic	$0.39	$0.27
Diluted	$0.38	$0.26
Pro forma earnings per common share:
Basic	$0.38	$0.25
Diluted	$0.37	$0.24

	Six Months Ended
	July 3, 2005	June 27, 2004
Net income	$11,329	$8,390
Add stock-based compensation expense included in reported net income, net of tax	309	198
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(758)	(668)

Pro forma net income as if the fair value based method had been applied to all awards	$10,880	$7,920

Earnings per common share (as reported):
Basic	$0.73	$0.55
Diluted	$0.70	$0.53
Pro forma earnings per common share:
Basic	$0.70	$0.52
Diluted	$0.68	$0.50

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions for each of the respective years:

	July 3, 2005	June 27, 2004
Risk-free interest rate	3.9%	3.8%
Expected life (years)	6.4	7.0
Expected stock volatility	40.8%	32.8%
Expected dividend yield	0.6%	0.9%

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123 (R) requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. See Note 11 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

Advertising Expense

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations. These reclassifications had no effect on reported results of operations or shareholders’ equity.

(3) Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
July 3, 2005:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,026	$—	$—	$4,026

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,155	$—	$—	$4,155

(4) Inventories

Inventories consist of the following (In thousands):

	July 3, 2005	December 31, 2004
Raw materials	$43,331	$43,130
Work in process	35,969	33,221
Finished goods	35,191	28,799

	$114,491	$105,150

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of July 3, 2005 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2004	$101,291	$19,016	$120,307
Business acquisitions	25,142	1,866	27,008
Purchase price escrow release payments	300	296	596
Adjustments to preliminary purchase price allocation	—	(2,459)	(2,459)
Currency translation adjustments	(1,597)	(100)	(1,697)

Goodwill as of July 3, 2005	$125,136	$18,619	$143,755

The table below presents gross intangible assets and the related accumulated amortization as of July 3, 2005 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(5,013)
Trademarks and trade names	502	(146)
Land use rights	1,459	(344)
Customer relationships	1,727	(134)
Brand names	1,209	—
Other	555	(114)

Total	$10,591	$(5,751)

Net carrying value of intangible assets	$4,840

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 3, 2005 (In thousands):

	2005	2006	2007	2008	2009	After 2009
Estimated amortization expense	$155	$314	$261	$261	$259	$2,381

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended July 3, 2005
Net revenues	$62,908	$55,749	$—	$118,657
Intersegment revenues	38	—	(38)	—
Operating income (loss)	7,695	5,771	(3,106)	10,360
Interest income				(229)
Interest expense				896
Other expense, net				204

Income before income taxes				9,489

Identifiable assets	356,331	197,934	(108,272)	445,993
Capital expenditures	1,293	1,832	11	3,136
Depreciation and amortization	1,669	1,107	37	2,813

Three Months Ended June 27, 2004
Net revenues	$54,864	$39,688	$—	$94,552
Intersegment revenues	89	—	(89)	—
Operating income (loss)	6,239	3,066	(2,188)	7,117
Interest income				(184)
Interest expense				1,156
Other expense, net				(193)

Income before income taxes				6,338

Identifiable assets	284,557	182,059	(35,557)	431,059
Capital expenditures	975	501	99	1,575
Depreciation and amortization	1,484	868	39	2,391

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Six Months Ended July 3, 2005
Net revenues	$123,933	$96,962	$—	$220,895
Intersegment revenues	56	—	(56)	—
Operating income (loss)	16,394	9,061	(6,549)	18,906
Interest income				(314)
Interest expense				1,768
Other expense, net				23

Income before income taxes				17,429

Identifiable assets	356,331	197,934	(108,272)	445,993
Capital expenditures	4,425	2,363	16	6,804
Depreciation and amortization	3,273	2,102	73	5,448

Six Months Ended June 27, 2004
Net revenues	$106,503	$78,746	$—	$185,249
Intersegment revenues	233	—	(233)	—
Operating income (loss)	12,027	7,267	(4,447)	14,847
Interest income				(355)
Interest expense				2,347
Other expense, net				(50)

Income before income taxes				12,905

Identifiable assets	284,557	182,059	(35,557)	431,059
Capital expenditures	1,715	1,053	101	2,869
Depreciation and amortization	2,916	2,122	110	5,148

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

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate/Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Elimination for Identifiable Assets. Corporate Identifiable Assets, excluding intercompany assets and eliminations, were $27.0 million and $34.8 million for the periods ended July 3, 2005 and June 27, 2004, respectively.

(7) Special Charges

Special charges of $0.4 million recorded during the six months ended July 3, 2005 consisted of severance costs related to announced consolidations at our French facility, Sart Von Rohr (SART), within our Instrumentation and Thermal Fluid Controls Products segment, and our Mallard Control and Hydroseal Valve (collectively “Mallard”) facilities in Texas within our Energy Products segment, offset by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility within our Instrumentation and Thermal Fluid Controls Products segment. As a result of the consolidations there will be a reduction in force of approximately 13 and 66 employee positions that will be eliminated during the next nine months at SART and Mallard, respectively. Additional special charges related to the Mallard consolidation are expected to be incurred during the second half of fiscal 2005.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2003	Charges 2004	Utilized 2004	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance July 3, 2005
	(in thousands)
Severance related	$193	$79	$(272)	$—	$527	$(206)	$321
Facility related	105	180	(195)	90	(90)	—	—

Total special charge reserve	$298	$259	$(467)	$90	$437	$(206)	$321

Gain on sale of assets held for sale		(194)			—
Asset write-down		238			—

Total special charges		$303			$437

Reserves remaining at July 3, 2005 mainly represent severance costs of $0.1 million and $0.2 million related to the reduction in force at SART and Mallard within our Instrumentation and Thermal Fluid Controls Products, and Energy Products segment, respectively which we expect will be settled by the end of the second quarter of 2006.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 3, 2005			June 27, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$6,168	15,676	$0.39	$4,122	15,334	$0.27
Dilutive securities, principally common stock options	—	494	(0.01)	—	574	(0.01)

Diluted EPS	$6,168	16,171	$0.38	$4,122	15,908	$0.26

	Six Months Ended
	July 3, 2005			June 27, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$11,329	15,597	$0.73	$8,390	15,321	$0.55
Dilutive securities, principally common stock options	—	492	(0.03)	—	625	(0.02)

Diluted EPS	$11,329	16,089	$0.70	$8,390	15,946	$0.53

Options to purchase 227,600 and 149,900 shares of our common stock at an exercise price of $24.90 and $23.80 per share were not included in the computations of diluted earnings per share for the three and six months ended July 3, 2005 and June 27, 2004, respectively, as they would be anti-dilutive because the exercise price was more than the average market price of our common stock during the periods.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended July 3, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There was $0.5 million of net unrealized losses attributable to foreign currency forward contracts at July 3, 2005. As of July 3, 2005, we had forward contracts to sell currencies with a face value of $7.0 million.

(10) Comprehensive Income

Comprehensive income for the three and six months ended July 3, 2005 and June 27, 2004 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income	$6,168	$4,122	$11,329	$8,390
Cumulative translation adjustments	(4,687)	(137)	(8,023)	(2,811)

Total comprehensive income	$1,481	$3,985	$3,306	$5,579

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, over 21,000 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries products.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, we negotiated a revised cost sharing understanding with Leslie’s insurers which results in Leslie being responsible for 29% of its defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $12.4 million at July 3, 2005. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four and one half years from July 3, 2005.

The following table contains information related to standby letters of credit instruments outstanding as of July 3, 2005 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$7,199
Greater than 12 months	5,188

Total	$12,387

(12) Defined Pension Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Our funding practice for the qualified plan is to maintain plan asset balances at or above the accumulated benefit obligation amount. The measurement date for these plans is September 30th. See Note 13 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Service cost-benefits earned	$540	$545	$1,080	$1,125
Interest cost on benefits obligation	364	328	727	656
Prior service cost amortization	72	94	144	188
Estimated return on assets	(498)	(377)	(927)	(754)

Net periodic cost of defined pension benefit plan	$478	$590	$1,024	$1,125

(13) Acquisitions

On January 14, 2005, we acquired Loud Engineering & Manufacturing, Inc. (“Loud”) located in Ontario, California for approximately $34.7 million, net of acquired cash of $1.3 million and including $5.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This cash is included in Other Assets on our consolidated balance sheet. Loud is a leading designer and manufacturer of landing gear systems and related components for military helicopters and jets and is operated within our Instrumentation and Thermal Fluid Controls Products segment. Revenues for Loud in 2004 totaled approximately $17.0 million. The $25.1 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill. Purchase accounting will be finalized by the end of the first quarter of 2006 and may result in adjustments to identifiable assets as well as the identification of intangible assets that may be amortized and expensed over future periods.

In May 2005 we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Co., (“SKVC”) located in Suzhou, China, for $6.8 million. SKVC will continue to be operated in our Energy Products segment and primarily manufactures ball valves for other entities within our Energy Products segment. Based on preliminary purchase price allocations, the excess of the purchase price over the fair value of the net identifiable assets was recorded as $1.9 million of goodwill and an increase to an existing intangible of $0.3 million. Purchase accounting will be finalized by the end of the second quarter of 2006 and may result in the identification of intangible assets that may be amortized and expensed over future periods and also may impact the amount currently recorded as identifiable assets and goodwill.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of July 3, 2005.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and, therefore, have no liabilities recorded from the agreement as of July 3, 2005.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of July 3, 2005.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 3, 2005 (In thousands):

Balance at December 31, 2004	$1,864
Provisions	841
Claims settled	(914)
Acquisitions	49
Currency translation adjustments	75

Balance at July 3, 2005	$1,915

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels and to successfully implement our lean and acquisition strategies, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, changes in costs we may incur as a result of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results” in our Annual Report filed on Form 10-K for the year ended December 31, 2004. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last five years, we have made nine acquisitions that extended our product offerings. Our recent acquisitions include DQS International B.V. and Texas Sampling, Inc., which provided us with a larger presence in the analytical sampling market, Loud Engineering & Manufacturing, Inc. (“Loud”) in January 2005, which provided us with complementary aerospace component and subassembly manufacturing capabilities and Mallard Control Company (“Mallard”) in April 2004, which provided additional offerings in the energy products market.

Regarding the second quarter 2005 operating results, we benefited from: higher shipments to customers in certain key end-markets we serve, particularly oil & gas production; the acquisitions of Mallard in April 2004 and Loud in January 2005; customer selling price increases initiated during 2004; and savings as a result of three facility consolidations completed in 2004. We were negatively impacted by higher metals costs for raw materials, a decline in our sales to the domestic municipal HVAC market, and by incurring significant new costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Allowance for Inventory

Our net inventory balance was $114.5 million as of July 3, 2005, compared to $105.2 million as of December 31, 2004. Our inventory allowance as of July 3, 2005 was $7.6 million, compared with $14.8 million as of December 31, 2004. During the six months ended July 3, 2005, we disposed of approximately $8.5 million of excess, slow moving inventory. A majority of this disposed inventory was fully reserved in our inventory allowance as of December 31, 2004. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by historical usage information and estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Historical usage information and assumptions about future demand are the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is typically concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to any personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combination” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Our methodology for allocating the purchase price relating to business acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of July 3, 2005 was $143.8 million, compared with $120.3 million as of December 31, 2004. The net increase was primarily related to: $25.1 million for the acquisition of Loud; $1.9 million for the acquisition of the remaining 40% joint venture interest in SKVC that we did not own; $0.6 million related to escrow releases associated with prior acquisitions offset by $2.5 million related to the finalization of allocation amounts associated with our April 2004 Mallard acquisition, and $1.7 million associated with foreign currency fluctuations.

During the second quarter of 2005, we finalized identifiable asset amounts associated with our April 2004 acquisition of Mallard. In connection with the finalization of our Mallard acquisition amounts, we recorded $3.4 million of intangible assets, associated with customer relationships, brand names, and non-competition agreements. Approximately $2.2 million of these intangible assets will be amortized over 10-15 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.2 million of intangible assets will not be amortized but will be subject to impairment tests. We expect to finalize identifiable asset amounts associated with our Loud and SKVC acquisitions by the end of the fourth quarter of 2005 and the second quarter of 2006, respectively.

Impairment Analysis

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, extraterritorial income exclusion, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 36.1%, 30.4%, and 36.0% for 2004, 2003, and 2002, respectively. For 2005, we expect an effective income tax rate of 35%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We recorded a valuation allowance of $0.9 million as of July 3, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2005 and 2004, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.50% and 8.75%, respectively. The discount rate used to estimate the net pension expenses for 2005 was 5.8% compared to 6.0% in 2004. The lower discount rate reflects the decline in global capital markets and interest rates. The combined effect of these two assumption changes is expected to raise our projected benefit obligation by approximately $0.8 million and raise 2005 pension expense by approximately $0.2 million.

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

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively. During the three months ended July 3, 2005 we made a pension plan contribution of $1.0 million. Subsequent to the end of the second quarter of 2005 we made an additional pension plan contribution of $1.0 million and we expect that the total amount of annual plan contributions for 2005 and subsequent years may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

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

Results of Operations for the Three Months Ended July 3, 2005 Compared to the Three Months Ended June 27, 2004.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended July 3, 2005 and June 27, 2004:

	Three Months Ended
	July 3, 2005		June 27, 2004		% Change
	(Dollars in thousands)
Net revenues	$118,657	100.0%	$94,552	100.0%	25.5%
Cost of revenues	84,121	70.9	66,878	70.7	25.8

Gross profit	34,536	29.1	27,674	29.3	24.8
Selling, general and administrative expenses	24,043	20.3	20,557	21.7	17.0
Special charges	133	0.1	—	0.0	0.0

Operating income	10,360	8.7	7,117	7.5	45.6
Other (income) expense:
Interest expense, net	667	0.6	972	1.0	(31.4)
Other (income) expense, net	204	0.2	(193)	(0.2)	205.7

Total other expense	871	0.7	779	0.8	11.8

Income before income taxes	9,489	8.0	6,338	6.7	49.7
Provision for income taxes	3,321	2.8	2,216	2.3	49.9

Net income	$6,168	5.2%	$4,122	4.4%	49.6%

Net Revenue

Net revenues for the three months ended July 3, 2005 increased by $24.1 million, or 25.5%, to $118.7 million from $94.6 million for the three months ended June 27, 2004. The increase in net revenues for the three months ended July 3, 2005 was attributable to the following:

	Three Months Ended
Segment	July 3, 2005	June 27, 2004	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$62,908	$54,864	$8,044	$5,026	$2,524	$494
Energy	55,749	39,688	16,061	1,003	13,987	1,071

Total	$118,657	$94,552	$24,105	$6,029	$16,511	$1,565

The Instrumentation and Thermal Fluid Controls Products segment accounted for 53.0% of net revenues for the three months ended July 3, 2005 compared to 58.0% for the three months ended June 27, 2004. The Energy Products segment accounted for 47.0% of net revenues for the three months ended July 3, 2005 compared to 42.0% for the three months ended June 27, 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $8.0 million, or 14.7%, for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $5.0 million from the January 2005 acquisition of Loud. Revenues also increased $0.5 million as a result of the fluctuation of foreign currencies in the second quarter of 2005. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in most of this segment’s on-going business units. Incoming orders increased 10.0%, excluding Loud, and benefited nearly every business unit due to higher selling prices instituted by the businesses in the second half of 2004 as well as increased market activity.

Energy Products revenues increased by $16.1 million, or 40.5%, for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $1.0 million from the April 30, 2004 acquisition of Mallard. Revenues also increased $1.1 million as a result of the strengthened foreign currencies translating the revenues of our foreign business units into higher U.S. dollar amounts in the second quarter of 2005. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in revenues of $3.5 million at our North American operations, principally due to higher orders for short cycle maintenance, repair and overhaul (“MRO”) business in North America markets. The most significant portion of this segment’s revenue increase for the three month period ended July 3, 2005 as compared to the three months ended June 27,

2004 totaling $10.5 million was at our Italian subsidiary, Pibiviesse S.p.A (“Pibiviesse”). Pibiviesse has been successful in winning and fulfilling orders for large international oil and gas projects. Certain of these orders are for newly developed and specially designed products which require vigorous customer testing and acceptance requirements. In the first quarter of 2005, Pibiviesse experienced certain delayed customer acceptances with respect to certain orders which postponed the expected shipment dates to the second quarter of 2005.

Gross Profit

Consolidated gross profit increased $6.9 million, or 24.8%, to $34.5 million for the quarter ended July 3, 2005 compared to $27.7 million for the quarter ended June 27, 2004. Consolidated gross margin decreased 20 basis points to 29.1% for the quarter ended July 3, 2005 from 29.3% for the quarter ended June 27, 2004.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $2.3 million for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004 and was the result of three factors. Gross profit increased $1.9 million from the incremental contribution of the January 2005 acquisition of Loud as well as $0.1 million from foreign exchange fluctuations. This segment’s organic gross profit from on-going business units also increased $0.2 million in the quarter ended July 3, 2005 compared to the same period in 2004, due to savings from facility closings in 2004 and customer price increases, partially offset by higher raw material costs.

Gross profit for the Energy Products segment increased $4.6 million for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004. The net gross profit increase was the net result of $0.4 million from the incremental contribution of the April 2004 acquisition of Mallard, an increase of $0.3 million from foreign exchange, and a $3.9 million increase from higher shipments by on-going business units.

Selling, General and Administration

Selling, general and administrative expenses increased $3.5 million, or 17.0%, to $24.0 million for the three months ended July 3, 2005 compared to $20.6 million for the three months ended June 27, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.9 million which primarily resulted from incremental expense of $0.7 million from our January 2005 acquisition of Loud and $0.1 million from foreign exchange fluctuations.

Selling, general and administrative expenses for the Energy Products segment increased $1.7 million, including a $0.1 million increase from stronger foreign exchange rate changes, $0.2 million from incremental expense from our April 2004 acquisition of Mallard, and $1.3 million in higher expenses for increased sales personnel and higher commissions in our North American operations and higher selling expenses at our Italian facility.

Corporate general and administrative expenses increased $0.9 million in the second quarter 2005 from the same period in 2004. The increase was primarily from higher compensation costs and Sarbanes-Oxley Section 404 compliance costs.

Special Charges

Special charges of $0.1 million were recognized for the three months ended July 3, 2005 compared to none for the three months ended June 27, 2004. The special charges recognized in the quarter ending July 3, 2005 related to severance charges of $0.2 million incurred in connection with our announced consolidation and reduction in force at our Mallard and SART operations located in Texas and France, respectively, off-set by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility

Operating Income

The change in operating income for the three months ended July 3, 2005 compared to the three months ended June 27, 2004 was as follows:

	Three Months Ended		Total Change			Foreign Exchange
Segment	July 3, 2005	June 27, 2004		Acquisitions	Operations
	(In thousands)
Instrumentation & Thermal Fluid Controls	$7,695	$6,239	$1,456	$1,174	$249	$34
Energy	5,771	3,066	2,705	107	2,484	114
Corporate	(3,106)	(2,188)	(918)	—	(918)	—

Total	$10,360	$7,117	$3,243	$1,281	$1,815	$148

Operating income increased $3.2 million, or 45.6%, to $10.4 million for the three months ended July 3, 2005 from $7.1 million for the three months ended June 27, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $1.5 million. The increase from operations included the January 2005 acquisition of Loud, customer price increases effective in the second half of 2004, savings from facility closings completed in the first half of 2004, and lower inventory obsolescence provisions.

Operating income for the Energy Products segment increased $2.7 million, or 88.2% for the three months ended July 3, 2005, primarily due to the Pibiviesse business unit’s higher volume of shipments.

Interest Expense, Net

Interest expense, net, decreased $0.3 million to $0.7 million for the three months ended July 3, 2005 compared to approximately $1.0 million for the three months ended June 27, 2004. The $0.3 million reduction in interest expense, net was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2004 and the recognition of $0.1 million of interest income related to a note receivable.

Other Income / Expense, Net

Other income / expense, net was an unfavorable change of $0.4 million for the three months ended July 3, 2005 compared to other income of $0.2 million for the three months ended June 27, 2004. The other income / expense charge of $0.2 million for the three months ended July 3, 2005, was largely the result of a foreign currency fluctuations in the euro and Canadian dollar in the current year versus the prior year.

Provision for Taxes

The effective tax rate was 35% for the three months ended July 3, 2005 and was unchanged from the same period last year. The increase in income taxes in the three months ended July 3, 2005 compared to the three months ended June 27, 2004 was due to higher income before income taxes this year.

Net Income

Net income increased $2.0 million to $6.2 million for the three months ended July 3, 2005 compared to $4.1 million for the three months ended June 27, 2004. This net increase is primarily attributable to: higher volume shipments at our Italian facility, incremental profit from acquisitions, customer price increases effective in the second half of 2004, cost reductions from closed facilities, and lower net interest expense which were partially offset by higher raw material costs, higher selling and commission expenses, corporate expenses and Sarbanes-Oxley Act of 2002, Section 404 compliance costs.

Results of Operations for the Six Months Ended July 3, 2005 Compared to the Six Months Ended June 27, 2004.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 3, 2005 and June 27, 2004:

	Six Months Ended
	July 3, 2005		June 27, 2004		% Change
	(Dollars in thousands)
Net revenues	$220,895	100.0%	$185,249	100.0%	19.2%
Cost of revenues	153,418	69.5	129,282	69.8	18.7

Gross profit	67,477	30.5	55,967	30.2	20.6
Selling, general and administrative expenses	48,134	21.8	41,082	22.2	17.2
Special charges	437	0.2	38	0.0	1050.0

Operating income	18,906	8.6	14,847	8.0	27.30
Other (income) expense:
Interest expense, net	1,454	0.7	1,992	1.1	(27.0)
Other (income) expense, net	23	0.0	(50)	0.0	(146.0)

Total other expense	1,477	0.7	1,942	1.0	(23.9)

Income before income taxes	17,429	7.9	12,905	7.0	35.1
Provision for income taxes	6,100	2.8	4,515	2.4	35.1

Net income	$11,329	5.1%	$8,390	4.5%	35.0%

Net Revenue

Net revenues for the six months ended July 3, 2005 increased by $35.6 million, or 19.2%, to $220.9 million from $185.3 million for the six months ended June 27, 2004. The increase in net revenues for the six months ended July 3, 2005 was attributable to the following:

	Six Months Ended		Total Change			Foreign Exchange
Segment	July 3, 2005	June 27, 2004		Acquisitions	Operations
	(In thousands)
Instrumentation & Thermal Fluid Controls	$123,933	$106,503	$17,430	$8,807	$7,410	$1,213
Energy	96,962	78,746	18,216	4,858	11,337	2,021

Total	$220,895	$185,249	$35,646	$13,665	$18,747	$3,234

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.1% of net revenues for the six months ended July 3, 2005 compared to 57.5% for the six months ended June 27, 2004. The Energy Products segment accounted for 43.9% of net revenues for the six months ended July 3, 2005 compared to 42.5% for the six months ended June 27, 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $17.4 million, or 16.4%, for the six-months ended July 3, 2005 compared to the six months ended June 27, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $8.8 million from the January 2005 acquisition of Loud. Revenues also increased $1.2 million as a result of the fluctuation of foreign currencies. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in most of this segment’s on-going business units. Incoming orders increased 7.0%, excluding Loud, and benefited nearly every business unit stemming largely from higher selling prices instituted by the businesses in the second half of 2004. During the first half of 2005, we experienced a softening in the municipal HVAC markets negatively impacting our Thermal Fluid Products group. Management expects market conditions to remain favorable during the second half of 2005, for most of the general industrial, chemical processing and aerospace end markets. We expect that these items coupled with the benefit from the January 2005 acquisition of Loud may result in revenue increases of approximately 13%-15% for the full year 2005 compared to the full year 2004.

Energy Products revenues increased by $18.2 million, or 23.1%, for the six months ended July 3, 2005 compared to the six months ended June 27, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $4.9 million from the April 30, 2004 acquisition of Mallard. Revenues also increased $2.0 million as a result of the fluctuation of foreign currencies in the first half 2005. The acquisitions and foreign exchange impacts also were complemented by additional organic increases in revenues of $6.8 million at our North American operations, principally due to higher orders for short cycle maintenance, repair and overhaul business in North America markets. Another significant portion of this segment’s revenue increase for the six month period ended July 3, 2005 as compared to the six months ended June 27, 2004 totaling $5.2 million was at our Italian subsidiary, Pibiviesse. Pibiviesse has been successful in winning and fulfilling orders for large international oil and gas projects, a majority of which are for customers in the Middle East. Our expectations for the remainder of 2005 are that the combined strength of large international oil and gas project markets and our North American markets may result in revenue increases of approximately 20% for the full year 2005 compared to the full year 2004.

Gross Profit

Consolidated gross profit increased $11.5 million, or 20.6%, to $67.5 million for the six months ended July 3, 2005 compared to $56.0 million for the six months ended June 27, 2004. Consolidated gross margin increased 30 basis points to 30.5% for the six months ended July 3, 2005 from 30.2% for the six months ended June 27, 2004.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $6.2 million for the six months ended July 3, 2005 compared to the six months ended June 27, 2004 and was primarily the result of two factors. Gross profit increased $3.3 million primarily from the incremental contribution of the January 2005 acquisition of Loud. This segment’s organic gross profit from on-going business units also increased $2.4 million in the six months ended July 3, 2005 compared to the same period in 2004, due to savings from facility closings in 2004, higher volume of shipments, and customer price increases partially offset by unabsorbed manufacturing costs at certain Thermal Fluid Products locations, due to a softness in orders from the domestic municipal HVAC markets.

Gross profit for the Energy Products segment increased $5.3 million for the six months ended July 3, 2005 compared to the six months ended June 27, 2004. The net gross profit increase was the net result of $1.9 million from the incremental contribution of the April 2004 acquisition of Mallard, an increase of $0.5 million from foreign exchange, and a $2.9 million increase in on-going business units. In 2005, we expect this segment to slightly improve its gross margin.

Selling, General and Administration

Selling, general and administrative expenses increased $7.0 million, or 17.2%, to $48.1 million for the six months ended July 3, 2005 compared to $41.1 million for the six months ended June 27, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $1.6 million which primarily resulted from incremental expense of $1.4 million from our January 2005 acquisition of Loud and $0.2 million from foreign exchange fluctuations.

Selling, general and administrative expenses for the Energy Products segment increased $3.4 million, including a $0.3 million increase from stronger foreign exchange rate changes, $1.2 million from incremental expense from our April 2004 acquisition of Mallard, and $1.9 million in higher expenses for increased sales personnel and higher commissions in our North American operations and higher selling expenses at our Italian facility.

Corporate general and administrative expenses increased $2.1 million for the six months ended July 3, 2005 compared to the six months ended June 27, 2005. The increase was primarily from higher compensation related costs and Sarbanes-Oxley Section 404 compliance costs. Our expectation for the remainder of 2005 is that corporate general and administrative expenses will be approximately $2.3 million higher than the full year 2004 amount.

Special Charges

Special charges of $0.4 million were recognized for the six months ended July 3, 2005 compared to less than $0.1 million for the six months ended June 27, 2004. The special charges recognized in the six months ending July 3, 2005 related to severance charges of $0.5 incurred in connection with our announced consolidation and reduction in force at our Mallard and SART operations located in Texas and France, respectively, offset by a $0.1 million reversal of facility closure related costs initially recorded in 2004 at an Ohio facility.

Operating Income

The change in operating income for the six months ended July 3, 2005 compared to the six months ended June 27, 2004 was as follows:

	Six Months Ended		Total Change			Foreign Exchange
Segment	July 3, 2005	June 27, 2004		Acquisitions	Operations
	(In thousands)
Instrumentation & Thermal Fluid Controls	$16,394	$12,027	$4,367	$1,925	$2,324	$118
Energy	9,061	7,267	1,794	710	871	213
Corporate	(6,549)	(4,447)	(2,102)	—	(2,101)	—

Total	$18,906	$14,847	$4,059	$2,635	$1,094	$331

Operating income increased $4.1 million, or 27.3%, to $18.9 million for the six months ended July 3, 2005 from $14.8 million for the six months ended June 27, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $4.4 million. The increase from operations included the January 2005 acquisition of Loud, customer price increases effective in the second half of 2004, savings from facility closings completed in the first half of 2004, and lower inventory obsolescence provisions.

Operating income for the Energy Products segment increased $1.8 million, or 24.7% for the six months ended July 3, 2005, primarily due to higher volume of shipments.

Based on our expected revenue increases over the prior year, we anticipate full year 2005 adjusted operating margins, which excludes the impact of special charges, in the Instrumentation and Thermal Fluid Controls Products Segment to range from 12%-13% and the Energy Products Segment to range from 9%-10%. Both segments are expected to be affected by increased competitive pricing and certain commodity metal prices increasing their cost of sales as well as facility consolidation costs.

Interest Expense, Net

Interest expense, net, decreased $0.5 million to $1.5 million for the six months ended July 3, 2005 compared to approximately $2.0 million for the six months ended June 27, 2004. The $0.5 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2004 and the recognition of $0.1 million of interest income related to a note receivable.

Other Income / Expense, Net

Other income / expense, net was an unfavorable change of $0.1 million for the six months ended July 3, 2005 compared to other income of $0.1 million for the six months ended June 27, 2004. The other income/expense, net change for the six months ended July 3, 2005, was largely the result of the unfavorable effects of foreign currency fluctuations from the Euro and Canadian dollar in the current year versus the prior year.

Provision for Taxes

The effective tax rate was 35% for the six months ended July 3, 2005 and was unchanged from the same period last year. The increase in income taxes in the six months ended July 3, 2005 compared to the six months ended June 27, 2004 was due to higher income before income taxes this year.

Net Income

Net income increased $2.9 million to $11.3 million for the six months ended July 3, 2005 compared to $8.4 million for the six months ended June 27, 2004. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2004, higher volume shipments, cost reductions from closed facilities, gains from the favorable effect of foreign exchange rate changes, and lower net interest expense which was partially offset by higher selling and commission expenses, corporate expenses and Sarbanes-Oxley Act of 2002, Section 404 compliance costs.

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

The following table summarizes our cash flow activities for the six months ended July 3, 2005 (In thousands):

Cash flow from:
Operating activities	$20,132
Investing activities	(48,890)
Financing activities	1,091
Effect of exchange rates on cash and cash equivalents	(1,717)

Decrease in cash and cash equivalents	$(29,384)

During the six months ended July 3, 2005, we generated $20.1 million in cash flow from operating activities which was $6.6 million more than the cash flow generated during the six months ended June 27, 2004, primarily due to accounts payable, accrued expenses, and other liability balance increases as well as profitability increases offset by increases in inventory and accounts receivable balances. The $48.9 million used by investing activities included a net $34.7 million used for the January 2005 acquisition of Loud and a net $6.9 million used for the May 2005 acquisition of the remaining 40.0% joint venture interest in SKVC that we did not own and $6.8 million used for the purchase and construction of buildings and capital equipment. Financing activities provided $1.1 million which included: a net $0.5 million payment of debt balances and another $1.2 million used to pay dividends to shareholders offset by $2.8 million of proceeds from the exercise of stock options. In addition, to help fund the acquisition of Loud we borrowed $2.0 million from our revolving credit facility in January 2005 and repaid this amount in February 2005. During the six months ended July 3, 2005 we had temporary borrowings of $0.6 million from one of our lines of credit months which were repaid during the same period.

The ratio of current assets to current liabilities as of July 3, 2005 was 2.3:1 and 2.8:1 at December 31, 2004. Cash and cash equivalents were $29.3 million as of July 3, 2005 compared to $58.7 million as of December 31, 2004 primarily as a result of cash utilized for the acquisitions of Loud and SKVC. Total debt as a percentage of total equity was 14.8% as of July 3, 2005 compared to 14.6% as of December 31, 2004. As of July 3, 2005, we had $4.0 million of investments designated as available for sale and readily convertible to cash should the need for additional working capital arise.

As of July 3, 2005 and December 31, 2004, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of July 3, 2005 and December 31, 2004, we had no amounts outstanding under our revolving credit facility.

Regarding 2005 investing activities, we paid a net $34.7 million of net cash for Loud. This $34.7 million was net of $1.3 million of cash acquired and included $5.4 million placed in escrow. To fund that purchase, we used $34.0 million of our cash and equivalents and borrowed $2.0 million from our revolving credit facility that was repaid in February 2005. The acquisition of SKVC was funded through available operating cash balances. Our 2005 budget for capital expenditures is approximately $17.0 million and we expect to fund these capital expenditures from existing cash and by ongoing operations. Approximately $8.0 million of that capital expenditure total is for cost saving initiatives and equipment upgrades. We estimate another $9.0 million dollars to be used for the purchase and construction of two new facilities, one in the Netherlands that was purchased in the three months ended July 3, 2005 to co-locate the consolidation of smaller Instrumentation and Thermal Fluid Controls Products segment facilities, and a newly constructed plant in China, to expand and relocate the current SKVC facility operated by our Energy Products segment. At July 3, 2005, we classified the former Instrumentation and Thermal Fluid Controls Netherlands facility, totaling $1.3 million, as held for sale. We expect the sale of this facility to be finalized by the end of the third quarter of 2005 and to recognize a marginal gain on the sale. For the new plant in China, we expect to receive Chinese government relocation benefits of at least $1.5 million in the first quarter of 2006 as compensation for the relocation of our current leased facility to a new owned site.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. On January 13, 2005, we completed an amendment to our revolving line of credit agreement that permits us to maintain a lower tangible net worth balance at the last day of any fiscal quarter. On the same date, we also completed a similar amendment to the tangible net worth clause in the letter of credit agreements that we have in connection with the two industrial revenue bonds. We were in compliance with all covenants related to our existing debt obligations at July 3, 2005 and December 31, 2004. In October 2002, 2003, and 2004 we made the first, second and third of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $30.0 million as of July 3, 2005.

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

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively. During the three months ended July 3, 2005 we made a pension plan contribution of $1.0 million. Subsequent to the end of the second quarter of 2005 we made an additional pension plan contribution of $1.0 million and we expect that the total amount of annual plan contributions for 2005 and future years may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 3, 2005, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.3 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of July 3, 2005. An increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended July 3, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There was $0.5 million of net unrealized losses attributable to foreign currency forward contracts at July 3, 2005. As of July 3, 2005, we had forward contracts to sell currencies with a face value of $7.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, except for our recent acquisition of Loud for which we have not completed documentation, evaluation and testing of internal controls over financial reporting, as of the end of the period covered by this report, our disclosure controls and procedures are designed and were effective to give reasonable assurance that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting in connection with our three month period ended July 3, 2005 evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia,

Illinois, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, over 21,000 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to the Company’s products.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. As we previously have disclosed, we negotiated a revised cost sharing understanding with Leslie’s insurers which results in Leslie being responsible for 29% of its defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 3, 2005 and December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR NOTES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 27, 2005. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(i) Election of Directors: the following persons were elected as Class III directors for a three year term expiring at the Annual Meeting held in 2008.

	VOTES FOR	VOTES WITHHELD
David A. Bloss Sr.	12,459,130	1,585,925
Thomas E. Callahan	12,486,426	1,558,629

(ii) Approval of the Company’s Amended and Restated 1999 Stock Option and Incentive Plan : The Company’s Amended and Restated 1999 Stock Option and Incentive Plan was approved. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
5,317,312	5,239,335	3,488,636

ITEM 5. OTHER INFORMATION

The following information was reportable by us in Current Reports on Form 8-K during the quarterly period ended July 3, 2005 as events falling under Item 1.01 of Form 8-K (“Entry into a Material Definitive Agreement”), but was not so reported:

On May 4, 2005, the Company entered into an Executive Change of Control Agreement with Susan M. McCuaig in connection with Ms. McCuaig’s recent appointment as Vice President of Human Resources of the Company. Under the Change of Control Agreement, if a “change in control” (as defined in the Agreement) occurs and Ms. McCuaig’s employment is terminated by the Company without cause or by Ms. McCuaig with good reason within 12 months of such change in control, Ms. McCuaig will receive a lump sum amount in cash equal to one times the sum of her then current base salary and highest bonus during the three preceding fiscal years, all of her stock options and stock-based awards will become immediately exercisable, and she will be fully vested in any accrued benefit under the supplemental executive retirement plan. The Company will pay health insurance premiums for Ms. McCuaig and her family for one year. A copy of the Executive Change of Control Agreement is attached hereto as Exhibit 10.41.

ITEM 6. EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

10.41*	Executive Change of Control Agreement between CIRCOR International, Inc. and Susan M. McCuaig dated May 5, 2005.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: August 5, 2005	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: August 5, 2005	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: August 5, 2005	/s/ STEPHEN J. CARRIERE
Stephen J. Carriere
Vice President, Corporate Controller and Assistant Treasurer
Principal Accounting Officer