Form 10-Q
period 2005-10-02
CIRCOR INTERNATIONAL INC
filed 2005-11-04
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 19, 2005, there were 15,822,383 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 2, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,154	$58,653
Investments	4,308	4,155
Trade accounts receivable, less allowance for doubtful accounts of $2,171 and $2,549, respectively	63,967	64,521
Inventories	111,963	105,150
Prepaid expenses and other current assets	3,604	2,414
Deferred income taxes	4,810	6,953
Assets held for sale	473	—

Total Current Assets	228,279	241,846

PROPERTY, PLANT AND EQUIPMENT, NET	61,807	59,302
OTHER ASSETS:
Goodwill	144,475	120,307
Intangibles, net	4,808	1,424
Other assets	9,892	5,539

TOTAL ASSETS	$449,261	$428,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,557	$38,023
Accrued expenses and other current liabilities	25,395	22,519
Accrued compensation and benefits	10,367	7,971
Income taxes payable	2,351	1,362
Notes payable and current portion of long-term debt	17,459	15,051

Total Current Liabilities	96,129	84,926

LONG-TERM DEBT, NET OF CURRENT PORTION	28,057	27,829
DEFERRED INCOME TAXES	7,553	6,932
OTHER NON-CURRENT LIABILITIES	9,813	10,646
MINORITY INTEREST	—	4,650
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,822,383 and 15,430,305 issued and outstanding at October 2, 2005 and December 31, 2004, respectively	158	154
Additional paid-in capital	214,990	208,392
Retained earnings	78,164	64,293
Accumulated other comprehensive income	14,397	20,596

Total Shareholders’ Equity	307,709	293,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$449,261	$428,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net revenues	$109,222	$89,760	$330,117	$275,009
Cost of revenues	77,894	63,091	231,312	192,373

GROSS PROFIT	31,328	26,669	98,805	82,636
Selling, general and administrative expenses	23,669	20,591	71,802	61,673
Special charges	496	265	934	303

OPERATING INCOME	7,163	5,813	26,069	20,660

Other (income) expense:
Interest income	(172)	(181)	(486)	(536)
Interest expense	900	1,182	2,668	3,529
Other (income) expense, net	174	(241)	197	(291)

Total other expense	902	760	2,379	2,702

INCOME BEFORE INCOME TAXES	6,261	5,053	23,690	17,958
Provision for income taxes	1,955	1,770	8,055	6,285

NET INCOME	$4,306	$3,283	$15,635	$11,673

Earnings per common share:
Basic	$0.27	$0.21	$1.00	$0.76
Diluted	$0.27	$0.21	$0.97	$0.73
Weighted average number of common shares outstanding:
Basic	15,744	15,371	15,646	15,338
Diluted	16,228	15,825	16,079	15,885
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended
	October 2, 2005	September 26, 2004
OPERATING ACTIVITIES
Net income	$15,635	$11,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,633	7,561
Amortization	330	153
Compensation expense of stock based plans	764	461
Gain on sale of assets held for sale	(113)	(387)
Loss on sale of property, plant and equipment	20	191
Loss on write-down of assets held for sale	—	238
Equity in undistributed income of affiliates	(141)	(86)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	56	6,172
Inventories	(6,402)	(12,092)
Prepaid expenses and other assets	2,325	736
Accounts payable, accrued expenses and other liabilities	10,571	4,698

Net cash provided by operating activities	30,678	19,318

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,453)	(3,626)
Proceeds from the sale of property, plant and equipment	7	820
Proceeds from the sale of assets held for sale	1,472	3,030
Business acquisitions, net of cash acquired	(41,277)	(12,198)
Purchase price escrow release payments	(829)	(1,260)
Purchase of investments	(2,535)	(5,408)
Proceeds from sale of investments	2,535	5,408

Net cash used in investing activities	(52,080)	(13,234)

FINANCING ACTIVITIES
Proceeds from debt borrowings	4,580	322
Payments of debt	(3,221)	(3,559)
Dividends paid	(1,765)	(1,725)
Proceeds from the exercise of stock options	3,757	1,098

Net cash provided by (used in) financing activities	3,351	(3,864)

Effect of exchange rate changes on cash and cash equivalents	(1,448)	(367)

(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(19,499)	1,853
Cash and cash equivalents at beginning of period	58,653	58,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,154	$60,055

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$3,101	$6,842
Interest	$1,874	$2,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and SFAS No 148 “Accounting for Stock Based Compensation-Transaction and Disclosure” to stock based employee compensation (In thousands, except per share data):

	Three Months Ended
	October 2, 2005	September 26, 2004
Net income	$4,306	$3,283
Add stock-based compensation expense included in reported net income, net of tax	195	102
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(483)	(318)

Pro forma net income as if the fair value based method had been applied to all awards	$4,018	$3,067

Earnings per common share (as reported):
Basic	$0.27	$0.21
Diluted	$0.27	$0.21
Pro forma earnings per common share:
Basic	$0.26	$0.20
Diluted	$0.25	$0.19

	Nine months Ended
	October 2, 2005	September 26, 2004
Net income	$15,635	$11,673
Add stock-based compensation expense included in reported net income, net of tax	504	300
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(1,241)	(986)

Pro forma net income as if the fair value based method had been applied to all awards	$14,898	$10,987

Earnings per common share (as reported):
Basic	$1.00	$0.76
Diluted	$0.97	$0.73
Pro forma earnings per common share:
Basic	$0.95	$0.72
Diluted	$0.93	$0.69

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions for each of the respective years:

	October 2, 2005	September 26, 2004
Risk-free interest rate	3.9%	3.8%
Expected life (years)	6.4	7.0
Expected stock volatility	40.8%	32.8%
Expected dividend yield	0.6%	0.9%

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123 (R) requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. As a result our financial position and results of operations will be impacted in periods subsequent to 2005. See Note 11 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

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

(3) Investments

All investments are designated as available for sale and are shown below (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
October 2, 2005:
Guaranteed investment contracts maturing in various periods to September 2006 at rate of 2.5%	$4,308	$—	$—	$4,308

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,155	$—	$—	$4,155

(4) Inventories

Inventories consist of the following (In thousands):

	October 2, 2005	December 31, 2004
Raw materials	$37,905	$43,130
Work in process	37,479	33,221
Finished goods	36,579	28,799

	$111,963	$105,150

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of October 2, 2005 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2004	$101,291	$19,016	$120,307
Business acquisitions	25,265	1,866	27,131
Purchase price escrow release payments	533	296	829
Adjustments to preliminary purchase price allocation	—	(2,459)	(2,459)
Currency translation adjustments	(1,494)	161	(1,333)

Goodwill as of October 2, 2005	$125,595	$18,880	$144,475

The table below presents gross intangible assets and the related accumulated amortization as of October 2, 2005 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(5,037)
Trademarks and trade names	510	(151)
Land use rights	1,484	(354)
Customer relationships	1,727	(154)
Brand names	1,209	—
Other	555	(121)

Total	$10,625	$(5,817)

Net carrying value of intangible assets	$4,808

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 2, 2005 (In thousands):

	2005	2006	2007	2008	2009	After 2009
Estimated amortization expense	$75	$314	$261	$261	$259	$2,429

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended October 2, 2005
Net revenues	$59,031	$50,191	$—	$109,222
Intersegment revenues	—	13	(13)	—
Operating income (loss)	5,483	5,232	(3,552)	7,163
Interest income				(172)
Interest expense				900
Other expense, net				174

Income before income taxes				6,261

Identifiable assets	355,254	196,536	(102,529)	449,261
Capital expenditures	1,891	2,453	305	4,649
Depreciation and amortization	1,552	925	38	2,515
Three Months Ended September 26, 2004
Net revenues	$52,966	$36,794	$—	$89,760
Intersegment revenues	99	—	(99)	—
Operating income (loss)	5,756	2,642	(2,585)	5,813
Interest income				(181)
Interest expense				1,182
Other expense, net				(241)

Income before income taxes				5,053

Identifiable assets	285,319	183,276	(31,402)	437,193
Capital expenditures	249	464	44	757
Depreciation and amortization	1,443	1,080	43	2,566

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Nine months Ended October 2, 2005
Net revenues	$182,964	$147,153	$—	$330,117
Intersegment revenues	56	14	(70)	—
Operating income (loss)	21,877	14,293	(10,101)	26,069
Interest income				(486)
Interest expense				2,668
Other expense, net				197

Income before income taxes				23,690

Identifiable assets	355,254	196,536	(102,529)	449,261
Capital expenditures	6,315	4,817	321	11,453
Depreciation and amortization	4,824	3,027	112	7,963
Nine months Ended September 26, 2004
Net revenues	$159,469	$115,540	$—	$275,009
Intersegment revenues	333	—	(333)	—
Operating income (loss)	17,783	9,909	(7,032)	20,660
Interest income				(536)
Interest expense				3,529
Other expense, net				(291)

Income before income taxes				17,958

Identifiable assets	285,319	183,276	(31,402)	437,193
Capital expenditures	1,963	1,518	145	3,626
Depreciation and amortization	4,359	3,202	153	7,714

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

The total assets for each respective operating segment have been reported as the Identifiable assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate/Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Elimination for Identifiable assets. Corporate Identifiable assets, excluding intercompany assets and eliminations, were $31.3 million and $40.2 million for the periods ended October 2, 2005 and September 26, 2004, respectively.

(7) Special Charges

Special charges of $0.9 million recorded during the nine months ended October 2, 2005 consisted of severance costs of $1.1 million related to announced consolidations at our French facility, Sart Von Rohr (“SART”), and our European Instrumentation facilities, within the Instrumentation and Thermal Fluid Controls Products segment, and our Mallard Control and Hydroseal Valve (collectively “Mallard”) facilities in Texas within the Energy Products segment. These costs were offset by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility and a gain of $0.1 million related to the sale of a European Instrumentation building in the Netherlands classified as held for sale, within the Instrumentation and Thermal Fluid Controls Products segment. As a result of the consolidations there will be a reduction in force of approximately 13, 66 and 8 employee positions during the next six months at our SART, Mallard and European Instrumentation operations, respectively. Additional special charges related to the Mallard and European Instrumentation consolidations are expected to be incurred during the fourth quarter of fiscal 2005 and first quarter 2006.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2003	Charges 2004	Utilized 2004	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance October 2, 2005
	(in thousands)
Severance related	$193	$79	$(272)	$—	$1,134	$(623)	$511
Facility related	105	180	(195)	90	(90)	—	—

Total special charge reserve	$298	$259	$(467)	$90	$1,044	$(623)	$511

Gain on sale of assets held for sale		(194)			(110)
Asset write-down		238			—

Total special charges		$303			$934

Reserves remaining at October 2, 2005 mainly represent severance costs of $0.2 million related to the reduction in force at our SART and European Instrumentation facilities within the Instrumentation and Thermal Fluid Controls Products, as well as $0.3 million representing severance and employee relocation related costs at Mallard, within the Energy Products segment. We expect reserve amounts to be settled by the end of the second quarter of 2006.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	October 2, 2005			September 26, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,306	15,744	$0.27	$3,283	15,371	$0.21
Dilutive securities, common stock options and restricted stock units	—	484	—	—	454	—

Diluted EPS	$4,306	16,228	$0.27	$3,283	15,825	$0.21

	Nine months Ended
	October 2, 2005			September 26, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$15,635	15,646	$1.00	$11,673	15,338	$0.76
Dilutive securities, common stock options and restricted stock units	—	433	(0.03)	—	547	(0.03)

Diluted EPS	$15,635	16,079	$0.97	$11,673	15,885	$0.73

Options to purchase 233,200 shares of our common stock at exercise prices between $24.90 and $26.29 per share were not included in the computations of diluted earnings per share for the nine months ended October 2, 2005. Options to purchase 157,300 and 149,900 shares of our common stock at exercise prices between $19.63 and $23.80 per share were not included in the computation of diluted earnings per share for the three and nine months ended September 26, 2004, respectively. These options were excluded as they would be anti-dilutive because the exercise price was more than the average market price of our common stock during the periods.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended October 2, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of October 2, 2005, we had no forward contracts to buy or sell currencies.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended October 2, 2005 and September 26, 2004 consists of the following (In thousands):

	Three Months Ended		Nine months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income	$4,306	$3,283	$15,635	$11,673
Cumulative translation adjustments	1,824	(1,607)	(6,198)	(1,205)

Total comprehensive income	$6,130	$1,677	$9,437	$10,468

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

Contingencies

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 500 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendant) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.3 million at October 2, 2005. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four and one half years from October 2, 2005.

The following table contains information related to standby letters of credit instruments outstanding as of October 2, 2005 (In thousands):

Term Remaining	Maximum Potential Future Payments
0-12 months	$5,956
Greater than 12 months	5,386

Total	$11,342

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

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Service cost-benefits earned	$556	$614	$1,636	$1,739
Interest cost on benefits obligation	364	328	1,091	984
Prior service cost amortization	72	94	216	282
Estimated return on assets	(463)	(377)	(1,390)	(1,131)

Net periodic cost of defined pension benefit plan	$529	$659	$1,553	$1,874

(13) Acquisitions

On January 14, 2005, we acquired Loud Engineering & Manufacturing, Inc. (“Loud”) located in Ontario, California for approximately $34.7 million, net of acquired cash of $1.3 million and including $5.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $5.4 million escrow is included in Other Assets on our consolidated balance sheet. Loud is a leading designer and manufacturer of landing gear systems and related components for military helicopters and jets and is operated within our Instrumentation and Thermal Fluid Controls Products segment. Revenues for Loud in 2004 totaled approximately $17.0 million. The $25.3 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill. Purchase accounting will be finalized by the end of the first quarter of 2006 and may result in adjustments to identifiable assets as well as the identification of intangible assets that may be amortized and expensed over future periods.

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

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officer’s liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of October 2, 2005.

In conjunction with our follow-on offering in March 2001, we entered into an agreement with the underwriter, in which we agreed to indemnify the underwriter for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from the registration statement prepared in connection with this offering. The term and maximum potential amounts of this indemnification is not limited. However, our directors and officers liability insurance policy may provide certain coverage with respect to any such claims made against the Company. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal and, therefore, have no liabilities recorded from the agreement as of October 2, 2005.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of October 2, 2005.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 2, 2005 (In thousands):

Balance at December 31, 2004	$1,864
Provisions	945
Claims settled	(735)
Acquisitions	49
Currency translation adjustments	(117)

Balance at October 2, 2005	$2,006

(15) Subsequent Event

On October 3, 2005, we acquired Industria S.A. (“Industria”) located in Paris, France, for approximately $10.2 million in cash. Industria produces solenoid valves and components for commercial and military aerospace applications and will operate as part of our Aerospace Products business unit with our Instrumentation and Thermal Fluid Controls product segment.

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

Overview

CIRCOR International, Inc. is a leading provider of valves and other fluid control products for the instrumentation, aerospace, thermal fluid control and energy markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

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

Our growth strategy includes both internal product development and strategic acquisitions that complement and extend our current offering of engineered flow control products. During the last five years, we have made ten acquisitions that extended our product offerings. Our recent acquisitions include DQS International B.V. and Texas Sampling, Inc., which provided us with a larger presence in the analytical sampling market, Loud Engineering & Manufacturing, Inc. (“Loud”), which provided us with complementary aerospace component and subassembly manufacturing capabilities, Mallard Control Company (“Mallard”), which provided additional offerings in the energy products market and our most recent acquisition of Industria S.A. (“Industria”) in October 2005, which produces solenoid valves and components for primarily European commercial and military aerospace applications.

Regarding the third quarter 2005 operating results, we continued to benefit from: higher shipments to customers in certain key end-markets we serve, particularly oil & gas production; the acquisition of Loud in January 2005; customer selling price increases initiated during the past year; and savings as a result of three facility consolidations completed in 2004. We were negatively impacted by higher metals costs for raw materials, difficulties in obtaining supply of certain key components in a timely manner, a decline in our sales to the domestic municipal HVAC and US Navy markets, current year facility consolidation costs, and we were adversely affected by higher Section 404 of the Sarbanes-Oxley Act of 2002 related costs.

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

Allowance for Inventory

Our net inventory balance was $112.0 million as of October 2, 2005, compared to $105.2 million as of December 31, 2004. Our inventory allowance as of October 2, 2005 was $6.9 million, compared with $14.8 million as of December 31, 2004. During the nine months ended October 2, 2005, we disposed of approximately $10.3 million of excess, slow moving inventory. A majority of this disposed inventory was fully reserved in our inventory allowance as of December 31, 2004. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by historical usage information and estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Historical usage information and assumptions about future demand are the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Our methodology for allocating the purchase price relating to business acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of October 2, 2005 was $144.5 million, compared with $120.3 million as of December 31, 2004. The net increase was primarily related to: $25.3 million for the acquisition of Loud; $1.9 million for the acquisition of the remaining 40% joint venture interest in SKVC that we did not own; $0.8 million related to escrow releases associated with prior acquisitions offset by $2.5 million related to the finalization of allocation amounts associated with our April 2004 Mallard acquisition, and $1.3 million associated with foreign currency fluctuations.

During the second quarter of 2005, we finalized identifiable asset amounts associated with our April 2004 acquisition of Mallard. In connection with the finalization of our Mallard acquisition amounts, we recorded $3.4 million of intangible assets, associated with customer relationships, brand names, and non-competition agreements. Approximately $2.2 million of these intangible assets will be amortized over 10-15 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.2 million of intangible assets will not be amortized but will be subject to impairment tests. We expect to finalize identifiable asset amounts associated with our Loud and SKVC acquisitions by the end of the first and the second quarter of 2006, respectively.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, extraterritorial income exclusion, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 36.1%, 30.4%, and 36.0% for 2004, 2003, and 2002, respectively. For 2005, we expect an effective income tax rate of 34%. Our future effective tax rates could be adversely affected by a shift in earnings toward countries where we have higher statutory rates. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We recorded a valuation allowance of $0.9 million as of October 2, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. For 2005 and 2004, the expected long-term rate of return on plan assets used to estimate pension expenses was 8.50% and 8.75%, respectively. The discount rate used to estimate the net pension expenses for 2005 was 5.8% compared to 6.0% in 2004. The lower discount rate reflects the decline in global capital markets and interest rates at our plan’s September 2004 measurement date. The combined effect of these two assumption changes is expected to raise our projected benefit obligation by approximately $0.8 million and raise 2005 pension expense by approximately $0.2 million.

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

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively. During the nine months ended October 2, 2005 we made pension plan contributions totaling $2.0 million. We expect that the total amount of annual plan contributions for 2005 and subsequent years may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

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

Results of Operations for the Three Months Ended October 2, 2005 Compared to the Three Months Ended September 26, 2004.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended October 2, 2005 and September 26, 2004:

	Three Months Ended
	October 2, 2005		September 26, 2004		% Change
	(Dollars in thousands)
Net revenues	$109,222	100.0%	$89,760	100.0%	21.7%
Cost of revenues	77,894	71.3	63,091	70.3	23.5

Gross profit	31,328	28.7	26,669	29.7	17.5
Selling, general and administrative expenses	23,669	21.7	20,591	22.9	14.9
Special charges	496	0.5	265	0.3	87.2

Operating income	7,163	6.6	5,813	6.5	23.2
Other (income) expense:
Interest expense, net	728	0.7	1,001	1.1	(27.3)
Other (income) expense, net	174	0.2	(241)	(0.3)	172.2

Total other expense	902	0.8	760	0.8	18.7

Income before income taxes	6,261	5.7	5,053	5.6	23.9
Provision for income taxes	1,955	1.8	1,770	2.0	10.5

Net income	$4,306	3.9%	$3,283	3.7%	31.2%

Net Revenue

Net revenues for the three months ended October 2, 2005 increased by $19.5 million, or 21.7%, to $109.2 million from $89.8 million for the three months ended September 26, 2004. The increase in net revenues for the three months ended October 2, 2005 was attributable to the following:

	Three Months Ended
Segment	October 2, 2005	September 26, 2004	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$59,031	$52,966	$6,065	$3,429	$2,826	$(190)
Energy	50,191	36,794	13,397	—	12,942	455

Total	$109,222	$89,760	$19,462	$3,429	$15,768	$265

The Instrumentation and Thermal Fluid Controls Products segment accounted for 54% of net revenues for the three months ended October 2, 2005 compared to 59% for the three months ended September 26, 2004. The Energy Products segment accounted for 46% of net revenues for the three months ended October 2, 2005 compared to 41% for the three months ended September 26, 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $6.1 million, or 11.5%, for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004. The increase in revenues primarily resulted from an incremental $3.4 million from the January 2005 acquisition of Loud, together with organic increases in sales to general industrial and chemical processing end markets. Incoming orders increased 8.2%, excluding Loud, and benefited nearly every business unit primarily due to higher selling prices instituted by the businesses in the second half of 2004 and improved market activity.

Energy Products revenues increased by $13.4 million, or 36.4%, for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004. The increase in revenues was primarily the result of revenue increases at our Italian subsidiary, Pibiviesse and in our North American operations. Pibiviesse continues to be successful in winning and fulfilling orders for large international oil and gas projects primarily in the Middle East.

Gross Profit

Consolidated gross profit increased $4.7 million, or 17.5%, to $31.3 million for the quarter ended October 2, 2005 compared to $26.7 million for the quarter ended September 26, 2004. Consolidated gross margin decreased 100 basis points to 28.7% for the quarter ended October 2, 2005 from 29.7% for the quarter ended September 26, 2004.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.4 million for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004 and was the net result of a gross profit increase of $1.1 million from the incremental contribution of the January 2005 acquisition of Loud partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from inventory reductions, and unforeseen costs from decreased vendor performance.

Gross profit for the Energy Products segment increased $4.2 million for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004. The net gross profit increase was primarily the net result of an increase from higher unit shipments and price increases implemented by most business units.

Selling, General and Administration

Selling, general and administrative expenses increased $3.1 million, or 14.9%, to $23.7 million for the three months ended October 2, 2005 compared to $20.6 million for the three months ended September 26, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.7 million which resulted from incremental expense from our January 2005 acquisition of Loud.

Selling, general and administrative expenses for the Energy Products segment increased $1.4 million for increased sales personnel, higher commissions and variable compensation.

Corporate general and administrative expenses increased $1.0 million in the third quarter 2005 from the same period in 2004. The increase was primarily from higher compensation costs and Sarbanes-Oxley Section 404 compliance costs.

Special Charges

Special charges of $0.5 million were recognized for the three months ended October 2, 2005 compared to $0.3 million for the three months ended September 26, 2004. The special charges recognized in the quarter ending October 2, 2005 related to severance charges of $0.6 million incurred in connection with our announced consolidation and reduction in force at our Mallard, SART and European Instrumentation operations offset by a gain of $0.1 million on the sale of a building previously classified as held for sale in the Netherlands.

Operating Income

The change in operating income for the three months ended October 2, 2005 compared to the three months ended September 26, 2004 was as follows:

Segment	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	October 2, 2005	September 26, 2004
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,483	$5,756	$(273)	$387	$(645)	$(15)
Energy	5,232	2,642	2,590	—	2,515	75
Corporate	(3,552)	(2,585)	(967)	—	(967)	—

Total	$7,163	$5,813	$1,350	$387	$903	$60

Operating income increased $1.4 million, or 23.2%, to $7.2 million for the three months ended October 2, 2005 from $5.8 million for the three months ended September 26, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $0.3 million. The decrease from operations was primarily due to the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from inventory reductions, and unforeseen costs from decreased vendor performance. These items were offset incremental contributions from by the January 2005 acquisition of Loud, customer price increases that become effective in the second half of 2004, savings from facility closings completed in the first half of 2004, and lower inventory obsolescence provisions.

Operating income for the Energy Products segment increased $2.6 million, or 98.1% for the three months ended October 2, 2005, primarily due to the North American profitability improvements and Pibiviesse business units’ higher volume of shipments.

Interest Expense, Net

Interest expense, net, decreased $0.3 million to $0.7 million for the three months ended October 2, 2005 compared to approximately $1.0 million for the three months ended September 26, 2004. The $0.3 million reduction in interest expense, net was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2004.

Other Income / Expense, Net

Other income / expense, net was an expense of $0.2 million for the three months ended October 2, 2005 compared to other income of $0.2 million for the three months ended September 26, 2004. The other income / expense, net charge of $0.2 million for the three months ended October 2, 2005, was largely the result of foreign currency fluctuations in the euro, Canadian dollar and Chinese RMB in the current quarter versus the prior quarter.

Provision for Taxes

The effective tax rate was 31.2% for the three months ended October 2, 2005 which is a 1% year to date reduction in our effective tax rate to 34% from 35% used in 2004 and the first two quarters of 2005. This effective tax rate reduction is due to our expectation of higher domestic tax benefits and credits in 2005. The increase in income taxes in the three months ended October 2, 2005 compared to the three months ended September 26, 2004 was due to higher income before income taxes this year partially offset by the lower tax rate.

Net Income

Net income increased $1.0 million to $4.3 million for the three months ended October 2, 2005 compared to $3.3 million for the three months ended September 26, 2004. This net increase is primarily attributable to: higher volume shipments in our Energy Products Segment, incremental profit from acquisitions, customer price increases that became effective in the second half of 2004, cost reductions from closed facilities, a lower effective tax rate, and lower net interest expense which were partially offset by higher raw material costs, higher selling and commission expenses, incremental costs associated with lean initiatives and corporate expenses, which include higher Sarbanes-Oxley Section 404 costs.

Results of Operations for the Nine months Ended October 2, 2005 Compared to the Nine months Ended September 26, 2004.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended October 2, 2005 and September 26, 2004:

	Nine months Ended
	October 2, 2005		September 26, 2004		% Change
	(Dollars in thousands)
Net revenues	$330,117	100.0%	$275,009	100.0%	20.0%
Cost of revenues	231,312	70.1	192,373	70.0	20.2

Gross profit	98,805	29.9	82,636	30.0	19.6
Selling, general and administrative expenses	71,802	21.8	61,673	22.4	16.4
Special charges	934	0.3	303	0.1	208.3

Operating income	26,069	7.9	20,660	7.5	26.2
Other (income) expense:
Interest expense, net	2,182	0.7	2,993	1.1	(27.1)
Other (income) expense, net	197	0.1	(291)	(0.1)	167.7

Total other expense	2,379	0.7	2,702	1.0	(12.0)

Income before income taxes	23,690	7.2	17,958	6.5	31.9
Provision for income taxes	8,055	2.4	6,285	2.3	28.2

Net income	$15,635	4.7%	$11,673	4.2%	33.9%

Net Revenue

Net revenues for the nine months ended October 2, 2005 increased by $55.1 million, or 20.0%, to $330.1 million from $275.0 million for the nine months ended September 26, 2004. The increase in net revenues for the nine months ended October 2, 2005 was attributable to the following:

Segment	Nine months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	October 2, 2005	September 26, 2004
	(In thousands)
Instrumentation & Thermal Fluid Controls	$182,964	$159,469	$23,495	$12,236	$10,236	$1,023
Energy	147,153	115,540	31,613	4,858	24,279	2,476

Total	$330,117	$275,009	$55,108	$17,094	$34,515	$3,499

The Instrumentation and Thermal Fluid Controls Products segment accounted for 55% of net revenues for the nine months ended October 2, 2005 compared to 58% for the nine months ended September 26, 2004. The Energy Products segment accounted for 45% of net revenues for the nine months ended October 2, 2005 compared to 42% for the nine months ended September 26, 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $23.5 million, or 14.7%, for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $12.2 million from the January 2005 acquisition of Loud. The acquisition was complemented by additional organic increases in product sales to general industrial and chemical processing end markets. Incoming orders increased 7.4%, excluding Loud, and benefited nearly every business unit stemming largely from higher selling prices instituted by the businesses in the second half of 2004. During the first nine months of 2005, we experienced a softening in the municipal HVAC markets negatively impacting our Thermal Fluid Products group. Management expects market conditions to remain favorable during the remainder of 2005 for most of the general industrial, chemical processing and aerospace end markets. We expect that these items, coupled with the benefit from the January 2005 acquisition of Loud and the October 2005 acquisition of Industria may result in revenue increases of approximately 15% for the full year 2005 compared to the full year 2004.

Energy Products revenues increased by $31.6 million, or 27.4%, for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004. A portion of the increase in revenues was the net result of an incremental $4.9 million from the April 30, 2004 acquisition of Mallard. Revenues also increased $2.5 million as a result of the fluctuation of foreign currencies in the first nine months of 2005. The acquisition and foreign exchange impacts also were complemented by additional organic increases in revenues of $8.9 million at our North American operations, principally due to higher orders for short cycle maintenance, repair and overhaul business in North America markets. Another significant portion of this segment’s operational revenue increase for the nine month period ended October 2, 2005 as compared to the nine months ended September 26, 2004 totaling $15.4 million was at our Italian subsidiary, Pibiviesse. Pibiviesse continues to be successful in winning and fulfilling orders for large international oil and gas projects, a majority of which are for customers in the Middle East. Our expectations for the remainder of 2005 are that the combined strength of large international oil and gas project markets and our North American markets may result in revenue increases of approximately 20% for the full year 2005 compared to the full year 2004.

Gross Profit

Consolidated gross profit increased $16.2 million, or 19.6%, to $98.8 million for the nine months ended October 2, 2005 compared to $82.6 million for the nine months ended September 26, 2004. Consolidated gross margin of 29.9% for the nine months ended October 2, 2005 was essentially unchanged from the prior year period.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $6.6 million for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 and was primarily the result of two factors. Gross profit increased $4.4 million primarily from the incremental contribution of the January 2005 acquisition of Loud. This segment’s organic gross profit from on-going business units also increased $1.8 million in the nine months ended October 2, 2005 compared to the same period in 2004, due to savings from facility closings in 2004, higher volume of shipments, and customer price increases partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from inventory reductions, and unforeseen costs from decreased vendor performance.

Gross profit for the Energy Products segment increased $9.5 million for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004. The net gross profit increase was the result of $1.9 million from the incremental contribution of the April 2004 acquisition of Mallard, an increase of $0.6 million from foreign exchange, and a $7.0 million increase in on-going business units higher volume and price increases.

Selling, General and Administration

Selling, general and administrative expenses increased $10.1 million, or 16.4%, to $71.8 million for the nine months ended October 2, 2005 compared to $61.7 million for the nine months ended September 26, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $2.2 million primarily as a result from incremental expense from our January 2005 acquisition of Loud.

Selling, general and administrative expenses for the Energy Products segment increased $4.8 million, including $1.2 million from incremental expense from our April 2004 acquisition of Mallard, and $3.3 million in higher expenses for increased sales personnel, higher commissions and variable compensation.

Corporate general and administrative expenses increased $3.1 million for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2005. The increase was primarily from higher compensation related costs and Sarbanes-Oxley Section 404 compliance costs. Our expectation for the remainder of 2005 is that corporate general and administrative expenses will be approximately $14.4 million.

Special Charges

Special charges of $0.9 million were recognized for the nine months ended October 2, 2005 compared to $0.3 million for the nine months ended September 26, 2004. The special charges recognized in the nine months ending October 2, 2005 related to severance charges of $1.1 incurred in connection with our announced consolidation and reduction in force at our Mallard, SART and European Instrumentation, offset by a $0.1 million reversal of facility closure related costs recorded in 2004 and a $0.1 million gain on the sale of a former site in the Netherlands.

Operating Income

The change in operating income for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 was as follows:

Segment	Nine months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	October 2, 2005	September 26, 2004
	(In thousands)
Instrumentation & Thermal Fluid Controls	$21,877	$17,783	$4,094	$2,312	$1,676	$106
Energy	14,293	9,909	4,384	710	3,386	288
Corporate	(10,101)	(7,032)	(3,069)	—	(3,069)	—

Total	$26,069	$20,660	$5,409	$3,022	$1,993	$394

Operating income increased $5.4 million, or 26.2%, to $26.1 million for the nine months ended October 2, 2005 from $20.7 million for the nine months ended September 26, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $4.1 million. The increase included the January 2005 acquisition of Loud, customer price increases that became effective in the second half of 2004, savings from facility closings completed in the first half of 2004, and partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from inventory reductions, and unforeseen costs from decreased vendor performance.

Operating income for the Energy Products segment increased $4.4 million, or 44.2% for the nine months ended October 2, 2005, primarily due to higher volume of shipments by the North American and Pibiviesse business units and the incremental contribution from the April 2004 Mallard acquisition.

Based on our expected revenue increases over the prior year, we anticipate full year 2005 adjusted operating margins, which excludes the impact of special charges, in the Instrumentation and Thermal Fluid Controls Products Segment to approximate 12% and the Energy Products Segment to approximate 10%. Both segments are expected to be affected by increased competitive pricing and certain commodity metal prices increasing their cost of sales as well as facility consolidation costs.

Interest Expense, Net

Interest expense, net, decreased $0.8 million to $2.2 million for the nine months ended October 2, 2005 compared to approximately $3.0 million for the nine months ended September 26, 2004. The $0.8 million reduction in interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2004.

Other Income / Expense, Net

Other income / expense, net was an unfavorable change of $0.5 million for the nine months ended October 2, 2005 from the other income of $0.3 million for the nine months ended September 26, 2004. The other income/expense, net change for the nine months ended October 2, 2005, was largely the result of the unfavorable effects of foreign currency fluctuations from the Euro and Canadian dollar in the current year versus the prior year.

Provision for Taxes

The effective tax rate was 34% for the nine months ended October 2, 2005 which is a 1% decrease from the 35% used for the nine months ended September 26, 2004. This effective tax rate reduction is due to our expectation of higher domestic tax benefits and credits in 2005. The increase in income taxes in the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 was due to higher income before income taxes this year offset by the lower tax rate

Net Income

Net income increased $4.0 million to $15.6 million for the nine months ended October 2, 2005 compared to $11.7 million for the nine months ended September 26, 2004. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2004, higher volume shipments, cost reductions from closed facilities, gains from the favorable effect of foreign exchange rate changes, and lower net interest expense which was partially offset by offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from inventory reductions, and unforeseen costs from decreased vendor performance, higher selling and commission expenses, and corporate expenses.

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

The following table summarizes our cash flow activities for the nine months ended October 2, 2005 (In thousands):

Cash flow from:
Operating activities	$30,678
Investing activities	(52,080)
Financing activities	3,351
Effect of exchange rates on cash and cash equivalents	(1,448)

Decrease in cash and cash equivalents	$(19,499)

During the nine months ended October 2, 2005, we generated $30.7 million in cash flow from operating activities which was $11.4 million more than the cash flow generated during the nine months ended September 26, 2004, primarily due to accounts payable, accrued expenses, and other liability balance increases as well as profitability increases offset by increases in inventory and accounts receivable balances. The $52.1 million used by investing activities included a net $34.5 million used for the January 2005 acquisition of Loud, a net $6.9 million used for the May 2005 acquisition of the remaining 40.0% joint venture interest in SKVC that we did not own and $11.5 million used for the purchase and construction of buildings and capital equipment. Financing activities provided $3.4 million which included: a net $1.4 million of debt balance borrowings and $3.8 million of proceeds from the exercise of stock options offset by $1.8 million used to pay dividends to shareholders. In addition, to help fund the acquisition of Loud we borrowed $2.0 million from our revolving credit facility in January 2005 and repaid this amount in February 2005. At October 2, 2005 we had temporary borrowings of $1.9 million from one of our lines of credit which were repaid during the same period.

The ratio of current assets to current liabilities as of October 2, 2005 was 2.4:1 and 2.8:1 at December 31, 2004. Cash and cash equivalents were $39.2 million as of October 2, 2005 compared to $58.7 million as of December 31, 2004 primarily as a result of cash utilized for the acquisitions of Loud and SKVC. Total debt as a percentage of total equity was 14.8% as of October 2, 2005 compared to 14.6% as of December 31, 2004. As of October 2, 2005, we had $4.3 million of investments designated as available for sale and readily convertible to cash should the need for additional working capital arise.

As of October 2, 2005 and December 31, 2004, we had $75.0 million available under our unsecured revolving credit facility to support our acquisition program, working capital requirements and for general corporate purposes. As of October 2, 2005 and December 31, 2004, we had no amounts outstanding under our revolving credit facility. Subsequent to October 2, 2005, we temporarily borrowed $8.6 million and expect to repay this amount by December 31, 2005.

Regarding 2005 investing activities, we paid a net $34.5 million of net cash for Loud. This $34.5 million was net of $1.3 million of cash acquired and included $5.4 million placed in escrow. To fund that purchase, we used $34.0 million of our cash and equivalents and borrowed $2.0 million from our revolving credit facility that was repaid in February 2005. The acquisition of SKVC was funded through available operating cash balances. Our 2005 budget for capital expenditures is approximately $17.0 million and we expect to fund these capital expenditures from existing cash and by ongoing operations. Approximately $8.0 million of that capital expenditure total is for cost saving initiatives and equipment upgrades. We estimate another $9.0 million to be used for the purchase and construction of two new facilities, one in the Netherlands that was purchased in the three months ended July 3, 2005 to co-locate the consolidation of smaller Instrumentation and Thermal Fluid Controls Products segment facilities, and a newly constructed plant in China, to expand and relocate the current SKVC facility operated by our Energy Products segment. At October 2, 2005, we classified an Energy Products facility located in Beaumont, Texas totaling $0.5 million, as held for sale. We expect the sale of this facility to be finalized within one year. For the new plant in China, we expect to receive Chinese government relocation benefits of at least $1.5 million in the first quarter of 2006 as compensation for the relocation of our current leased facility to a new owned site. On October 3, 2005, we acquired Industria S.A. located in France for $10.2 million in cash.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders;

acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. On January 13, 2005, we completed an amendment to our revolving line of credit agreement that permits us to maintain a lower tangible net worth balance at the last day of any fiscal quarter. On the same date, we also completed a similar amendment to the tangible net worth clause in the letter of credit agreements that we have in connection with the two industrial revenue bonds. We were in compliance with all covenants related to our existing debt obligations at October 2, 2005 and December 31, 2004. In October 2002, 2003, and 2004 we made the first, second, and third of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $30.0 million as of October 2, 2005. We made the fourth $15.0 million principle payment on October 19, 2005.

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

We contributed $2.3 million and $3.0 million to our pension plan trust during the fiscal years ended December 31, 2004 and 2003, respectively. During the nine months ended October 2, 2005 we made a pension plan contribution of $2.0 million. We expect that the total amount of annual plan contributions for 2005 and future years may be in the range of $1.0 to $3.0 million. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. See Note 11 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2004 for further information.

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

Interest Rate Risk

As of October 2, 2005, our primary interest rate risk relates to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. We have $12.4 million in outstanding industrial revenue bonds and no outstanding borrowings under our revolving credit facility as of October 2, 2005. An increase in interest rates of 100 basis points would not have a material effect on our results of operations or cash flows.

Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying hedged transactions are completed, the contracts do not subject us to material risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of FASB Statement No. 133 for the three months ended October 2, 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no unrealized losses attributable to foreign currency forward contracts at October 2, 2005. As of October 2, 2005, we had no forward contracts to buy or sell currencies.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting in connection with our three month period ended October 2, 2005 evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 500 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendants) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to the Company’s products.

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

acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at October 2, 2005 and December 31, 2004.

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

CIRCOR INTERNATIONAL, INC.

Date: November 4, 2005	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: November 4, 2005	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 4, 2005	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer