Form 10-K
period 2005-12-31
CIRCOR INTERNATIONAL INC
filed 2006-03-01
CIK 1091883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $384,758,747.

As of February 16, 2006, there were 15,855,514 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 2, 2006. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2005.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on their website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investor Relations” hyperlink. The information on our website is not part of or incorporated by reference in this Annual Report.

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

Our Business

We design, manufacture and distribute a broad array of valves and related fluid control products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 16 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Energy Products. As of December 31, 2005, our products were sold through more than 1,900 distributors and we serviced more than 12,000 customers in over 119 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to address our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group—The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, solenoid valves, couplers, regulators, switches, strainers and samplers. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Loud Engineering; Industria; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; SART von Rohr; Rockwood Swendeman; Spence Strainers; Dopak Sampling Systems, Texas Sampling, Tomco Quick Couplers and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products Group accounted for $251.2 million, or 56%, of our net revenues for the year ended December 31, 2005.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. (“Spence Strainers”) and added a wide variety of strainers to expand our industrial products line. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and affiliates (“RTK”) and Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for nearly 80 years. Due to the reputation of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

In February 2006 we acquired Hale Hamilton Valves Limited (“Hale Hamilton”). Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high technology industrial markets.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of miniature instrumentation valves, we have acquired fourteen businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions included Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke, Inc. (“Hoke”) in July 1998, GO Regulator in April 1999, Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“U.S. Para Plate”) in October 2002, DQS International (“DQS”) in November 2003, Texas Sampling, Inc. (“TSI”) in December 2003, Loud Engineering & Manufacturing (“Loud”) in January 2005 and Industria S.A. (“Industria”) in October 2005. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. The Atkomatic product line consists of heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. The GO Regulator products include a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. The Tomco brand is a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. The U.S. Para Plate products involve high-pressure valves and regulators for aerospace and military applications. DQS and TSI manufacture and sell analytical sampling products. Loud is a designer and manufacturer of landing gear systems and related components for military helicopters and jet aircraft, and Industria produces solenoid valves and components for commercial and military applications.

We significantly expanded the breadth of our instrumentation fluid control product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provided us with a leading line of Gyrolok® compression tube fittings, as well as instrumentation ball valves, plug valves, manifolds, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. Furthermore, Hoke, with nearly 54% of its 2005 revenues derived from outside of the United States, significantly expanded our geographic marketing and distribution capabilities. We have integrated administrative and distribution activities of Circle Seal and Hoke to further reduce costs. We believe that our ability to provide various instrumentation markets with complete fluid-control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke, GO Regulator, Tomco, DQS, and TSI.

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

Energy Products Group—During 2004, we renamed our Petrochemical Products Group to the Energy Products Group. The Energy Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pressure regulators and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Energy Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy Products Group consists primarily of the following product brand names: KF Industries; KF Contromatics; Pibiviesse; Circor Energy Products Canada; Mallard Control, Hydroseal, and SKVC.

The Energy Products Group accounted for $199.3 million, or 44%, of our net revenues for the year ended December 31, 2005.

We entered the energy products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries, Inc. (“KF Industries”) in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse S.p.A. (“Pibiviesse”), based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties, Inc. (now referred to as “Circor Energy Products Canada”) to KF Industries. Circor Energy Products Canada had been one of KF Industries’ largest distributors and, with its acquisition, KF Industries increased its presence in Canada, as well as introduced Circor Energy Products Canada’s products (check valves, pipeline closures, and specialty gate valves) through its worldwide representative network. Circor Energy Products Canada also has assumed the Canadian sales activities for other of our Energy Products Group companies to strengthen our overall sales presence in Canada. During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications. In April 2004, we acquired Mallard Control Company and its wholly-owned subsidiary, Hydroseal, (“Mallard”) which produces control valves, relief valves, pressure regulators, and other related products primarily for oil and gas production and processing and other petrochemical applications. During 2005, we merged the operations of Mallard and Hydroseal into KF Industries’ Oklahoma City facility and renamed the resulting entity Circor Energy Products Inc. (“CEP”). As a result, CEP now manufacturers and sells product under the KF industries, Mallard Control, Hydroseal Valve and Contromatics names.

In May 2005, we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Company, Ltd. (“SKVC”), located in Suzhou, People’s Republic of China. SKVC manufactures two-inch through twenty-four-inch carbon and stainless steel ball valves. We sell products manufactured by SKVC to customers worldwide for oil and gas applications. In February 2006, we acquired Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to the North American oil and gas markets.

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

Aerospace Markets. The commercial and military aerospace markets we serve include valve and component applications used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such applications as ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

Pharmaceutical, Medical and Analytical Instrumentation Markets. The pharmaceutical industry uses our products in research and development, analytical instrumentation and process measurement applications. We also market our products to original equipment manufacturers of surgical and medical instruments. Representative applications include: surgical and medical instruments; orthopedic devices and surgical supplies; diagnostic reagents; electro-medical equipment; x-ray equipment; and dental equipment.

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

Products

The following table lists the principal products and markets served by each of the businesses within our two product groups. Within the majority of our product lines, we believe that we have competitively broad product offerings in terms of distinct designs, sizes and configurations of our valves and related products.

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group
Aerodyne Controls	Pneumatic manifold switches; mercury- free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive
Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; gauges; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles
CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing
Dopak Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries
GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors
Hale Hamilton	Stop valves; relief valves; pressure regulators; reducing stations; filling systems	Maritime and naval defense; industrial gas; high technology industrial
Hoke	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators; modular analyzer systems	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors
Industria	Solenoid valves and components	Aerospace; commercial and military
Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut- off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing
Loud Engineering	Landing gear systems; struts; solenoids; actuators	Aerospace; military

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)
Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing
RTK and SART	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical
Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial
Spence Strainers	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC
Texas Sampling	Closed loop sampling systems	Refining and pharmaceutical
Tomco	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation
U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems
Energy Products Group
KF Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing
KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing
Circor Energy Products Canada	Mud valves; pipeline closures; check valves and specialty gate valves	Oil and gas exploration; production; refining and transmission
Mallard Control	Control valves; relief valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications
Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission
Sagebrush	Pipeline flow control and measurement systems	Oil and gas production; refining and transmission
SKVC	Flanged and floating ball valves	Oil and gas exploration; production; refining and transmission; chemical processing

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

Manufacturing

We have fully-integrated and highly automated manufacturing capabilities including machining operations, assembly and testing. We also purchase machined components and finished valves to supplement our internal manufacturing capacity and to lower our overall cost of less sophisticated valve products. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron, steel and aluminum components. We believe that our fully-integrated manufacturing capabilities of critical components are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. In order to further improve our profitability and increase working capital turns, we consolidated additional facilities in 2005 and started implementation of lean manufacturing techniques, beginning with training employees at our larger U.S. plants and conducting associated Kaizan events in our internal manufacturing processes. We also continued to further expand our foreign sourcing programs.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $15.0 million, $5.3 million, and $6.8 million on capital expenditures for the years ended December 31, 2005, 2004, and 2003, respectively. Capital expenditures for 2005 include $7.4 million related to the purchase of new facilities in China and the Netherlands. Depreciation expense for these periods was $9.8 million, $9.7 million, and $9.6 million, respectively.

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

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2005, 2004, and 2003, were $1.9 million, $1.6 million, and $2.4 million, respectively. As a result of relocating certain research and development functions to locations with lower operating costs during 2003 and 2004 as well as open staff positions during 2004, net research and development costs in 2004 and 2005 were less than our historical levels.

Raw Materials

The raw materials used most often in our production processes are stainless steel, carbon steel, aluminum, bronze, and brass. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and have recently experienced constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

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

The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; Samson AG; Spirax-Sarco Engineering plc; Masonneilan (a division of Dresser, Inc.); Flowseal (a division of Crane Co.); Fisher (a division of Emerson Electric Company); ASCO; and Tescom (a division of Emerson Electric Company).

The primary competitors of our Energy Products Group include: Cooper Cameron Corporation; Apollo (a unit of Conbraco Industries, Inc.); Jamesbury, Inc. (a unit of Metso USA which is part of the Metso Corporation); Balon; Worcester Controls Corp. (a unit of Flowserve); Crane Co.; Velan Valve Corporation; and Kitz Corporation.

Trademarks and Patents

We own patents that are scheduled to expire between 2006 and 2024 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2005, no single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Energy Products Group.

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

Backlog

Our total order backlog was $190.9 million as of February 10, 2006, compared to $144.8 million as of February 18, 2005. We expect all but $18.1 million of the backlog at February 10, 2006 will be shipped by December 31, 2006. The change in our backlog was primarily due to increased orders for major international oil and gas projects and the acquisitions of Industria in October 2005 and Sagebrush and Hale Hamilton in February 2006.

Employees

As of December 31, 2005, our worldwide operations directly employed approximately 2,300 people. We have 73 employees in the United States who are covered by a single collective bargaining agreement. We also have 155 employees in Italy, 169 employees in France, 41 in the Netherlands, and 109 employees in Germany covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time. Our February 2006 acquisitions of Hale Hamilton and Sagebrush included approximately 200 and 112 employees, respectively. A majority of the Hale Hamilton employees are located in England and all of the Sagebrush employees are located in the United States, none of whom are subject to collective bargaining agreements.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2005, we capitalized approximately $0.2 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.4 million related to environmental and safety control facilities. We also expect to capitalize $0.5 million related to environmental and safety control facilities during the year ending December 31, 2006 and also expect to incur and expense charges of approximately $0.5 million related to environmental during the year ending December 31, 2006.

Item 1A.    Risk Factors

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

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning (“HVAC”), maritime, pharmaceutical, and medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset.

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

Terrorist attacks have negatively impacted general economic, market and political conditions. In particular, terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions appear to be improving, additional terrorist acts or acts of war (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current tensions in Iraq and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are not insured for losses and interruptions caused by terrorist acts and acts of war for our aviation products.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly, or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005, we embarked on a company wide program to implement lean manufacturing techniques. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes our anticipated profitability may suffer.

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

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary instrumentation and thermal fluid controls and energy products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire in the future will achieve revenues, profitability or cash flows that justify our investment in them. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

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

Some of our customer contracts require us to compensate them if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. During 2004 and 2005 we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the closure suppliers, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. We are in the process of remediating or have taken steps to remediate these lower supplier performance issues and believe the diminished impact on profitability may be alleviated. A continuation of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

A change in international governmental policies or restrictions could result in decreased availability and increased costs for certain components and finished products that we outsource, which could adversely affect our profitability.

Like most manufacturers of fluid control products, we attempt, where appropriate, to reduce costs by seeking lower cost sources of certain components and finished products. Many such sources are located in developing countries such as the People’s Republic of China, India and Taiwan, where a change in governmental approach toward U.S. trade could restrict the availability to us of such sources. In addition, periods of war or other international tension could interfere with international freight operations and hinder our ability to take delivery of such components and products. A decrease in the availability of these items could hinder our ability to timely meet our customers’ orders. We attempt, when possible, to mitigate this risk by maintaining alternate sources for these components and products and by maintaining the capability to produce such items in our own manufacturing facilities. However, even when we are able to mitigate this risk, the cost of obtaining such items from alternate sources or producing them ourselves is often considerably greater, and a shift toward such higher cost production could therefore adversely affect our profitability.

The costs of complying with existing or future environmental regulations, and curing any violations of these regulations could increase our expenses or reduce our profitability.

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

If either Management or our independent registered public accounting firm identifies one or more material weaknesses in internal control over financial reporting that exist as of the end of our fiscal year, the material weakness(es) will be reported either by management in its self assessment or by our independent registered public accounting firm in their report or both, which may result in a loss of public confidence and could have an adverse affect on our business and our stock price. This could also result in significant additional expenditures responding to the Section 404 internal control audit and a diversion of management attention.

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

Our senior note purchase agreement, dated October 19, 1999, outstanding industrial revenue bonds, and our revolving credit facility agreement, dated December 20, 2005, govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

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

Item 1B.     Unresolved Staff Comments

None

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

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York; Berlin, Connecticut; Ontario, California, Le Plessis Trevise, France, and Spartanburg, South Carolina; are leased. The Energy Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Alberta, Canada, Beaumont, Texas; a distribution center in Oklahoma City, Oklahoma are leased. Certain of our facilities are subject to collateral assignments under loan agreements with long-term lenders.

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

We, like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and

Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 600 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendant) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the year covered by this Annual Report to a vote of security holders through solicitation of proxies or otherwise.

Part II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note 18 to the consolidated financial statements included in this Annual Report.

During the first quarter of 2006, we declared a dividend of $0.0375 per outstanding common share payable on March 24, 2006 to shareholders of record on March 10, 2006.

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

As of February 16, 2006, there were 15,855,514 shares of our common stock outstanding and we had 103 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 26, 2005, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

The information appearing under the section “New Benefit Plans” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2006 is incorporated herein by reference.

Item 6.     Selected Financial Data

The following table presents certain selected financial data that has been derived from our audited consolidated financial statements and notes related thereto and should be read along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes included in this Annual Report.

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from our audited consolidated financial statements not included in this Annual Report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004(3)	2003	2002	2001
Statement of Operations Data (1):
Net revenues	$450,531	$381,834	$359,453	$331,448	$343,083
Gross profit	132,675	107,569	105,512	98,285	103,477
Goodwill amortization expense	–	–	–	–	2,737
Operating income	33,005	21,934	29,987	30,374	33,617
Income before interest and taxes	32,861	22,168	30,824	31,060	33,096
Net income	20,383	11,803	17,873	15,577	15,596
Balance Sheet Data:
Total assets	$460,380	$428,418	$423,863	$390,734	$386,121
Total debt (2)	33,491	42,880	61,059	77,990	97,662
Shareholders’ equity	310,723	293,435	275,160	243,659	222,440
Total capitalization	344,214	336,315	336,219	321,649	320,102
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$45,326	$29,249	$58,646	$25,057	$44,856
Investing activities	(60,899)	(10,107)	(20,981)	(23,241)	(14,501)
Financing activities	(10,304)	(19,536)	(19,517)	(20,636)	18,609
Net interest expense	2,810	3,690	5,151	6,721	7,102
Capital expenditures	15,021	5,287	6,823	4,418	4,950
Diluted earnings per common share	$1.27	$0.74	$1.14	$1.00	$1.04
Diluted weighted average common shares outstanding	16,019	15,877	15,675	15,610	15,023
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	The statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 includes, respectively, $1.6 million, $0.3 million, $1.4 million, $0.7 million, and $0.2 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants.
(2)	Includes capital leases obligations of: $1.7 million, $0.1 million, and $0.1 million as of December 31, 2005, 2004 and 2003, respectively. We did not have capital lease obligations as of December 31, 2002 and 2001.
(3)	Results for the year ended December 31, 2004 include a $6.6 million pre-tax charge for an inventory write-down related to a change in our warehousing and inventory carrying practices.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the industrial, aerospace and petrochemical markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

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

Our growth strategy includes both organic sales increases as well as strategic acquisitions that complement and extend our current offering of engineered flow control products. For organic growth,

our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last five years that extended our product offerings. Ten of these acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. During the last three years, our acquisitions of DQS and TSI in 2003 provided us with a larger presence in the analytical sampling market. In April 2004, we acquired Mallard; which added to our Energy Products segment and our acquisitions of Loud in January 2005 and Industria in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired Hale Hamilton, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding our 2005 financial results, we had a number of improvements over 2004. Our 2005 revenues increased over 2004 and included significant organic growth in many of the key end markets we serve, especially shipments to large international oil and gas projects. Our fiscal 2005 performance also benefited from three strategic acquisitions: Loud and Industria acquired in 2005, plus the full year impact of Mallard, acquired in April 2004. Net income in 2005 increased significantly over 2004, benefiting from the contribution of increased revenues and reduced inventory write-downs. The profit contribution from the higher sales volume plus customer price increases was partially offset by higher costs from new initiatives. For example, in order to further improve our profitability and increase working capital turns, we consolidated additional facilities in 2005 and started implementation of lean manufacturing techniques, beginning with training employees at our larger U.S. plants and conducting associated kaizan events in our internal manufacturing processes. We also continued to further expand our foreign sourcing programs, especially for certain businesses in our Instrumentation and Thermal Fluid Products segment. While all of these initiatives are investments to improve the long-term financial health of the Company, we did incur higher costs in 2005 as a result of these actions. In 2005 we reduced our debt, resulting in a low debt-to-capital ratio of 9.7%, and also reduced working capital, net of cash, to 16.3% of revenues.

We also generated a significant amount of cash in 2005. Cash flow from operating activities was $45.3 million, or 10.0% of revenues, an increase of $16.0 million compared to $29.2 million generated in 2004. We continue to believe our largest opportunity to generate increased cash flow from operating activities is by further reducing our inventories. To help us with the lean manufacturing initiatives, we have engaged a consulting firm to assist us with their implementation. With the assistance of this consulting firm, we expect to improve our inventory turns and systemically quicken our order fulfillment processes over the next few years. We also used a significant amount of cash in 2005, including net cash payments of $51.6 million primarily for the Loud and Industria acquisitions and the buyout of the minority interest in SKVC, $15 million on capital expenditures, and a scheduled payment of $15 million to reduce our senior notes. As we ended 2005, we maintained a position of having nearly as much cash and cash equivalents as debt.

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

Allowance for Inventory

Our net inventory balance was $107.7 million as of December 31, 2005, compared to $105.2 million as of December 31, 2004. Our inventory allowance as of December 31, 2005 was $7.7 million, compared with $14.8 million as of December 31, 2004. The reduction in our inventory allowance in 2005 is primarily attributable to the disposal of inventory included in the 2004 allowance. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory obsolescence was $3.2 million, $10.7 million, and $4.2 million, for 2005, 2004, and 2003, respectively.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

In the fourth quarter of 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write-down our inventories. We disposed of $10.9 million of inventory in 2005.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of December 31, 2005 was $140.2 compared with $120.3 million as of December 31, 2004. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2005, 2004, or 2003.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of acquisition-related costs, research and product development tax credits, extraterritorial income exclusion, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 32.2%, 36.1%, and 30.4%, for 2005, 2004, and 2003, respectively. For 2006, we expect an effective income tax rate of 32%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2005, deferred income tax liabilities increased primarily due to purchase accounting adjustments relating to non-goodwill intangibles. The increase in the gross deferred tax asset relating to credit carryforwards resulted from the foreign tax associated with a distribution from one of our foreign subsidiaries, against which we have recorded a valuation allowance.

At December 31, 2005, our total valuation allowance is $11.1 million, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Pension Benefits

We maintain pension benefit plans for our employees in the United States. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. The expected long-term rate of return on plan assets used to estimate pension expenses was 8.5% for 2005 compared to 8.75% in 2004. The discount rate used to estimate the net pension expenses for 2005 was 5.8% compared to 6.0% in 2004. The lower discount rate reflected the decline in global capital markets and interest rates. The combined effect of the reduced expected long-term rate of return and discount rate we utilized for 2005 raised our projected benefit obligation by approximately $0.8 million and raised our 2005 pension expense by approximately $0.1 million.

Plan assets are comprised of equity investments of companies in the United States with large and small market capitalizations; fixed income securities issued by the United States government, or its agencies; and certain international equities. There are no common shares of CIRCOR International, Inc. in the plan assets.

Unrecognized actuarial gains and losses in excess of the 10% corridor are being recognized over approximately an eleven-year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2005, we had unrecognized net actuarial losses of $7.0 million.

The fair value of the defined benefit plan assets at December 31, 2005 exceeded the estimated accumulated benefit obligations primarily as a result of the cash contributions from the company, partially offset by the lower interest rates. See Note (13) to the consolidated financial statements for further information on the benefit plans.

During 2005, we made $2.0 million in cash contributions to our defined benefit pension plans. In 2006, we do not expect to make voluntary cash contributions, although global capital market and interest rate fluctuations will impact future funding requirements.

For 2006, we lowered our discount rate for pension liabilities by 30 basis points to 5.5% on a weighted average basis given the level of global interest rates. The effect of the reduction in the assumed discount rate is expected to raise our projected benefit obligation by approximately $1.5 million and raise 2006 pension expense by approximately $0.3 million.

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

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2005 and December 31, 2004:

	Year Ended
	December 31, 2005		December 31, 2004		% Change
	(Dollars in thousands)
Net revenues	$450,531	100.0%	$381,834	100.0%	18.0%
Cost of revenues	317,856	70.6	274,265	71.8	15.9

Gross profit	132,675	29.4	107,569	28.2	23.3
Selling, general and administrative expenses	98,040	21.7	85,332	22.3	14.9
Special charges	1,630	0.4	303	0.2	437.9

Operating income	33,005	7.3	21,934	5.7	50.5
Other (income) expense:
Interest expense, net	2,810	0.6	3,690	1.0	(23.8)
Other (income) expense, net	144	–	(234)	(0.1)	(161.5)

Total other expense	2,954	0.7	3,456	0.9	(14.5)

Income before income taxes	30,051	6.7	18,478	4.8	62.6
Provision for income taxes	9,668	2.1	6,675	1.7	44.8

Net income	$20,383	4.5	$11,803	3.1	72.7%

Net Revenue

Net revenues for the year ended December 31, 2005 increased by $68.7 million, or 18.0%, to $450.5 million from $381.8 million for the year ended December 31, 2004. The increase in net revenues for the year ended December 31, 2005 was attributable to the following:

Segment	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	December 31, 2005	December 31, 2004
	(In thousands)
Instrumentation & Thermal Fluid Controls	$251,276	$218,656	$32,620	$22,782	$10,298	$(460)
Energy	199,255	163,178	36,077	4,858	30,698	521

Total	$450,531	$381,834	$68,697	$27,640	$40,996	$61

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56% of net revenues for the year ended December 31, 2005 compared to 57% for the year ended December 31, 2004. The Energy Products segment accounted for 44% of net revenues for the year ended December 31, 2005 compared to 43% for the year ended December 31, 2004.

Instrumentation and Thermal Fluid Controls Products revenues increased $32.6 million, or 15.0%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in revenues was the net result of several factors. Revenues increased an incremental $18.6 million from the January 2005 acquisition of Loud and by $4.2 million from the acquisition of Industria in October 2005. The acquisitions were complemented by additional organic increases in product sales to general industrial and chemical processing end markets. Incoming orders increased 5.8%, excluding Loud and Industria, and benefited nearly every business unit stemming largely from higher selling prices instituted by the businesses in the second half of 2004 and in 2005. During mid 2005, we experienced a softening in the commercial HVAC projects market negatively impacting our Thermal Fluid Products group. In 2006, management expects market conditions to remain steady for most of the general industrial, chemical processing and aerospace end markets served by this segment. We expect a revenue increase approximating 4% for the full year 2006 compared to the full year 2005, plus approximately $12 million in incremental revenue from our October 2005 acquisition of Industria and approximately $30 million from our February 2006 acquisition of Hale Hamilton.

Energy Products revenues increased by $36.1 million, or 22.1%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. A portion of the increase in revenues was the net result of an incremental $4.9 million from the April 30, 2004 acquisition of Mallard. The acquisition impact also was complemented by additional organic increases in revenues as an escalation in worldwide demand for oil and natural gas motivated producers to increase their drilling, production, and distribution facilities. Revenues from our North American operations increased $10.3 million over 2004, and our Italian subsidiary, Pibiviesse, increased revenues $20.4 million over 2004. Pibiviesse continues to be successful in winning and fulfilling orders for large international oil and gas projects, a majority of which are for national energy companies in the Middle East. In 2006, our expectations for this segment’s revenues are to increase by 5% to 6% over 2005, plus approximately $20 million in incremental revenue from our February 2006 acquisition of Sagebrush.

Gross Profit

Consolidated gross profit increased $25.1 million, or 23.3%, to $132.7 million for the year ended December 31, 2005 compared to $107.6 million for the year ended December 31, 2004. Consolidated gross margin of 29.4% for the year ended December 31, 2005 was an increase of 120 basis points from the prior year period.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $9.2 million for the year ended December 31, 2005 compared to the prior year and was primarily the result of two factors: $8.0 million primarily from the incremental contribution of the 2005 acquisitions of Loud and Industria, and $1.2 million due to the net benefit of higher volume of shipments and customer price increases partially offset by higher raw material costs, especially stainless steel, unforeseen costs from decreased vendor responsiveness, and lower factory productivity.

Gross profit for the Energy Products segment increased $15.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The gross profit increase was the net effect of: $8.1 million from the higher sales volume and related customer pricing increases, net of additional operating costs to regain manufacturing productivity in our Oklahoma City plant after the summer and fall 2005 consolidation of two other U.S. plants into that facility, selected raw material shortages; a $6.2 million charge in the fourth quarter of 2004 primarily for slow-moving inventory that was not incurred in 2005, and $1.9 million from the April 2004 acquisition of Mallard.

Regarding both segments’ gross margins, we had anticipated developing a faster production capability in the key U.S. plants where we began to implement lean manufacturing initiatives which would have enabled us to complete facility consolidation projects more timely. However, added operational costs plus unforeseen constraints on the supply of certain raw materials and the inability of certain suppliers to respond to our increasing needs contributed to gross margins in both segments that were lower than our own expectations. In response to these issues, in 2006, we intend to strengthen our supplier management processes and foreign sourcing programs, re-direct lean initiatives to focus on manufacturing constraints, initiate further facility consolidations, and accelerate rationalization of the manufacturing of certain product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.7 million, or 14.9%, to $98.0 million for the year ended December 31, 2005 compared to $85.3 million for the year ended December 31, 2004.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $4.4 million primarily as a result from incremental expense from our 2005 acquisitions of Loud and Industria.

Selling, general and administrative expenses for the Energy Products segment increased $5.2 million, including $1.2 million from incremental expense from our April 2004 acquisition of Mallard, and $3.8 million in higher expenses in our other ongoing businesses for increased sales personnel plus higher commissions and variable compensation.

Corporate general and administrative expenses increased $3.1 million to $13.9 million for the year ended December 31, 2005 compared to $10.8 million the prior year. The increase was primarily from higher compensation related costs, staffing, project consulting fees, and corporate development expenses. Regarding corporate expenses, our 2006 estimate includes incremental equity-based compensation, compared to 2005. We will adopt the new accounting rule, (FAS 123(R)), requiring the expensing of stock options, which will include an additional pretax expense of $1.3 million or $0.05 per diluted share. We are also expecting an incremental pretax cost of $0.9 million or $0.04 per diluted share for restricted share units to be granted in 2006. These equity-based compensation increases will be partially offset by other 2006 expected reductions in consulting fees, variable compensation and audit fees.

Special Charges

Special charges of $1.6 million were recognized for the year ended December 31, 2005 compared to $0.3 million for the year ended December 31, 2004. The special charges recognized in the year ended

December 31, 2005 primarily related to severance charges of $1.7 million incurred in connection with our announced consolidation and reduction in force at our Mallard, SART and European Instrumentation businesses, offset by the release of a $0.1 million accrual for facility closure related costs recorded in 2004.

Operating Income

The change in operating income for the year ended December 31, 2005 compared to the year ended December 31, 2004 was as follows:

	Year Ended
Segment	December 31, 2005	December 31, 2004	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$27,842	$23,971	$3,872	$4,059	$(433)	$246
Energy	19,081	8,793	10,288	710	9,471	108
Corporate	(13,918)	(10,830)	(3,089)	–	(3,089)	–

Total	$33,005	$21,934	$11,071	$4,769	$5,949	$354

Operating income increased $11.0 million, or 50.5%, to $33.0 million for the year ended December 31, 2005 from $21.9 million for the year ended December 31, 2004.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the year ended December 31, 2005 increased $3.9 million. The increase included the acquisitions of Loud and Industria, customer price increases that became effective in the second half of 2004 and during 2005, savings from facility closings completed in the first half of 2004, and was partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unforeseen costs from decreased vendor performance, and lower factory productivity.

Operating income for the Energy Products segment increased $10.3 million, or 117% for the year ended December 31, 2005, primarily due to a $6.2 million charge in the fourth quarter of 2004 primarily related to charges in warehousing and inventory carrying practices, higher volume of shipments by the North American and Pibiviesse business units, the incremental contribution from the April 2004 Mallard acquisition, partially offset by higher expenses in our ongoing businesses for increased sales personnel plus higher commissions and variable compensation.

In 2006, based on our expected revenue increases over 2005, we anticipate full year 2006 adjusted operating margins, which excludes the impact of special charges, in the Instrumentation and Thermal Fluid Controls Products Segment to approximate 11% to 12% and the Energy Products Segment to approximate 10% to 11%. Both segments are expected to continue to be affected by keen competitive pricing, high raw material and energy costs as well as facility consolidation costs.

Interest Expense, Net

Interest expense, net, decreased $0.9 million to $2.8 million for the year ended December 31, 2005 compared to approximately $3.7 million for the year ended December 31, 2004. The reduction in net interest expense was primarily due to the $15.0 million lower outstanding balance of our senior unsecured notes since the principal payment in October 2004, partially offset by lower interest income in 2005 associated with lower invested cash, cash equivalents and investments in 2005 as compared to 2004.

Provision for Taxes

The effective tax rate was 32.2% for the year ended December 31, 2005 which was a 3.9% decrease from the 36.1% used for the year ended December 31, 2004. This effective tax rate reduction is due to higher domestic and international tax benefits and credits in 2005. The increase in income taxes in the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to higher income before income taxes this year offset by the lower tax rate.

Net Income

Net income increased $8.6 million to $20.4 million for the year ended December 31, 2005 compared to $11.8 million for the year ended December 31, 2004. This net increase is primarily attributable to the 2004 after tax charge for inventory of $4.3 million related to changes in our warehousing and inventory carrying practices, incremental profit from acquisitions, customer price increases, higher volume shipments, cost reductions from closed facilities, a lower income tax rate and lower net interest expense offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, production difficulties as we implement lean manufacturing processes and consolidate facilities, unabsorbed manufacturing costs resulting from inventory reductions, unforeseen costs from decreased vendor performance, and higher selling, commissions and corporate expenses.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

In 2004, many of the general industrial end markets we serve began to emerge from a multiple year slump. The stronger foreign currencies such as the Euro continued a positive effect on our 2004 financial results as well as the full year impact of the acquisitions of DQS and TSI purchased in the fourth quarter of 2003. We also acquired Mallard in April 2004 which added to our 2004 financial results. In 2004, the majority of our businesses focused on trimming spending proportional to customer order rates, completing the consolidation of three facilities and closing a fourth facility, developing new products and improving customer service levels to maintain and increase market share.

In the fourth quarter 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write down our inventories, the majority of which we disposed in 2005.

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

Energy Products revenues increased $4.5 million, or 2.8%, to $163.2 million for the year ended December 31, 2004 as compared to $158.7 million for the year ended December 31, 2003. The net increase in revenues for this segment was the net result of the Mallard acquisition which added $8.3 million of revenues and favorable foreign exchange rate changes which provided an additional $6.1 million of revenue, partially offset by $9.9 million of lower shipments to large international oil and gas projects during the second and third quarters of 2004.

Gross Profit

Gross profit from the Instrumentation and Thermal Fluid Controls Products segment increased $6.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily the result of the incremental gross profit of $6.4 million from the acquisitions of DQS and TSI in November and December 2003. The increase from acquisitions was supplemented by increases of $1.6 million from the foreign exchange effect of the stronger Euro and British Pound Sterling in 2004. The remaining gross profit decline of $1.5 million from 2003 is the net result of several factors including: lower unit volume to the maritime and general industrial customers; higher unit volume to aerospace customers; added manufacturing costs for three now-completed plant consolidations; higher raw material costs due to rising metals prices, partially offset by customer price increases instituted and affecting second half 2004 revenues; and a fourth quarter 2004 $0.9 million charge for inventory on the business decision to change warehousing and inventory carrying practices.

Gross profit for the Energy Products segment decreased a net $4.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Gross profit declined from 2003 from a $5.7 million charge in the fourth quarter of 2004, related to our decision to change our warehousing and inventory carrying practices, and by $3.0 million from lower unit volume and unfavorable mix of shipments to large international oil and gas projects and higher raw material costs due to rising metals prices, partially offset by customer price increases instituted and affecting second half 2004 revenues. These negative factors were offset by gross profit increases of $2.7 million from the Mallard acquisition plus a $1.5 million increase from the strengthened Euro and Canadian dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.2 million, or 15.1%, to $85.3 million, or 22.3% of net revenues for the year ended December 31, 2004 from $74.2 million, or 20.6% of net revenues for the year ended December 31, 2003.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $5.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Increases were the result of $4.5 million from the incremental expenses of our acquisitions in the fourth quarter 2003 of DQS and TSI, and a $1.2 million increase due to changes in foreign exchange rates.

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

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2005	2004
Cash flow provided by (used in):
Operating activities	$45,326	$29,249
Investing activities	(60,899)	(10,107)
Financing activities	(10,304)	(19,536)
Effect of exchange rates on cash balances	(1,664)	845

Increase (decrease) in cash and cash equivalents	$(27,541)	$451

During the twelve months ended December 31, 2005, we generated $45.3 million in cash flow from operating activities which was significantly higher than 2004 primarily due to increases in profitability and higher amounts of accrued liabilities offset by higher accounts receivable.

The $60.9 million used by investing activities included $51.6 million used for acquisitions. The acquisitions included $34.5 million cash for all the stock of Loud in January 2005; $9.5 million for all the stock of Industria; $6.8 million for the 40% of stock in our Chinese joint venture that we did not own, and $0.8 million of releases from restricted escrow for prior year acquisitions. To fund these acquisitions, we used $49.0 million of our cash and cash equivalents and borrowed $2.0 million from our revolving credit facility that was repaid in February 2005. Our 2005 capital expenditures were $15.0 million. Approximately $7.0 million of that capital expenditure total was for new products, cost savings and equipment upgrades. Another $7.4 million dollars was used to purchase two new facilities, one in Europe to co-locate the consolidation of smaller Instrumentation and Thermal Fluid Controls Products facilities, and a new plant in China, to replace the smaller SKVC’s facility operated by our Energy Products segment. For the new plant in China, we expect to receive Chinese government relocation benefits of approximately $1.5 million to aid in the relocation to our new, larger site.

We used $10.3 million of cash in financing activities that included: a net $11.7 million payment of debt balances and another $2.4 million used to pay dividends to shareholders, offset by $3.8 million of proceeds from the exercise of stock options.

The ratio of current assets to current liabilities was 1.9:1 at December 31, 2005 and 2.8:1 at December 31, 2004. Cash and cash equivalents were $31.1 million as of December 31, 2005 compared to $58.7 million as of December 31, 2004. Total debt as a percentage of total equity was 10.8% as of December 31, 2005 compared to 14.6% as of December 31, 2004.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving line of credit and we terminated the previously available $75 million line of credit. As of December 31, 2005 and 2004, we had no outstanding borrowings against the respective lines of credit. The $95 million revolving line of credit is available to support our acquisition program, working capital requirements and general corporate purposes. We borrowed approximately $56.0 million in February 2006 to fund our acquisitions of Hale Hamilton and Sagebrush.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2005 and 2004. In October 2002, 2003, 2004, and 2005 we made the first, second, third and fourth of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $15.0 million as of December 31, 2005.

We have generated net income and positive cash flow from operating activities since the company was formed in October 1999. In 2006, we expect cash flow from operating activities to exceed $45 million, with expected uses for capital expenditures of nearly $11 million, $15 million for the final payment of the 8.23% senior notes, and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2005 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:

Notes payable	$215	$215	$–	$–	$–
Current portion of long-term debt	26,998	26,998	–	–	–

Total short-term borrowings	27,213	27,213	–	–	–

Long-term debt, less current portion	6,278	–	690	486	5,102
Interest payments on debt	3,581	1,443	328	164	1,646
Operating leases	13,518	4,370	6,431	2,605	112

Total contractual cash obligations	$50,590	$33,026	$7,449	$3,255	$6,860

Other Commercial Commitments:

U.S. standby letters of credit	$3,404	$3,404	$–	$–	$–
International standby letters of credit	8,549	3,118	4,194	1,237	–
Commercial contract commitments	52,829	49,460	1,602	306	1,461

Total commercial commitments	$64,782	$55,982	$5,796	$1,543	$1,461

The most significant of our contractual cash obligations at December 31, 2005 related to our unsecured 8.23% senior notes totaling $15.0 million. We have one annual principal payment remaining of $15.0 million, payable on October 19, 2006. One of our industrial revenue bonds totaling $7.5 million is due in the fourth quarter of 2006. The interest on these unsecured 8.23% senior notes, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2006 and 2019 and interest rates ranging between 1.60% and 6.25%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments includes approximately $49.6 million of commitments related to open purchase orders. All but approximately $1.2 million of these open purchase orders are not expected to extend beyond 2006. As of December 31, 2005 we did not have any open purchase order commitments that extend beyond 2006.

We contributed $2.0 million and $2.3 million to our pension plan trust during the fiscal years ended December 31, 2005 and 2004, respectively, and we do not expect to make plan contributions for 2006. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Shared Base Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for CIRCOR’s interim and annual periods beginning after December 31, 2005. See Note 11 to the consolidated financial statements for further information.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”, which is effective for fiscal years beginning after June 15, 2005. FASB Statement No. 153 amends APB 29, Accounting for Nonmonetary Transactions. FASB Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. FASB Statement No. 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement did not impact our financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, to amend the guidance in Chapter 4”. FASB Statement No.151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Statement requires that those items be recognized as current-period charges. Additionally, FASB Statement No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to impact our financial position or results of operations.

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

Interest Rate Sensitivity Risk

As of December 31, 2005, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. The interest rates for our revolving credit facility and industrial revenue bonds fluctuate with changes in short-term borrowing rates. There were no borrowings under our revolving credit facility outstanding as of December 31, 2005. As of February 20, 2006 we have $61 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our credit facility in 2006 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2005, we did not have any forward contracts to buy or sell foreign currencies. There were no unrealized gains attributable to foreign currency forward contracts at December 31, 2005 and 2004. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Item 8.    Financial Statements and Supplementary Data

CIRCOR INTERNATIONAL, INC

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In our Forms 10-Q for the periods ended April 3, 2005, July 3, 2005 and October 2, 2005, we excluded the acquisition of Loud from our evaluation of disclosure controls and procedures. In evaluating Loud’s disclosure controls and procedures, we did not identify any disclosure controls and procedures that were not encompassed by Loud’s internal control over financial reporting. During each of the fiscal quarters ended April 3, 2005, July 3, 2005 and October 2, 2005 and for the fiscal year ended December 31, 2005, Loud represented approximately 4% of our total year-to-date net revenue and 8% of our total net assets, respectively.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s evaluation of internal control over financial reporting as of December 31, 2005 excluded an evaluation of the internal control over financial reporting of Loud Engineering and Manufacturing, Inc and Industria S.A. which we acquired in January and October 2005, respectively. Loud and Industria’s combined total revenues of $22.8 million and total assets of $54.9 million are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.

None

Part III

Item 10.     Directors and Executive Officers of the Registrant

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 2, 2006 is incorporated herein by reference.

Item 11.     Executive Compensation

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2006 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2006 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2006 is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

This information appearing under the section “Principal Accountant Fees and Services” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2006 is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	89

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)    Exhibits UPDATE

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

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to the Form 10.

Exhibit No.	Description and Location
3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10.

3.3

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001 – 14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

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

10.12

Executive Employment Agreement, as amended and restated, between CIRCOR, Inc. and David A. Bloss, Sr., dated as of September 16, 2005 is incorporated herein by reference to Exhibit 10.1 on Form 8-K, File No. 001 - 14962, filed with the Securities and Exchange Commission on September 20, 2005.

10.13*

Credit Agreement, dated as of December 20, 2005, by and among CIRCOR International, Inc., as Borrower, the Other Credit Parties party hereto, the Lenders party hereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and administrative agent, and Bank of America NA as Syndication Agent

10.14

Note Purchase Agreement, dated as of October 19, 1999, among CIRCOR International, Inc., a Delaware corporation, the Subsidiary Guarantors and each of the Purchasers listed on Schedule A attached thereto is incorporated herein by reference to Exhibit 10.20 to CIRCOR International, Inc.’s Current Report on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999.

10.15

Sharing agreements regarding the rights of debt holders relative to one another in the event of insolvency is incorporated herein by reference to Exhibit 10.21 on From 10 Q/A filed with the Securities and Exchange Commission on August 14, 2000.

Exhibit No.	Description and Location

10.16

. Executive Change of Control Agreement between CIRCOR International, Inc. and Andrew William Higgins dated February 15, 2005 is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.17

Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth W. Smith dated August 8, 2000 is incorporated herein by reference to Exhibit 10.24 on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.

10.18

Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III dated September 16, 2005 is incorporated herein by reference to Exhibit 10.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005.

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

10.21

Executive Change of Control Agreement between John W. Cope and CIRCOR, Inc. dated August 5, 2005 is incorporated herein by reference to Exhibit 10.8 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on August 9 2005.

10.22

First Amendment to Executive Change of Control Agreement between Kenneth W. Smith and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

10.23

Executive Change of Control Agreement between CIRCOR International, Inc. and Susan M. McCuaig dated May 5, 2005 is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2005

10.24

First Amendment to Executive Change of Control Agreement between Alan J. Glass and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.30 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2002.

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

10.29

Letter of Credit, Reimbursement and Guaranty Agreement dated as of March 3, 2004 among Leslie Controls Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and Sun Trust National Bank as Letter of Credit Provider thereto is incorporated herein by reference to Exhibit 10.31 on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004.

10.30

First Amendment to CIRCOR International Inc. Amended and Restated 1999 Stock Option and Incentive Plan dated as of December 1, 2005 is incorporated herein by reference to Exhibit 10.1 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 7, 2005.

10.31*	Agreement related to the sale and purchase of the entire issued share capital of Hale Hamilton Holdings Limited dated as of February 6, 2006

21*	Schedule of Subsidiaries of CIRCOR International, Inc.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman, President and Chief Executive Officer

Date:	February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2006

/s/ KENNETH W. SMITH Kenneth W. Smith	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2006

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2006

/s/ JEROME D. BRADY Jerome D. Brady	Director	February 27, 2006

/s/ THOMAS E. CALLAHAN Thomas E. Callahan	Director	February 27, 2006

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	February 27, 2006

/s/ DAVID F. DIETZ David F. Dietz	Director	February 27, 2006

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 27, 2006

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CIRCOR International, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CIRCOR International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CIRCOR

International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CIRCOR International, Inc. acquired Loud Engineering & Manufacturing, Inc.( “Loud”) and Industria S.A. (“Industria”) during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Loud’s and Industria’s internal control over financial reporting associated with aggregate total assets of $54,853,000 and aggregate total revenues of $22,781,000 included in the consolidated financial statements of CIRCOR International, Inc. as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of CIRCOR International, Inc. also excluded an evaluation of the internal control over financial reporting of Loud and Industria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated February 27, 2006, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Boston, Massachusetts

February 27, 2006

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,112	$58,653
Investments	86	4,155
Trade accounts receivable, less allowance for doubtful accounts of $1,943 and $2,549, respectively	77,731	64,521
Inventories	107,687	105,150
Prepaid expenses and other current assets	3,705	2,414
Deferred income taxes	4,328	6,953
Assets held for sale	1,115	–

Total Current Assets	225,764	241,846

PROPERTY, PLANT AND EQUIPMENT, NET	63,350	59,302
OTHER ASSETS:
Goodwill	140,179	120,307
Intangibles, net	20,941	1,424
Other assets	10,146	5,539

TOTAL ASSETS	$460,380	$428,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,736	$38,023
Accrued expenses and other current liabilities	26,031	22,519
Accrued compensation and benefits	14,509	7,971
Income taxes payable	3,418	1,362
Notes payable and current portion of long-term debt	27,213	15,051

Total Current Liabilities	120,907	84,926

LONG-TERM DEBT, NET OF CURRENT PORTION	6,278	27,829
DEFERRED INCOME TAXES	11,237	6,932
OTHER NON-CURRENT LIABILITIES	11,235	10,646
MINORITY INTEREST	–	4,650
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,823,529 and 15,430,305 issued and outstanding at December 31, 2005 and 2004, respectively	158	154
Additional paid-in capital	215,274	208,392
Retained earnings	82,318	64,293
Accumulated other comprehensive income	12,973	20,596

Total Shareholders’ Equity	310,723	293,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$460,380	$428,418

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$450,531	$381,834	$359,453
Cost of revenues	317,856	274,265	253,941

GROSS PROFIT	132,675	107,569	105,512
Selling, general and administrative expenses	98,040	85,332	74,162
Special charges	1,630	303	1,363

OPERATING INCOME	33,005	21,934	29,987

Other (income) expense:
Interest income	(579)	(756)	(775)
Interest expense	3,389	4,446	5,926
Other, net	144	(234)	(837)

TOTAL OTHER EXPENSE	2,954	3,456	4,314

INCOME BEFORE INCOME TAXES	30,051	18,478	25,673
Provision for income taxes	9,668	6,675	7,800

NET INCOME	$20,383	$11,803	$17,873

Earnings per common share:
Basic	$1.30	$0.77	$1.18
Diluted	$1.27	$0.74	$1.14
Weighted average common shares outstanding:
Basic	15,690	15,361	15,207
Diluted	16,019	15,877	15,675
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$20,383	$11,803	$17,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,825	9,664	9,564
Amortization	588	192	298
Compensation expense of stock-based plans	1,020	650	530
Deferred income taxes	(36)	(14)	1,372
Loss on write-down of property, plant and equipment	–	–	381
(Gain) loss on sale/disposal of property, plant and equipment	128	704	(21)
Gain on the sale of assets held for sale	(110)	(149)	–
Gain on the sale of marketable securities	–	–	(64)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(10,090)	4,960	(2,586)
Inventories	1,638	(1,764)	19,754
Prepaid expenses and other assets	160	3,079	1,788
Accounts payable, accrued expenses and other liabilities	21,820	124	9,757

Net cash provided by operating activities	45,326	29,249	58,646

INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,021)	(5,287)	(6,823)
Proceeds from the disposal of property, plant and equipment	99	1,009	192
Proceeds from the sale of assets held for sale	1,467	4,038	–
Proceeds from the sale of investments	6,699	11,339	4,155
Purchase of investments	(2,535)	(7,077)	(7,857)
Business acquisitions, net of cash acquired	(50,779)	(12,591)	(9,619)
Purchase price escrow release payments	(829)	(1,538)	(1,029)

Net cash used in investing activities	(60,899)	(10,107)	(20,981)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	10,669	322	1,593
Payments of long-term debt	(22,386)	(18,787)	(20,097)
Dividends paid	(2,358)	(2,303)	(2,280)
Proceeds from the exercise of stock options	3,771	1,232	1,267

Net cash used in financing activities	(10,304)	(19,536)	(19,517)

Effect of exchange rate changes on cash and cash equivalents	(1,664)	845	1,672

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,541)	451	19,820
Cash and cash equivalents at beginning of year	58,653	58,202	38,382

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,112	$58,653	$58,202

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$5,422	$8,854	$7,683
Interest	$3,321	$4,345	$5,747

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2002	15,108	$151	$203,952	$39,200	$356	$243,659

Net income				17,873		17,873
Cumulative translation adjustment					12,719	12,719
Reversal of minimum pension liability (net of tax expense of $608)					996	996
Reversal of unrealized net gain-investments (net of tax benefit of $10)					(17)	(17)

Comprehensive income						31,571

Common stock dividends declared				(2,280)		(2,280)
Stock options exercised	132	1	1,266			1,267
Income tax benefit from stock options			332			332
Conversion of restricted stock units	62	1	403			404
Net change in restricted stock units			207			207

BALANCE AT DECEMBER 31, 2003	15,302	153	206,160	54,793	14,054	275,160

Net income				11,803		11,803
Cumulative translation adjustment					6,542	6,542

Comprehensive income						18,345

Common stock dividends declared				(2,303)		(2,303)
Stock options exercised	102	1	1,231			1,232
Income tax benefit from stock options			232			232
Conversion of restricted stock units	26	–	209			209
Net change in restricted stock units			560			560

BALANCE AT DECEMBER 31, 2004	15,430	154	208,392	64,293	20,596	293,435

Net income				20,383		20,383
Cumulative translation adjustment					(7,470)	(7,470)
Minimum pension liability (net of tax expense of $94)					(153)	(153)

Comprehensive income						12,760

Common stock dividends declared				(2,358)		(2,358)
Stock options exercised	358	4	3,768			3,772
Income tax benefit from stock options			1,947			1,947
Conversion of restricted stock units	36	–	224			224
Net change in restricted stock units			943			943

BALANCE AT DECEMBER 31, 2005	15,824	$158	$215,274	$82,318	$12,973	$310,723

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

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendeman; Regeltechnik Kornwestheim GmbH; Société Alsacienne Regulaves Thermiques von Rohr, S.A.; Spence Engineering Company, Inc.; Spence Strainers; Texas Sampling, Inc.; DQS International and subsidiary, Dopak Inc.; Loud Engineering Co.; Tomco Quick Couplers; and U.S. Para Plate Corporation.

The Energy Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Energy Products Group includes the following subsidiaries and major divisions: KF Contromatics Specialty Products; KF Industries, Inc.; Pibiviesse S.p.A.; SKVC; CEP Canada; and Mallard Control Company.

On October 18, 1999 (the “spin-off date”), we became a publicly owned company as a result of a tax-free distribution of our common stock (the “distribution” or “spin-off”) to the shareholders of our former parent, Watts Water Technologies, Inc., formerly Watts Industries, Inc. (“Watts”).

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR and its wholly and majority owned subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to purchase accounting, depreciation, amortization and impairment of long-lived assets, pension obligations, deferred income taxes, inventory valuations, special charges, environmental liability, and product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

In the fourth quarter 2004, we evaluated the impact of our programs initiated during the past two years to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it was more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write down our inventories. During 2005, we disposed of approximately $10.9 million of inventory, a majority of which was reserved for as of December 31, 2004.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 13 to 40 years for buildings and improvements and 3 to 10 years for manufacturing machinery and equipment and office equipment, and 3 to 5 years for computer equipment and software and motor vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

We perform an impairment test on an annual basis as of November 1 or more frequently if circumstances warrant. The most recent impairment test was conducted in the fourth quarter of 2005 and resulted in no impairment. Intangible assets that have definitive useful lives continue to be amortized over their useful lives.

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

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2005, 2004, and 2003 were $1.6 million, $1.4 million, and $1.6 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in the selling, general and administrative expense in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2005, 2004 and 2003, were $1.9 million, $1.6 million and $2.4 million, respectively.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2005, 2004 and 2003 were not significant.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2005			2004			2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$20,383	15,690	$1.30	$11,803	15,361	$0.77	$17,873	15,207	$1.18
Dilutive securities, principally Common stock options	–	329	0.03	–	516	0.03	–	468	0.04

Diluted EPS	$20,383	16,019	$1.27	$11,803	15,877	$0.74	$17,873	15,675	$1.14

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Certain stock options to purchase common shares were not included in the table above because they were anti-dilutive. The options excluded from the table for the years ended December 31, 2005, 2004 and 2003 were: 21,100 options ranging from $26.29 to $27.81, 148,100 options at $23.80, and 5,000 options at $19.75, respectively.

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

	Year Ended December 31,
	2005	2004	2003
Net income	$20,383	$11,803	$17,873
Add stock-based compensation expense included in reported net income, net of tax	690	423	339
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	1,678	1,305	1,184

Pro forma net income as if the fair value based method had been applied to all awards	$19,395	$10,921	$17,028

Earnings per common share (as reported):
Basic	$1.30	$0.77	$1.18
Diluted	$1.27	$0.74	$1.14
Pro forma earnings per common share:
Basic	$1.24	$0.71	$1.12
Diluted	$1.21	$0.69	$1.09

The fair value of the options grants were estimated as of the date of the grants using the Black-Scholes option-pricing model with the following assumptions for each of the respective years:

	December 31,
	2005	2004	2003
Risk-free interest rate	3.8%	3.8%	4.0%
Expected life (years)	6.4	7	7
Expected stock volatility	40.7%	32.8%	44.1%
Expected dividend yield	0.6%	0.9%	1.1%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Derivative Financial Instruments

We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are recognized when hedged transactions affect earnings, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as incurred as a component of other non-operating income or expense and were not significant for the years ended December 31, 2005, 2004 and 2003.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Shared Base Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for CIRCOR’s interim and annual periods beginning after December 31, 2005. We are going to utilize the modified prospective method. Our expectation for 2006 is that corporate general and administrative expenses will include an incremental $1.3 million pretax expense for stock option compensation under FAS123R, which we are adopting January 1, 2006. See Note 11 to the consolidated financial statements for further information.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”, which is effective for fiscal years beginning after June 15, 2005. FASB Statement No. 153 amends APB 29, Accounting for Nonmonetary Transactions. FASB Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. FASB Statement No. 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement did not impact our financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, to amend the guidance in Chapter 4”. FASB Statement No.151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Statement requires that those items be recognized as current-period charges. Additionally, FASB Statement No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to impact our financial position or results of operations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(3)    Business Acquisitions

Our growth strategy includes strategic acquisitions that complement and extend our current offering of engineered flow control products. Our acquisitions have well established brand recognition and are well known within the industry. We have historically financed our acquisitions from available cash balances and we accounted for these transactions as purchase business combinations.

On November 14, 2003, we acquired DQS International B.V. (“DQS”), headquartered in Rotterdam, the Netherlands, for $6.0 million in cash and the assumption of $0.8 million of net debt. We also deposited an additional $0.6 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. During July 2004 and May 2005, we increased the recorded goodwill by $0.3 million upon the release to the former selling shareholders of funds previously held in escrow. The $4.5 million excess of the purchase price over the fair value of the net identifiable assets is recorded as goodwill.

On December 11, 2003, we acquired Texas Sampling, Inc. (“TSI”), located in Victoria, Texas for $4.4 million in cash. We also deposited an additional $0.2 million into a separate escrow account for the benefit of the sellers, subject to any such claims by us as are allowed in accordance with the purchase agreement. During September 2005, we increased the recorded goodwill by $0.2 million upon the release to the former shareholders of funds previously held in escrow. The $4.0 million excess of the original purchase price over the fair value of net identifiable assets is recorded as goodwill and is expected to be deductible for tax purposes. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as additional purchase price.

On April 30, 2004, we acquired Mallard Control Company (“Mallard”), located in Beaumont, Texas, for $9.7 million in cash plus the assumption of $4.3 million of debt, that we paid off at closing. During April 2005, we increased the recorded goodwill by $0.3 million upon the release to the former shareholders of funds previously held in escrow. As of December 31, 2005, we maintained approximately $1.0 million of cash in a separate escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreements. Any funds remaining in the escrow account at the conclusion of the contingency period will be distributed to the sellers and accounted for as additional purchase price. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Mallard is being operated within our Energy Products segment. During the second quarter of 2005, we finalized identifiable asset amounts associated with our April 2004 acquisition of Mallard. In connection with the finalization of our Mallard acquisition amounts, we recorded $3.4 million of intangible assets, associated with customer relationships, brand names, and non-competition agreements. Approximately $2.2 million

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

of these intangible assets will be amortized over 10-15 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.2 million of intangible assets will not be amortized but will be subject to impairment tests. The $3.4 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill.

On January 14, 2005, we acquired Loud Engineering & Manufacturing, Inc. (“Loud”) located in Ontario, California for approximately $34.7 million, net of acquired cash of $1.3 million and including $5.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $5.4 million escrow is included in Other Assets on our consolidated balance sheet. Loud is a leading designer and manufacturer of landing gear systems and related components for military helicopters and jets and is operated within our Instrumentation and Thermal Fluid Controls Products segment. During the fourth quarter of 2005, we finalized our purchase price allocation. In connection with the finalization of Loud’s purchase price, we recorded $7.0 million of current assets, $1.9 million of fixed assets, $0.7 million of other assets, $16.0 million of intangible assets, $15.2 million of goodwill, $3.1 million of current liabilities, and $7.3 million of other liabilities. Included in the $16.0 million of intangible assets are customer relationships, brand names, a license agreement and non-competition agreements. Approximately $10.5 million of these intangible assets will be amortized over 10-20 year periods and will result in annual amortization expense of approximately $0.7 million. The remaining $5.5 million of intangible assets will not be amortized but will be subject to impairment tests. The $15.2 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

In May 2005 we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Co., (“SKVC”) located in Suzhou, China, for $6.8 million. SKVC will continue to be operated in our Energy Products segment and primarily manufactures ball valves for other entities within our Energy Products segment. Based on preliminary purchase price allocations, the excess of the purchase price over the fair value of the net identifiable assets was recorded as $1.9 million of goodwill and an increase to an existing intangible of $0.3 million. Purchase accounting will be finalized by the end of the second quarter of 2006 and may result in the identification of intangible assets that may be amortized and expensed over future periods and also may impact the amount currently recorded as identifiable assets and goodwill and will not be deductible for tax purposes.

On October 3, 2005, we acquired Industria S.A. (“Industria”) located in Paris, France, for approximately $10.2 million in cash. Industria produces solenoid valves and components for commercial and military aerospace applications and will operate as part of our Aerospace Products business unit with our Instrumentation and Thermal Fluid Controls product segment. The $5.9 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes. Purchase accounting will be finalized by the end of the second quarter of 2006 and may result in the identification of other intangible assets that may be amortized and expensed over future periods.

See Note 21 to the consolidated financial statements for information concerning subsequent acquisitions.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table reflects unaudited pro forma consolidated results on the basis that Loud, Industria, Mallard, TSI, and DQS acquisitions took place and were recorded at the beginning of each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net revenue	$464,063	$417,413	$406,614
Net income	$20,553	$14,413	$20,760
Earnings per share: basic	$1.31	$0.95	$1.37
Earnings per share: diluted	$1.28	$0.92	$1.32

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2005, 2004 and 2003 (In thousands):

	Year Ended December 31,
	2005	2004	2003
Reconciliation of net cash paid:
Fair value of assets acquired	$61,851	$14,707	$13,530
Purchase price escrow release payments	829	1,538	1,029
Acquisition escrow payments	5,400	–	–
Less: liabilities assumed	12,887	2,116	3,141
Less: accrued purchase price	985	–	–

Cash paid	54,208	14,129	11,418
Less: cash acquired	2,600	–	770

Net cash paid for acquired businesses	$51,608	$14,129	$10,648

Determination of goodwill:
Cash paid, net of cash acquired	$51,608	$14,129	$10,648
Accrued purchase price	985	–	–
Liabilities assumed	12,887	2,116	3,141
Less: fair value of tangible assets acquired, net of cash acquired	36,194	8,404	5,335

Goodwill	$29,286	$7,841	$8,454

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(4)    Investments

All investments are designated as available for sale. Investments as of December 31, 2005 and investments at December 31, 2004 and 2004 are as follows (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005:
Guaranteed investment contracts maturing in various periods to December 2006 at rate of 2.5%	$86	$–	$–	$86

December 31, 2004:
Guaranteed investment contracts maturing in various periods to December 2005 at rate of 2.25%	$4,155	$–	$–	$4,155

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2005	2004
Raw materials	$36,774	$43,130
Work in process	40,352	33,221
Finished goods	30,561	28,799

	$107,687	$105,150

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2005	2004
Land	$6,560	$6,546
Buildings and improvements	36,730	34,315
Manufacturing machinery and equipment	100,181	96,376
Computer equipment and software	12,891	11,842
Office equipment and motor vehicles	9,397	8,704
Construction in progress	827	1,087

	166,587	158,870
Accumulated depreciation	(103,236)	(99,568)

	$63,350	$59,302

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(7)    Goodwill and Other Intangible Assets

We completed our annual goodwill impairment valuation as of November 1, 2005 during the fourth quarter of 2005, and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed for the annual evaluation as well.

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2004 and December 31, 2005 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2004	$101,291	$19,016	$120,307
Business acquisitions (see Note 3)	21,247	1,866	23,113
Purchase price adjustment of previous acquisitions (see Note 3)	533	296	829
Adjustments to preliminary purchase price allocation	–	(2,459)	(2,459)
Currency translation adjustments	(1,763)	152	(1,611)

Goodwill as of December 31, 2005	$121,308	$18,871	$140,179

The table below presents gross intangible assets and the related accumulated amortization as of December 31, 2005 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,140	$(5,060)
Trademarks and trade names	510	(155)
Land use rights	1,846	(365)
Customer relationships	11,559	(345)
Brand names	6,662	–
Other	1,299	(150)

Total	$27,016	$(6,075)

Net carrying value of intangible assets	$20,941

The table below presents estimated amortization expense for intangible assets recorded as of December 31, 2005 (In thousands):

	2006	2007	2008	2009	2010	After 2010
Estimated amortization expense	$961	$907	$907	$907	$900	$9,614

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2005	2004
Deferred income tax liabilities:
Excess tax over book depreciation	$6,510	$7,165
Inventory	1,538	2,050
Goodwill & other intangibles	11,045	3,033
Other	156	870

Total deferred income tax liabilities	19,249	13,118

Deferred income tax assets:
Accrued expenses	7,409	5,522
Inventory	3,491	5,676
Net operating loss and credit carry-forward	11,754	1,692
Cost basis differences in intangible assets	279	575
Other	478	624

Total deferred income tax assets	23,411	14,089
Valuation allowance	11,071	950

Deferred income tax asset, net of valuation allowance	12,340	13,139

Deferred income tax ( liability) asset, net	$(6,909)	$21

The above components of deferred income taxes are classified in the consolidated balance sheets as follows: (In thousands)
Net current deferred income tax asset	$4,328	$6,953
Net non-current deferred income tax liability	(11,237)	(6,932)

Deferred income tax (liability) asset, net	$(6,909)	$21

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$13,548	$4,015	$13,401
Foreign	16,503	14,463	12,272

	$30,051	$18,478	$25,673

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision for income taxes (benefit) consists of the following (In thousands):

	Year Ended December 31,
	2005	2004	2003
Current tax expense:
Federal	$3,294	$579	$2,188
Foreign	5,815	5,654	4,044
State	594	456	196

	9,703	6,689	6,428

Deferred tax expense (benefit):
Federal	183	348	953
Foreign	(248)	(169)	284
State	30	(193)	135

	(35)	(14)	1,372

	$9,668	$6,675	$7,800

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2005	2004	2003
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	0.9	0.8
Foreign tax rate differential and credits	(1.8)	5.5	(0.1)
Extraterritorial income exclusion (formerly FSC)	(1.8)	(3.0)	(2.9)
Research and experimental credit	(0.8)	(1.0)	(2.2)
Other, net	0.3	(1.3)	(0.2)

Effective Tax Rate	32.2%	36.1%	30.4%

At December 31, 2005, we had foreign net operating loss carry forwards of $0.3 million. The loss can be carried forward indefinitely. We also had foreign tax credits of $10.6 million, state net operating losses of $1.6 million and state tax credits of $1.1 million. The foreign tax credits if not utilized will expire in 2010 through 2015. The state net operating losses and state tax credits if not utilized will expire in 2014 through 2023. We had a valuation allowance of $11.1 million and $0.9 million as of December 31, 2005 and 2004, respectively, against the foreign tax credits, state operating losses, and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Undistributed earnings of our foreign subsidiaries amounted to $26.3 million at December 31, 2005 and $30.1 million at December 31, 2004. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $1.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2005.

Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2005	2004
Customer deposits and obligations	$7,226	$7,558
Commissions and sales incentives payable	4,734	4,513
Professional fees	2,742	2,085
Insurance	1,134	2,064
Acquisition purchase price accrual	985	–
Accrued construction costs	948	–
Accrued special charges (See Note 19)	616	90
Other	7,646	6,209

	$26,031	$22,519

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2005	2004
Senior unsecured notes, annual principal payments of $15.0 million through October 19, 2006, at a fixed interest rate of 8.23%	$15,000	$30,000
Industrial revenue bonds, maturing in December 2006 and August 2019, at variable interest rates of 3.60% and 3.65% at December 31, 2005, and 1.00% and 2.10% at December 31, 2004	12,260	12,260
Capital lease obligations	1,732	75
Other borrowings, at varying interest rates ranging from 3.67% to 6.25% in 2005 and 5.0% to 6.25% in 2004	4,499	545

Total long-term debt	33,491	42,880
Less: current portion	27,213	15,051

Total long-term debt, less current portion	$6,278	$27,829

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

On December 20, 2005, we entered into a Credit Agreement by and among the Company, as Borrower; certain domestic subsidiaries of the Company, as Subsidiary Guarantors. The Credit Agreement provides for a $95 million revolving line of credit and letter of credit facility and replaced our old $75 million facility. In accordance with the Credit Agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the Fed Funds rate plus 0.50% or the lender’s Prime Rate. We are also required to pay an unused facility fee that can range from 0.15% to 0.35% per annum and a utilization fee of 0.125% per annum if our borrowings exceed 50% of the credit facility limit. The facility expires on the earlier of December 20, 2010 or the date on which the revolving line of credit commitments are terminated by the lenders in accordance with the Credit Agreement.

At December 31, 2005 and 2004, we had $95 million and $75 million, respectively available from our senior unsecured revolving credit facilities to support our acquisition program, working capital requirements, and for general corporate purposes.

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

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2005 and 2004. We expect to be in compliance with all covenants related to our debt obligations through 2006.

At December 31, 2005, minimum principal payments required during each of the next five years are as follows (In thousands):

	2006	2007	2008	2009	2010	After 2010
Minimum principal payments	$27,213	$400	$290	$386	$100	$5,102

(11)    Stock-Based Compensation

The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) adopted by our Board of Directors permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, non-qualified stock options, deferred stock awards, restricted stock awards, unrestricted stock awards, performance share awards, stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 new shares

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date.

During 2004, we began granting restricted stock units in lieu of a portion of employee stock option awards. We account for these RSUs by expensing the fair value at the date of issue of each RSU to selling, general and administrative expenses ratably over the three-year or five-year vesting periods. 76,100 and 40,100 RSUs with approximate fair values of $25.00 and $24.00 were granted during the years ended December 31, 2005, and 2004, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 26,510, 52,948, and 20,130 restricted stock units with per unit fair values of $8.22, $7.84 and $4.95 were granted during the years ended December 31, 2005, 2004, and 2003, respectively.

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the CIRCOR replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2005, there were 256,072 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units and SARs for the years ended December 31, 2005, 2004, and 2003 was $1.0 million, $0.7 million, and $0.5 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of all options granted to employees and non-employee directors at December 31, 2005, 2004, and 2003 and changes during the years then ended is presented in the table below (Options in thousands):

	December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,273	$13.28	1,335	$12.24	1,498	$12.02
Granted	188	24.90	118	23.74	15	15.42
Exercised	(358)	10.55	(102)	12.06	(132)	9.59
Canceled	(23)	20.21	(78)	12.96	(46)	13.69

Options outstanding at end of period	1,080	$16.07	1,273	$13.28	1,335	$12.24

Options exercisable at end of period	654	$12.94	819	$11.65	738	$11.51
Weighted average fair value of options granted		$10.92		$8.98		$7.18

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options (thousands)	Weighted Average Exercise Price
$ 7.17 – $ 9.55	79	3.7	$8.36	79	$8.36
9.56 – 11.95	155	3.8	10.38	155	10.38
11.96 – 14.34	391	5.4	13.64	290	13.55
14.35 – 16.73	169	5.8	16.32	111	16.32
19.12 – 21.51	3	7.6	19.75	–	–
21.52 – 23.90	108	8.1	23.77	19	23.80
23.91 – 26.29	175	9.2	24.94	–	–

$ 7.17 – $26.29	1,080	6.0	$16.07	654	$12.94

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income as December 31, 2005 consists of the following (In thousands):

	December 31, 2005
	Gross Item	Tax Effect	Net of Tax
Cumulative translation adjustment	$13,126	$–	$13,126
Additional minimum pension liability	(247)	94	(153)

Total accumulated comprehensive income (loss)	$12,879	$94	$12,973

Accumulated other comprehensive income at December 31, 2004 consisted of only accumulated translation adjustments of and $20.6 million.

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

During 2005, we made $2.0 million in cash contributions to our qualified defined benefit pension plan. In 2006, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2005	2004	2003
Components of net benefit expense:
Service cost-benefits earned	$2,159	$2,322	$1,822
Interest cost on benefits obligation	1,453	1,315	983
Net loss amortization	199	286	265
Transition asset amortization	(8)	(8)	(32)
Prior service cost amortization	98	98	98
Expected return on assets	(1,854)	(1,541)	(968)

Net periodic cost of defined benefits plans	2,047	2,472	2,168
Cost of 401(k) plan company match contributions	339	326	282

Net benefit plans expense	$2,386	$2,798	$2,450

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2005	2004	2003
Net periodic benefit cost:
Discount rate	5.80%	6.00%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit obligations:
Discount rate	5.50%	5.80%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. Discount rates are selected based upon rates of return at the measurement date utilizing benchmark pension discount rates currently available and expected to be available during the period to maturity of the pension benefits.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The funded status of the defined benefit plan and amounts recognized in the balance sheet are as follows (In thousands):

	December 31,
	2005	2004
Change in projected benefit obligation:
Balance at beginning of year	$25,269	$22,093
Service cost	2,159	2,322
Interest cost	1,453	1,315
Actuarial loss	3,779	99
Benefits paid	(436)	(390)
Administrative expenses	(340)	(170)

Balance at end of year	$31,884	$25,269

Change in fair value of plan assets:
Balance at beginning of year	$21,358	$17,424
Actual return on assets	2,931	2,194
Benefits paid	(436)	(390)
Administrative expenses	(340)	(170)
Employer contributions	2,000	2,300

Fair value of plan assets at end of year	$25,513	$21,358

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(6,371)	$(3,912)
Unrecognized transition asset	(22)	(31)
Unrecognized prior service cost	563	661
Unrecognized actuarial loss	6,970	4,469

Net prepaid benefit cost	$1,140	$1,187

Funded pension plan accumulated benefit obligation (“ABO”)	$24,891	$20,676
Unfunded pension plan ABO	1,806	1,248

Aggregate ABO	$26,697	$21,924

Plan assets for funded pension plan	$25,513	$21,358

At December 31, 2005, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2006	2007	2008	2009	2010	2011–2015
Expected benefit payments	$527	$613	$700	$819	$990	$8,396

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The plan assets were held in the following accounts at year-end, expressed as a percent of total assets:

	2005	2004
Equity securities	70%	70%
Debt securities	30%	30%

	100%	100%

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

During the year ended December 31, 2005, a $0.3 million adjustment was made to record the minimum pension liability required to the extent the accumulated benefit obligations exceeded plan assets as of September 30, 2005, the plan measurement date. In conjunction with the adjustment to the liability account, a $0.1 million intangible asset was recorded up to the amount of unrecognized prior service cost for those plans. A $0.2 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

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

We, like many other manufacturers of fluid control products, have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in asbestos related claims brought on behalf of approximately 22,000 plaintiffs typically against anywhere from 50 to 400 defendants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases have been brought in state courts in Alabama, California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and Wyoming with the vast majority of claimants having brought their claims in Mississippi. The cases brought on behalf of the vast majority of claimants seek unspecified

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 600 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendant) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $12.0 million at December 31, 2005. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from December 31, 2005.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2005 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$6,522
Greater than 12 months	5,431

Total	$11,953

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2005.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2005.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth information related to our product warranty reserves for the twelve months ended and as of December 31, 2005 (In thousands):

Balance at December 31, 2004	$1,864
Provisions	1,044
Claims settled	(972)
Acquired liability	371
Currency translation adjustments	(134)

Balance at December 31, 2005	$2,173

(16)    Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are marked to market at the balance sheet date. The fair value of the senior unsecured notes, based on the value of comparable instruments brought to market, is approximately $15.4 million as of December 31, 2005. The fair value of our variable rate debt approximates its carrying value.

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional 2 month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the years ended December 31, 2005 and 2004. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no net unrealized gains attributable to foreign currency forward contracts at December 31, 2005 and 2004. As of December 31, 2004, we had one forward contract to buy currencies with a face value of $0.3 million. As of December 31, 2005, we had no forward contracts to buy or sell currencies.

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $5.0 million, $4.7 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2005 were (In thousands):

	2006	2007	2008	2009	2010	After 2010
Minimum lease commitments	$4,370	$3,593	$2,838	$2,236	$369	$112

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(17)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2005
Net revenues	$251,276	$199,255	$–	$450,531
Inter-segment revenues	62	14	(76)	–
Operating income (loss)	27,842	19,081	(13,918)	33,005
Interest income				(579)
Interest expense				3,389
Other income, net				144
Income before income taxes				30,051
Identifiable assets	307,292	145,859	7,229	460,380
Capital expenditures	7,446	7,215	361	15,021
Depreciation and amortization	6,305	3,929	179	10,413

Year Ended December 31, 2004
Net revenues	$218,656	$163,178	$–	$381,834
Inter-segment revenues	417	–	(417)	–
Operating income (loss)	23,971	8,793	(10,830)	21,934
Interest income				(756)
Interest expense				4,446
Other income, net				(234)
Income before income taxes				18,478
Identifiable assets	307,105	179,172	(57,859)	428,418
Capital expenditures	2,614	2,510	163	5,287
Depreciation and amortization	5,551	4,107	198	9,856

Year Ended December 31, 2003
Net revenues	$200,775	$158,678	$–	$359,453
Inter-segment revenues	1,036	451	(1,487)	–
Operating income (loss)	22,218	15,151	(7,382)	29,987
Interest income				(775)
Interest expense				5,926
Other income, net				(837)
Income before income taxes				25,673
Identifiable assets	278,172	171,398	(25,707)	423,863
Capital expenditures	2,750	3,951	122	6,823
Depreciation and amortization	5,430	4,111	321	9,862

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

The operating loss reported in the Corporate Adjustment column of the Segment Information footnote disclosures consists primarily of the following corporate expenses: compensation and fringe costs for executive management and other corporate staff; corporate development costs (relating to mergers & acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for of each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2004 and 2005. During 2005 certain investments and the related eliminations were moved from Corporate to the other segments resulting in a change from the negative amounts reported in prior years. Corporate Identifiable Assets after elimination of intercompany assets were $24.0 million, $39.0 million, and $41.8 million for the periods ended December 31, 2005, 2004 and 2003, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

Net revenues by geographic area (In thousands)	Year Ended December 31,
	2005	2004	2003
United States	$238,537	$194,295	$185,690
Canada	28,451	31,203	30,150
Germany	22,463	23,483	20,104
France	14,327	11,320	9,061
Netherlands	24,184	12,104	11,304
Other	122,569	109,429	103,144

Total revenues	$450,531	$381,834	$359,453

	December 31,
Long-lived assets by geographic area (In thousands)	2005	2004
United States	$36,824	$38,032
China	9,032	4,540
Germany	8,012	9,074
Netherlands	3,274	1,946
France	2,464	1,286
Italy	3,083	3,596
Canada	647	783
Other	14	45

Total long-lived assets	$63,350	$59,302

Certain prior period amounts have been reclassified and net revenues, operating income, and identifiable assets are not materially different with this reclassification. During November and December 2003, we acquired DQS and TSI. During April 2004, we acquired Mallard. During January and October 2005 we acquired Loud and Industria.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2005
Net revenues	$102,238	$118,657	$109,222	$120,414
Gross profit	32,941	34,563	31,328	33,870
Net income	5,161	6,168	4,306	4,748
Earnings per common share:
Basic	$0.33	$0.39	$0.27	$0.30
Diluted	0.32	0.38	0.27	0.29
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$26.40	$25.70	$28.00	$28.53
Low	21.19	22.49	24.40	24.53
Year ended December 31, 2004
Net revenues	$90,697	$94,552	$89,760	$106,825
Gross profit	28,293	27,674	26,669	24,933
Net income	4,268	4,122	3,283	130
Earnings per common share:
Basic	$0.28	$0.27	$0.21	$0.01
Diluted	0.27	0.26	0.21	0.01
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$24.15	$24.15	$20.60	$23.16
Low	21.45	17.72	17.10	18.70

(19)    Special Charges

Special charges of $1.6 million recorded during the twelve months ended December 31, 2005 consisted of severance costs of $1.7 million related to announced consolidations at our French facility, Sart Von Rohr (“SART”), and our European Instrumentation facilities, within the Instrumentation and Thermal Fluid Controls Products segment, and our Mallard Control and Hydroseal Valve (collectively “Mallard”) facilities in Texas within the Energy Products segment. Special charges included $0.1 million of asset write down costs associated with the relocation of our SKVC and Mallard operations, within the Energy Products segment. These costs were offset by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility and a gain of $0.1 million related to the sale of a European Instrumentation building in the Netherlands classified as held for sale, within the Instrumentation and Thermal Fluid Controls Products segment. As a result of the consolidations we have already reduced our force at Mallard and SART by 66 and 13 respectively. We expect there will be a reduction in force of approximately 20 employee positions during the next six months at our European Instrumentation operations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance December 31, 2002	Charges 2003	Utilized 2003	Balance December 31, 2003	Charges 2004	Utilized 2004	Balance December 31, 2004	Charges 2005	Utilized 2005	Balance December 31, 2005
Special charges—
Severance related	$66	$479	$352	$193	$79	$272	$–	$1,717	$1,101	$616
Facility related	18	530	443	105	180	195	$90	(90)	–	–

Total reserve	$84	$1,009	$795	$298	$259	$467	$90	$1,627	$1,101	$616

Gain on sale (1)		–			194			110
Asset write-downs		354			238			113

Total special charges		$1,363			$303			$1,630

(1)	Gain on sale relates to assets classified as held for sale.

Reserves remaining at December 31, 2005 mainly represent severance and relocation costs, at SART, Mallard and European Instrumentation operations and should be settled by the end of the second quarter of 2006.

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

(21)    Subsequent Events

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) for approximately $12 million. Sagebrush, based near Tulsa, Oklahoma, provides pipeline flow control and measurement equipment to the North American oil and gas markets and will operate within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies. We borrowed approximately $5.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) for approximately $51 million. Hale Hamilton, headquartered outside of London in Uxbridge, Middlesex UK, is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

markets and will operate as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and enjoys a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. Hale Hamilton valves can be found on most submarines and warships within the UK Naval Fleet as well as other non-UK navies. In addition, the Cambridge Fluid Systems division designs and manufactures gas and liquid delivery systems for high technology industries. We borrowed approximately $51.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (7)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$2,549	$388		$(321	)(8)	$673	$1,943
Allowance for inventory	$14,832	$3,195		$645	(6)	$10,945	$7,727
Year ended
December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$2,119	$377		$392	(2)	$339	$2,549
Allowance for inventory	$7,896	$10,721	(1)	$648	(3)	$4,433	$14,832
Year ended
December 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$2,041	$320		$33	(4)	$275	$2,119
Allowance for inventory	$7,671	$4,218		$161	(5)	$4,154	$7,896

(1)	Includes $6,558 thousand of inventory charges discussed in Note 2 of the consolidated financial statements.
(2)	Includes $(296) and $316 thousand acquired in connection with the acquisition of Mallard in 2004 and 2005, respectively.
(3)	Includes $445 thousand acquired in connection with the acquisition of Mallard.
(4)	Includes $44 thousand acquired in connection with the acquisition of TSI and DQS.
(5)	Acquired in connection with the acquisition of TSI and DQS.
(6)	Includes $229 and $537 thousand acquired in connection with the acquisition of Loud and Industria, respectively.
(7)	Uncollectible accounts written off, net of recoveries and inventory write off charges.
(8)	Includes $12 and $9 thousand acquired in connection with the acquisition of Loud and Industria, respectively.