Form 10-Q
period 2006-04-02
CIRCOR INTERNATIONAL INC
filed 2006-05-04
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 1, 2006, there were 15,983,756 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,069	$31,112
Trade accounts receivable, less allowance for doubtful accounts of $2,126 and $1,943 respectively	84,298	77,731
Inventories	123,429	107,687
Prepaid expenses and other current assets	7,323	3,791
Deferred income taxes	4,773	4,328
Assets held for sale	3,171	1,115

Total Current Assets	250,063	225,764

PROPERTY, PLANT AND EQUIPMENT, NET	71,581	63,350
OTHER ASSETS:
Goodwill	168,611	140,179
Intangibles, net	31,223	20,941
Other assets	18,843	10,146

TOTAL ASSETS	$540,321	$460,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,711	$49,736
Accrued expenses and other current liabilities	29,579	26,031
Accrued compensation and benefits	11,501	14,509
Income taxes payable	4,565	3,418
Notes payable and current portion of long-term debt	24,112	27,213

Total Current Liabilities	126,468	120,907

LONG-TERM DEBT, NET OF CURRENT PORTION	71,228	6,278
DEFERRED INCOME TAXES	11,954	11,237
OTHER NON-CURRENT LIABILITIES	13,283	11,235
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,895,586 and 15,823,529 issued and outstanding at April 2, 2006 and December 31, 2005, respectively	159	158
Additional paid-in capital	216,627	215,274
Retained earnings	86,888	82,318
Accumulated other comprehensive income	13,714	12,973

Total Shareholders’ Equity	317,388	310,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$540,321	$460,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net revenues	$127,295	$102,238
Cost of revenues	88,957	69,297

GROSS PROFIT	38,338	32,941
Selling, general and administrative expenses	29,849	24,090
Special charges	—	305

OPERATING INCOME	8,489	8,546

Other (income) expense:
Interest income	(109)	(85)
Interest expense	1,133	872
Other income, net	(131)	(181)

Total other expense	893	606

INCOME BEFORE INCOME TAXES	7,596	7,940
Provision for income taxes	2,431	2,779

NET INCOME	$5,165	$5,161

Earnings per common share:
Basic	$0.33	$0.33
Diluted	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	15,853	15,515
Diluted	16,197	16,054
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES
Net income	$5,165	$5,161
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,619	2,597
Amortization	515	38
Compensation expense of share based plans	790	206
(Gain) loss on sale of property, plant and equipment	(23)	7
Equity in undistributed income of affiliates	(33)	(63)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	2,405	(134)
Inventories	(6,222)	(11,697)
Prepaid expenses and other assets	(2,378)	(3,892)
Accounts payable, accrued expenses and other liabilities	(5,878)	11,619

Net cash (used in) provided by operating activities	(3,040)	3,842

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,578)	(3,668)
Proceeds from the sale of property, plant and equipment	14	—
Proceeds from the sale of assets held for sale	100	—
Business acquisitions, net of cash acquired	(61,015)	(34,690)

Net cash used in investing activities	(62,479)	(38,358)

FINANCING ACTIVITIES
Proceeds from debt borrowings	64,608	2,645
Payments of debt	(3,578)	(2,374)
Dividends paid	(595)	(586)
Tax effect of share-based compensation	368	—
Proceeds from the exercise of stock options	297	2,250

Net cash provided by financing activities	61,100	1,935

Effect of exchange rate changes on cash and cash equivalents	376	(1,130)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,043)	(33,711)
Cash and cash equivalents at beginning of period	31,112	58,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,069	$24,942

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$1,045	$618
Interest	$945	$176

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

The consolidated balance sheet at December 31, 2005 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2005 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2) Summary of Significant Accounting Policies

Advertising Expense

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(3) Share-Based Compensation

Prior to January 1, 2006 we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-based Compensation, (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2006 as of April 2, 2006. We account for these RSUs by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the three-year vesting period. 101,532 RSUs with approximate fair values of $27.81 were granted during the three months ended April 2, 2006.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in the first quarter of fiscal 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated.

As a result of the adoption of SFAS 123(R), our income before income taxes and net income for the three months ended April 2, 2006 is $0.3 million and $0.2 million lower, respectively, than if we continued to account for share-based payments under APB 25. If we did not adopt SFAS 123(R), basic and diluted earnings per share would have been $0.34 and $0.33, respectively, compared to our reported basic and diluted earnings per share of $0.33 and $0.32 respectively. As of April 2, 2006 there was $7.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost for those share-based payments (excess tax benefits) to be classified as financing activities.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, for the three months ended April 3, 2005 (In thousands, except per share data):

Three Months Ended April 3, 2005
Net income	$5,161
Add stock-based compensation expense included in reported net income, net of tax	134
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(397)

Pro forma net income as if the fair value based method had been applied to all awards	$4,898

Earnings per common share (as reported):
Basic	$0.33
Diluted	$0.32
Pro forma earnings per common share:
Basic	$0.32
Diluted	$0.31

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

We did not grant any stock-options during the three month period ended April 2, 2006. The following summary presents the weighted average assumptions used to estimate fair value our stock-option grants during the three months ended April 3, 2005:

April 3, 2005
Risk-free interest rate	3.9%
Expected life (years)	6.4
Expected stock volatility	40.8%
Expected dividend yield	0.6%

As of April 2, 2006 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”)

and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of April 2, 2006, 1,033,622 shares were available for grant under the 1999 Stock Plan.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 113,423 restricted stock units with per unit fair values of $9.18 were granted under the Circor Management Stock Purchase Plan during the three months ended April 2, 2006.

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At April 2, 2006, there were 381,234 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units, stock-options and SARs for the three month periods ended April 2, 2006, and April 3, 2005 was $0.8 million and $0.2 million, respectively and were recorded as selling, general and administrative expense.

A summary of the status of all stock-options granted to employees and non-employee directors at April 2, 2006 and changes during the period is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,080	$16.07
Granted	—	N/A
Exercised	(20)	14.71
Forfeited	(28)	19.31

Options outstanding at end of period	1,032	$16.01

Options exercisable at end of period	689	$13.81

The weighted average contractual term for stock-options outstanding and exercisable as of April 2, 2006 were 4.98 years and 5.03 years, respectively. The aggregate intrinsic value of stock-options exercised during the three months ended April 2, 2006 was $0.2 million and the aggregate intrinsic value of stock-options outstanding and exercisable as of April 2, 2006 was $6.9 million and $3.8 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	April 2, 2006	December 31, 2005
Raw materials	$41,096	$36,774
Work in process	46,814	40,352
Finished goods	35,519	30,561

	$123,429	$107,687

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of April 2, 2006 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2005	$121,308	$18,871	$140,179
Business acquisitions	21,557	6,227	27,784
Purchase price escrow release payments	1,800	—	1,800
Adjustments to preliminary purchase price allocation	(1,179)	—	(1,179)
Currency translation adjustments	18	9	27

Goodwill as of April 2, 2006	$143,504	$25,107	$168,611

The table below presents gross intangible assets and the related accumulated amortization as of April 2, 2006 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,142	$(5,079)
Trademarks and trade names	518	(164)
Land use rights	361	(6)
Customer relationships	23,469	(802)
Brand names	6,662	—
Other	1,294	(172)

Total	$37,446	$(6,223)

Net carrying value of intangible assets	$31,223

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 2, 2006 (In thousands):

	2006	2007	2008	2009	2010	After 2010
Estimated amortization expense	$1,934	$1,893	$1,893	$1,893	$1,885	$14,981

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended April 2, 2006
Net revenues	$72,434	$54,861	$—	$127,295
Operating income (loss)	6,595	5,702	(3,808)	8,489
Interest income				(109)
Interest expense				1,133
Other income, net				(131)

Income before income taxes				7,596

Identifiable assets	374,672	194,246	(28,596)	540,322
Capital expenditures	1,118	454	6	1,578
Depreciation and amortization	1,900	1,185	49	3,134
Three Months Ended April 3, 2005
Net revenues	$61,025	$41,213	$—	$102,238
Intersegment revenues	18	—	(18)	—
Operating income (loss)	8,699	3,290	(3,443)	8,546
Interest income				(85)
Interest expense				872
Other income, net				(181)

Income before income taxes				7,940

Identifiable assets	350,577	185,142	(91,230)	444,489
Capital expenditures	3,132	531	5	3,668
Depreciation and amortization	1,604	995	36	2,635

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

The operating loss reported in the Corporate / Eliminations column of the Segment Information footnote disclosures consists primarily of the following corporate expenses: compensation and fringe benefit costs for executive management and other corporate staff; corporate development costs (relating to mergers & acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for of each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 2, 2006 and April 3, 2005. During 2005 certain investments and the related eliminations were moved from Corporate to the other segments resulting in a change from the negative amounts reported in prior years. Corporate Identifiable Assets after elimination of intercompany assets were $15.0 million, and $26.0 million for the periods ended April 2, 2006 and April 3, 2005, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance Dec 31, 2005	Charges 2006	Utilized 2006	Balance April 2, 2006
	(in thousands)
Severance related	$—	$1,717	$1,101	$616	$—	$(413)	$203
Facility related	$90	(90)	—	—	—	—	—

Total special charge reserve	$90	$1,627	$1,101	$616	$—	$(413)	$203

Gain on sale of assets held for sale		110			—
Asset write-down		113			—

Total special charges		$1,630			$—

Reserves remaining at April 2, 2006 represent severance costs of $0.2 million mainly related to the reduction in force at our European Instrumentation facilities within the Instrumentation and Thermal Fluid Controls Products segment. We expect reserve amounts to be settled by the end of the second quarter of 2006.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 2, 2006			April 3, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,165	15,853	$0.33	$5,161	15,515	$0.33
Dilutive securities, common stock options and restricted stock units	—	344	(0.01)	—	539	(0.01)

Diluted EPS	$5,165	16,197	$0.32	$5,161	16,054	$0.32

There were 265,303 and 231,800 anti-dilutive stock options and RSUs for the three months ended April 2, 2006 and April 3, 2005, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of April 2, 2006, we had forward contracts to sell currencies with a face value of approximately $1.0 million. The net unrealized losses attributable to foreign currency forward contracts at April 2, 2006 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three months ended April 2, 2006 and April 3, 2005 consists of the following (In thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Net income	$5,165	$5,161
Cumulative translation adjustments	741	(3,336)

Total comprehensive income	$5,906	$1,825

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

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 650 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendant) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

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

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.5 million at April 2, 2006. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from April 2, 2006.

The following table contains information related to standby letters of credit instruments outstanding as of April 2, 2006 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$5,817
Greater than 12 months	5,730

Total	$11,547

(12) Defined Pension Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Our funding practice for the qualified plan is to maintain plan asset balances at or above the accumulated benefit obligation amount. The measurement date for these plans is September 30th. See Note 13 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2005 for further information.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Service cost-benefits earned	$511	$540
Interest cost on benefits obligation	322	363
Prior service cost amortization	78	72
Estimated return on assets	(392)	(429)

Net periodic cost of defined pension benefit plan	$519	$546

(13) Acquisitions

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) for $12.5 million, including the assumption of debt. Sagebrush, based near Tulsa, Oklahoma, provides pipeline flow control and measurement equipment to the North American oil and gas markets and will operate within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies. Based on preliminary purchase price allocations, an estimated intangible assets of $2.0 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $6.2 million of goodwill. Purchase accounting is expected to be finalized by the end of the second quarter of 2006 and may result in the identification of additional intangible assets that may be amortized and expensed over future periods and also may impact the amount currently recorded as identifiable assets and goodwill. We borrowed approximately $10.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) for $52.2 million. Hale Hamilton, headquartered outside of London in Uxbridge, Middlesex UK, is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and will operate as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and enjoys a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. Hale Hamilton valves can be found on most submarines and warships within the UK Naval Fleet as well as other non-UK navies. In addition, the Cambridge Fluid Systems division designs and manufactures gas and liquid delivery systems for high technology industries. Based on preliminary purchase price allocations, an estimated intangible asset of $8.7 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $21.2 million of goodwill. Purchase accounting is expected to be finalized by the end of the third quarter of 2006 and may result in the identification of additional intangible assets that may be amortized and expensed over future periods and also may impact the amount currently recorded as identifiable assets and goodwill. We borrowed approximately $51.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of April 2, 2006.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of April 2, 2006.

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

The following table sets forth information related to our product warranty reserves for the three months ended and as of April 2, 2006 (In thousands):

Balance at December 31, 2005	$2,173
Provisions	175
Claims settled	(109)
Acquired liability	77
Currency translation adjustments	34

Balance at April 2, 2006	$2,350

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in our Annual Report filed on Form 10-K for the year ended December 31 2005. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes both organic sales increases as well as strategic acquisitions that complement and extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last five years that extended our product offerings. Ten of these acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. Our acquisitions of DQS International (“DQS”) and Texas Sampling, Inc. (“TSI”) in 2003 provided us with a larger presence in the analytical sampling market. In April 2004, we acquired Mallard; which added to our Energy Products segment and our acquisitions of Loud Engineering & Manufacturing (“Loud”) in January 2005 and Industria S.A. (“Industria”) in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired Hale Hamilton, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding the first quarter 2006, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. In addition, our acquisitions of Hale Hamilton and Sagebrush in early February 2006, Sagebrush and Hale Hamilton, which also contributed to our first quarter operating results. While the primary end markets served by us continue to exhibit positive momentum as demonstrated by our first quarter orders and backlogs, the profitability of our Instrumentation and Thermal Fluid Products segment continued to be constrained. Production difficulties within this segment continued as operational changes, consolidation projects and constraints on the supply of certain raw materials added costs and lowered this segment’s profitability, compared to the same period last year. In response to these issues, we continue to strengthen our supplier management processes and expanding our international sourcing programs. We are also accelerating our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, strengthening our management teams and initiating further facility consolidations. As a result, we expect to show an improved profitability during 2006 within this segment.

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

Allowance for Inventory

Our net inventory balance was $123.4 million as of April 2, 2006, compared to $107.7 million as of December 31, 2005. Our new acquisitions represented approximately $11.5 million of the inventory increase from December 31, 2005 to April 2, 2006. Our inventory allowance as of April 2, 2006 was $8.4 million, compared with $7.7 million as of December 31, 2005. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of April 2, 2006 was $168.6 million compared with $140.2 million as of December 31, 2005. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2005, 2004, or 2003.

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

At April 2, 2006, our total valuation allowance is $11.1 million, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

The fair value of the defined benefit plan assets at December 31, 2005 exceeded the estimated accumulated benefit obligations primarily as a result of the cash contributions from the company, partially offset by the lower interest rates. See Note (13) to the consolidated financial statements in our Annual Report filed on Form 10-K for the year ended December 31, 2005 for further information on the benefit plans.

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

Results of Operations for the Three Months Ended April 2, 2006 Compared to the Three Months Ended April 3, 2005.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended April 2, 2006 and April 3, 2005:

	Three Months Ended
	April 2, 2006		April 3, 2005		% Change
	(Dollars in thousands)
Net revenues	$127,295	100.0%	$102,238	100.0%	24.5%
Cost of revenues	88,957	69.9	69,297	67.8	28.4

Gross profit	38,338	30.1	32,941	32.2	16.4
Selling, general and administrative expenses	29,849	23.4	24,090	23.6	23.9
Special charges	—	—	305	0.3	(100.0)

Operating income	8,489	6.7	8,546	8.4	(0.7)
Other (income) expense:
Interest expense, net	1,024	0.8	787	0.8	30.1
Other (income) expense, net	(131)	(0.1)	(181)	(0.2)	(27.6)

Total other expense	893	0.7	606	0.6	47.4

Income before income taxes	7,596	6.0	7,940	7.8	(4.3)
Provision for income taxes	2,431	1.9	2,779	2.7	(12.5)

Net income	$5,165	4.1%	$5,161	5.0%	0.1%

Net Revenue

Net revenues for the three months ended April 2, 2006 increased by $25.1 million, or 24.5%, to $127.3 million from $102.2 million for the three months ended April 3, 2005. The increase in net revenues for the three months ended April 2, 2006 was attributable to the following:

	Three Months Ended
Segment	April 2, 2006	April 3, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$72,434	$61,025	$11,409	$11,586	$981	$(1,158)
Energy	54,861	41,213	13,648	2,883	11,859	(1,094)

Total	$127,295	$102,238	$25,057	$14,469	$12,840	$(2,252)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56.9% of net revenues for the three months ended April 2, 2006 compared to 59.7% for the three months ended April 3, 2005. The Energy Products segment accounted for 43.1% of net revenues for the three months ended April 2, 2006 compared to 40.3% for the three months ended April 3, 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $11.4 million, or 18.7%, for the quarter ended April 2, 2006 compared to the quarter ended April 3, 2005. The increase in revenues primarily resulted from an incremental $11.6 million from the acquisitions of Loud, Industria and Hale Hamilton.

Energy Products revenues increased by $13.6 million, or 33.1%, for the quarter ended April 2, 2006 compared to the quarter ended April 3, 2005. The increase in revenues was primarily the result of revenue increases at our Italian subsidiary, Pibiviesse and in our North American operations as well as $2.9 million of incremental revenue from our acquisition of Sagebrush.

Gross Profit

Consolidated gross profit increased $5.4 million, or 16.4%, to $38.3 million for the quarter ended April 2, 2006 compared to $32.9 million for the quarter ended April 3, 2005. Consolidated gross margin decreased 210 basis points to 30.1% for the quarter ended April 2, 2006 from 32.2% for the quarter ended April 3, 2005.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $2.0 million for the quarter ended April 2, 2006 compared to the quarter ended April 3, 2005 and was the net result of a gross profit increase of $4.3 million from the incremental contribution of the acquisitions of Loud, Industria and Hale Hamilton, partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, unabsorbed manufacturing costs resulting from re-organizing production flow in three U.S. plants, and unforeseen costs from decreased vendor performance.

Gross profit for the Energy Products segment increased $3.4 million for the quarter ended April 2, 2006 compared to the quarter ended April 3, 2005. The net gross profit increase was primarily the net result of an increase from higher unit shipments and price increases implemented by most business units as well as incremental contributions from our acquisition of Sagebrush.

Selling, General and Administration

Selling, general and administrative expenses increased $5.4 million, or 22.4%, to $29.8 million for the three months ended April 2, 2006 compared to $24.4 million for the three months ended April 3, 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $4.4 million which resulted primarily from incremental expense from our acquisitions of Industria and Hale Hamilton.

Selling, general and administrative expenses for the Energy Products segment increased $1.0 million primarily from our acquisition of Sagebrush.

Corporate, general and administrative expenses increased $0.4 million in the first quarter 2006 from the same period in 2005. The increase was primarily from higher share-based compensation costs.

Special Charges

There were no special charges recognized for the three months ended April 2, 2006 compared to $0.3 million for the three months ended April 3, 2005. The special charges recognized in the quarter ending April 3, 2005 related to severance charges incurred in connection with our consolidation and reduction in force at our SART operations in France.

Operating Income

The change in operating income for the three months ended April 2, 2006 compared to the three months ended April 3, 2005 was as follows:

Segment	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	April 2, 2006	April 3, 2005
	(In thousands)
Instrumentation & Thermal Fluid Controls	$6,595	$8,699	$(2,104)	$1,581	$(3,621)	$(62)
Energy	5,702	3,290	2,412	(117)	2,558	(29)
Corporate	(3,808)	(3,443)	(365)	—	(365)	—

Total	$8,489	$8,546	$(57)	$1,464	$(1,428)	$(91)

Operating income decreased by less than $0.1 million, for the three months ended April 2, 2006 compared to the three months ended April 3, 2005.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $2.1 million or 24.2% compared to the three months ended April 3, 2005. The decrease from operations was primarily due to the higher costs at our instrumentation businesses. These items were offset by incremental contributions from the acquisitions of Industria and Hale Hamilton.

Operating income for the Energy Products segment increased $2.4 million, or 73.3% for the three months ended April 2, 2006, primarily due to higher volume of shipments and price increases to customers.

Interest Expense, Net

Interest expense, net, increased $0.2 million to $1.0 million for the three months ended April 2, 2006 compared to approximately $0.8 million for the three months ended April 3, 2005. The increase in interest expense, net was primarily due to borrowings under our revolving line of credit for our February 2006 acquisitions, offset by the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2005.

Other Income / Expense, Net

Other income / expense, net was income of $0.1 million for the three months ended April 2, 2006 compared to other income of $0.2 million for the three months ended April 3, 2005. The other income / expense, net charge of $0.1 million for the three months ended April 2, 2006, was largely the result of foreign currency fluctuations in the Euro, Canadian dollar and Chinese RMB in the current quarter versus the prior quarter.

Provision for Taxes

The effective tax rate was 32.0% for the three months ended April 2, 2006 which is a 3% reduction in our effective tax rate of 35% used for the three months ended April 3, 2005. This effective tax rate reduction is due to our expectation of higher domestic and international tax benefits and credits in 2006. The decrease in income taxes in the three months ended April 2, 2006 compared to the three months ended April 3, 2005 was due to the lower tax rate and lower income before taxes.

Net Income

Net income of $5.2 million was consistent for the three months ended April 2, 2006 compared to the three months ended April 3, 2005.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. Excluding our current quarter, we have generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three months ended April 2, 2006 (In thousands):

Cash flow from:
Operating activities	$(3,040)
Investing activities	(62,479)
Financing activities	61,100
Effect of exchange rates on cash and cash equivalents	376

Decrease in cash and cash equivalents	$(4,043)

During the three months ended April 2, 2006, we used $3.0 million in cash flow from operating activities which was $6.9 million more than the cash provided of $3.8 million during the three months ended April 3, 2005, primarily due to decreases in accrued expenses, and other liability balances as well as increases in inventory and prepaid balances. The $62.5 million used by investing activities included a net $48.6 million used for the February 2006 acquisition of Hale Hamilton, a net $12.4 million used for the February 2006 acquisition of the Sagebrush and $1.6 million used for the purchase and construction of buildings and capital equipment. Financing activities provided $61.1 million which included: a net $61.0 million of debt balance borrowings and $0.7 million of proceeds from the exercise of share-based compensation and related tax effects offset by $0.6 million used to pay dividends to shareholders. To help fund the acquisitions of Hale Hamilton and Sagebrush we borrowed $61.0 million from our revolving credit facility in February 2006 and have also utilized funds from this facility to temporarily fund domestic working capital needs. At April 2, 2006 we had borrowings of $64.6 million from our revolving credit facility.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving line of credit and we terminated the previously available $75 million line of credit. The $95 million revolving line of credit is available to support our acquisition program, working capital requirements and general corporate purposes. Cash and cash equivalents were $27.1 million as of April 2, 2006 compared to $31.1 million as of December 31, 2005. Total debt as a percentage of total equity was 30.0% as of April 2, 2006 compared to 10.8% as of December 31, 2005.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 2, 2006 and December 31, 2005. In October 2002, 2003, 2004, and 2005 we made the first, second, third and fourth of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $15.0 million as of April 2, 2006.

In 2006, we expect cash flow from operating activities to be between $35 million to $40 million, with expected uses for capital expenditures of nearly $11 million, $15 million for the final payment of the 8.23% senior notes, and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of April 2, 2006, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of April 2, 2006 we have $64.6 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our credit facility in 2006 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of April 2, 2006, we had forward contracts to sell currencies with a face value of approximately $1.0 million. The net unrealized losses attributable to foreign currency forward contracts at April 2, 2006 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended April 2, 2006 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 650 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named defendant) have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

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

ITEM 1A. RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part 1 filed on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 2, 2006 and December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR NOTES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 4, 2006	/s/ DAVID A. BLOSS, Sr.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: May 4, 2006	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 4, 2006	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer