Form 10-Q
period 2006-07-02
CIRCOR INTERNATIONAL INC
filed 2006-08-02
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of July 21, 2006, there were 15,997,494 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,966	$31,112
Investments	2,639	86
Trade accounts receivable, less allowance for doubtful accounts of $2,293 and $1,943, respectively	97,327	77,731
Inventories	144,043	107,687
Prepaid expenses and other current assets	6,454	3,705
Deferred income taxes	4,100	4,328
Assets held for sale	3,166	1,115

Total Current Assets	283,695	225,764

PROPERTY, PLANT AND EQUIPMENT, NET	71,306	63,350
OTHER ASSETS:
Goodwill	169,359	140,179
Intangibles, net	36,859	20,941
Other assets	18,437	10,146

TOTAL ASSETS	$579,656	$460,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,813	$49,736
Accrued expenses and other current liabilities	37,498	26,031
Accrued compensation and benefits	12,944	14,509
Income taxes payable	2,614	3,418
Notes payable and current portion of long-term debt	23,371	27,213

Total Current Liabilities	147,240	120,907

LONG-TERM DEBT, NET OF CURRENT PORTION	69,570	6,278
DEFERRED INCOME TAXES	15,295	11,237
OTHER NON-CURRENT LIABILITIES	14,073	11,235
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 15,997,494 and 15,823,529 issued and outstanding at July 2, 2006 and December 31, 2005, respectively	160	158
Additional paid-in capital	219,361	215,274
Retained earnings	92,745	82,318
Accumulated other comprehensive income	21,212	12,973

Total Shareholders’ Equity	333,478	310,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$579,656	$460,380

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net revenues	$144,389	$118,657	$271,684	$220,895
Cost of revenues	102,268	84,121	191,225	153,418

GROSS PROFIT	42,121	34,536	80,459	67,477
Selling, general and administrative expenses	31,409	24,043	61,259	48,134
Special charges	—	133	—	437

OPERATING INCOME	10,712	10,360	19,200	18,906

Other (income) expense:
Interest income	(89)	(229)	(197)	(314)
Interest expense	1,553	896	2,686	1,768
Other (income) expense, net	(248)	204	(380)	23

Total other expense	1,216	871	2,109	1,477

INCOME BEFORE INCOME TAXES	9,496	9,489	17,091	17,429
Provision for income taxes	3,038	3,321	5,469	6,100

NET INCOME	$6,458	$6,168	$11,622	$11,329

Earnings per common share:
Basic	$0.40	$0.39	$0.73	$0.73
Diluted	$0.40	$0.38	$0.71	$0.70
Weighted average number of common shares outstanding:
Basic	15,968	15,676	15,911	15,597
Diluted	16,332	16,171	16,266	16,089
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
OPERATING ACTIVITIES
Net income	$11,622	$11,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,788	5,183
Amortization	1,082	265
Compensation expense of stock based plans	1,580	475
(Gain) loss on disposal of property, plant and equipment	(80)	20
Equity in undistributed income of affiliates	(8)	(105)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(8,472)	(5,793)
Inventories	(24,471)	(9,745)
Prepaid expenses and other assets	(1,213)	(290)
Accounts payable, accrued expenses and other liabilities	13,876	18,793

Net cash (used in) provided by operating activities	(296)	20,132

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,320)	(6,804)
Proceeds from the disposal of property, plant and equipment	304	7
Proceeds from the sale of assets held for sale	100	—
Business acquisitions, net of cash acquired	(60,989)	(41,497)
Purchase price escrow release payments	—	(596)
Purchase of investments	(5,734)	—
Proceeds from sale of investments	3,195	—

Net cash used in investing activities	(66,444)	(48,890)

FINANCING ACTIVITIES
Proceeds from debt borrowings	65,547	2,645
Payments of debt	(7,038)	(3,135)
Dividends paid	(1,195)	(1,175)
Proceeds from the exercise of stock options	1,708	2,756
Tax effect of share-based compensation	957	—

Net cash provided by financing activities	59,979	1,091

Effect of exchange rate changes on cash and cash equivalents	1,615	(1,717)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,146)	(29,384)
Cash and cash equivalents at beginning of year	31,112	58,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,966	$29,269

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$4,336	$1,723
Interest	$2,222	$1,677

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the annual audited financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2005 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2005 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We are in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on our financial statements.

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

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2006 as of July 2, 2006. We account for these RSUs by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the three-year vesting period. 2,817 and 101,532 RSUs with approximate fair values of $28.75 and $27.81per RSU were granted during the three months ended July 2, 2006 and April 2, 2006, respectively.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in the first quarter of fiscal 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated.

As a result of the adoption of SFAS 123(R), our income before income taxes and net income for the six months ended July 2, 2006 is $0.6 million and $0.4 million lower, respectively, than if we continued to account for share-based payments under APB 25. The adoption of SFAS 123(R) reduced our basic and diluted earnings per share for the six months ended July 2, 2006 by $0.02. As of July 2, 2006 there was $6.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.56 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost for those share-based payments (excess tax benefits) to be classified as financing activities.

The following table illustrates the effect on net income and earnings per share during the six months ended July 3, 2005, if we had applied the fair value recognition provisions of FASB Statement No. 123, (In thousands, except per share data):

Six Months Ended July 3, 2005

Net income	$11,329
Add stock-based compensation expense included in reported net income, net of tax	309
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(758)

Pro forma net income as if the fair value based method had been applied to all awards	$10,880

Earnings per common share (as reported):
Basic	$0.73
Diluted	$0.70
Pro forma earnings per common share:
Basic	$0.70
Diluted	$0.68

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

We did not grant any stock-options during the six month period ended July 2, 2006. The following summary presents the weighted average assumptions used to estimate fair value our stock-option grants during the three and six months ended July 3, 2005:

July 3, 2005
Risk-free interest rate	3.9%
Expected life (years)	6.4
Expected stock volatility	40.8%
Expected dividend yield	0.6%

As of July 2, 2006 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) which was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of July 2, 2006, 1,056,270shares were available for grant under the 1999 Stock Plan.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 113,423 restricted stock units with per unit fair values of $9.18 were granted under the Circor Management Stock Purchase Plan during the six months ended July 2, 2006.

At the date of our spin-off from Watts Water Technologies, Inc. (“Watts”) in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At July 2, 2006, there were 376,487 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units, stock-options and SARs for the six month periods ended July 2, 2006, and July 3, 2005 was $1.6 million and $0.5 million, respectively and were recorded as selling, general and administrative expense.

A summary of the status of all stock-options granted to employees and non-employee directors at July 2, 2006 and changes during the six month period are presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,080	$16.07
Granted	—	N/A
Exercised	(121)	14.01
Forfeited	(46)	20.00

Options outstanding at end of period	913	$16.14

Options exercisable at end of period	592	$13.81

The weighted average contractual term for stock-options outstanding and exercisable as of July 2, 2006 was 4.95 years and 4.88 years, respectively. The aggregate intrinsic value of stock-options exercised during the six months ended July 2, 2006 was $0.6 million and the aggregate intrinsic value of stock-options outstanding and exercisable as of July 2, 2006 was $6.4 million and $3.4 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	July 2, 2006	December 31, 2005
Raw materials	$55,988	$36,774
Work in process	51,922	40,352
Finished goods	36,133	30,561

	$144,043	$107,687

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of July 2, 2006 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2005	$121,308	$18,871	$140,179
Business acquisitions	19,035	5,032	24,067
Purchase price escrow release payments	1,800	940	2,740
Adjustments to preliminary purchase price allocation	—	—	—
Currency translation adjustments	2,204	169	2,373

Goodwill as of July 2, 2006	144,347	25,012	169,359

The table below presents gross intangible assets and the related accumulated amortization as of July 2, 2006 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	5,144	5,097
Trademarks and trade names	4,948	169
Land procurement	364	7
Customer relationships	24,318	1,273
Brand names	6,662	—
Other	2,209	240

Total	43,645	6,786

Net carrying value of intangible assets	36,859

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 2, 2006 (In thousands):

	2006	2007	2008	2009	2010	After 2010
Estimated amortization expense	$1,726	$1,809	$1,809	$1,809	$1,801	$18,266

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended July 2, 2006
Net revenues	$79,470	$64,919	$—	$144,389
Intersegment revenues	—	—	—	—
Operating income (loss)	6,861	7,429	(3,578)	10,712
Interest income				(89)
Interest expense				1,553
Other income, net				(248)

Income before income taxes				9,496

Identifiable assets	384,002	229,216	(33,562)	579,656
Capital expenditures	1,108	618	16	1,742
Depreciation and amortization	2,520	1,166	50	3,736

Three Months Ended July 3, 2005
Net revenues	$62,908	$55,749	$—	$118,657
Intersegment revenues	38	—	(38)	—
Operating income (loss)	7,695	5,771	(3,106)	10,360
Interest income				(229)
Interest expense				896
Other expense, net				204

Income before income taxes				9,489

Identifiable assets	356,331	197,934	(108,272)	445,993
Capital expenditures	1,293	1,832	11	3,136
Depreciation and amortization	1,669	1,107	37	2,813

Six Months Ended July 2, 2006
Net revenues	$151,904	$119,780	$—	$271,684
Intersegment revenues	—	—	—	—
Operating income (loss)	13,456	13,132	(7,388)	19,200
Interest income				(197)
Interest expense				2,686
Other income, net				(380)

Income before income taxes				17,091

Identifiable assets	384,002	229,216	(33,562)	579,656
Capital expenditures	2,226	1,072	22	3,320
Depreciation and amortization	4,420	2,351	99	6,870

Six Months Ended July 3, 2005
Net revenues	$123,933	$96,962	$—	$220,895
Intersegment revenues	56	—	(56)	—
Operating income (loss)	16,394	9,061	(6,549)	18,906
Interest income				(314)
Interest expense				1,768
Other expense, net				23

Income before income taxes				17,429

Identifiable assets	356,331	197,934	(108,272)	445,993
Capital expenditures	4,425	2,363	16	6,804
Depreciation and amortization	3,273	2,102	73	5,448

Each reporting segment is separately managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment.

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

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended July 2, 2006 and July 3, 2005. During 2005 certain investments and the related eliminations were moved from Corporate to the other segments resulting in a change from the negative amounts reported in prior years. Corporate Identifiable Assets, after elimination of intercompany assets were $12.0 million and $27.0 million for the periods ended July 2, 2006 and July 3, 2005, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance Dec 31, 2005	Charges 2006	Utilized 2006	Balance July 2, 2006
	(in thousands)
Severance related	$—	$1,717	$1,101	$616	$—	$616	$—
Facility related	$90	(90)	—	—	—	—	—

Total special charge reserve	$90	$1,627	$1,101	$616	$—	$616	$—

Gain on sale of assets held for sale		110			—
Asset write-down		113			—

Total special charges		$1,630			$—

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 2, 2006			July 3, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$6,458	15,968	$0.40	$6,168	15,676	$0.39
Dilutive securities, principally common stock options	—	364	(0.00)	—	494	(0.01)

Diluted EPS	$6,458	16,332	$0.40	$6,168	16,171	$0.38

	Six Months Ended
	July 2, 2006			July 3, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$11,622	15,911	$0.73	$11,329	15,597	$0.73
Dilutive securities, principally common stock options	—	355	(0.02)	—	492	(0.03)

Diluted EPS	$11,622	16,266	$0.71	$11,329	16,089	$0.70

There were 167,400 and 227,600 anti-dilutive stock options and RSUs for the three and six months ended July 2, 2006 and July 3, 2005, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of July 2, 2006, we had forward contracts to sell currencies with a face value of approximately $1.4 million. The net unrealized losses attributable to foreign currency forward contracts at July 2, 2006 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three and six months ended July 2, 2006 and July 3, 2005 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$6,458	$6,168	$11,622	$11,329
Cumulative translation adjustments	7,499	(4,687)	8,240	(8,023)

Total comprehensive income	$13,957	$1,481	$19,862	$3,306

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

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 700 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named as defendants have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. With regard to Leslie, our cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $17.5 million at July 2, 2006. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from July 2, 2006.

The following table contains information related to standby letters of credit instruments outstanding as of July 2, 2006 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$6,819
Greater than 12 months	10,638

Total	$17,457

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

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost-benefits earned	$870	$540	$1,381	$1,080
Interest cost on benefits obligation	547	364	869	727
Prior service cost amortization	145	72	223	144
Estimated return on assets	(681)	(498)	(1,073)	(927)

Net periodic cost of defined pension benefit plan	$881	$478	$1,400	$1,024

(13) Acquisitions

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) for $12.5 million, including the assumption of debt. Sagebrush, based near Tulsa, Oklahoma, provides pipeline flow control and measurement equipment to the North American oil and gas markets and operates within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies. Based on preliminary purchase price allocations, intangible assets of $5.2 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $5.0 million of goodwill. Purchase accounting is expected to be finalized by the end of the third quarter of 2006 and may impact the amount currently recorded as identifiable assets and goodwill. We borrowed approximately $10.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) for $52.2 million. Hale Hamilton, headquartered outside of London in Uxbridge, Middlesex UK, is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and operates as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and enjoys a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. Hale Hamilton valves can be found on most submarines and warships within the UK Naval Fleet as well as other non-UK navies. In addition, the Cambridge Fluid Systems division designs and manufactures gas and liquid delivery systems for high technology industries. Based on preliminary purchase price allocations, an estimated intangible asset of $8.7 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $21.2 million of goodwill. Purchase accounting is expected to be finalized by the end of the third quarter of 2006 and may result in the identification of additional intangible assets that may be amortized and expensed over future periods and also may impact the amount currently recorded as identifiable assets and goodwill. We borrowed approximately $51.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of July 2, 2006.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of July 2, 2006.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 2, 2006 (In thousands):

Balance at December 31, 2005	$2,173
Provisions	674
Claims settled	(590)
Acquisitions	77
Currency translation adjustments	116

Balance at July 2, 2006	$2,450

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

Our growth strategy includes both organic sales increases as well as strategic acquisitions that complement and extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last five years that extended our product offerings. Ten of these acquisitions were in our Instrumentation & Thermal Fluid Controls Products segment. Our acquisitions of DQS International (“DQS”) and Texas Sampling, Inc. (“TSI”) in 2003 provided us with a larger presence in the analytical sampling market. In April 2004, we acquired Mallard, which added to our Energy Products segment. Our acquisitions of Loud Engineering & Manufacturing (“Loud”) in January 2005 and Industria S.A. (“Industria”) in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired Hale Hamilton, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding the first half of 2006, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. In addition, our acquisitions of Hale Hamilton and Sagebrush in early February 2006 also contributed to our first half of 2006 operating results. While the primary end markets served by us continue to exhibit positive momentum as demonstrated by our first half orders and backlogs, the profitability of our Instrumentation and Thermal Fluid Products segment continued to be constrained. Production difficulties within this segment continued as operational changes, consolidation projects and constraints on the supply of certain raw materials added costs and lowered this segment’s profitability, compared to the same period last year. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We are also strengthening our management teams continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, and initiating further facility consolidations. As a result, we expect to show an improved profitability during the second half of 2006 within this segment.

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

Allowance for Inventory

Our net inventory balance was $144.0 million as of July 2, 2006, compared to $107.7 million as of December 31, 2005. Our new acquisitions represented approximately $15.5 million of the inventory increase from December 31, 2005 to July 2, 2006. The fluctuations of foreign currencies accounted for a $3.2 million increase in our inventory from December 31, 2005 and a significant portion of the remaining increase in our inventory balance from December 31, 2005 is to help support customer demand and the increase in orders we have received in the first half of 2006 compared to the same period in 2005. Our inventory allowance as of July 2, 2006 was $9.5 million, compared with $7.7 million as of December 31, 2005. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of July 2, 2006 was $169.4 million compared with $140.2 million as of December 31, 2005. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2005, 2004, or 2003.

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

At July 2, 2006, our total valuation allowance is $11.1 million, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and will instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our U.S. employees are eligible to participate. In connection with the freeze of our qualified noncontributory defined benefit plan we expect to incur a pre-tax curtailment charge between $0.4 and $0.5 million in the third quarter of 2006.

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

Results of Operations for the Three Months Ended July 2, 2006 Compared to the Three Months Ended July 3, 2005.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended July 2, 2006 and July 3, 2005:

	Three Months Ended
	July 2, 2006		July 3, 2005		% Change
	(Dollars in thousands)
Net revenues	$144,389	100.0%	$118,657	100.0%	21.7%
Cost of revenues	102,268	70.8%	84,121	70.9	21.6%

Gross profit	42,121	29.2%	34,536	29.1	22.0%
Selling, general and administrative expenses	31,409	21.8%	24,043	20.3	30.6%
Special charges	—	0.0%	133	0.1	-100.0%

Operating income	10,712	7.4%	10,360	8.7	3.4%
Other (income) expense:
Interest expense, net	1,464	1.0%	667	0.6	119.5%
Other (income) expense, net	(248)	-0.2%	204	0.2	-221.6%

Total other expense	1,216	0.8%	871	0.7	39.6%

Income before income taxes	9,496	6.6%	9,489	8.0	0.1%
Provision for income taxes	3,038	2.1%	3,321	2.8	-8.5%

Net income	$6,458	4.5%	$6,168	5.2%	4.7%

Net Revenue

Net revenues for the three months ended July 2, 2006 increased by $25.7 million, or 21.7%, to $144.4 million from $118.7 million for the three months ended July 3, 2005. The increase in net revenues for the three months ended July 2, 2006 was attributable to the following:

	Three Months Ended
Segment	July 2, 2006	July 3, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$79,470	$62,908	$16,562	$14,143	$2,042	$377
Energy	64,919	55,749	9,170	9,989	(1,823)	1,004

Total	$144,389	$118,657	$25,732	$24,132	$219	$1,381

The Instrumentation and Thermal Fluid Controls Products segment accounted for 55% of net revenues for the three months ended July 2, 2006 compared to 53% for the three months ended July 3, 2005. The Energy Products segment accounted for 45% of net revenues for the three months ended July 2, 2006 compared to 47% for the three months ended July 3, 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $16.6 million, or 26%, for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005. The increase in revenues primarily resulted from an incremental $14.1 million from the acquisitions of Industria and Hale Hamilton.

Energy Products revenues increased by $9.2million, or 16%, for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005. The increase in revenues included an incremental $10 million of revenue from our acquisition of Sagebrush, and higher shipments from our North American businesses which were partially offset by lower shipments to international oil and gas customers.

Gross Profit

Consolidated gross profit increased $7.6 million, or 22%, to $42.1 million for the quarter ended July 2, 2006 compared to $34.5 million for the quarter ended July 3, 2005. Consolidated gross margin increased 10 basis points to 29.2% for the quarter ended July 2, 2006 from 29.1% for the quarter ended July 3, 2005.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $4.5 million for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005 and was the net result of a gross profit increase of $5.1 million from the incremental contribution of the acquisitions of Industria and Hale Hamilton, partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, and higher costs to minimize supply disruptions and re-organizing production flow in three U.S. plants.

Gross profit for the Energy Products segment increased $3.1 million for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005. The net gross profit increase was primarily the result of incremental contribution from the acquisition of Sagebrush as well as an increase from higher North American unit shipments.

Selling, General and Administration

Selling, general and administrative expenses increased $7.4 million, or 31%, to $31.4 million for the three months ended July 2, 2006 compared to $24.0 million for the three months ended July 3, 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $5.3 million which resulted primarily from incremental expense from our acquisitions of Industria and Hale Hamilton and higher selling related expenses.

Selling, general and administrative expenses for the Energy Products segment increased $1.6 million primarily from our acquisition of Sagebrush.

Corporate, general and administrative expenses increased $0.5 million in the second quarter 2006 from the same period in 2005. The increase was primarily from higher share-based compensation costs.

Special Charges

There were no special charges recognized for the three months ended July 2, 2006 compared to $0.1 million for the three months ended July 3, 2005. The special charges recognized in the quarter ending July 2, 2005 related to severance charges of $0.2 million incurred in connection with our announced consolidation and reduction in force at our Mallard and SART operations located in Texas and France, respectively, off-set by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility.

Operating Income

The change in operating income for the three months ended July 2, 2006 compared to the three months ended July 3, 2005 was as follows:

	Three Months Ended
Segment	July 2, 2006	July 3, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$6,861	$7,695	$(834)	$1,802	$(2,650)	$14
Energy	7,429	5,771	1,658	1,012	433	213
Corporate	(3,578)	(3,106)	(472)	—	(472)	—

Total	$10,712	$10,360	$352	$2,814	$(2,689)	$227

Operating income increased $0.4 million, or 3%, to $10.7 million for the three months ended July 2, 2006 from $10.4 million for the three months ended July 3, 2005.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $0.8 million or 11% compared to the three months ended July 3, 2005. The decrease from operations was primarily due to the higher costs at our instrumentation businesses. These items were partially offset by incremental contributions from the acquisitions of Industria and Hale Hamilton.

Operating income for the Energy Products segment increased $1.7 million, or 29% for the three months ended July 2, 2006, primarily due to our acquisition of Sagebrush as well as to higher volume of shipments and price increases to customers of this segments North American operations.

Interest Expense, Net

Interest expense, net, increased $0.8 million to $1.5 million for the three months ended July 2, 2006 compared to approximately $0.7 million for the three months ended July 3, 2005. The increase in interest expense, net was primarily due to borrowings under our revolving line of credit for our February 2006 acquisitions, offset by the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2005.

Other Income / Expense, Net

Other income / expense, net was a favorable change of $0.4 million for the three months ended July 2, 2006 compared to other expense of $0.2 million for the three months ended July 3, 2005. The other income of $0.2 million for the three months ended July 2, 2006, was largely the result of foreign currency fluctuations in the Euro and Canadian dollar in the current year versus the prior year.

Provision for Taxes

The effective tax rate was 32.0% for the three months ended July 2, 2006 which is a 3 percentage point reduction in our effective tax rate of 35% used for the three months ended July 3, 2005. This effective tax rate reduction is due to our expectation of higher domestic and international tax benefits and credits in 2006. The decrease in income taxes in the three months ended July 2, 2006 compared to the three months ended July 3, 2005 was primarily due to the lower tax rate.

Net Income

Net income increased $0.3 million to $6.5 million for the three months ended July 2, 2006 compared to $6.2 million for the three months ended July 3, 2005. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2005 and a lower income tax rate, partially offset by higher raw material costs, higher selling and commission expenses, and interest expense.

Results of Operations for the Six Months Ended July 2, 2006 Compared to the Six Months Ended July 3, 2005.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 2, 2006 and July 3, 2005:

	Six Months Ended
	July 2, 2006		July 3, 2005		% Change
	(Dollars in thousands)
Net revenues	$271,684	100.0%	$220,895	100.0%	23.0%
Cost of revenues	191,225	70.4%	153,418	69.5	24.6%

Gross profit	80,459	29.6%	67,477	30.5	19.2%
Selling, general and administrative expenses	61,259	22.5%	48,134	21.8	27.3%
Special charges	—	0.0%	437	0.2	100.0%

Operating income	19,200	7.1%	18,906	8.6	1.6%
Other (income) expense:
Interest expense, net	2,489	0.9%	1,454	0.7	71.2%
Other (income) expense, net	(380)	-0.1%	23	0.0	-1752.2%

Total other expense	2,109	0.8%	1,477	0.7	42.8%

Income before income taxes	17,091	6.3%	17,429	7.9	-1.9%
Provision for income taxes	5,469	2.0%	6,100	2.8	-10.3%

Net income	$11,622	4.3%	$11,329	5.1%	2.6%

Net Revenue

Net revenues for the six months ended July 2, 2006 increased by $50.8 million, or 23%, to $271.7 million from $220.9 million for the six months ended July 3, 2005. The increase in net revenues for the six months ended July 2, 2006 was attributable to the following:

	Six Months Ended
Segment	July 2, 2006	July 3, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$151,904	$123,933	$27,971	$25,695	$3,060	$(784)
Energy	119,780	96,962	22,818	12,871	10,036	(89)

Total	$271,684	$220,895	$50,789	$38,566	$13,096	$(873)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 56% of net revenues for the six months ended July 2, 2006 and July 3, 2005. The Energy Products segment accounted for 44% of net revenues for the six months ended July 2, 2006 and July 3, 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $28.0 million, or 23%, for the six-months ended July 2, 2006 compared to the six months ended July 3, 2005. The increase in revenues primarily resulted from an incremental $25.7 million from the acquisitions of Industria and Hale Hamilton.

Energy Products revenues increased by $22.8 million, or 24%, for the six months ended July 2, 2006 compared to the six months ended July 3, 2005. The increase in revenues was primarily the result of revenue increases in our North American operations as well as $12.9 million of incremental revenue from our acquisition of Sagebrush.

Gross Profit

Consolidated gross profit increased $13.0 million, or 19%, to $80.5 million for the six months ended July 2, 2006 compared to $67.5 million for the six months ended July 3, 2005. Consolidated gross margin decreased 90 basis points to 29.6% for the six months ended July 2, 2006 from 30.5% for the six months ended July 3, 2005.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $6.4 million for the six months ended July 2, 2006 compared to the six months ended July 3, 2005 and was the net result of a gross profit increase of $9.4 million from the incremental contribution of the acquisitions of Industria and Hale Hamilton, partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, and higher costs to minimize supply disruptions and re-organizing production flow in three U.S. plants.

Gross profit for the Energy Products segment increased $6.5 million for the six months ended July 2, 2006 compared to the six months ended July 3, 2005.The net gross profit increase was primarily the net result of an increase from higher North American unit shipments and price increases implemented by most business units as well as incremental contributions from our acquisition of Sagebrush.

Selling, General and Administration

Selling, general and administrative expenses increased $13.1 million, or 27%, to $61.3 million for the six months ended July 2, 2006 compared to $48.1 million for the six months ended July 3, 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $9.6 million which resulted primarily from incremental expense from our acquisitions of Industria and Hale Hamilton as well as higher selling costs across many of our business units.

Selling, general and administrative expenses for the Energy Products segment increased by $2.7 million primarily from our acquisition of Sagebrush.

Corporate, general and administrative expenses increased $0.8 million in the first half of 2006 from the same period in 2005. The increase was primarily from higher share-based compensation costs.

Special Charges

There were no special charges recognized for the six months ended July 2, 2006 compared to $0.4 million for the six months ended July 3, 2005. The special charges recognized in the six months ended July 3, 2005 related to severance charges of $0.5 incurred in connection with our announced consolidation and reduction in force at our Mallard and SART operations located in Texas and France, respectively, offset by a $0.1 million reversal of facility closure related costs initially recorded in 2004 at an Ohio facility.

Operating Income

The change in operating income for the six months ended July 2, 2006 compared to the six months ended July 3, 2005 was as follows:

	Six Months Ended
Segment	July 2, 2006	July 3, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$13,456	$16,394	$(2,938)	$3,382	$(6,271)	$(49)
Energy	13,131	9,061	4,070	896	2,991	183
Corporate	(7,387)	(6,549)	(838)	—	(838)	—

Total	$19,200	$18,906	$294	$4,278	$(4,118)	$134

Operating income increased $0.3 million, or 2%, to $19.2 million for the six months ended July 2, 2006 from $18.9 million for the six months ended July 3, 2005.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $2.9 million or 18% compared to the six months ended July 3, 2005. The decrease from operations was primarily due to the higher costs at our instrumentation businesses. These items were offset by incremental contributions from the acquisitions of Industria and Hale Hamilton.

Operating income for the Energy Products segment increased $4.1 million, or 45% for the six months ended July 2, 2006, primarily due to higher volume of shipments and price increases to customers.

Interest Expense, Net

Interest expense, net, increased $1.0 million to $2.5 million for the six months ended July 2, 2006 compared to approximately $1.5 million for the six months ended July 3, 2005. The increase in interest expense, net was primarily due to borrowings under our revolving line of credit for our February 2006 acquisitions, offset by the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2005.

Other Income / Expense, Net

Other income / expense, net was income of $0.4 million for the six months ended July 2, 2006 compared to other expense of less than $0.1 million for the six months ended July 3, 2005. The other income, net of $0.4 million for the six months ended July 2, 2006, was largely the result of foreign currency fluctuations in the Euro, Canadian dollar and Chinese RMB.

Provision for Taxes

The effective tax rate was 32.0% for the six months ended July 2, 2006 which is a 3 percentage point reduction in our effective tax rate of 35% used for the six months ended July 3, 2005. This effective tax rate reduction is due to our expectation of higher domestic and international tax benefits and credits in 2006. The decrease in income taxes in the six months ended July 2, 2006 compared to the six months ended July 3, 2005 was primarily due to the lower tax rate.

Net Income

Net income increased $0.3 million to $11.6 million for the six months ended July 2, 2006 compared to $11.3 million for the six months ended July 3, 2005. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2005 and 2006, higher volume shipments, cost reductions from closed facilities, lower income tax rate and gains from the favorable effect of foreign exchange rate changes, which were partially offset by higher selling and commission expenses, corporate expenses, and interest expense.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. Excluding the first half of 2006, we have generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the six months ended July 2, 2006 (In thousands):

Cash flow from:
Operating activities	$(296)
Investing activities	(66,444)
Financing activities	59,979
Effect of exchange rates on cash and cash equivalents	1,615

Decrease in cash and cash equivalents	$(5,146)

During the six months ended July 2, 2006, we used $0.3 million in cash flow from operating activities which was $20.4 million less than the cash flow generated during the six months ended July 3, 2005, primarily due to increases in working capital to support our 85% increase in orders in the first half of 2006 compared to the first half of 2005. The $66.4 million used by investing activities included a net $48.6 million used for the February 2006 acquisition of Hale Hamilton, a net $12.4 million used for the February 2006 acquisition of Sagebrush and $3.3 million used for the purchase of capital equipment. Financing activities provided $60.0 million which included: a net $58.5 million of debt balance borrowings and $2.7 million of proceeds from the exercise of share-based compensation and related tax effects offset by $1.2 million used to pay dividends to shareholders. To help fund the acquisitions of Hale Hamilton and Sagebrush we borrowed $61.0 million from our revolving credit facility in February 2006 and have also utilized funds from this facility to fund domestic working capital needs. At July 2, 2006 we had borrowings of $63.4 million outstanding under our revolving credit facility.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving line of credit and we terminated the previously available $75 million line of credit. The $95 million revolving line of credit is available to support our acquisition program, working capital requirements and general corporate purposes. Cash and cash equivalents were $28.6 million as of July 2, 2006 compared to $31.1 million as of December 31, 2005. Total debt as a percentage of total equity was 27.9% as of July 2, 2006 compared to 10.8% as of December 31, 2005.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 2, 2006 and December 31, 2005. In October 2002, 2003, 2004, and 2005 we made the first, second, third and fourth of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which mature in October 2006. The outstanding principal balance due on these senior notes was $15.0 million as of July 2, 2006.

In 2006, we expect cash flow from operating activities to be between $20 million to $25 million, with expected uses for capital expenditures of nearly $10 million, $15 million for the final payment of the 8.23% senior notes, and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We are in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of July 2, 2006, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of July 2, 2006 we have $63.4 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2006 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of July 2, 2006, we had forward contracts to sell currencies with a face value of approximately $1.0 million. The net unrealized losses attributable to foreign currency forward contracts at July 2, 2006 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended July 2, 2006 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the approximately 22,000 plaintiffs who have brought claims against our subsidiaries, all but approximately 700 have been in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” (including some cases in which CIRCOR companies have been named as defendants have been or are expected to be dismissed. While it is possible that certain dismissed claims would be refiled in Mississippi or in other jurisdictions, any such refilings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense costs to date. With regard to Leslie, our cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense costs. In light of the foregoing, we currently believe that we have no basis on which to conclude that these cases may have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 2, 2006 and December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR NOTES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 2, 2006. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(i) Election of Directors: the following persons were elected as Class I directors for a three year term expiring at the Annual Meeting to be held in 2009.

	VOTES FOR	VOTES WITHHELD
David F. Dietz.	10,364,388	4,861,636
Douglas M. Hayes	14,997,812	228,212
Thomas E. Naugle	15,145,111	80,913

(ii) Ratification of the selection by the Audit Committee of the Company’s Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
15,194,314	29,153	2,557

ITEM 5. OTHER INFORMATION

None

.

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

CIRCOR INTERNATIONAL, INC.

Date: August 2, 2006	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: August 2, 2006	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: August 2, 2006	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer