Form 10-Q
period 2006-10-01
CIRCOR INTERNATIONAL INC
filed 2006-11-02
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of October 24, 2006, there were 16,024,552 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,265	$31,112
Investments	90	86
Trade accounts receivable, less allowance for doubtful accounts of $2,472 and $1,943, respectively	98,620	77,731
Inventories	151,731	107,687
Prepaid expenses and other current assets	5,249	3,705
Deferred income taxes	4,173	4,328
Assets held for sale	3,154	1,115

Total Current Assets	296,282	225,764

PROPERTY, PLANT AND EQUIPMENT, NET	75,562	63,350
OTHER ASSETS:
Goodwill	164,906	140,179
Intangibles, net	48,749	20,941
Other assets	14,851	10,146

TOTAL ASSETS	$600,350	$460,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,340	$49,736
Accrued expenses and other current liabilities	50,973	26,031
Accrued compensation and benefits	13,547	14,509
Income taxes payable	3,289	3,418
Notes payable and current portion of long-term debt	22,799	27,213

Total Current Liabilities	155,948	120,907

LONG-TERM DEBT, NET OF CURRENT PORTION	65,713	6,278
DEFERRED INCOME TAXES	22,582	11,237
OTHER NON-CURRENT LIABILITIES	14,252	11,235
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,024,552 and 15,823,529 issued and outstanding at October 1, 2006 and December 31, 2005, respectively	160	158
Additional paid-in capital	220,713	215,274
Retained earnings	99,468	82,318
Accumulated other comprehensive income	21,514	12,973

Total Shareholders’ Equity	341,855	310,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$600,350	$460,380

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net revenues	$150,412	$109,222	$422,096	$330,117
Cost of revenues	106,934	77,894	298,159	231,312

GROSS PROFIT	43,478	31,328	123,937	98,805
Selling, general and administrative expenses	30,820	23,669	92,079	71,802
Special charges	479	496	479	934

OPERATING INCOME	12,179	7,163	31,379	26,069

Other (income) expense:
Interest income	(134)	(172)	(332)	(486)
Interest expense	1,517	900	4,203	2,668
Other (income) expense, net	27	174	(352)	197

Total other expense	1,410	902	3,519	2,379

INCOME BEFORE INCOME TAXES	10,769	6,261	27,860	23,690
Provision for income taxes	3,446	1,955	8,915	8,055

NET INCOME	$7,323	$4,306	$18,945	$15,635

Earnings per common share:
Basic	$0.46	$0.27	$1.19	$1.00
Diluted	$0.45	$0.27	$1.16	$0.97
Weighted average number of common shares outstanding:
Basic	16,007	15,744	15,943	15,646
Diluted	16,368	16,228	16,302	16,079
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
OPERATING ACTIVITIES
Net income	$18,945	$15,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,689	7,633
Amortization	1,791	330
Compensation expense of stock based plans	2,476	764
(Gain) loss on sale of assets held for sale	36	(113)
(Gain) loss on disposal of property, plant and equipment	(18)	20
Equity in undistributed income of affiliates	(15)	(141)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(9,812)	56
Inventories	(31,730)	(6,402)
Prepaid expenses and other assets	97	2,325
Accounts payable, accrued expenses and other liabilities	22,533	10,571

Net cash provided by operating activities	12,992	30,678

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,143)	(11,453)
Proceeds from the disposal of property, plant and equipment	364	7
Proceeds from the sale of assets held for sale	100	1,472
Business acquisitions, net of cash acquired	(61,121)	(42,106)
Purchase of investments	(9,561)	(2,535)
Proceeds from sale of investments	9,537	2,535

Net cash used in investing activities	(67,824)	(52,080)

FINANCING ACTIVITIES
Proceeds from debt borrowings	65,565	4,580
Payments of debt	(11,483)	(3,221)
Dividends paid	(1,795)	(1,765)
Proceeds from the exercise of stock options	2,066	3,757
Tax effect of share-based compensation	1,046	—

Net cash provided by financing activities	55,399	3,351

Effect of exchange rate changes on cash and cash equivalents	1,586	(1,448)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,153	(19,499)
Cash and cash equivalents at beginning of year	31,112	58,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,265	$39,154

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$7,780	$3,101
Interest	$2,748	$1,874

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position or require any restatement.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. We have not yet determined the impact this interpretation will have on our financial position.

(3) Share-based Compensation

Prior to January 1, 2006 we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-based Compensation, (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSUs”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2006 as of October 1, 2006. We account for these RSUs by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the three-year vesting period. We did not grant any RSUs during the three months ended October 1, 2006. During the nine months ended October 1, 2006 and October 2, 2005 we granted 104,349 and 62,600 RSUs with approximate fair values of $27.89 and $24.96 per RSU, respectively.

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

As a result of the adoption of SFAS 123(R), our income before income taxes and net income for the nine months ended October 1, 2006 is $0.9 million and $0.6 million lower, respectively, than if we continued to account for share-based payments under APB 25. The adoption of SFAS 123(R) reduced our basic and diluted earnings per share for the nine months ended October 1, 2006 by $0.04 per share. As of October 1, 2006 there was $5.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.37 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost for those share-based awards (excess tax benefits) to be classified as financing activities.

The following table illustrates the effect on net income and earnings per share during the three and nine months ended October 2, 2005, if we had applied the fair value recognition provisions of FASB Statement No. 123, (In thousands, except per share data): .

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net income	$4,306	$15,635
Add stock-based compensation expense included in reported net income, net of tax	195	504
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	(483)	(1,241)

Pro forma net income as if the fair value based method had been applied to all award	$4,018	$14,898

Earnings per common share (as reported):
Basic	$0.27	$1.00
Diluted	$0.27	$0.97
Pro forma earnings per common share:
Basic	$0.26	$0.95
Diluted	$0.25	$0.93

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

We did not grant any stock-options during the nine month period ended October 1, 2006. The following summary presents the weighted average assumptions used to estimate fair value our stock-option grants during the three and nine months ended October 2, 2005:

October 2, 2005
Risk-free interest rate	3.9%
Expected life (years)	6.4
Expected stock volatility	40.8%
Expected dividend yield	0.6%

As of October 1, 2006 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”) which was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of October 1, 2006, 1,064,815 shares were available for grant under the 1999 Stock Plan.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each restricted stock unit represents a right to receive one share of our common stock after a three-year vesting period. Restricted stock units are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 113,423 and 26,510 restricted stock units with per unit discount amounts representing fair values of $9.18 and $8.22 were granted under the Circor Management Stock Purchase Plan during the nine months ended October 1, 2006 and October 2, 2005, respectively.

At the date of our spin-off from Watts Water Technologies, Inc. (“Watts”) in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At October 1, 2006, there were 363,084 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units, stock-options and SARs for the nine month periods ended October 1, 2006, and October 2, 2005 was $2.5 million and $1.2 million, respectively and was recorded as selling, general and administrative expense.

A summary of the status of all stock-options granted to employees and non-employee directors as of October 1, 2006 and changes during the nine month period are presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,080	$16.07
Granted	—	N/A
Exercised	(143)	14.34
Forfeited	(47)	20.00

Options outstanding at end of period	890	$16.14

Options exercisable at end of period	573	$13.76

The weighted average contractual term for stock-options outstanding and exercisable as of October 1, 2006 was 4.93 years and 4.83 years, respectively. The aggregate intrinsic value of stock-options exercised during the nine months ended October 1, 2006 was $0.7 million and the aggregate intrinsic value of stock-options outstanding and exercisable as of October 1, 2006 was $6.2 million and $3.3 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	October 1, 2006	December 31, 2005
Raw materials	$57,732	$36,774
Work in process	56,087	40,352
Finished goods	37,912	30,561

	$151,731	$107,687

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of October 1, 2006 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2005	$121,308	$18,871	$140,179
Business acquisitions	11,472	4,768	16,240
Purchase price escrow release payments	5,400	970	6,370
Currency translation adjustments	1,926	191	2,117

Goodwill as of October 1, 2006	$140,106	$24,800	$164,906

The table below presents gross intangible assets and the related accumulated amortization as of October 1, 2006 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,670	$5,290
Trademarks and trade names	18,004	—
Land procurement	368	10
Customer relationships	26,479	1,735
Other	5,759	496

Total	$56,280	$7,531

Net carrying value of intangible assets	$48,749

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 1, 2006 (In thousands):

	2006	2007	2008	2009	2010	After 2010
Estimated amortization expense	$586	$2,333	$2,333	$2,333	$2,326	$29,199

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations		Consolidated Total
Three Months Ended October 1, 2006
Net revenues	$79,205	$71,207		$—	$150,412
Intersegment revenues	—	—		—	—
Operating income (loss)	7,522	9,384		(4,727)	12,179
Interest income					(134)
Interest expense					1,517
Other expense, net					27

Income before income taxes					10,769

Identifiable assets	395,034	239,820		(34,504)	600,350
Capital expenditures	923	2,894		6	3,823
Depreciation and amortization	1,867	1,692		51	3,610

Three Months Ended October 2, 2005
Net revenues	$59,031	$50,191		$—	$109,222
Intersegment revenues		13		(13)	—
Operating income (loss)	5,483	5,232		(3,552)	7,163
Interest income					(172)
Interest expense					900
Other expense, net					174

Income before income taxes					6,261

Identifiable assets	355,254	196,536		(102,529)	449,261
Capital expenditures	1,891	2,453		305	4,649
Depreciation and amortization	1,552	925		38	2,515

Nine Months Ended October 1, 2006
Net revenues	$231,109	$190,987	$		$422,096
Intersegment revenues	4	1		(5)	—
Operating income (loss)	20,978	22,516		(12,115)	31,379
Interest income					(332)
Interest expense					4,203
Other income, net					(352)

Income before income taxes					27,860

Identifiable assets	395,034	239,820		(34,504)	600,350
Capital expenditures	3,149	3,966		28	7,143
Depreciation and amortization	6,287	4,043		150	10,480

Nine Months Ended October 2, 2005
Net revenues	$182,964	$147,153		$—	$330,117
Intersegment revenues	56	14		(70)	—
Operating income (loss)	21,877	14,293		(10,101)	26,069
Interest income					(486)
Interest expense					2,668
Other expense, net					197

Income before income taxes					23,690

Identifiable assets	355,254	196,536		(102,529)	449,261
Capital expenditures	6,315	4,817		321	11,453
Depreciation and amortization	4,824	3,027		112	7,963

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

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended October 1, 2006 and October 2, 2005. During 2005 certain investments and the related eliminations were moved from Corporate to the other segments resulting in a change from the negative amounts reported in prior years. Corporate Identifiable Assets, after elimination of intercompany assets were $8.4 million and $31.3 million for the periods ended October 1, 2006 and October 2, 2005, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance Dec 31, 2004	Charges 2005	Utilized 2005	Balance Dec 31, 2005	Charges 2006	Utilized 2006	Balance October 1, 2006
	(in thousands)
Severance related	$—	$1,717	$1,101	$616	$—	$616	$—
Facility related	$90	(90)	—	—	—	—	—

Total special charge reserve	$90	$1,627	$1,101	$616	$—	$616	$—

Gain on sale of assets held for sale		110
Asset write-down		113			36
Pension curtailment		—			443

Total special charges		$1,630			$479

During the three months ended October 1, 2006 we recorded a pension curtailment charge of $0.4 million and a loss of less than $0.1 million related to a write down of assets classified as held for sale.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	October 1, 2006			October 2, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$7,323	16,007	$0.46	$4,306	15,744	$0.27
Dilutive securities, principally common stock options	—	361	(.01)	—	484

Diluted EPS	$7,323	16,368	$0.45	$4,306	16,228	$0.27

	Nine Months Ended
	October 1, 2006			October 2, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$18,945	15,943	$1.19	$15,635	15,646	$1.00
Dilutive securities, principally common stock options	—	359	(0.03)	—	433	(0.03)

Diluted EPS	$18,945	16,302	$1.16	$15,635	16,079	$0.97

There were 157,220 anti-dilutive stock options and RSUs for the three and nine months ended October 1, 2006. There were 0 and 233,200 anti-dilutive stock options and RSUs for the three and nine months ended October 2, 2005, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

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

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of October 1, 2006, we had forward contracts to sell currencies with a face value of approximately $0.6 million. The net unrealized losses attributable to foreign currency forward contracts at October 1, 2006 were less than $0.1million.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended October 1, 2006 and October 2, 2005 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$7,323	$4,306	$18,945	$15,635
Cumulative translation adjustments	302	1,824	8,541	(6,198)

Total comprehensive income	$7,625	$6,130	$27,486	$9,437

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related cases brought on behalf of approximately 7,000 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 7,000 plaintiffs whose claims remain open, all but approximately 700 have brought their claims in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 6,000 whereas it previously had been as high as 21,000. We expect nearly all of these remaining Mississippi claims to be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas and New York having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $19.4 million at October 1, 2006. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from October 1, 2006.

The following table contains information related to standby letters of credit instruments outstanding as of October 1, 2006 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$12,026
Greater than 12 months	7,385

Total	$19,411

(12) Defined Pension Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covered substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006. In connection with the freeze of our qualified noncontributory defined benefit plan we incurred a pre-tax curtailment charge of $0.4 million during the third quarter of 2006. This curtailment charge was recorded as a special charge in our income statement and is included from the amounts listed below. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Our funding practice for the qualified plan has been to maintain plan asset balances at or above the accumulated benefit obligation amount. The measurement date for these plans is September 30th. See Note 13 to the consolidated financial statements filed with our Annual Report filed on form 10-K for the year ended December 31, 2005 for further information.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost-benefits earned	$172	$556	$1,553	$1,636
Interest cost on benefits obligation	422	364	1,291	1,091
Prior service cost amortization	22	72	245	216
Estimated return on assets	(566)	(463)	(1,639)	(1,390)
Curtailment charge	443	—	443	—

Net periodic cost of defined pension benefit plan	$493	$529	$1,893	$1,553

(13) Acquisitions

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) for $12.5 million, including the assumption of debt. Sagebrush, based near Tulsa, Oklahoma, provides pipeline flow control and measurement equipment to the North American oil and gas markets and operates within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies. Based on preliminary purchase price allocations, intangible assets of $5.2 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $4.8 million of goodwill. We borrowed approximately $10.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) for $52.2 million. Hale Hamilton, headquartered outside of London in Uxbridge, Middlesex UK, is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and operates as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and enjoys a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. Hale Hamilton valves can be found on most submarines and warships within the UK Naval Fleet as well as other non-UK navies. In addition, the Cambridge Fluid Systems division designs and manufactures gas and liquid delivery systems for high technology industries. Based on preliminary purchase price allocations, intangible assets of $20.8 million were recorded and the excess of the purchase price over the fair value of the net identifiable assets was recorded as $13.5 million of goodwill. We borrowed approximately $51.0 million from our unsecured line of credit in February 2006 to fund this acquisition.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of October 1, 2006.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of October 1, 2006.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 1, 2006 (In thousands):

Balance at December 31, 2005	$2,173
Provisions	1,193
Claims settled	(766)
Acquisitions	77
Currency translation adjustments	106

Balance at October 1, 2006	$2,783

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors that May Affect Future Results” in our Annual Report filed on Form 10-K for the year ended December 31, 2005 which can be accessed at the “Investors” link on our website at www.circor.com. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Regarding the first nine months of 2006, we continued to enjoy healthy end-market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. In addition, our acquisitions of Hale Hamilton and Sagebrush in early February 2006 also contributed favorably to our nine months of 2006 operating results. While the primary end markets served by us continue to exhibit positive momentum as demonstrated by our year to date orders and backlogs, the profitability of our Instrumentation and Thermal Fluid Products segment continued to be constrained. Production difficulties within this segment continued as operational changes, higher stainless steel costs and constraints on the supply of certain raw materials added costs and constrained this segment’s profitability, compared to the same periods last year. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We are also strengthening our management teams, continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, and initiating further facility consolidations. As a result, we expect to show improved profitability during the fourth quarter of 2006 within this segment. Our Energy Products segment has achieved record quarterly sales and near record operating margins as its benefits from global demand, price increases and further foreign-sourcing of inventory.

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

Allowance for Inventory

Our net inventory balance was $151.7 million as of October 1, 2006, compared to $107.7 million as of December 31, 2005. Our new acquisitions represented approximately $20.1 million of the inventory increase from December 31, 2005 to October 1, 2006. The fluctuations of foreign currencies accounted for a $3.0 million increase in our inventory from December 31, 2005 and a significant portion of the remaining increase in our inventory balance from December 31, 2005 is to help support customer demand and the 66% increase in orders we have received in the first nine months of 2006 compared to the same period in 2005. Our inventory allowance as of October 1, 2006 was $9.8 million, compared with $7.7 million as of December 31, 2005. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment Analysis

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The goodwill recorded on the consolidated balance sheet as of October 1, 2006 was $164.9 million compared with $140.2 million as of December 31, 2005. The increase in goodwill is primarily attributable to the February 2006 acquisitions of Sagebrush and Hale Hamilton. We perform goodwill impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, a discount rate, and the estimated terminal value for each reporting unit. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. Based on impairment tests performed using independent third-party valuations, there was no impairment in our goodwill in 2005, 2004, or 2003.

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

At October 1, 2006, our total valuation allowance is $11.1 million, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Commitments and Contingencies” in Note 11 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II Item 1.

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and will instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our U.S. employees are eligible to participate. In connection with the freeze of our qualified noncontributory defined benefit plan we incurred a pre-tax curtailment charge of $0.4 million in the third quarter of 2006.

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

Results of Operations for the Three Months Ended October 1, 2006 Compared to the Three Months Ended October 2, 2005.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended October 1, 2006 and October 2, 2005:

	Three Months Ended
	October 1, 2006		October 2, 2005		% Change
	(Dollars in thousands)
Net revenues	$150,412	100.0%	$109,222	100.0%	37.7%
Cost of revenues	106,934	71.1%	77,894	71.3%	37.3%

Gross profit	43,478	28.9%	31,328	28.7%	38.8%
Selling, general and administrative expenses	30,820	20.5%	23,669	21.7%	30.2%
Special charges	479	0.3%	496	0.5%	(3.4)%

Operating income	12,179	8.1%	7,163	6.6%	70.0%
Other (income) expense:
Interest expense, net	1,383	0.9%	728	0.7%	90.0%
Other (income) expense, net	27	0%	174	0.2%	(84.5)%
Total other expense	1,410	0.9%	902	0.8%	56.3%
Income before income taxes	10,769	7.2%	6,261	5.7%	72.0%

Provision for income taxes	3,446	2.3%	1,955	1.8%	76.3%

Net income	$7,323	4.9%	$4,306	3.9%	70.1%

Net Revenue

Net revenues for the three months ended October 1, 2006 increased by $41.2 million, or 37.7%, to $150.4 million from $109 million for the three months ended October 2, 2005. The increase in net revenues for the three months ended October 1, 2006 was attributable to the following:

	Three Months Ended
	October 1, 2006	October 2, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$79,205	$59,031	$20,174	$13,313	$6,074	$787
Energy	71,207	50,191	21,016	11,991	7,807	1,218

Total	$150,412	$109,222	$41,190	$25,304	$13,881	$2,005

The Instrumentation and Thermal Fluid Controls Products segment accounted for 52.7% of net revenues for the three months ended October 1, 2006 compared to 54.0% for the three months ended October 2, 2005. The Energy Products segment accounted for 47.3% of net revenues for the three months ended October 1, 2006 compared to 46.0% for the three months ended October 2, 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $20.2 million, or 34.2%, for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005. The increase in revenues primarily resulted from an incremental $13.3 million from the acquisitions of Industria and Hale Hamilton and higher volume shipments across many of our businesses.

Energy Products revenues increased by $21.0 million, or 41.9%, for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005. The increase in revenues included an incremental $12.0 million of revenue from our acquisition of Sagebrush, and higher shipments from our North American businesses which were partially offset by lower shipments to international oil and gas customers.

Gross Profit

Consolidated gross profit increased $12.2 million, or 38.8%, to $43.5 million for the quarter ended October 1, 2006 compared to $31.3 million for the quarter ended October 2, 2005. Consolidated gross margin increased 20 basis points to 28.9% for the quarter ended October 1, 2006 from 28.7% for the quarter ended October 2, 2005.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $6.7million for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005 and was the net result of a gross profit increase of $5.0 million from the incremental contribution of the acquisitions of Industria and Hale Hamilton and $2.0 million of operational increases across multiple business units in this segment.

Gross profit for the Energy Products segment increased $5.4 million for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005. The net gross profit increase was primarily the result of an increase from higher North American unit shipments as well as incremental contribution from the acquisition of Sagebrush partially offset by lower shipments to international oil and gas customers.

Selling, General and Administration

Selling, general and administrative expenses increased $7.2 million, or 30.2%, to $30.8 million for the three months ended October 1, 2006 compared to $23.7 million for the three months ended October 2, 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $4.7 million which resulted primarily from incremental expense from our acquisitions of Industria and Hale Hamilton and higher selling related expenses.

Selling, general and administrative expenses for the Energy Products segment increased $1.7 million primarily from our acquisition of Sagebrush.

Corporate, general and administrative expenses increased $0.7 million in the second quarter 2006 from the same period in 2005. The increase was primarily from higher consulting fees and share-based compensation costs.

Special Charges

There were special charges of $0.5 million recognized for the three months ended October 1, 2006 compared to $0.5 million for the three months ended October 2, 2005. The special charges recognized in the quarter ending October 1, 2006 related to a pension curtailment charge of $0.4 million incurred in connection with the freeze of our qualified noncontributory defined benefit plan and less than $0.1 million related to a writedown of an asset classified as held for sale. The special charges recognized in the quarter ending October 2, 2005 related to severance charges of $0.6 million incurred in connection with a facility consolidation and reduction in force at our Mallard and SART operations located in Texas and France, respectively, offset by a reversal of $0.1 million of unutilized accruals originally recorded as a special charge expense in 2004 in connection with the closure of an Ohio facility.

Operating Income

The change in operating income for the three months ended October 1, 2006 compared to the three months ended October 2, 2005 was as follows:

	Three Months Ended
	October 1, 2006	October 2, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$7,522	$5,483	$2,039	$1,955	$17	$67
Energy	9,384	5,232	4,152	1,096	2,894	162
Corporate	(4,727)	(3,552)	(1,175)		(1,175)

Total	$12,179	$7,163	$5,016	$3,051	$1,736	$229

Operating income increased $5.0 million, or 70.0%, to $12.2 million for the three months ended October 1, 2006 from $7.2 million for the three months ended October 2, 2005.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $2.0 million or 37.2% compared to the three months ended October 2, 2005. The increase was primarily due to incremental contributions from the acquisitions of Industria and Hale Hamilton.

Operating income for the Energy Products segment increased $4.2 million, or 79.4% for the three months ended October 1, 2006, primarily due to higher volume of shipments, price increases to customers of this segment’s North American operations, increased foreign-sourcing of inventory, as well as our acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, increased $0.7 million to $1.4 million for the three months ended October 1, 2006 compared to approximately $0.7 million for the three months ended October 2, 2005. The increase in interest expense, net was primarily due to borrowings under our revolving line of credit for our February 2006 acquisitions, offset by the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2005.

Other Income / Expense, Net

Other income / expense, net was a favorable change of $0.2 million for the three months ended October 1, 2006 compared to other expense of $0.2 million for the three months ended October 2, 2005. The other expense of $0.2 million for the three months ended October 2, 2005, was largely the result of foreign currency fluctuations in the Euro and Canadian dollar.

Provision for Taxes

The effective tax rate was 32.0% for the three months ended October 1, 2006 which is an 80 basis point increase in our effective tax rate of 31.2% used for the three months ended October 2, 2005. This effective tax rate increase was due to a year to date adjustment of our effective tax rate reduction recorded during the three months ended October 2, 2005 going from 35% to 34%. The increase in income taxes in the three months ended October 1, 2006 compared to the three months ended October 2, 2005 was primarily due to higher taxable income.

Net Income

Net income increased $3.0 million to $7.3 million for the three months ended October 1, 2006 compared to $4.3 million for the three months ended October 2, 2005. This net increase is primarily attributable to; incremental profit from acquisitions, customer price increases, partially offset by higher raw material costs, higher selling and commission expenses, interest expense, and a higher income tax rate.

Results of Operations for the Nine Months Ended October 1, 2006 Compared to the Nine Months Ended October 2, 2005.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended October 1, 2006 and October 2, 2005:

	Nine Months Ended
	October 1, 2006		October 2, 2005		% Change
	(Dollars in thousands)
Net revenues	$422,096	100.0%	$330,117	100.0%	27.9%
Cost of revenues	298,159	70.6%	231,312	70.1%	28.9%

Gross profit	123,937	29.4%	98,805	29.9%	25.4%
Selling, general and administrative expenses	92,079	21.8%	71,802	21.8%	28.2%
Special charges	479	0.1%	934	0.3%	(48.7)%

Operating income	31,379	7.4%	26,069	7.9%	20.4%
Other (income) expense:
Interest expense, net	3,871	0.9%	2,182	0.7%	77.4%
Other (income) expense, net	(352)	(0.1)%	197	0.1%	(278.7)%

Total other expense	3,519	0.8%	2,379	0.7%	47.9%

Income before income taxes	27,860	6.6%	23,690	7.2%	17.6%
Provision for income taxes	8,915	2.1%	8,055	2.4%	10.7%

Net income	$18,945	4.5%	$15,635	4.7%	21.2%

Net Revenue

Net revenues for the nine months ended October 1, 2006 increased by $92.0 million, or 27.9%, to $422.1 million from $330.1 million for the nine months ended October 2, 2005. The increase in net revenues for the nine months ended October 1, 2006 was attributable to the following:

	Nine Months Ended
	October 1, 2006	October 2, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$231,109	$182,964	$48,145	$39,008	$9,134	$3
Energy	190,987	147,153	43,834	24,863	17,843	1,128

Total	$422,096	$330,117	$91,979	$63,871	$26,977	$1,131

The Instrumentation and Thermal Fluid Controls Products segment accounted for 54.8% and 55.4% of net revenues for the nine months ended October 1, 2006 and October 2, 2005, respectively. The Energy Products segment accounted for 45.2% and 44.6% of net revenues for the nine months ended October 1, 2006 and October 2, 2005, respectively.

Instrumentation and Thermal Fluid Controls Products revenues increased $48.1 million, or 26.3%, for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. The increase in revenues primarily resulted from an incremental $39.0 million from the acquisitions of Industria and Hale Hamilton as well as shipment and price increases across many of the business units in this segment.

Energy Products revenues increased by $43.8 million, or 29.8%, for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. The increase in revenues was primarily the result of $24.9 million of incremental revenue from our acquisition of Sagebrush as well as revenue increases in our North American.

Gross Profit

Consolidated gross profit increased $25.1 million, or 25.4%, to $123.9 million for the nine months ended October 1, 2006 compared to $98.8 million for the nine months ended October 2, 2005. Consolidated gross margin decreased 50 basis points to 29.4% for the nine months ended October 1, 2006 from 29.9% for the nine months ended October 2, 2005.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $13.1 million for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 and was the net result of a gross profit increase of $14.3 million from the incremental contribution of the acquisitions of Industria and Hale Hamilton, partially offset by the sale of higher cost inventory containing stainless steel and related specialty alloys, and higher costs to minimize supply disruptions and re-organizing production flow in three U.S. plants.

Gross profit for the Energy Products segment increased $12.0 million for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. The net gross profit increase was primarily the net result of an increase from higher North American unit shipments, facility consolidations and price increases implemented by most business units as well as incremental contributions from our acquisition of Sagebrush.

Selling, General and Administration

Selling, general and administrative expenses increased $20.3 million, or 28.2%, to $92.1 million for the nine months ended October 1, 2006 compared to $71.8 million for the nine months ended October 2, 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $14.4 million which resulted primarily from incremental expense from our acquisitions of Industria and Hale Hamilton as well as higher selling costs across many of our business units.

Selling, general and administrative expenses for the Energy Products segment increased by $4.4 million primarily from our acquisition of Sagebrush and higher selling related costs.

Corporate, general and administrative expenses increased $1.6 million in the nine months of 2006 from the same period in 2005. The increase was primarily from higher share-based compensation costs including $0.9 million related to FAS 123(R) that was effective January 2006.

Special Charges

There were special charges of $0.5 million recognized for the nine months ended October 1, 2006 compared to $0.9 million for the nine months ended October 2, 2005. The special charges recognized in the quarter ending October 1, 2006 related to a pension curtailment charge of $0.4 million incurred in connection with the freeze of our qualified noncontributory defined benefit plan and less than $0.1 million related to a writedown of an asset classified as held for sale. The special charges recognized in the nine months ending October 2, 2005 related to severance charges of $1.1 incurred in connection with our announced consolidation and reduction in force at our Mallard, SART and European Instrumentation, offset by a $0.1 million reversal of facility closure related costs recorded in 2004 and a $0.1 million gain on the sale of a former site in the Netherlands.

Operating Income

The change in operating income for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 was as follows:

	Nine Months Ended
	October 1, 2006	October 2, 2005	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$20,978	$21,877	$(899)	$5,337	$(6,254)	$18
Energy	22,516	14,293	8,223	1,992	5,885	346
Corporate	(12,115)	(10,101)	(2,014)	0	(2,014)

Total	$31,379	$26,069	$5,310	$7,329	$(2,383)	$364

Operating income increased $5.3 million, or 20.4%, to $31.4 million for the nine months ended October 1, 2006 from $26.1 million for the nine months ended October 2, 2005.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $0.9 million or 4.1% compared to the nine months ended October 2, 2005. The decrease from operations was primarily due to higher costs at many of our businesses. These items were partially offset by incremental contributions from the acquisitions of Industria and Hale Hamilton.

Operating income for the Energy Products segment increased $8.2 million, or 57.5% for the nine months ended October 1, 2006, primarily due to higher North American volume of shipments, facility consolidations and price increases to customers as well as incremental contributions from our acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, increased $1.7 million to $3.9 million for the nine months ended October 1, 2006 compared to approximately $2.2 million for the nine months ended October 2, 2005. The increase in interest expense, net was primarily due to borrowings under our revolving line of credit for our February 2006 acquisitions, offset by the $15.0 million lower outstanding balance of our senior unsecured notes since the last principal payment in October 2005.

Other Income / Expense, Net

Other income / expense, net was income of $0.4 million for the nine months ended October 1, 2006 compared to other expense of $0.2 million for the nine months ended October 2, 2005. The other income, net of $0.4 million for the nine months ended October 1, 2006, was largely the result of foreign currency fluctuations in the Euro, Canadian dollar and Chinese RMB.

Provision for Taxes

The effective tax rate was 32.0% for the nine months ended October 1, 2006 which is a 2 percentage point reduction in our effective tax rate of 34% used for the nine months ended October 2, 2005. This effective tax rate reduction is due to our expectation of higher domestic and international tax benefits and credits in 2006. The increase in income taxes in the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 was primarily due to higher taxable earnings partially offset by the lower tax rate.

Net Income

Net income increased $3.3 million to $18.9 million for the nine months ended October 1, 2006 compared to $15.6 million for the nine months ended October 2, 2005. This net increase is primarily attributable to: incremental profit from acquisitions, customer price increases effective in the second half of 2005 and 2006, higher volume shipments, cost reductions from closed facilities, lower income tax rate and gains from the favorable effect of foreign exchange rate changes, which were partially offset by higher selling and commission expenses, corporate expenses, and interest expense.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. We have continued to generate cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the nine months ended October 1, 2006 (In thousands):

Cash flow from:
Operating activities	$12,992
Investing activities	(67,824)
Financing activities	55,399
Effect of exchange rates on cash and cash equivalents	1,586

Increase in cash and cash equivalents	$2,153

During the nine months ended October 1, 2006, we generated $12.9 million in cash flow from operating activities which was $17.7 million less than the cash flow generated during the nine months ended October 2, 2005, primarily due to increases in working capital to support our 66% increase in orders in the nine months of 2006 compared to the nine months of 2005. The $67.8 million used by investing activities included a net $48.6 million used for the February 2006 acquisition of Hale Hamilton, a net $12.4 million used for the February 2006 acquisition of Sagebrush and $7.1 million used for the purchase of capital equipment. Financing activities provided $55.4 million which included: a net $54.1 million of debt balance borrowings and $3.1 million of proceeds from the exercise of share-based compensation and related tax effects offset by $1.8 million used to pay dividends to shareholders. To help fund the acquisitions of Hale Hamilton and Sagebrush we borrowed $61.0 million from our revolving credit facility in February 2006. We have also utilized funds from this facility to fund domestic working capital needs. At October 1, 2006 we had borrowings of $59.6 million outstanding under our revolving credit facility.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving line of credit and we terminated the previously available $75 million line of credit. In October 2006 we amended our credit agreement to expand our unsecured revolving line of credit to $125 million. The $125 million revolving line of credit is available to support our acquisition program, working capital requirements and general corporate purposes. Cash and cash equivalents were $33.3 million as of October 1, 2006 compared to $31.1 million as of December 31, 2005. Total debt as a percentage of total equity was 25.9% as of October 1, 2006 compared to 10.8% as of December 31, 2005.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at October 1, 2006 and December 31, 2005. In October 2002, 2003, 2004, 2005 and 2006 we made all of our five $15.0 million annual payments reducing the $75.0 million original outstanding principal balance of our unsecured 8.23% senior notes which matured in October 2006. The outstanding principal balance due on these senior notes was $15.0 million as of October 1, 2006 and was paid on October 19, 2006.

In 2006, we expect cash flow from operating activities to be between $10 million to $15 million, with expected uses for capital expenditures of nearly $9 million, $15 million for the final payment of the 8.23% senior notes, and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. We have not yet determined the impact this interpretation will have on our financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of October 1, 2006, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of October 1, 2006 we have $59.6 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2006 and our current balances for industrial revenue bonds, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of October 1, 2006, we had forward contracts to sell currencies with a face value of approximately $0.6 million. The net unrealized losses attributable to foreign currency forward contracts at October 1, 2006 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended October 1, 2006 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related cases brought on behalf of approximately 7,000 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 7,000 plaintiffs whose claims remain open, all but approximately 700 have brought their claims in Mississippi. Recently in Mississippi, the courts have rendered decisions and the legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of the recent changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 6,000 whereas it previously had been as high as 21,000. We expect nearly all of these remaining Mississippi claims to be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas and New York having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at October 1, 2006 and December 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

.

ITEM 6. EXHIBITS

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

10.32*	Amendment No. 1 to Credit Agreement, dated October 12, 2006.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: November 2, 2006	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman, President and Chief Executive Officer
Principal Executive Officer

Date: November 2, 2006	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 2, 2006	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer