Form 10-K
period 2006-12-31
CIRCOR INTERNATIONAL INC
filed 2007-02-22
CIK 1091883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $484,797,007.

As of February 16, 2007, there were 16,193,601 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 2, 2007. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2006.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investors” hyperlink. The information on our website is not part of, or incorporated by reference, in this Annual Report.

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

Our Business

We design, manufacture and distribute a broad array of valves and related fluid control products and services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 18 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Energy Products. As of December 31, 2006, our products were sold through more than 1,900 distributors and we serviced more than 11,000 customers in over 98 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group—The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, solenoid valves, couplers, regulators, switches, strainers, samplers and aerospace landing gear. The Instrumentation and Thermal Fluid Controls Products Group consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Loud Engineering; Industria; Hale Hamilton; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; Rockwood Swendeman; Spence Strainers; Dopak Sampling Systems, Texas Sampling, Tomco Quick Couplers and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products Group accounted for $312.7 million, or 53%, of our net revenues for the year ended December 31, 2006.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. which added a wide variety of strainers (now operated under the Spence Strainers name) to expand our industrial products line. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and certain of its affiliates (“RTK”) and Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”). In December 2006 we sold SART to existing management. In February 2006 we acquired Hale Hamilton Valves Limited (“Hale Hamilton”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for nearly 80 years. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high technology industrial markets. Due to the reputation of each of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

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

We significantly expanded the breadth of our instrumentation fluid control product lines with the acquisition of Hoke in July 1998. Our largest acquisition to date, Hoke provided us with a leading line of Gyrolok® compression tube fittings, as well as instrumentation ball valves, plug valves, manifolds, metering valves and needle valves. Circle Seal and Hoke serve several common markets and we cross-market their products through their respective distribution channels. We believe that our ability to provide various instrumentation markets with complete fluid control solutions is enhanced by the combined product line offerings of Circle Seal, Hoke, GO Regulator, Tomco, Dopak Sampling, and TSI.

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

Energy Products Group—The Energy Products Group designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pressure regulators, pipeline measurement and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Energy Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy Products Group consists primarily of the following product brand names: KF; Contromatics; Pibiviesse; Mallard Control, Hydroseal, and Sagebrush.

The Energy Products Group accounted for $279.0 million, or 47%, of our net revenues for the year ended December 31, 2006.

We entered the energy products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries, Inc. (“KF Industries”) in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. In 1989, we acquired Eagle Check Valve, which added check valves to our product line. Pibiviesse Srl (“Pibiviesse”), based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties, Inc. (now referred to as “KF Canada”) to KF Industries. KF Canada had been one of KF Industries’ largest distributors. With this acquisition KF Industries increased its presence in Canada, and introduced KF Canada’s products (check valves and specialty gate valves) through its worldwide representative network. KF Canada also has assumed the Canadian sales activities for other of our Energy Products Group companies to strengthen our overall sales presence in Canada.

During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications. In April 2004, we acquired Mallard Control Company and its wholly-owned subsidiary, Hydroseal, (“Mallard”) which produces control valves, relief valves, pressure regulators, and other related products primarily for oil and gas production and processing and other petrochemical applications. During 2005, we merged the operations of Mallard and Hydroseal into KF Industries’ Oklahoma City facility and renamed the resulting entity Circor Energy Products Inc. (“CEP”). As a result, CEP now manufacturers and sells products under the KF Industries, Mallard Control, Hydroseal Valve and Contromatics names. In May 2005, we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Company, Ltd. (“SKVC”), located in Suzhou, People’s Republic of China. SKVC was originally formed as a joint venture with us in 1995 and manufactures two-inch through twenty-four-inch carbon and stainless steel ball valves. We sell products manufactured by SKVC to customers worldwide for oil and gas applications. In February 2006, we acquired Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to the North American oil and gas markets.

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

Aerospace Markets. The commercial and military aerospace markets we serve include valve and component applications and landing systems used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the support infrastructure for these markets, with such applications as ground support maintenance equipment. We supply products used in hydraulic, fuel, water, and air systems.

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

Our Business Objectives and Strategies

We are focused on providing solutions for our customers’ fluid control requirements through a broad base of products and services. We have begun to transform our worldwide operations and culture through the development of lean manufacturing techniques. We believe many of our product lines have leading positions in their niche markets. Our objective is to enhance shareholder value through profitable growth of our diversified, multi-national, fluid control company. In order to achieve this objective, our key strategies are to:

•	Continue to build market positions and improve operational performance to customers;

•	Improve the profitability of our business;

•	Expand into various fluid control industries and markets and capitalize on integration opportunities;

•	Increase product offerings; and

•	Expand our geographic coverage.

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

Product Families	Principal Products	Primary Markets Served

Instrumentation and Thermal Fluid Controls Products Group

Aerodyne Controls	Pneumatic manifold switches; mercury- free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive

Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; gauges; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles

CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing

Dopak and Texas Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries

GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Hale Hamilton	Stop valves; relief valves; pressure regulators; reducing stations; filling systems	Maritime and naval defense; industrial gas; high technology industrial

Hoke	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators; modular analyzer systems	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Industria	Solenoid valves and components	Aerospace; commercial and military

Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut- off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing

Loud Engineering	Landing gear systems; struts; solenoids; actuators	Aerospace; military

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)

Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

RTK	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical

Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

Spence Strainers	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Tomco	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation

U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems

Energy Products Group

Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing

KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves, Mud valves; and gate valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Hydroseal	Relief valves	Oil and gas production and processing and other industrial applications

Mallard Control	Control valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications

Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission

Sagebrush	Pipeline flow control and measurement systems	Oil and gas production; refining and transmission

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

Manufacturing

We have integrated and highly automated manufacturing capabilities including machining operations, assembly and testing. We also purchase machined components and finished valves to supplement our internal manufacturing capacity and to lower our overall cost of less sophisticated valve products. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron, steel and aluminum components. We believe that our diverse manufacturing capabilities are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. In order to further improve our profitability and increase working capital turns, we continued our implementation of lean manufacturing techniques, expanding to most of our manufacturing locations and we have also continued to further expand our foreign sourcing programs.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $10.0 million, $15.0 million, and $5.3 million on capital expenditures for the years ended December 31, 2006, 2005, and 2004, respectively. Depreciation expense for these periods was $11.2 million, $9.8 million, and $9.7 million, respectively.

We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Quality Control

The majority of our products require the approval of and have been approved by applicable industry standards agencies in the United States and European markets. We have consistently advocated the development and enforcement of performance and safety standards, and continually update our procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards. Additionally, most of our major manufacturing subsidiaries in the Instrumentation and Thermal Fluid Controls Products Group have acquired ISO 9000 or 9001 certification from the International Organization for Standardization and those in the Energy Products Group have acquired American Petroleum Institute certification.

Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies as well as the quality control systems of certain customers. The primary industry standards that certain of our Instrumentation and Thermal Fluid Controls Products must meet include standards promulgated by: Underwriters’ Laboratory; American National Standards Institute; American Society of Mechanical Engineers; U.S. Military; Federal Aviation Administration; Society of Automotive Engineers; Boeing Basic and Advanced Management System; Aerospace Quality Assurance System; the American Gas Association; the Department of Transportation; and European Pressure Equipment Directive and Technical Inspection Association. The primary industry standards required to be met by, and applicable to, our Energy Products include: American National Standards Institute; American Society of Mechanical Engineers; American Petroleum Institute and Factory Mutual.

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2006, 2005, and 2004, were $3.2 million, $1.9 million, and $1.6 million, respectively.

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

The primary competitors of our Energy Products Group include: Cameron; Apollo (a unit of Conbraco Industries, Inc.); Jamesbury, Inc. (a unit of Metso USA which is part of the Metso Corporation); Balon; Worcester Controls Corp. (a unit of Flowserve); Crane Co.; Velan Valve Corporation; and Kitz Corporation.

Trademarks and Patents

We own patents that are scheduled to expire between 2007 and 2024 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we also do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2006, no single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Energy Products Group.

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

Backlog

Our total order backlog was $300.0 million as of February 10, 2007, compared to $190.9 million as of February 10, 2006. We expect all but $3.8 million of the backlog at February 10, 2007 will be shipped by December 31, 2007. The change in our backlog was primarily due to increased orders for major international oil and gas projects and the acquisitions of Sagebrush and Hale Hamilton in February 2006.

Employees

As of December 31, 2006, our worldwide operations directly employed approximately 2,800 people. We have 75 employees in the United States who are covered by a single collective bargaining agreement. We also have 159 employees in Italy, 115 in France, 41 in the Netherlands and 20 in Germany, covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2006, we capitalized approximately $0.3 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.6 million related to environmental and safety control facilities. We also expect to capitalize $1.0 million related to environmental and safety control facilities during the year ending December 31, 2007 and also expect to incur and expense charges of approximately $0.6 million related to environmental and safety control facilities during the year ending December 31, 2007.

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

We face the continuing impact of economic and financial conditions in the United States and around the world as well as current conflicts in Iraq and the rest of the Middle East.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts or acts of war (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current conflicts in Iraq and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are not insured for losses and interruptions caused by terrorist acts and acts of war for our aviation products.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly, or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005 and continuing in 2006, we embarked on a company wide program to implement lean manufacturing techniques. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes our anticipated profitability may suffer.

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

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary instrumentation and thermal fluid controls and energy products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire will achieve revenues, profitability or cash flows that justify our investment in them and may result in an impairment charge. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

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

If our suppliers cannot provide us with adequate quantities of materials to meet our customers’ demands on a timely basis or if the quality of the materials provided does not meet our standards we may lose customers or experience lower profitability.

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. During 2004 and 2005 and part of 2006, we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the closure of certain suppliers, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. While we believe that we have taken appropriate steps to remediate these lower supplier performance issues and to alleviate the diminished impact on profitability, a continuation or recurrence of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

If either management or our independent registered public accounting firm identifies one or more material weaknesses in internal control over financial reporting that exist as of the end of our fiscal year, the material weakness(es) will be reported either by management in its self assessment or by our independent registered public accounting firm in its report or both, which may result in a loss of public confidence and could have an adverse affect on our business and our stock price. This could also result in significant additional expenditures responding to the Section 404 internal control audit and a diversion of management attention.

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

Like many other manufacturers of fluid control products, we have been named as defendants in a growing number of product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In general, any components containing asbestos formerly used in our products were entirely internal to the products and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and maintenance. To date, these cases have not had a material adverse effect on our financial condition, results of operations or cash flow. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs of these claims.

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

Our amended and restated certificate of incorporation and amended and restated by-laws, the Delaware General Corporation Law and our shareholder rights plan contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise. These include provisions creating a staggered board, limiting the shareholders’ powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders’ meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others. Additionally, we have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% (or with respect to passive investors 20%) or more of our shares of common stock, unless the rights are redeemed.

Delaying or preventing a takeover could result in our shareholders ultimately receiving less for their shares by deterring potential bidders for our stock or assets.

Our debt agreements limit our ability to issue equity, make acquisitions, incur debt, pay dividends, make investments, sell assets, merge or raise capital.

Our outstanding industrial revenue bond, and our revolving credit facility agreement, dated December 20, 2005 and amended October 12, 2006, govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

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

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We maintain 21 major facilities worldwide, including 18 significant manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York; Berlin, Connecticut; Ontario, California, Le Plessis, France, and Spartanburg, South Carolina; are leased. The Energy Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Alberta, Canada; a distribution center in Oklahoma City, and a manufacturing facility in Supulpa, Oklahoma are leased. Our Tampa facility is subject to a collateral assignment under a loan agreement with a long-term lender.

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related cases brought on behalf of approximately 6,000 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,000 plaintiffs whose claims remain open, all but approximately 750 have brought their claims in Mississippi. Over the past two years, the Mississippi the courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200 whereas it previously had been as high as 21,000. We expect nearly all of these remaining Mississippi claims to be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to cover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probably of occurring and the amount is estimable and (ii) to accrue defense costs as incurred.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of the year covered by this Annual Report, to a vote of security holders through solicitation of proxies or otherwise.

Part II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note 18 to the consolidated financial statements included in this Annual Report.

During the first quarter of 2007, we declared a dividend of $0.0375 per outstanding common share payable on March 23, 2007 to shareholders of record on March 9, 2007.

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

As of February 16, 2007, there were 16,193,601 shares of our common stock outstanding and we had 99 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 15, 2006, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004(3)	2003	2002
Statement of Operations Data (1):
Net revenues	$591,711	$450,531	$381,834	$359,453	$331,448
Gross profit	172,908	132,675	107,569	105,512	98,285
Operating income	47,510	33,005	21,934	29,987	30,374
Income before interest and taxes	47,376	32,861	22,168	30,824	31,060
Net income	29,328	20,383	11,803	17,873	15,577
Balance Sheet Data:
Total assets	$605,675	$460,380	$428,418	$423,863	$390,734
Total debt (2)	64,826	33,491	42,880	61,059	77,990
Shareholders’ equity	357,301	310,723	293,435	275,160	243,659
Total capitalization	422,127	344,214	336,315	336,219	321,649
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$29,858	$45,326	$29,249	$58,646	$25,057
Investing activities	(68,239)	(60,899)	(10,107)	(20,981)	(23,241)
Financing activities	34,148	(10,304)	(19,536)	(19,517)	(20,636)
Net interest expense	5,117	2,810	3,690	5,151	6,721
Capital expenditures	9,933	15,021	5,287	6,823	4,418
Diluted earnings per common share	$1.80	$1.27	$0.74	$1.14	$1.00
Diluted weighted average common shares outstanding	16,291	16,019	15,877	15,675	15,610
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	The statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 includes, respectively, $0.7 million, $1.6 million, $0.3 million, $1.4 million, and $0.7 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants as well as a pension curtailment charge recorded in 2006.
(2)	Includes capital leases obligations of: $0.9 million, $1.7 million, $0.1 million and $0.1 million as of December 31, 2006, 2005, 2004 and 2003, respectively. We did not have capital leases obligations as of December 31, 2002.
(3)	Results for the year ended December 31, 2004 include a $6.6 million pre-tax charge for an inventory write-down related to a change in our warehousing and inventory carrying practices.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I Item 1A,”Risk Factors”of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the industrial, aerospace and petrochemical markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

We have organized the company into two segments: Instrumentation and Thermal Fluid Controls Products and Energy Products. The Instrumentation and Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, chemical processing, marine, power generation, commercial HVAC systems, food and beverage processing, and other general industrial markets. The Energy Products segment primarily serves the oil and gas exploration, production and distribution markets.

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last five years that extended our product offerings. In April 2004, we acquired Mallard, which produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing. Our acquisitions of Loud in January 2005 and Industria in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired Hale Hamilton, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding our 2006 financial results, we had a record year in a number of respects. Customer orders increased 60% over 2005 and grew 36% excluding 2006 acquisitions. Revenues rose 31% compared to 2005 and 20% excluding 2006 acquisitions. Net income and diluted earnings per share (EPS) reached the highest ever for Circor; net income rose 44% to $29.3 million and diluted EPS increased 42% to $1.80 per share, compared to 2005. And, we enter 2007 with the highest backlog ever to begin a new year, at $286 million. Much of these record achievements resulted from responding to the robust worldwide spending in the oil and gas markets and from the two strategic acquisitions we made in February 2006. While our Energy Products segment achieved record revenues and near record operating margins, the profitability of our Instrumentation and Thermal Fluid Products segment continued to be constrained. Production difficulties within this segment continued as operational changes, higher stainless steel costs and constraints on the supply of certain raw materials added costs and constrained this segment’s profitability, compared to 2005. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We are also strengthening our management teams, continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, and initiating further facility consolidations. During 2007, we expect to show improved profitability within the Instrumentation and Thermal Fluid Control Products segment.

Regarding cash flow, we generated cash flow from operating activities of $29.9 million, or 5% of revenues, a decrease of $15.5 million compared to $45.3 million generated in 2005. The decrease from 2005 resulted from an investment in working capital in 2006 to support our 60% growth in customer orders and 31% increase in revenues as compared to 2005. We also used a significant amount of cash in 2006 including net cash payments of $61 million primarily for the Hale Hamilton and Sagebrush acquisitions, $9.9 million on capital expenditures, and scheduled payments of $22.5 million to pay off $15.0 million of our senior notes and $7.5 million of one industrial revenue bond. As of December 31, 2006, we believe we remain a well-capitalized company with total debt-to-total capitalization of 15%.

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

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand is one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $150.2 million as of December 31, 2006, compared to $107.7 million as of December 31, 2005. Our inventory allowance as of December 31, 2006 was $11.1 million, compared with $7.7 million as of December 31, 2005. The increase in our inventory allowance in 2006 is primarily attributable to a much lower amount of disposals of inventory in 2006 as compared to 2005. We disposed of $3.7 million and $10.9 million of inventory in 2006 and 2005, respectively. Our provision for inventory obsolescence was $5.6 million, $3.2 million, and $10.7 million, for 2006, 2005, and 2004, respectively.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

In the fourth quarter of 2004, we evaluated the impact of our programs initiated during the two years prior to 2004 to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it is more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write-down our inventories.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Impairment Analysis

As required by SFAS No.142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that they may be impaired

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform goodwill and certain intangible asset impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. The goodwill recorded on the consolidated balance sheet as of December 31, 2006 was $163.7 compared with $140.2 million as of December 31, 2005. Based on impairment tests performed, there was no impairment in our goodwill in 2006, 2005, or 2004.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, extraterritorial income exclusion, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 30.6%, 32.2%, and 36.1%, for 2006, 2005, and 2004, respectively. For 2007, we expect an effective income tax rate of 32%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2006, deferred income tax liabilities increased primarily due to purchase accounting adjustments relating to non-goodwill intangibles. Regarding deferred income tax assets, we recorded a total valuation allowance of $9.5 million at December 31, 2006, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

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

Effective December, 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008. We do not expect to adopt the measurement provisions of this Statement until our fiscal year ending December 31, 2007.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our pension benefit plans under SFAS No. 87, “Employers Accounting for Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) exceeded the combined fair value of plan assets and accumulated pension cost. Any adjustment was recorded as a non-cash charge to other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss).

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no common shares of CIRCOR International, Inc. in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.5% for 2006 and 2005. For the qualified plan, the discount rate used to estimate the net pension expense for 2006 was 5.5% for the period of January 1, 2006 through June 30, 2006 and 6% for the period from

July 1, 2006 through December 31, 2006, compared to 5.8% in 2005. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2006 was 5.5% compared to 5.8% in 2005. The qualified plan was remeasured on March 31, 2006 due to freeze in pension benefits after July 1, 2006 which has resulted in the 2006 discount rates to differ between the two plans. The combined effect of the discount rate changes we utilized for 2006 raised our projected benefit obligation by approximately $1.5 million and raised our 2006 pension expense by approximately $0.1 million.

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

The fair value of the defined benefit plan assets at December 31, 2006 exceeded the estimated accumulated benefit obligations primarily as a result of the historical cash contributions from the company, and higher returns on plan assets partially offset by the lower interest rates. See Note (13) to the consolidated financial statements for further information on the benefit plans.

During 2006, we did not make any cash contributions to our defined benefit pension plans. In 2007, we do not expect to make voluntary cash contributions, although global capital market and interest rate fluctuations will impact future funding requirements.

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For 2007, we utilized 5.8% as our discount rate for our pension plans on a weighted average basis given the level of yield on corporate bond interest rates. The effect of the change in the assumed discount rate is expected to lower our projected benefit obligation by approximately $1.5 million and lower 2007 pension expense by approximately $0.1 million.

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

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2006 and December 31, 2005:

	Year Ended
	December 31, 2006		December 31, 2005		% Change
	(Dollars in thousands)
Net revenues	$591,711	100.0%	$450,531	100.0%	31.3%
Cost of revenues	418,803	70.8	317,856	70.6	31.8

Gross profit	172,908	29.2	132,675	29.4	30.3
Selling, general and administrative expenses	124,720	21.1	98,040	21.7	27.2
Special charges	678	0.1	1,630	0.4	(58.4)

Operating income	47,510	8.0	33,005	7.3	43.9
Other (income) expense:
Interest expense, net	5,117	0.9	2,810	0.6	82.1
Other (income) expense, net	134	–	144	–	(6.9)

Total other expense	5,251	0.9	2,954	0.7	77.8

Income before income taxes	42,259	7.1	30,051	6.7	40.6
Provision for income taxes	12,931	2.2	9,668	2.1	33.8

Net income	$29,328	5.0	$20,383	4.5	43.9%

Net Revenue

Net revenues for the year ended December 31, 2006 increased by $141.2 million, or 31.3%, to $591.7 million, from $450.5 million for the year ended December 31, 2005. The increase in net revenues for the year ended December 31, 2006 was attributable to the following:

Segment	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	December 31, 2006	December 31, 2005
	(In thousands)
Instrumentation & Thermal Fluid Controls	$312,700	$251,276	$61,424	$48,966	$10,600	$1,858
Energy	279,011	199,255	79,756	40,455	33,744	5,557

Total	$591,711	$450,531	$141,180	$89,421	$44,344	$7,415

The Instrumentation and Thermal Fluid Controls Products segment accounted for 53% of net revenues for the year ended December 31, 2006 compared to 56% for the year ended December 31, 2005. The Energy Products segment accounted for 47% of net revenues for the year ended December 31, 2006 compared to 44% for the year ended December 31, 2005.

Instrumentation and Thermal Fluid Controls Products revenues increased $61.4 million, or 24%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in revenues was the net result of several factors. Revenues increased an incremental $35 million from the February 2006 acquisition of Hale Hamilton and by $13 million from the acquisition of Industria in October 2005. The two acquisitions were complemented by organic increases in product sales to general industrial, power generation, aerospace, and chemical processing end markets. Incoming customer orders increased 6%, excluding Hale Hamilton and Industria, and benefited nearly every business unit, and many of our businesses benefited from higher selling prices. In 2007, management expects market conditions to remain steady for most of the general industrial, chemical processing and aerospace end markets served by this segment. Excluding any 2007 acquisition in this segment we expect a revenue increase in this segment approximating 5% for the full year 2007 compared to the full year 2006.

Energy Products revenues increased by $79.8 million, or 40%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in revenues was the net result of an incremental $40 million from the February 2006 acquisition of Sagebrush. The added revenues from the Sagebrush acquisition were complemented by additional organic increases in revenues as an escalation in worldwide demand for oil and natural gas motivated producers to increase their drilling, production, and distribution facilities. Organic revenues from our North American operations increased $25 million over 2005, and our Italian subsidiary, Pibiviesse, increased its revenues $15 million over 2005. Pibiviesse continues to be successful in winning and fulfilling orders for large international oil and gas projects, a majority of which are for national energy companies in the Middle East. Looking forward, we expect end market conditions to remain solid in 2007 but at a lower rate of growth. After two successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products Segment to have 2007 sales growth of 7% to 9% over 2006.

Gross Profit

Consolidated gross profit increased $40.2 million, or 30%, to $172.9 million for the year ended December 31, 2006 compared to $132.7 million for the year ended December 31, 2005. Consolidated gross margin of 29.2% for the year ended December 31, 2006 was a decrease of 20 basis points from the prior year period.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $16.4 million for the year ended December 31, 2006 compared to the prior year and was primarily the result of $12.9 million of incremental gross profit from the February 2006 acquisition of Hale Hamilton. At our ongoing businesses, gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were offset by higher costs. The higher costs included continuing higher raw material costs, especially stainless steel and nickel-based alloys, and we were not able to fully offset these additional costs via higher prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts in 2006 to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Further, we experienced lower factory productivity from re-organizing production flow in three of this segment’s U.S. plants. Measures being enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers.

Gross profit for the Energy Products segment increased $23.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The gross profit increase was the net effect of: $15.5 million from higher sales by existing business units and $8.3 million from the 2006 acquisition of Sagebrush. The operational improvements that have led to the increase in gross profit from our ongoing businesses included: higher unit shipments to meet the strong global demand, customer price increases, savings from facility consolidations in 2005, further increases in foreign-sourcing which helped to lower cost of goods sold, and improved linearity in production activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.7 million, or 27%, to $124.7 million for the year ended December 31, 2006 compared to $98.0 million for the year ended December 31, 2005. Selling, general and administrative expenses were 21.1% of revenues for the year ended December 31, 2006, a decrease of 70 basis points from 2005.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $17.4 million, including $8.9 million of incremental expense from our February 2006 acquisition of Hale Hamilton. In addition, certain of our ongoing businesses invested in sales efforts and product engineering in 2006 to pursue sales prospects in fast growing geographies and key customer projects.

Selling, general and administrative expenses for the Energy Products segment increased $7.3 million, including $4.2 million of incremental expense from our February 2006 acquisition of Sagebrush. This segment also incurred higher commissions and selling expense related to its nearly 20% organic revenue growth and its near record backlog of $172 million as of December 31, 2006.

Corporate general and administrative expenses increased $1.8 million to $15.9 million for the year ended December 31, 2006 compared to $13.9 million the prior year. The majority of the net increase from 2005 was from higher stock-based compensation costs. We adopted the new accounting pronouncement, (FAS 123(R)) effective January 1, 2006, requiring the expensing of stock options. The impact of this new accounting pronouncement was an additional pretax expense of $1.2 million or $0.05 per diluted share in 2006. We also incurred an incremental pretax cost of $0.7 million or $0.03 per diluted share for restricted share units granted in 2006. Other corporate expense increases for staffing were offset by reductions in consulting fees, variable compensation costs and audit fees.

Special Charges

Special charges of $0.7 million were recognized for the year ended December 31, 2006 compared to $1.6 million for the year ended December 31, 2005. The special charges recognized as of year ended December 31, 2006 related to a pension curtailment charge of $0.4 million incurred in connection with the freeze of our qualified noncontributory defined benefit plan, and in our Energy Products segment, severance charges of $0.2 million incurred in closing an assembly operation and $0.1 million related to a write down of an asset classified as held for sale.

Operating Income

The change in operating income for the year ended December 31, 2006 compared to the year ended December 31, 2005 was as follows:

Segment	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange
	December 31, 2006	December 31, 2005
	(In thousands)
Instrumentation & Thermal Fluid Controls	$27,658	$27,842	$(184)	$4,815	$(5,150)	$151
Energy	36,102	19,081	17,021	4,117	11,916	988
Corporate	(16,250)	(13,918)	(2,332)	–	(2,324)	(8)

Total	$47,510	$33,005	$14,505	$8,932	$4,442	$1,131

Operating income increased $14.5 million, or 44%, to $47.5 million for the year ended December 31, 2006 from $33.0 million for the year ended December 31, 2005, on a 31% increase in revenues in 2006.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the year ended December 31, 2006 was essentially unchanged from 2005, as its operating margin decreased 230 basis points to 8.8% in 2006 on a revenue increase of 24% compared to 2005. Results from operations were net of the decreased profitability in certain of our ongoing business that was offset by the incremental earnings from our February 2006 acquisition of Hale Hamilton and the October 2005 acquisition of Industria. Our ongoing businesses in this segment were hampered by higher raw material costs, especially stainless steel, unforeseen costs to counteract decreased vendor responsiveness, and lower factory productivity.

Operating income for the Energy Products segment increased $17.0 million, or 89% for the year ended December 31, 2006, as its operating margin increased 330 basis points to 12.9% in 2006 on a revenue increase of 40% compared to 2005. Its increased operating income benefited from a higher volume of shipments; savings from facility consolidations in 2005; price increases to customers; further foreign sourcing that reduced cost of goods sold; as well as the incremental contribution from our 2006 acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, increased $2.3 million to $5.1 million for the year ended December 31, 2006 compared to approximately $2.8 million for the year ended December 31, 2005. The increase in interest expense, net was primarily due to borrowings from our revolving credit facility, to fund the cash purchases of two acquisitions in February 2006, partially offset by the $15.0 million lower outstanding balance of our 8.23% senior unsecured notes since the principal payment in October 2005 and final principal payment in October 2006.

Provision for Taxes

The effective tax rate was 30.6% for the year ended December 31, 2006 which was a 1.6% decrease from 32.2% for the year ended December 31, 2005. This effective tax rate reduction is due to higher domestic and international tax benefits and credits in 2006 including legislation that passed in November 2006, which extended the research credits retroactive to January 2006. The increase in income taxes in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to higher income before income taxes offset by the lower 2006 tax rate.

Net Income

Net income increased $8.9 million or 44% to $29.3 million for the year ended December 31, 2006 on a 31% increase in revenues, compared to 2005. This net increase is primarily attributable to: incremental profit from acquisitions, the increased profitability of our Energy Products segment, and a lower income tax rate, all of which were partially offset by higher corporate expenses and interest expense.

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

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2006	2005
Cash flow provided by (used in):
Operating activities	$29,858	$45,326
Investing activities	(68,239)	(60,899)
Financing activities	34,148	(10,304)
Effect of exchange rates on cash balances	1,773	(1,664)

Decrease in cash and cash equivalents	$(2,460)	$(27,541)

During the twelve months ended December 31, 2006, we generated $29.9 million in cash flow from operating activities which was $15.5 million less than the cash flow generated during the twelve months ended December 31, 2005, primarily due to increases in working capital to support our 60% increase in orders and 31% increase in revenues in 2006 compared to 2005. The $68.2 million used by investing activities included $61.1 million for two acquisitions in February 2006, $51 million for Hale Hamilton and $10 million for Sagebrush; and $9.9 million used for the purchase of capital equipment. Financing activities provided $34.1 million which included: a net $30.4 million of debt borrowings and $6.2 million of proceeds from the exercise of share-based compensation and related income tax effects, offset by $2.4 million used to pay dividends to shareholders.

As part of the net $30.4 million of debt borrowings, we borrowed $61.0 million from our revolving credit facility in February 2006 to fund the acquisitions of Hale Hamilton and Sagebrush. We also borrowed from this revolving credit facility during 2006 to fund domestic working capital needs. In 2006, we made the last principal payment of $15 million of our $75 million 8.23% senior notes and we also paid off a $7.5 million, variable rate industrial revenue bond. As of December 31, 2006, total debt was $64.8 million. Total debt as a percentage of total shareholders equity was 18% as of December 31, 2006 compared to 10.8% as of December 31, 2005.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006 we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2006, we had borrowings of $58.5 million outstanding under our revolving credit facility.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2006 and December 31, 2005.

The ratio of current assets to current liabilities was 2.0:1 at December 31, 2006 and 1.9:1 at December 31, 2005. Cash and cash equivalents were $28.7 million as of December 31, 2006 compared to $31.1 million as of December 31, 2005.

In 2007, we expect cash flow from operating activities to be between $55 million to $60 million, with expected uses for capital expenditures of nearly $15 million, $20 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2006 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Contractual Cash Obligations:

Notes payable	$216	$–	$216	$–	$–
Current portion of long-term debt	415	415	–	–	–

Total short-term borrowings	631	415	216	–	–

Long-term debt, less current portion	64,195	–	430	58,494	5,271
Interest payments on debt	16,452	3,695	7,304	3,628	1,825
Operating leases	12,849	5,151	6,462	1,119	117

Total contractual cash obligations	$94,127	$9,261	$14,412	$63,241	$7,213

Other Commercial Commitments:

U.S. standby letters of credit	$3,016	$2,986	$30	$–	$–
International standby letters of credit	25,277	18,379	1,442	5,456	–
Commercial contract commitments	77,397	73,731	1,805	552	1,309

Total commercial commitments	$105,690	$95,096	$3,277	$6,008	$1,309

The most significant of our contractual cash obligations at December 31, 2006 related to our revolving credit facility totaling $58.5 million. The interest on the revolving credit facility, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2007 and 2019 and interest rates ranging between 3.80% and 8.98%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments includes approximately $73.5 million of commitments related to open purchase orders. All but approximately $0.5 million of these open purchase orders are not expected to extend beyond 2007. As of December 31, 2006 we did not have any open purchase order commitments that extend beyond 2009.

We did not contribute to our pension plan trust during the fiscal year ended December 31, 2006 compared to a contribution of $2.0 million during the fiscal year ended December 31, 2005. We do not expect to make plan contributions for 2007. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

“Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We have adopted FIN No.48 as of January 1, 2007. The adoption will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006. We adopted Statement 158 as of December 31,2006. A $0.7 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

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

Interest Rate Sensitivity Risk

As of December 31, 2006, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term borrowing rates. We had $58.5 million borrowed under our revolving credit facility as of December 31, 2006. Based upon expected levels of borrowings under our revolving credit facility in 2007 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.5 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2006, we had forward contracts to sell currencies with a face value of approximately $0.6 million. The net unrealized losses attributable to foreign currency forward contracts at December 31, 2006 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s evaluation of internal control over financial reporting as of December 31, 2006 excluded an evaluation of the internal control over financial reporting of Hale Hamilton and Sagebrush which we acquired in February 2006. Hale Hamilton and Sagebrush’s combined total revenues of $75.9 million and total assets of $104.7 million are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2006

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

Item 11.    Executive Compensation

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

This information appearing under the section “Principal Accountant Fees and Services” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	94

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

4.3

Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

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

10.12

Executive Employment Agreement, as amended and restated, between CIRCOR, Inc. and David A. Bloss, Sr., dated as of September 16, 2005 is incorporated herein by reference to Exhibit 10.1 on Form 8-K, File No. 001 – 14962, filed with the Securities and Exchange Commission on September 20, 2005.

10.13

Credit Agreement, dated as of December 20, 2005, by and among CIRCOR International, Inc., as Borrower, the Other Credit Parties party hereto, the Lenders party hereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and administrative agent, and Bank of America NA as Syndication Agent.

Exhibit No.	Description and Location

10.14

First Amendment to credit agreement by and among CIRCOR International, Inc., as Borrower, the Other Credit Parties party hereto, the Lenders party hereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and administrative agent, and Bank of America NA as Syndication Agent dated October 12, 2006 Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

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

10.23

Executive Change of Control Agreement between CIRCOR International, Inc. and Susan M. McCuaig dated May 5, 2005 is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2005.

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

10.26

Executive Change of Control Agreement between Christopher R. Celtruda and CIRCOR, Inc. dated June 15, 2006 is incorporated herein by reference to Exhibit 10.2 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on June 19, 2006.

10.27

Executive Change of Control Agreement between Wayne F. Robbins and CIRCOR, Inc. dated March 21, 2006 is incorporated herein by reference to Exhibit 10.2 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 21, 2006.

10.28

Executive Change of Control Agreement between Richard A. Broughton and CIRCOR, Inc. dated December 18, 2006 is incorporated herein by reference to Exhibit 10.2 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 19, 2006.

10.29

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

CIRCOR INTERNATIONAL, INC.

By:	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr. Chairman and Chief Executive Officer

Date:	February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2007

/s/ KENNETH W. SMITH Kenneth W. Smith	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2007

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2007

/s/ JEROME D. BRADY Jerome D. Brady	Director	February 22, 2007

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	February 22, 2007

/s/ DAVID F. DIETZ David F. Dietz	Director	February 22, 2007

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 22, 2007

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share – Based Payment” on January 1, 2006. As discussed in note 13 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CIRCOR International, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CIRCOR International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CIRCOR International, Inc. acquired Hale Hamilton Valves Limited (“Hale Hamilton”) and Sagebrush Pipeline Equipment Co. (“Sagebrush”) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Hale Hamilton’s and Sagebrush’s internal control over financial reporting associated with aggregate total assets of $104,737,876 and aggregate total revenues of $75,888,877 included in the consolidated financial statements of CIRCOR International, Inc. as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of CIRCOR International, Inc. also excluded an evaluation of the internal control over financial reporting of Hale Hamilton and Sagebrush.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIRCOR International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated February 22, 2007, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Boston, Massachusetts

February 22, 2007

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,652	$31,112
Investments	86	86
Trade accounts receivable, less allowance for doubtful accounts of $2,523 and $1,943, respectively	108,689	77,731
Inventories	150,160	107,687
Prepaid expenses and other current assets	2,926	3,705
Deferred income taxes	7,305	4,328
Assets held for sale	3,132	1,115

Total Current Assets	300,950	225,764

PROPERTY, PLANT AND EQUIPMENT, NET	79,039	63,350
OTHER ASSETS:
Goodwill	163,720	140,179
Intangibles, net	49,226	20,941
Other assets	12,740	10,146

TOTAL ASSETS	$605,675	$460,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,788	$49,736
Accrued expenses and other current liabilities	54,359	26,031
Accrued compensation and benefits	15,325	14,509
Income taxes payable	6,027	3,418
Notes payable and current portion of long-term debt	415	27,213

Total Current Liabilities	147,914	120,907

LONG-TERM DEBT, NET OF CURRENT PORTION	64,411	6,278
DEFERRED INCOME TAXES	21,674	11,237
OTHER NON-CURRENT LIABILITIES	14,375	11,235
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,181,070 and 15,823,529 issued and outstanding at December 31, 2006 and 2005, respectively	162	158
Additional paid-in capital	224,508	215,274
Retained earnings	109,251	82,318
Accumulated other comprehensive income	23,380	12,973

Total Shareholders’ Equity	357,301	310,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,675	$460,380

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net revenues	$591,711	$450,531	$381,834
Cost of revenues	418,803	317,856	274,265

GROSS PROFIT	172,908	132,675	107,569
Selling, general and administrative expenses	124,720	98,040	85,332
Special charges	678	1,630	303

OPERATING INCOME	47,510	33,005	21,934

Other (income) expense:
Interest income	(429)	(579)	(756)
Interest expense	5,546	3,389	4,446
Other, net	134	144	(234)

TOTAL OTHER EXPENSE	5,251	2,954	3,456

INCOME BEFORE INCOME TAXES	42,259	30,051	18,478
Provision for income taxes	12,931	9,668	6,675

NET INCOME	$29,328	$20,383	$11,803

Earnings per common share:
Basic	$1.84	$1.30	$0.77
Diluted	$1.80	$1.27	$0.74
Weighted average common shares outstanding:
Basic	15,976	15,690	15,361
Diluted	16,291	16,019	15,877
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$29,328	$20,383	$11,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,206	9,825	9,664
Amortization	2,394	588	192
Compensation expense of stock-based plans	3,252	1,020	650
Deferred income taxes	(4,708)	(35)	(14)
Loss on sale/disposal of property, plant and equipment	91	128	704
Gain on the sale of assets held for sale	–	(110)	(149)
Gain on the sale of subsidiary	(11)	–	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(20,857)	(10,090)	4,960
Inventories	(29,804)	1,638	(1,764)
Prepaid expenses and other assets	4,966	160	3,079
Accounts payable, accrued expenses and other liabilities	34,001	21,819	124

Net cash provided by operating activities	29,858	45,326	29,249

INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,933)	(15,021)	(5,287)
Proceeds from the disposal of property, plant and equipment	371	99	1,009
Proceeds from the sale of assets held for sale	100	1,467	4,038
Proceeds from the sale of investments	12,211	6,699	11,339
Purchase of investments	(12,194)	(2,535)	(7,077)
Business acquisitions, net of cash acquired	(61,103)	(50,779)	(12,591)
Purchase price escrow release payments	–	(829)	(1,538)
Proceeds from sale of business, net of cash sold	2,309	–	–

Net cash used in investing activities	(68,239)	(60,899)	(10,107)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	100,561	10,669	322
Payments of long-term debt	(70,204)	(22,386)	(18,787)
Dividends paid	(2,395)	(2,358)	(2,303)
Proceeds from the exercise of stock options	3,627	3,771	1,232
Tax effect of share based compensation	2,559	–	–

Net cash provided by (used in) financing activities	34,148	(10,304)	(19,536)

Effect of exchange rate changes on cash and cash equivalents	1,773	(1,664)	845

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,460)	(27,541)	451
Cash and cash equivalents at beginning of year	31,112	58,653	58,202

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,652	$31,112	$58,653

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$12,135	$5,422	$8,854
Interest	$5,226	$3,321	$4,345

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2003	15,302	$153	$206,160	$54,793	$14,054	$275,160

Net income				11,803		11,803
Cumulative translation adjustment					6,542	6,542

Comprehensive income						18,345

Common stock dividends declared				(2,303)		(2,303)
Stock options exercised	102	1	1,231			1,232
Income tax benefit from stock options			232			232
Conversion of restricted stock units	26	–	209			209
Equity based compensation			560			560

BALANCE AT DECEMBER 31, 2004	15,430	154	208,392	64,293	20,596	293,435

Net income				20,383		20,383
Cumulative translation adjustment					(7,470)	(7,470)
Minimum pension liability (net of tax benefit of $94)					(153)	(153)

Comprehensive income						12,760

Common stock dividends declared				(2,358)		(2,358)
Stock options exercised	358	4	3,768			3,772
Income tax benefit from stock options			1,947			1,947
Conversion of restricted stock units	36	–	224			224
Equity based compensation			943			943

BALANCE AT DECEMBER 31, 2005	15,824	158	215,274	82,318	12,973	310,723

Net income				29,328		29,328
Cumulative translation adjustment					12,338	12,338
Minimum pension liability (net of tax benefit of $774)					(1,264)	(1,264)

Comprehensive income						40,402

Pension liability adjustment to apply SFAS 158 (net of tax benefit of $409)					(667)	(667)
Common stock dividends declared				(2,395)		(2,395)
Stock options exercised	298	3	3,624			3,627
Income tax benefit from share based compensation			2,559			2,559
Conversion of restricted stock units	59	1	(92)			(91)
Equity based compensation			3,143			3,143

BALANCE AT DECEMBER 31, 2006	16,181	$162	$224,508	$109,251	$23,380	$357,301

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

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendeman; Regeltechnik Kornwestheim GmbH; Industria, S.A.; Spence Engineering Company, Inc.; Spence Strainers; Hale Hamilton, Ltd; Texas Sampling, Inc.; DQS International and subsidiary, Dopak Inc.; Loud Engineering Co.; Tomco Quick Couplers; and U.S. Para Plate Corporation.

The Energy Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Energy Products Group includes the following subsidiaries and major divisions: Circor Energy Products Inc., KF Canada, Pibiviesse Srl.; SKVC; and Sagebrush Pipeline

(2)    Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to purchase accounting, depreciation, amortization and impairment of long-lived assets, pension obligations, deferred income taxes, inventory valuations, environmental liability, and product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

In the fourth quarter 2004, we evaluated the impact of our programs initiated during the two years prior to 2004 to increase the proportion of our inventory purchased from less-expensive suppliers, primarily in Asia and Eastern Europe. One result of our successful foreign-sourcing programs is that we need less internal manufacturing and warehousing capability, particularly in North America. In addition, our past practice has been to retain much of our inventory for extended periods, even utilizing extra warehousing facilities and resources. After considering these factors, we concluded that it was more cost effective to dispose of selected inventory and reduce warehouse capacity than to incur ongoing carrying costs. We decided to lower our costs by disposing of certain inventories and consolidating facilities. As a result of that decision, we recorded a pre-tax charge of $6.6 million in the fourth quarter 2004 to write down our inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 13 to 40 years for buildings and improvements and 3 to 10 years for manufacturing machinery and equipment and office equipment, and 3 to 5 years

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

for computer equipment and software and motor vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

We perform an impairment test on an annual basis as of the end of our fiscal October month end or more frequently if circumstances warrant. The most recent impairment test was conducted in the fourth quarter of 2006 and resulted in no impairment. Intangible assets that have definitive useful lives continue to be amortized over their useful lives.

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

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2006, 2005, and 2004 were $1.9 million, $1.6 million, and $1.4 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2006, 2005 and 2004, were $3.2 million, $1.9 million and $1.6 million, respectively.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2006, 2005 and 2004 were not significant.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2006			2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$29,328	15,976	$1.84	$20,383	15,690	$1.30	$11,803	15,361	$0.77
Dilutive securities, principally Common stock options	–	315	0.04	–	329	0.03	–	516	0.03

Diluted EPS	$29,328	16,291	$1.80	$20,383	16,019	$1.27	$11,803	15,877	$0.74

Certain stock options to purchase common shares were not included in the table above because they were anti-dilutive. The options excluded from the table for the years ended December 31, 2006, 2005 and 2004 were: 133,860 options ranging from $26.29 to $23.92, 21,100 options ranging from $26.29 to $27.81, and 148,100 options at $23.80, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Share Based Compensation

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

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in fiscal 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated. See Note (11) to the consolidated financial statements for further information on share based compensation.

Derivative Financial Instruments

We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Gains and losses on contracts designated as hedges are recognized when hedged transactions affect earnings, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as incurred as a component of other non-operating income or expense and were not significant for the years ended December 31, 2006, 2005 and 2004.

New Accounting Standards

“Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We have adopted FIN No.48 as of January 1, 2007. The adoption of this pronouncement will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006. We adopted Statement 158 as of December 31, 2006. A $0.7 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(3)    Business Acquisitions and Divestitures

Our growth strategy includes strategic acquisitions that complement and extend our current offering of engineered flow control products. Our acquisitions have well established brand recognition and are well known within the industry. Excluding our 2006 acquisitions, we have historically financed our acquisitions from available cash balances and we accounted for these transactions as purchase business combinations.

On April 30, 2004, we acquired Mallard Control Company (“Mallard”), located in Beaumont, Texas, for $9.7 million in cash plus the assumption of $4.3 million of debt, that we paid off at closing. During 2006, we increased the recorded goodwill by $1.0 million upon the release to the former shareholders of funds previously held in escrow. Mallard produces control valves, relief valves, pressure regulators and other related products, primarily for oil and gas production and processing and other petrochemical applications that are sold under the Mallard and Hydroseal brand names. Mallard is being operated within our Energy Products segment. During the second quarter of 2005, we finalized identifiable asset amounts associated with our April 2004 acquisition of Mallard. In connection with the finalization of our Mallard acquisition purchase price allocation, we recorded $3.4 million of intangible assets, associated with customer relationships, brand names, and non-competition agreements. Approximately $2.2 million of these intangible assets will be amortized over 10-15 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.2 million of intangible assets will not be amortized but will be subject to impairment tests. The $5.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

On January 14, 2005, we acquired Loud Engineering & Manufacturing, Inc. (“Loud”) located in Ontario, California for approximately $34.7 million, net of acquired cash of $1.3 million. During 2006, we increased the recorded goodwill by $5.4 million upon the release to the former shareholders of funds previously held in escrow. Loud is a leading designer and manufacturer of landing gear systems and related components for military helicopters and jets and is operated within our Instrumentation and Thermal Fluid Controls Products segment. In connection with the finalization of Loud’s purchase price allocation, we recorded $7.0 million of current assets, $1.9 million of fixed assets, $0.7 million of other assets, $16.0 million of intangible assets, $15.2 million of goodwill, $3.1 million of current liabilities, and $7.3 million of other liabilities. Included in the $16.0 million of intangible assets are customer relationships, brand names, a license agreement and non-competition agreements. Approximately $10.5 million of these intangible assets will be amortized over 10-20 year periods and will result in annual amortization expense of approximately $0.7 million. The remaining $5.5 million of intangible assets will not be amortized but will be subject to impairment tests. The $20.6 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

In May 2005, we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Company, Ltd., (“SKVC”) located in Suzhou, China, for $6.8 million. SKVC will continue to be operated in our Energy Products segment and primarily manufactures ball valves for other entities within our Energy Products segment. The excess of the purchase price over the fair value of the net identifiable assets was recorded as $1.9 million of goodwill and an increase to an existing intangible of $0.3 million and will not be deductible for tax purposes.

On October 3, 2005, we acquired Industria S.A. (“Industria”) located in Paris, France, for approximately $10.2 million in cash. Industria produces solenoid valves and components for commercial and military aerospace applications and operates as part of our Aerospace Products business unit with our Instrumentation and Thermal Fluid Controls Products segment. In connection with the finalization of Industria’s purchase price allocation, we recorded $11.6 million of current assets, $4.0 million of fixed assets, $3.5 million of intangible assets, $2.1 million of goodwill, $5.6 million of current liabilities, and $3.5 million of other liabilities. Included in the $3.5 million of intangible assets are customer relationships, brand names, and technology which were recorded in 2006. Approximately $2.0 million of these intangible assets will be amortized over 10-20 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.5 million of intangible assets will not be amortized but will be subject to impairment tests. The $2.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) based near Tulsa, Oklahoma, for $12.5 million including the assumption of debt and $0.5 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $0.5 million escrow is included as restricted cash in Other Assets on our consolidated balance sheet. We borrowed approximately $10.0 million from our unsecured revolving credit facility in February 2006 to

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

fund this acquisition. Sagebrush provides pipeline flow control and measurement equipment to the North American oil and gas markets and will operate within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies In connection with Sagebrush’s purchase price allocation, we recorded $7.6 million of current assets, $2.6 million of fixed assets, $5.2 million of intangible assets, $4.7 million of goodwill, $5.5 million of current liabilities, and $2.5 million of other liabilities. Included in the $5.2 million of intangible assets are customer relationships, brand names, and non-competition agreements. Approximately $2.3 million of these intangible assets will be amortized over 6-10 year periods and will result in annual amortization expense of approximately $0.3 million. The remaining $2.9 million of intangible assets will not be amortized but will be subject to impairment tests. The $4.7 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) headquartered outside of London in Uxbridge, Middlesex UK, for $51.9 million including the assumption of debt and $10.1 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $10.1 million escrow is included as restricted cash in Other Assets on our consolidated balance sheet. We borrowed approximately $51.0 million from our unsecured revolving credit facility in February 2006 to fund this acquisition. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and operates as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and has been a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. In connection with Hale Hamilton’s purchase price allocation, we recorded $14.7 million of current assets, $10.5 million of fixed assets, $20.8 million of intangible assets, $14.1 million of goodwill, $9.2 million of current liabilities, and $9.0 million of other liabilities. Included in the $20.8 million of intangible assets are customer relationships, brand names, and technology. Approximately $14.2 million of these intangible assets will be amortized over 12-15 year periods and will result in annual amortization expense of approximately $1.0 million. The remaining $6.6 million of intangible assets will not be amortized but will be subject to impairment tests. The $14.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On December 8, 2006, we sold all of the outstanding stock of Societe Alsacienne Regulaves Thermiques von Rohr, S.A (“SART”), a French limited liability company for approximately $2.7 million including $0.4 million of cash sold. We had owned SART since June 2001 and recorded a gain of less than $0.1 million in connection with the divestiture of this business.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table reflects unaudited pro forma consolidated results on the basis that Hale Hamilton, Sagebrush, Loud, Industria, and Mallard acquisitions took place and were recorded at the beginning of each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net revenue	$598,610	$526,024	$471,970
Net income	$29,383	$25,555	$17,007
Earnings per share: basic	$1.84	$1.63	$1.12
Earnings per share: diluted	$1.80	$1.60	$1.09

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2006, 2005 and 2004 (In thousands):

	Year Ended December 31,
	2006	2005	2004
Reconciliation of net cash paid:
Fair value of assets acquired	$80,211	$61,851	$14,707
Prior year escrow release payments	–	829	1,538
Acquisition escrow payments	10,616	5,400	–
Less: liabilities assumed	26,237	12,887	2,116
Less: accrued purchase price	–	985	–

Cash paid	64,590	54,208	14,129
Less: cash acquired	3,487	2,600	–

Net cash paid for acquired businesses	$61,103	$51,608	$14,129

Determination of goodwill:
Cash paid, net of cash acquired	$61,103	$51,608	$14,129
Accrued purchase price	–	985	–
Liabilities assumed	26,237	12,887	2,116
Less: Acquisition escrow payments	10,616	5,400	–
Less: fair value of assets acquired, net of goodwill and cash acquired	57,945	36,194	8,404

Goodwill	$18,779	$23,887	$7,841

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(4)    Investments

All investments are designated as available for sale. Investments as of December 31, 2006 and December 31, 2005 are as follows (In thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006:
Guaranteed investment contracts maturing in various periods to September 2007 at rate of 3.5%	$86	$–	$–	$86

December 31, 2005:
Guaranteed investment contracts maturing in various periods to December 2006 at rate of 2.5%	$86	$–	$–	$86

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2006	2005
Raw materials	$61,997	$36,774
Work in process	48,756	40,352
Finished goods	39,407	30,561

	$150,160	$107,687

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2006	2005
Land	$11,936	$6,560
Buildings and improvements	47,820	36,730
Manufacturing machinery and equipment	111,473	100,181
Computer equipment and software	12,792	12,891
Office equipment and motor vehicles	8,819	9,397
Construction in progress	828	827

	193,668	166,587
Accumulated depreciation	(114,629)	(103,236)

	$79,039	$63,350

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(7)    Goodwill and Other Intangible Assets

We completed our annual goodwill impairment valuation as of November 1, 2006 during the fourth quarter of 2006, and determined that the fair value of the reporting units’ goodwill exceeded their carrying value and that no impairment existed for the annual evaluation as well.

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2006 and 2005 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2005	$121,308	$18,871	$140,179
Business acquisitions (see Note 3)	14,095	4,684	18,779
Purchase price adjustment of previous acquisitions	5,400	970	6,370
Adjustments to preliminary purchase price allocation	(3,870)	–	(3,870)
Sale of business	(926)	–	(926)
Currency translation adjustments	3,122	66	3,188

Goodwill as of December 31, 2006	$139,129	$24,591	$163,720

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2004	$101,291	$19,016	$120,307
Business acquisitions	21,247	1,866	23,113
Purchase price adjustment of previous acquisitions	533	296	829
Adjustments to preliminary purchase price allocation	–	(2,459)	(2,459)
Sale of business		–	–
Currency translation adjustments	(1,763)	152	(1,611)

Goodwill as of December 31, 2005	$121,308	$18,871	$140,179

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$5,676	$(5,298)	$5,140	$(5,060)
Trademarks and trade names (non-amortizable)	18,388	–	7,172	–
Land use rights	373	(10)	1,846	(365)
Customer relationships	27,066	(2,222)	11,559	(345)
Other	5,873	(620)	1,299	(305)

Total	$57,376	$(8,150)	$27,016	$(6,075)

Net carrying value of intangible assets	$49,226		$20,941

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The table below presents estimated amortization expense for intangible assets recorded as of December 31, 2006 (In thousands):

	2007	2008	2009	2010	2011	After 2011
Estimated amortization expense	$2,771	$2,771	$2,771	$2,763	$2,763	$16,999

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2006	2005
Deferred income tax liabilities:
Excess tax over book depreciation	$9,130	$6,510
Inventories	1,012	1,538
Goodwill and other intangibles	21,381	11,045
Other	249	250

Total deferred income tax liabilities	31,772	19,343

Deferred income tax assets:
Accrued expenses	10,195	7,409
Inventories	4,859	3,491
Net operating loss and credit carry-forward	9,713	11,754
Intangible assets	233	279
Other comprehensive income—pension benefit obligation	1,277	94
Other	575	478

Total deferred income tax assets	26,852	23,505
Valuation allowance	9,449	11,071

Deferred income tax asset, net of valuation allowance	17,403	12,434

Deferred income tax liability, net	$(14,369)	$(6,909)

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:
Net current deferred income tax asset	$7,305	$4,328
Net non-current deferred income tax liability	(21,674)	(11,237)

Deferred income tax liability, net	$(14,369)	$(6,909)

The above components of deferred income taxes are as follows:
Domestic	$4,538	$1,840
Foreign	2,767	2,488

Net deferred income tax asset	$7,305	$4,328

Domestic	$(9,427)	$(9,919)
Foreign	(12,247)	(1,318)

Net non-current deferred income tax liability	$(21,674)	$(11,237)

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$16,558	$13,548	$4,015
Foreign	25,701	16,503	14,463

	$42,259	$30,051	$18,478

The provision for income taxes (benefit) consists of the following (In thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax expense:
Federal	$8,422	$3,294	$579
Foreign	7,766	5,815	5,654
State	1,451	594	456

	17,639	9,703	6,689

Deferred tax expense (benefit):
Federal	(3,547)	183	348
Foreign	(346)	(248)	(169)
State	(815)	30	(193)

	(4,708)	(35)	(14)

	$12,931	$9,668	$6,675

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2006	2005	2004
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.0	1.3	0.9
Foreign tax rate differential and credits	(3.0)	(1.8)	5.5
Extraterritorial income exclusion (formerly FSC)	(1.3)	(1.8)	(3.0)
Manufacturing deduction	(0.3)	–	–
Research and experimental credit	(0.9)	(0.8)	(1.0)
Other, net	0.1	0.3	(1.3)

Effective Tax Rate	30.6%	32.2%	36.1%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2006, we had foreign tax credits of $9.1 million, state net operating losses of $1.0 million and state tax credits of $0.9 million. The foreign tax credits, if not utilized, will expire in 2015. The state net operating losses and state tax credits, if not utilized, will expire in 2015 through 2024. We had a valuation allowance of $9.5 million and $11.1 million as of December 31, 2006 and 2005, respectively, against the foreign tax credits, state operating losses, and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

Undistributed earnings of our foreign subsidiaries amounted to $41.0 million at December 31, 2006 and $26.3 million at December 31, 2005. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $1.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2006.

Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2006	2005
Customer deposits and obligations	$27,621	$7,226
Commissions payable and sales incentive	8,192	4,734
Professional fees	2,839	2,742
Warranty reserve	2,750	2,173
Insurance	2,354	1,134
Taxes other than income tax	2,498	1,600
Other	8,105	6,422

	$54,359	$26,031

Customer deposits and obligations increased by $20.4 million in 2006 primarily due to significant increase in orders during the year ending December 31, 2006.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2006	2005
Unsecured revolving credit facility, at varying interest rates, as of December 31, 2006 interest rate was 5.83%	$58,479	$–
Senior unsecured notes, annual principal payments of $15.0 million through October 19, 2006, at a fixed interest rate of 8.23%	–	15,000
Industrial revenue bond(s), maturing in December 2006 and August 2019, at variable interest rates of 4.02% at December 31, 2006, and 3.60% and 3.65% at December 31, 2005	4,760	12,260
Capital lease obligations	859	1,732
Other borrowings, at varying interest rates ranging from 5.99% to 8.98% in 2006 and 3.67% to 6.25% in 2005	728	4,499

Total long-term debt	64,826	33,491
Less: current portion	415	27,213

Total long-term debt, less current portion	$64,411	$6,278

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006 we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. In accordance with the credit agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the Fed Funds rate plus 0.50% or the lenders Prime rate. We are also required to pay an unused facility fee that can range from 0.15% to 0.35% per annum and a utilization fee of 0.10% per annum if our borrowings exceed 50% of the credit facility limit. The facility expires on the earlier of December 20, 2010 or the date on which the revolving credit facility commitments are terminated by the Lenders in accordance with the Credit Agreement. The entire principal amount of all outstanding loans is not due until the facility expiration date, as such this amount has been classified as long term. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2006, we had borrowings of $58.5 million outstanding under our revolving credit facility.

On October 19, 1999, we issued $75.0 million of unsecured notes that matured through annual principal payments from October 2002 – 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by, and advances from, Watts and the outstanding balance under a then existing term loan agreement. Beginning on October 19, 2002, we commenced

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which matured in October 2006. The last annual payment of $15 million was paid in October 2006.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2006 and December 31, 2005.

At December 31, 2006, minimum principal payments required during each of the next five years are as follows (In thousands):

	2007	2008	2009	2010	2011	After 2011
Minimum principal payments	$415	$310	$335	$58,494	$–	$5,271

(11)    Share-Based Compensation

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

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards in fiscal 2006. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the three-year vesting period. During the year ended December 31, 2006 and December 31, 2005 we granted 104,849 and 76,100 RSU Awards with approximate fair values of $27.90 and $25.47 per RSU Award, respectively.

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in fiscal 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated.

As a result of the adoption of SFAS 123(R), our income before income taxes and net income for the year ended December 31, 2006 is $1.2 million and $0.8 million lower, respectively, than if we continued to account for share-based payments under APB 25. The adoption of SFAS 123(R) reduced our basic and diluted earnings per share for the year ended December 31, 2006 by $0.05 per share. As of December 31, 2006 there was $4.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.29 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost for those share-based awards (excess tax benefits) to be classified as financing activities.

The following table illustrates the effect on net income and earnings per share during the year ended December 31, 2005 and December 31, 2004, if we had applied the fair value recognition provisions of FASB Statement No. 123, (In thousands, except per share data):

	December 31, 2005	December 31, 2004
Net income	$20,383	$11,803
Add stock-based compensation expense included in reported net income, net of tax	690	423
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	1,678	1,305

Pro forma net income as if the fair value based method had been applied to all awards	$19,395	$10,921

Earnings per common share (as reported):
Basic	$1.30	$0.77
Diluted	$1.27	$0.74
Pro forma earnings per common share:
Basic	$1.24	$0.71
Diluted	$1.21	$0.69

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

We did not grant any stock-options during the year ended December 31, 2006. The following summary presents the weighted average assumptions used to estimate fair value our stock-option grants during the year ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Risk-free interest rate	3.8%	3.8%
Expected life (years)	6.4	7.0
Expected stock volatility	40.7%	32.8%
Expected dividend yield	0.6%	0.9%

As of December 31, 2006 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of December 31, 2006, 1,123,069 shares were available for grant under the 1999 Stock Plan.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units “RSU MIPS”. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 113,423 and 26,510 restricted stock units with per unit discount amounts representing fair values of $9.18 and $8.22 were granted under the Circor Management Stock Purchase Plan during the twelve months ended December 31, 2006 and December 31, 2005, respectively.

At the date of our spin-off from Watts Water Technologies, Inc. (“Watts”) in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2006, there were 340,908 restricted stock units and 9,600 SARs outstanding. Compensation expense related to restricted stock units, stock-options and SARs for the twelve month periods ended December 31, 2006, 2005 and 2004 was $3.3 million, $1.0 million and $0.7 million, respectively and was recorded as selling, general and administrative expense.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2006, 2005, and 2004 and changes during the twelve month period are presented in the table below (Options in thousands):

	December 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,080	$16.07	1,273	$13.28	1,335	$12.24
Granted	–	–	188	24.90	118	23.74
Exercised	(298)	12.17	(358)	10.55	(102)	12.06
Canceled	(85)	20.22	(23)	20.21	(78)	12.96

Options outstanding at end of period	697	$17.23	1,080	$16.07	1,273	$13.28

Options exercisable at end of period	485	$15.04	654	$12.94	819	$11.65
Weighted average fair value of options granted		N/A		$10.92		$8.98

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2006 was 4.84 years and 4.77 years, respectively. The aggregate intrinsic value of stock-options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $6.1 million, $5.2 million and $0.7 million respectively. The aggregate fair value of stock-options vested during the twelve months ended December 31, 2006, 2005 and 2004 was $1.1 million, $1.3 million and $1.2 million respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2006 was $13.6 million and $10.5 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.17 – $ 7.88	35	3.6	$7.50	35	$7.50
7.89 – 10.51	39	2.8	10.38	39	10.38
10.52 – 15.77	267	5.4	13.82	228	13.80
15.78 – 18.40	131	4.8	16.32	121	16.32
18.41 – 21.03	2	6.6	19.75	–	–
21.04 – 23.66	1	8.3	22.97	1	22.97
23.67 – 26.29	222	7.7	24.54	61	24.34

$ 7.17 – $26.29	697	5.8	$17.23	485	$15.04

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2006, 2005, and 2004 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2006		2005		2004
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	102	$25.01	38	$22.61	–	–
Granted	105	27.90	76	25.47	40	$23.74
Settled	(15)	24.27	(5)	23.81	–	–
Cancelled	(30)	25.67	(7)	23.88	(2)	23.80

RSU Awards outstanding at end of period	162	$26.83	102	$25.01	38	$22.61

RSU Awards exercisable at end of period	12		5		–
Weighted average fair value of RSU Awards granted		$24.68		$23.80		N/A

The aggregate intrinsic value of RSU Awards settled during the twelve months ended December 31, 2006, 2005 and 2004 was $0.6 million, $0.2 million and $0 respectively. The aggregate fair value of RSU Awards vested during the twelve months ended December 31, 2006, 2005 and 2004 was $0.8 million, $0.3 million and $0 respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2006 was $6.0 million and $0.4 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about RSU Awards outstanding at December 31, 2006:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $ 23.99	16	0.10	$23.79	5	$23.80
24.00 – 25.99	36	1.13	24.90	6	24.90
26.00 – 27.99	101	2.37	27.81	1	27.95
28.00 – 29.99	8	2.30	28.88	–	–
30.00 – 31.99	1	2.76	30.11	–	–

$22.00 – $31.99	162	1.87	$26.83	12	$24.68

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of December 31, 2006, 2005, and 2004 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2006		2005		2004
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	154	$12.96	173	$11.70	159	$10.10
Granted	113	18.63	27	16.68	53	15.92
Settled	(45)	11.27	(30)	10.11	(26)	9.18
Cancelled	(43)	14.68	(16)	11.80	(13)	10.34

RSU MIPs outstanding at end of period	179	$16.69	154	$12.96	173	$11.70

RSU MIPs exercisable at end of period	20	$8.41	61	$8.41	53	$7.96
Weighted average fair value of RSU MIPs granted		$18.63		$16.68		$15.92

The aggregate intrinsic value of RSU MIPs settled during the twelve months ended December 31, 2006, 2005 and 2004 was $1.8 million, $1.1 million and $0.8 million, respectively. The aggregate fair value of RSU MIPs vested during the twelve months ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.6 million and $0.2 million respectively. The aggregate intrinsic value of RSU MIPs outstanding and exercisable as of December 31, 2006 was $3.6 million and $0.6 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about RSU MIPs outstanding at December 31, 2006 (RSUs in thousands):

	RSU MIPs Outstanding			RSU MIPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 5.03 – $ 7.99	9	–	$5.84	9	$5.84
8.00 – 10.99	8	–	10.08	8	10.08
11.00 – 13.99	3	–	12.72	3	12.72
14.00 – 16.99	58	0.49	16.17	–	–
17.00 – 19.99	101	2.16	18.63	–	–

$ 5.03 – $19.99	179	1.54	$16.69	20	$8.41

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income consists of the following (In thousands):

	December 31, 2006
	Gross Item	Tax Effect	Net of Tax
Cumulative translation adjustment	$25,464	$–	$25,464
Minimum pension liability	(2,285)	868	(1,417)
Pension liability adjustment to apply SFAS 158	(1,076)	409	(667)

Total accumulated other comprehensive income	$22,103	$1,277	$23,380

	December 31, 2005
	Gross Item	Tax Effect	Net of Tax
Cumulative translation adjustment	$13,126	$–	$13,126
Minimum pension liability	(247)	94	(153)

Total accumulated other comprehensive income	$12,879	$94	$12,973

The increase in our cumulative translation adjustment balance of $12.3 million from December 31, 2005 to December 31, 2006 was primarily a result of the devaluation of the US dollar against other foreign currencies.

As a result of the sale of SART in 2006 we included a reduction of $1.6 million in our cumulative translation adjustment balance. This reduction of $1.6 million was included in the calculation of the gain on the sale of less than $0.1 million.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(13)    Employee Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. The annual measurement date for both of our plans has been September 30th.

As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006. In connection with the freeze of our qualified noncontributory defined benefit plan we incurred a pre-tax curtailment charge of $0.4 million during the third quarter of 2006. This curtailment charge was recorded as a special charge in our income statement and is not included in the components of net benefit expense listed below.

During 2006, we did not make any cash contributions to our qualified defined benefit pension plan. In 2007, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2006	2005	2004
Components of net benefit expense:
Service cost-benefits earned	$1,724	$2,159	$2,322
Interest cost on benefits obligation	1,713	1,453	1,315
Net loss amortization	217	199	286
Transition asset amortization	(8)	(8)	(8)
Prior service cost amortization	59	98	98
Expected return on assets	(2,205)	(1,854)	(1,541)

Net periodic cost of defined benefits plans	1,500	2,047	2,472
Cost of 401(k) plan company match contributions	1,101	339	326

Net benefit plans expense	$2,601	$2,386	$2,798

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2006	2005	2004
Net periodic benefit cost:
Discount rate	5.50%	5.80%	6.00%
Expected return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit obligations:
Discount rate	5.80%	5.50%	5.80%
Rate of compensation increase – nonqualified plan	4.00%	4.00%	4.00%
Rate of compensation increase – qualified plan	0.00%	4.00%	4.00%

The qualified plan was remeasured on March 31, 2006 due to freeze in pension accruals after July 1, 2006. The discount rate used to determine net periodic benefit cost for the period after July 1, 2006 was 6%.

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The funded status of the defined benefit plan and amounts recognized in the balance sheets, measured as of September 30, are as follows (In thousands):

	December 31,
	2006	2005
Change in projected benefit obligation:
Balance at beginning of year	$31,884	$25,269
Service cost	1,724	2,159
Interest cost	1,713	1,453
Actuarial loss	(1,430)	3,779
Benefits paid	(587)	(436)
Administrative expenses	(271)	(340)
Curtailments	(1,783)	–

Balance at end of year	$31,250	$31,884

Change in fair value of plan assets:
Balance at beginning of year	$25,513	$21,358
Actual return on assets	2,431	2,931
Benefits paid	(587)	(436)
Administrative expenses	(271)	(340)
Employer contributions	24	2,000

Fair value of plan assets at end of year	$27,110	$25,513

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(4,140)	$(6,371)
Contribution after measurement date	9	–
Unrecognized transition asset	–	(22)
Unrecognized prior service cost	–	563
Unrecognized actuarial loss	–	6,970

Net (accrued) prepaid benefit cost	$(4,131)	$1,140

Pension plan accumulated benefit obligation (“ABO”)	$28,074	$24,891
Supplemental pension plan ABO	2,162	1,806

Aggregate ABO	$30,236	$26,697

Accrued pension liability prior to SFAS 158	(780)

Plan assets for funded pension plan	$27,110	$25,513

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

As required by SFAS 158 the following information is presented as of December 31, 2006:

December 31, 2006
Funded status, end of year:
Fair value of plan assets	27,110
Benefit obligations	(31,250)

Funded status	$(4,140)

Amounts recognized in the statement of financial position consist of:
Noncurrent liability	(4,131)

Total amount recognized	$(4,131)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial losses	3,313
Prior service cost / (credit)	61
Transition obligation / (asset)	(13)

Total amount recognized	$3,361

Estimated amortization to be recognized in accumulated other comprehensive income in 2007 consist of:
Net actuarial losses	74
Prior service cost / (credit)	20
Transition obligation / (asset)	(9)

Total amortization	$85

At December 31, 2006, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2007	2008	2009	2010	2011	2012–2016
Expected benefit payments	$690	$777	$873	$1,026	$1,210	$9,484

The plan assets were held in the following accounts at year-end, expressed as a percent of total assets:

	2006	2005
Equity securities	70%	70%
Debt securities	30%	30%

	100%	100%

Our investment objectives for the portfolio of the Plan assets are to match, as closely as possible, the return of a composite benchmark comprised of: 40% of the Russell 1000 Index; 15% of the Russell 2000 Index; 15% of the Morgan Stanley Capital International EAFE Index; and 30% of the Lehman Brothers

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Aggregate Bond Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Rebalancing among asset classes will occur on an annual basis to ensure that the targeted asset allocations are maintained.

Effective December, 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008. We do not expect to adopt the measurement provisions of this Statement until our fiscal year ending December 31, 2007.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our pension benefit plans under SFAS No. 87, “Employers Accounting for Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the benefit obligation (ABO) exceeded the combined fair value of plan assets and accrued pension cost. Any adjustment was recorded as a non-cash charge to other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, we recognized the following adjustments in our Consolidated Balance Sheet as of December 31, 2006 (In thousands):

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported December 31, 2006
Intangible asset	$61	$(61)	$–
Pension liability, net	3,117	1,014	4,131
Deferred tax asset	868	409	1,277
Accumulated other comprehensive income, net of deferred taxes	1,417	667	2,084

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(14)    Contingencies and Guarantees

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related cases brought on behalf of approximately 6,000 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,000 plaintiffs whose claims remain open, all but approximately 750 have brought their claims in Mississippi. Over the past two years, the Mississippi courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200 whereas it previously had been as high as 21,000. We expect nearly all of these remaining Mississippi claims to be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurer’s results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to recover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probably of occurring and the amount is estimable and (ii) to accrue defense costs as incurred.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $28.3 million at December 31, 2006. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from December 31, 2006.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2006 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$21,365
Greater than 12 months	6,928

Total	$28,293

Commercial Contract Commitment

As of December 31, 2006 we have approximately $73.5 million of commercial contract commitments related to open purchase orders.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2006.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2006.

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

The following table sets forth information related to our product warranty reserves for the twelve months ended and as of December 31, 2006 (In thousands):

Balance at December 31, 2005	$2,173
Provisions	1,580
Claims settled	(1,146)
Acquired liability	(23)
Currency translation adjustments	166

Balance at December 31, 2006	$2,750

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional 2 month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During 2006 and 2005 we did not have any hedges that qualified for hedge accounting.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the years ended December 31, 2006 and 2005. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no net unrealized gains attributable to foreign currency forward contracts at December 31, 2006 and 2005. As of December 31, 2006, we had three forward contracts to sell currencies with a face value of $0.6 million. As of December 31, 2005, we did not have any forward contracts to buy or sell foreign currency.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $5.3 million, $5.0 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2006 were (In thousands):

	2007	2008	2009	2010	2011	After 2011
Minimum lease commitments	$5,151	$3,867	$2,593	$824	$295	$117

(17)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2006
Net revenues	$312,700	$279,011	$–	$591,711
Inter-segment revenues	3	2	(5)	–
Operating income (loss)	27,658	36,102	(16,250)	47,510
Interest income				(429)
Interest expense				5,546
Other income, net				134
Income before income taxes				42,259
Identifiable assets	370,128	256,362	(20,815)	605,675
Capital expenditures	5,262	4,642	29	9,933
Depreciation and amortization	8,494	4,907	199	13,600

Year Ended December 31, 2005
Net revenues	$251,276	$199,255	$–	$450,531
Inter-segment revenues	62	14	(76)	–
Operating income (loss)	27,842	19,081	(13,918)	33,005
Interest income				(579)
Interest expense				3,389
Other income, net				144
Income before income taxes				30,051
Identifiable assets	307,292	145,859	7,229	460,380
Capital expenditures	7,446	7,215	361	15,021
Depreciation and amortization	6,305	3,929	179	10,413

Year Ended December 31, 2004
Net revenues	$218,656	$163,178	$–	$381,834
Inter-segment revenues	417	–	(417)	–
Operating income (loss)	23,971	8,793	(10,830)	21,934
Interest income				(756)
Interest expense				4,446
Other income, net				(234)
Income before income taxes				18,478
Identifiable assets	307,105	179,172	(57,859)	428,418
Capital expenditures	2,614	2,510	163	5,287
Depreciation and amortization	5,551	4,107	198	9,856

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note (1) for further discussion of the products included in each segment.

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

The total assets for of each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2006 and 2005. During 2005 certain investments and the related eliminations were moved from Corporate to the other segments resulting in a change from the negative amounts reported in prior years. Corporate Identifiable Assets after elimination of intercompany assets were $7.2 million, $24.0 million, and $39.0 million for the periods ended December 31, 2006, 2005 and 2004, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

Net revenues by geographic area (In thousands)	Year Ended December 31,
	2006	2005	2004
United States	$311,056	$238,537	$194,295
United Kingdom	41,071	16,122	14,161
Canada	32,102	28,451	31,203
Germany	28,240	22,463	23,483
United Arab Emirates	25,315	16,200	13,020
France	23,357	14,327	11,320
Netherlands	19,087	24,184	12,104
Other	111,483	90,247	82,248

Total revenues	$591,711	$450,531	$381,834

	December 31,
Long-lived assets by geographic area (In thousands)	2006	2005
United States	$60,095	$55,924
United Kingdom	33,065	14
China	10,188	10,871
Germany	9,453	8,012
France	8,276	2,466
Netherlands	3,434	3,274
Italy	3,267	3,083
Canada	487	647

Total long-lived assets	$128,265	$84,291

Certain prior period amounts have been reclassified and net revenues, operating income, and identifiable assets are not materially different with this reclassification. During April 2004, we acquired Mallard. During January and October 2005 we acquired Loud and Industria. During February 2006 we acquired Hale Hamilton and Sagebrush.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2006
Net revenues	$127,295	$144,389	$150,412	$169,615
Gross profit	38,338	42,121	43,478	48,971
Net income	5,164	6,458	7,323	10,383
Earnings per common share:
Basic	$0.33	$0.40	$0.46	$0.65
Diluted	0.32	0.40	0.45	0.63
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$29.50	$32.00	$31.90	$38.34
Low	25.34	26.90	26.82	29.85
Year ended December 31, 2005
Net revenues	$102,238	$118,657	$109,222	$120,414
Gross profit	32,941	34,563	31,328	33,870
Net income	5,161	6,168	4,306	4,748
Earnings per common share:
Basic	$0.33	$0.39	$0.27	$0.30
Diluted	0.32	0.38	0.27	0.29
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$26.40	$25.70	$28.00	$28.53
Low	21.19	22.49	24.40	24.53

(19)    Special Charges

During the twelve months ended December 31, 2006 we recorded special charges of $0.7 million which primarily included a corporate pension curtailment charge of $0.4 million, $0.2 million of severance related costs associated with the discontinuation of manufacturing operations at our Canadian energy products segment’s facility and a loss of less than $0.1 million related to a write down of assets classified as held for sale within our Energy Products segment.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Balance December 31, 2003	Charges 2004	Utilized 2004	Balance December 31, 2004	Charges 2005	Utilized 2005	Balance December 31, 2005	Charges 2006	Utilized 2006	Balance December 31, 2006
Special charges—
Severance related	$193	$79	$272	$–	$1,717	$1,101	$616	$160	$776	$–
Facility related	105	180	195	90	(90)	–	–	–	–	–

Total reserve	$298	$259	$467	$90	$1,627	$1,101	$616	$160	$776	$–

Gain on sale (1)		194			110			–
Asset write-downs		238			113			75
Pension Curtailment		–			–			443

Total special charges		$303			$1,630			$678

(1)	Gain on sale relates to assets classified as held for sale.

(20)    Capital Structure

We have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% (or with respect to passive investors 20%) or more of our shares of common stock, unless the rights are redeemed. These rights allow shareholders of our common stock to purchase a unit consisting of one ten thousandth of a share of our series A junior participating cumulative preferred stock, par value $0.01 per share, at a cash exercise price per unit of $48.00, subject to adjustments.

(21)    Assets Held for Sale

As of December 31, 2006, we had $3.1 million of assets classified as held for sale within our Energy Products segment. These assets primarily represent properties and fixed assets located in Texas and China. The China location is currently subject to the completion of a public auction. The Texas locations are being actively marketed for sale. We expect the sale of these assets to occur during 2007.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (6)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,943	$973		$191	(1)	$584	$2,523
Allowance for inventory	$7,727	$5,625		$1,457	(2)	$3,692	$11,117
Year ended
December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$2,549	$388		$(321	)(7)	$673	$1,943
Allowance for inventory	$14,832	$3,195		$645	(3)	$10,945	$7,727
Year ended
December 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$2,119	$377		$392		$339	$2,549
Allowance for inventory	$7,896	$10,721	(4)	$648	(5)	$4,433	$14,832

(1)	Includes $130 and $6 thousand acquired in connection with the acquisitions of Hale Hamilton and Sagebrush, respectively.
(2)	Includes $1,012 and $231 thousand acquired in connection with the acquisitions of Hale Hamilton and Sagebrush, respectively.
(3)	Includes $229 and $537 thousand acquired in connection with the acquisition of Loud and Industria, respectively.
(4)	Includes $6,558 thousand of inventory charges discussed in Note 2 of the consolidated financial statements.
(5)	Includes $445 thousand acquired in connection with the acquisition of Mallard.
(6)	Uncollectible accounts written off, net of recoveries and inventory write off charges.
(7)	Includes $(296) thousand acquired in connection with the acquisition of Mallard in 2004.