Form 10-Q
period 2007-04-01
CIRCOR INTERNATIONAL INC
filed 2007-05-03
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of April 30, 2007, there were 16,364,893 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.

	Financial Statements	3

	Consolidated Balance Sheets as of April 1, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Operations for the Three months ended April 1, 2007 and April 2, 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three months Ended April 1, 2007 and April 2, 2006 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.

	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.

	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.

	Legal Proceedings	25

Item 1 A.

	Risk Factors	26

Item 2.

	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.

	Defaults Upon Senior Securities	26

Item 4.

	Submission of Matters to a Vote of Security Holders	26

Item 5.

	Other Information	26

Item 6.

	Exhibits	27

Signatures		28

Certifications

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash items	$27,050	$28,652
Trade accounts receivable, less allowance for doubtful accounts of $2,537 and $2,523, respectively	103,186	108,689
Inventories	154,645	150,160
Prepaid expenses and other current assets	9,088	3,012
Deferred income taxes	6,618	7,305
Assets held for sale	3,360	3,132

Total Current Assets	303,947	300,950

PROPERTY, PLANT AND EQUIPMENT, NET	77,855	79,039
OTHER ASSETS:
Goodwill	164,207	163,720
Intangibles, net	48,765	49,226
Other assets	12,841	12,740

TOTAL ASSETS	$607,615	$605,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,341	$71,788
Accrued expenses and other current liabilities	49,070	54,359
Accrued compensation and benefits	14,394	15,325
Income taxes payable	953	6,027
Notes payable and current portion of long-term debt	348	415

Total Current Liabilities	135,106	147,914

LONG-TERM DEBT, NET OF CURRENT PORTION	66,155	64,411
DEFERRED INCOME TAXES	22,727	21,674
OTHER NON-CURRENT LIABILITIES	14,049	14,375
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,289,391 and 16,181,070 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	163	162
Additional paid-in capital	227,218	224,508
Retained earnings	115,994	109,251
Accumulated other comprehensive income	26,203	23,380

Total Shareholders’ Equity	369,578	357,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$607,615	$605,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1,2007	April 2,2006
Net revenues	$161,263	$127,295
Cost of revenues	116,471	88,957

GROSS PROFIT	44,792	38,338
Selling, general and administrative expenses	32,087	29,849
Special charges	691	—

OPERATING INCOME	12,014	8,489

Other (income) expense:
Interest income	(53)	(109)
Interest expense	1,271	1,133
Other income, net	(97)	(131)

Total other expense	1,121	893

INCOME BEFORE INCOME TAXES	10,893	7,596
Provision for income taxes	3,486	2,431

NET INCOME	$7,407	$5,165

Earnings per common share:
Basic	$0.46	$0.33
Diluted	$0.45	$0.32
Weighted average number of common shares outstanding:
Basic	16,209	15,853
Diluted	16,533	16,197
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES
Net income	$7,407	$5,165
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,808	2,619
Amortization	626	515
Compensation expense of share based plans	966	790
Tax effect of share based compensation	(711)	(368)
(Gain) loss on sale of property, plant and equipment	31	(23)
Equity in undistributed income of affiliates	(56)	(33)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	5,857	2,405
Inventories	(3,688)	(6,222)
Prepaid expenses and other assets	(6,123)	(2,378)
Accounts payable, accrued expenses and other liabilities	(10,161)	(5,510)

Net cash used in operating activities	(3,044)	(3,040)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,776)	(1,578)
Proceeds from the sale of property, plant and equipment	341	14
Proceeds from the sale of assets held for sale	—	100
Business acquisitions, net of cash acquired	—	(61,015)

Net cash used in investing activities	(1,435)	(62,479)

FINANCING ACTIVITIES
Proceeds from debt borrowings	25,244	64,608
Payments of debt	(23,576)	(3,578)
Dividends paid	(609)	(595)
Tax effect of share-based compensation	711	368
Proceeds from the exercise of stock options	965	297

Net cash provided by financing activities	2,735	61,100

Effect of exchange rate changes on cash and cash items	142	376

DECREASE IN CASH AND CASH ITEMS	(1,602)	(4,043)
Cash and cash items at beginning of period	28,652	31,112

CASH AND CASH ITEMS AT END OF PERIOD	$27,050	$27,069

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$5,675	$1,045
Interest	$1,095	$945

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

The consolidated balance sheet at December 31, 2006 is as reported in our audited financial statements at that date. Our accounting policies are described in the notes to our December 31, 2006 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

“Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We have adopted FIN No.48 as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006. We adopted Statement 158 as of December 31,2006 and a $0.7 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

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

As of April 1, 2007 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of April 1, 2007, 1,042,049 shares were available for grant under the 1999 Stock Plan.

At the spin-off date, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At April 1, 2007, there were 457,422 restricted stock units and 9,600 SARs outstanding.

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

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. 60,031 RSU MIPs with a per unit discount amount representing the fair values of $11.96 were granted under the Circor Management Stock Purchase Plan during the three months ended April 1, 2007.

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2007 as of April 1, 2007. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. 119,898 RSU Awards with approximate fair values of $36.23 were granted during the three months ended April 1, 2007.

Compensation expense related to restricted stock units, stock-options and SARs for the three month periods ended April 1, 2007, and April 2, 2006 was $1.0 million and $0.8 million, respectively, and was recorded as selling, general and administrative expense. As of April 1, 2007 there was $8.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.49 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of April 1, 2007 and changes during the period is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	697	$17.23
Granted	—	N/A
Exercised	(65)	14.85
Forfeited	(1)	24.90

Options outstanding at end of period	631	$17.45

Options exercisable at end of period	466	$16.00

The weighted average contractual terms for stock options outstanding and exercisable as of April 1, 2007 were 5.56 years and 5.07 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 1, 2007 was $1.4 million and the aggregate intrinsic value of stock options outstanding and exercisable as of April 1, 2007 was $11.5 million and $9.2 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of April 1, 2007 and changes during the period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	162	$26.83
Granted	120	36.23
Settled	(13)	24.71
Cancelled	(9)	24.99

RSU Awards outstanding at end of period	260	$31.32

RSU Awards exercisable at end of period	19	$24.70

The aggregate intrinsic value of RSU Awards settled during the three months ended April 1, 2007 was $0.6 million and the aggregate intrinsic value of RSU Awards outstanding and exercisable as of April 1, 2007 was $9.3 million and $0.7 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of April 1, 2007 and changes during the period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	179	$16.69
Granted	60	24.27
Settled	(31)	14.84
Cancelled	(11)	15.58

RSU MIPs outstanding at end of period	197	$19.19

RSU MIPs exercisable at end of period	21	$9.35

The aggregate intrinsic value of RSU MIPs settled during the three months ended April 1, 2007 was $1.4 million and the aggregate intrinsic value of RSU MIPs outstanding and exercisable as of April 1, 2007 was $3.3 million and $0.6 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	April 1, 2007	December 31, 2006
Raw materials	$66,847	$61,997
Work in process	47,373	48,756
Finished goods	40,425	39,407

	$154,645	$150,160

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of April 1, 2007 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2006	$139,129	$24,591	$163,720
Adjustments to preliminary purchase price allocation	—	152	152
Currency translation adjustments	279	56	335

Goodwill as of April 1, 2007	$139,408	$24,799	$164,207

The table below presents gross intangible assets and the related accumulated amortization as of April 1, 2007 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,682	$(5,305)
Trademarks and trade names	18,445	—
Land use rights	377	(13)
Customer relationships	27,146	(2,724)
Other	5,903	(746)

Total	$57,553	$(8,788)

Net carrying value of intangible assets	$48,765

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 1, 2007 (In thousands):

	2007	2008	2009	2010	2011	After 2011
Estimated amortization expense	$1,836	$2,448	$2,448	$2,448	$2,448	$18,692

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended April 1, 2007
Net revenues	$81,296	$79,967	$—	$161,263
Intersegment revenues	2	—	(2)	—
Operating income (loss)	5,856	10,010	(3,852)	12,014
Interest income				(53)
Interest expense				1,271
Other income, net				(97)

Income before income taxes				10,893

Identifiable assets	373,449	257,423	(23,257)	607,615
Capital expenditures	802	959	15	1,776
Depreciation and amortization	2,137	1,252	45	3,434
Three Months Ended April 2, 2006
Net revenues	$72,434	$54,861	$—	$127,295
Intersegment revenues	—	—	—	—
Operating income (loss)	6,595	5,702	(3,808)	8,489
Interest income				(109)
Interest expense				1,133
Other income, net				(131)

Income before income taxes				7,596

Identifiable assets	374,672	194,246	(28,596)	540,322
Capital expenditures	1,118	454	6	1,578
Depreciation and amortization	1,900	1,185	49	3,134

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. For further discussion of the products included in each segment refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2006.

In calculating operating income for each reporting segment, substantial administrative expenses incurred at the corporate level for the benefit of other reporting segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

Corporate / Eliminations are reported on a net “after allocations” basis. Inter-segment intercompany transactions affecting net operating profit have been eliminated within the respective operating segments.

The operating loss reported in the Corporate / Eliminations column in the preceding table consists primarily of the following corporate expenses: compensation and fringe benefit costs for executive management and other corporate staff; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 1, 2007 and April 2, 2006. Corporate Identifiable Assets after elimination of intercompany assets were $12.5 million and $15.0 million as of April 1, 2007 and April 2, 2006, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Reserve Balance Dec 31, 2005	Provision 2006	Utilized 2006	Reserve Balance Dec 31, 2006	Provision 2007	Utilized 2007	Reserve Balance April 1, 2007
	(in thousands)
Severance related	$616	$160	$(776)	$—	$426	$(118)	$308
Facility related	—	—	—	—	207	(207)	—

Total special charge reserve	$616	$160	$(776)	$—	$633	$(325)	$308

Write down of assets held for sale		—			—
Asset write-down		75			58
Pension Curtailment		443			—

Total special charges		$678			$691

For the three months ended April 1, 2007 we recorded special charges of $0.7 million. Approximately $0.6 million was related to a reduction in force at a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment and $0.1 million was related to asset write-downs associated with the 2006 exit of business activities within the Energy Products segment.

Reserves remaining as of April 1, 2007 primarily represent severance costs related to the reduction in force and are expected to be settled by the end of the second quarter of 2007.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 1, 2007			April 2, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$7,407	16,209	$0.46	$5,165	15,853	$0.33
Dilutive securities, common stock options and restricted stock units	—	324	(0.01)	—	344	(0.01)

Diluted EPS	$7,407	16,533	$0.45	$5,165	16,197	$0.32

There were 138,272 and 265,303 anti-dilutive stock options and RSUs for the three months ended April 1, 2007 and April 2, 2006, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash items, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are marked to market at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

Derivatives and Hedging

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional 2 month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the three months ended April 1, 2007.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. As of April 1, 2007, we had forward contracts to buy or sell currencies with a face value of approximately $6.9 million. The net unrealized losses attributable to foreign currency forward contracts at April 1, 2007 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three months ended April 1, 2007 and April 2, 2006 consists of the following (In thousands):

	Three Months Ended
	April 1,2007	April 2,2006
Net income	$7,407	$5,165
Cumulative translation adjustments	1,477	741

Total comprehensive income	$8,884	$5,906

(11) Contingencies and Guarantees

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

Of the approximately 6,000 plaintiffs whose claims remain open, all but approximately 900 have brought their claims in Mississippi. Over the past two years, the Mississippi the courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200 whereas it previously had been as high as 21,000. We continue to expect that most of these remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to cover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probable of occurring and the amount is estimable and (ii) to accrue defense costs as incurred.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $33.8 million at April 1, 2007. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from April 1, 2007.

The following table contains information related to standby letters of credit instruments outstanding as of April 1, 2007 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$26,012
Greater than 12 months	7,762

Total	$33,774

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

Effective December, 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. We recognized in the balance sheet the underfunded status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation). Changes in the funded status of the plan in the year in which the change occurs are recognized through other comprehensive income.

During the first quarter of 2007 we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year. As a result of this remeasurement the unfunded status of our plans decreased approximately $2.0 million, due to an increase in the fair value of plan assets and a reduction of our projected benefit obligation of approximately $1.2 million and $0.8 million, respectively. The reduction of our projected benefit obligation was primarily a result of a change in our discount rates. We recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition we recorded $1.3 million, after tax, as a separate component of the opening balance of accumulated other comprehensive income related to changes in the fair value of plan assets and benefit obligations during the three months ended April 1, 2007. The remeasurement will also decrease the overall retirement net benefit cost by less than $0.1 million for fiscal 2007.

During the three months ended April 1, 2007, we did not make any cash contributions to our qualified defined benefit pension plan. In 2007, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net benefit expense are as follows (In thousands):

	Three Months Ended
	April 1,2007	April 2,2006
Service cost-benefits earned	$161	$511
Interest cost on benefits obligation	462	322
Prior service cost amortization	18	78
Estimated return on assets	(597)	(392)

Net periodic cost of defined pension benefit plan	$44	$519

The funded status of the defined benefit plan and amounts recognized in the balance sheets are as follows (In thousands):

Change in projected benefit obligation:
Balance at September 30, 2006	$31,250
Service cost	154
Interest cost	448
Actuarial loss	(1,100)
Benefits paid	(162)
Administrative expenses	(146)

Balance at December 31, 2006	$30,444

Change in fair value of plan assets:
Balance at September 30, 2006	$27,110
Actual return on assets	1,619
Benefits paid	(162)
Administrative expenses	(146)
Employer contributions	9

Fair value of plan assets at December 31, 2006	$28,430

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(2,014)
Contribution after measurement date	NA

Net (accrued) prepaid benefit cost	$(2,014)

Pension plan accumulated benefit obligation (“ABO”)	$27,264
Supplemental pension plan ABO	2,158

Aggregate ABO	$29,422

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	December 31, 2006	September 30, 2006
Net periodic benefit cost:
Discount rate	5.80%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

Benefit obligations:
Discount rate – nonqualified plan	6.05%	5.80%
Discount rate – qualified plan	6.15%	5.80%
Rate of compensation increase – nonqualified plan	4.00%	4.00%
Rate of compensation increase – qualified plan	0.00%	0.00%

The discount rates used to determine benefit obligations were based on individual bond matching models comprised of portfolios of high-quality corporate bonds with projected cash flows and maturity dates reflecting the expected time horizon that benefits will be paid.

(13) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at April 1, 2007, we have $1.9 million of unrecognized benefits, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2000. The Company has concluded examinations by the Internal Revenue Service through 2003.

In the first quarter of 2007, German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005. To date, there are no proposed adjustments.

The Company anticipates that by March 31, 2008 total unrecognized tax benefits will decrease by approximately $0.6 million as a result of proposed assessments of audits and expiration of the statute of limitations.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of April 1, 2007.

In connection with an industrial revenue bond financing arrangement, which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of April 1, 2007.

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

The following table sets forth information related to our product warranty reserves for the three months ended and as of April 1, 2007 (In thousands):

Balance at December 31, 2006	$2,750
Provisions	353
Claims settled	(530)
Acquired reserves/other	—
Currency translation adjustments	20

Balance at April 1, 2007	$2,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31 2006. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the industrial, aerospace, petrochemical, and energy markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last six years that extended our product offerings. Our acquisitions of Loud Engineering in January 2005 and Industria S.A in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush pipeline Equipment Company (“Sagebrush”)which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding our first quarter 2007 financial results, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. In addition, revenues were a near quarterly record of $161 million, an increase of 27% compared to the first quarter of 2006. Net income rose 43% to $7.4 million and diluted earnings per share increased 41% to $0.45 per share, compared to $0.32 in the first quarter of 2006. We enter the second quarter of 2007 with our highest ever customer order backlog, at $311 million. Many of these positive achievements resulted from responding to the robust worldwide spending in the oil and gas markets and from the incremental contributions of two strategic acquisitions purchased in February 2006. While our Energy Products segment has achieved revenue and operating margins at near record levels, the profitability of our Instrumentation and Thermal Fluid Controls Products segment continues to be constrained. Production difficulties within this segment continued as operational changes, higher stainless steel costs and constraints on the supply of certain raw materials added costs and constrained this segment’s profitability, compared to the first quarter of 2006. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We have strengthened our management teams, and are continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, as well as initiating further facility consolidations. During 2007, we continue to expect to show improved profitability within the Instrumentation and Thermal Fluid Control Products segment.

Regarding cash flow and liquidity, we used $3.0 million in cash flow from operating activities in the first quarter 2007, equivalent to the amount used in the same period of 2006. The use of cash for operating activities was primarily due to increases in working capital to support our 29% increase in customer order backlog as of April 1, 2007, compared to the year earlier period. As of April 1, 2007, we believe we remain a well-capitalized company with total debt-to-total capitalization of 15%.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form

10-K for the year ending December 31, 2006. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Except for income taxes, there have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below and in Note 14 of the accompanying consolidated financial statements.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $154.6 million as of April 1, 2007, compared to $150.2 million as of December 31, 2006. Our inventory allowance as of April 1, 2007 was $10.6 million, compared with $11.1 million as of December 31, 2006. Our provision for inventory obsolescence was $0.8 million for first quarter of 2007 and 2006, respectively.

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

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Impairment Analysis

As required by SFAS No.142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that they may be impaired

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform goodwill and certain intangible asset impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair value. The goodwill recorded on the consolidated balance sheet as of April 1, 2007 was $164.2 million compared with $163.7 million as of December 31, 2006. Based on impairment tests performed, there was no impairment of our goodwill as of April 1, 2007 and December 31, 2006 and there were no indicators of impairment as of April 1, 2007.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, extraterritorial income exclusion, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 30.6% and 32.2% for 2006 and 2005, respectively. For 2007, we expect an effective income tax rate of 32%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we recorded a total valuation allowance of $9.5 million at April 1, 2007 and December 31, 2006, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 13, Income Taxes of the accompanying consolidated financial statements.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies and Guarantees” in Note 11 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our U.S. employees are eligible to participate.

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement requires employers to recognize in their balance sheets the over-funded or under-funded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. We adopted the measurement provisions of this Statement beginning January 1, 2007. See Note 12 for further information on our benefit plans.

In 2007, we do not expect to make voluntary cash contributions, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended April 1, 2007 Compared to the Three Months Ended April 2, 2006

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 1, 2007 and April 2, 2006:

	(Dollars in thousands)
	Three Months Ended April 1, 2007		Three Months Ended April 2, 2006		% Change
Net revenues	$161,263	100.0%	$127,295	100.0%	26.7%
Cost of revenues	116,471	72.2	88,957	69.9	30.9

Gross profit	44,792	27.8	38,338	30.1	16.8
Selling, general and administrative expenses	32,087	19.9	29,849	23.4	7.5
Special charges	691	0.4	—	—	Nmf

Operating income	12,014	7.5	8,489	6.7	41.5
Other (income) expense:
Interest expense, net	1,218	0.8	1,024	0.8	18.9
Other (income) expense, net	(97)	—	(131)	(0.1)	26.0

Total other expense	1,121	0.7	893	0.7	25.5

Income before income taxes	10,893	6.8	7,596	6.0	43.4
Provision for income taxes	3,486	2.2	2,431	1.9	43.4

Net income	$7,407	4.6%	$5,165	4.1%	43.4%

Net Revenues

Net revenues for the three months ended April 1, 2007 increased by $34.0 million, or 27%, to $161.3 million from $127.3 million for the three months ended April 2, 2006. The increase in net revenues for the three months ended April 1, 2007 was attributable to the following:

	Three Months Ended
Segment	April 1, 2007	April 2, 2006	Total Change	Acquisitions	Divestment	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$81,296	$72,434	$8,862	$2,434	(1,933)	$6,639	$1,722
Energy	79,967	54,861	25,106	4,712		17,882	2,512

Total	$161,263	$127,295	$33,968	$7,146	(1,933)	$24,521	$4,234

The Instrumentation and Thermal Fluid Controls Products segment accounted for 50% of net revenues for the three months ended April 1, 2007 compared to 57% for the three months ended April 2, 2006. The Energy Products segment accounted for 50% of net revenues for the three months ended April 1, 2007 compared to 43% for the three months ended April 2, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $8.9 million, or 12%, for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. The increase in revenues was the net result of several factors. Revenues increased an incremental $2.4 million from the February 2006 acquisition of Hale Hamilton which complemented this segment’s sales to general industrial, power generation, aerospace, and chemical processing end markets. Our other business units in this segment benefited from higher volumes and selling prices, compared to the first quarter of 2006. This segment’s customer orders decreased 3% in the first quarter of 2007 compared to the same period last year, however, the first quarter of 2007 orders were 12% higher compared to the fourth quarter of 2006. This quarter’s increase in net revenues is net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Societe Alsacienne Regulaves Thermiques von Rohr (“Sart”), which had $1.9 million of revenue in the first quarter 2006. In 2007, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment. Excluding any 2007 acquisitions in this segment we expect a revenue increase in this segment approximating 5% for the full year 2007 compared to the full year 2006.

Energy Products revenues increased by $25.1 million, or 46%, for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. The increase in revenues was the net result of an incremental $17.9 million from organic increases in revenues which included $11.5 million for large international projects and fabricated systems in North America and an incremental $6.4 million from standard products sold through distribution. These organic revenue increases result from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This increase in end market demand resulted in this segment’s customer backlog to be 49% higher in first quarter 2007 compared to the same period last year and 13% higher compared to the fourth quarter of 2006. This quarter’s increase in net revenues also included an incremental $4.7 million from the February 2006 acquisition of Sagebrush which produces fabricated measuring, metering, and control sub-systems for pipeline applications in the North America oil and gas markets. Looking forward, we expect end market conditions to remain solid in 2007 but at a lower rate of growth. After two successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products Segment to have 2007 full year sales growth of 9% to 11% compared to the full year 2006.

Gross Profit

Consolidated gross profit increased $6.5 million, or 17%, to $44.8 million for the quarter ended April 1, 2007 compared to $38.3 million for the quarter ended April 2, 2006. Consolidated gross margin decreased 230 basis points to 27.8% for the quarter ended April 1, 2007 from 30.1% for the quarter ended April 2, 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment was essentially unchanged for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were offset by higher costs. The higher costs included continuing higher raw material costs, especially stainless steel and other nickel-based alloys, and we were not able to fully offset these additional costs via higher prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Further, we experienced lower factory productivity from re-organizing production flow in three of this segment’s U.S. plants. Measures being enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers. One counter-measure taken in the first quarter of 2007 was the closing of a U.S. plant with its production now being sourced from Asian suppliers. This plant closing is expected to have a special charge cost in 2007 of $1.1 million, of which $0.6 million was recorded in the first quarter of 2007. The annual savings of this closure and foreign-sourcing counter-measure is expected to be $1.7 million.

Gross profit for the Energy Products segment increased $6.2 million for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. This quarter’s gross profit included an incremental $0.9 million from the February 2006 acquisition of Sagebrush and $0.5 million increase in gross profit due to higher foreign exchange rates compared to the US dollar. The gross profit increase from the ongoing businesses was $4.8 million; $3.3 million for large international projects and fabricated systems in North America and an incremental $1.5 million from standard products sold through distribution. The operational improvements that have led to the increase in gross profit from our businesses included: higher unit shipments to meet the strong global demand, customer price increases, further increases in foreign-sourcing which helped to lower cost of goods sold, and improved linearity in production activities.

Selling, General and Administration

Selling, general and administrative expenses increased $2.2 million, or 7.5%, to $32 million for the three months ended April 1, 2007 compared to $29.8 million for the three months ended April 2, 2006. Selling, general and administrative expenses were 19.9% of revenues for the first quarter 2007, a decrease of 350 basis points from the same period last year.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased 2.5% or $0.4 million compared to the first quarter 2006, which was essentially due to higher foreign exchange rates for the Euro and Pound Sterling this quarter.

Selling, general and administrative expenses for the Energy Products segment increased 21% or $1.8 million, including $0.4 million of incremental expense from our February 2006 acquisition of Sagebrush. This segment also incurred higher commissions and selling expense related to its 46% revenue growth and its record backlog of $194 million as of April 1, 2007.

Corporate, general and administrative expenses increased less than $0.1 million in the first quarter of 2007 from the same period in 2006. The increase was primarily from higher share-based compensation costs.

Special Charges

Special charges of $0.7 million were recognized for the first quarter of 2007 compared to no special charges in the first quarter 2006. The special charges recognized were largely related to our Instrumentation and Thermal Fluid Products segment closing a small U.S. facility and recording $0.6 million for severance and certain related costs, plus our Energy Products segment’s $0.1 million write down of assets.

Operating Income

The change in operating income for the three months ended April 1, 2007 compared to the three months ended April 2, 2006 was as follows:

	Three Months Ended
Segment	April 1, 2007	April 2, 2006	Total Change	Acquisition	Divestment	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$5,856	$6,595	$(739)	$90	$77	$(1,087)	$181
Energy	10,010	5,702	4,308	$458		3,611	239
Corporate	(3,852)	(3,808)	(44)		—	(44)	—

Total	$12,014	$8,489	$3,525	$548	$77	$2,480	$420

Operating income increased 42% or $3.5 million for the three months ended April 1, 2007 compared to the three months ended April 2, 2006, on a 27% increase in revenues.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment declined 11% for the first quarter of 2007 compared to the same period last year, as its operating margin decreased 190 basis points to 7.2% on a revenue increase of 12%. The decrease in operating income was primarily a result of special charges of approximately $0.6 million and the decreased profitability in certain of our ongoing businesses which were partially offset by the incremental earnings from our February 2006 acquisition of Hale Hamilton. Our ongoing businesses in this segment were hampered by higher raw material costs, especially stainless steel, and costs to counteract decreased vendor responsiveness. The French business, Sart, which was sold in December 2006, had recorded a $0.1 million loss in the first quarter of 2006.

Operating income for the Energy Products segment increased $4.3 million, or 76% for the first quarter 2007, as its operating margin increased 210 basis points to 12.5% on a revenue increase of 46%, compared to the first quarter 2006. Its increased operating income benefited from a higher volume of shipments; price increases to customers; further foreign sourcing that reduced cost of goods sold; as well as the incremental contribution from our 2006 acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, increased $0.2 million to $1.2 million for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. The increase in interest expense, net was primarily due to borrowings from our revolving credit facility, to fund the cash purchases of two acquisitions in February 2006, partially offset by the $15.0 million lower outstanding balance of our 8.23% senior unsecured notes since the final principal payment in October 2006.

Provision for Taxes

The effective income tax rate was 32.0% for each of the first quarters of 2007 and 2006. The increase in income tax expense in the first quarter 2007 compared to the first quarter 2006, was due to higher income before income taxes.

Net Income

Net income increased 43% to $7.4 million in the first quarter 2007 on a revenue increase of 27%, compared to the same period in 2006. This increase is primarily attributable to: incremental profit from the increased profitability of our Energy Products segment and incremental contributions from two acquisitions in February 2006 partially offset by higher production and selling costs in our Instrumentation and Thermal Fluid Products segment.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. Excluding our first quarter results , we have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three months ended April 1, 2007 (In thousands):

Cash flow (used in) from:
Operating activities	$(3,044)
Investing activities	(1,435)
Financing activities	2,735
Effect of exchange rates on cash and cash items	142

Decrease in cash and cash items	$(1,602)

During the three months ended April 1, 2007, we used $3.0 million in cash flow from operating activities which was equivalent to the $3.0 million used during the three months ended April 2, 2006. The use of cash for operating activities was primarily due to increases in working capital to support our 29% increase in backlog as of April 1, 2007, and payments of accrued expenses, compared to the same periods in 2006. The $1.4 million used by investing activities was primarily used for the purchase of capital equipment. Financing activities provided $2.7 million which included: a net $1.6 million of debt borrowings and $1.7 million of proceeds from the exercise of share-based compensation and related income tax effects, offset by $0.6 million used to pay dividends to shareholders.

As of April 1, 2007 and December 31, 2006, total debt was $66.5 million and $64.8 million, respectively. Total debt as a percentage of total shareholders equity was 18% as of April 1, 2007 and December 31, 2006.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $60.3 million and $58.5 million as of April 1, 2007 and December 31, 2006, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 1, 2007 and December 31, 2006.

The ratio of current assets to current liabilities was 2.2-to-1 at April 1, 2007, and 2.0-to-1 at December 31, 2006. Cash and cash items were $27.1 million as of April 1, 2007, compared to $28.7 million as of December 31, 2006.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of April 1, 2007, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term interest rates. We had $60.3 million borrowed under our revolving credit facility as of April 1, 2007. Based upon expected levels of borrowings under our credit facility in 2007 and our current balances for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.5 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of April 1, 2007, we had forward contracts to buy and sell currencies with a face value of approximately $6.9 million. The net unrealized losses attributable to foreign currency forward contracts at April 1, 2007 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended April 1, 2007 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the approximately 6,000 plaintiffs whose claims remain open, all but approximately 900 have brought their claims in Mississippi. Over the past two years, the Mississippi the courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200 whereas it previously had been as high as 21,000. We continue to expect that most of these remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 25 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

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

the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probable of occurring and the amount is estimable and (ii) to accrue defense costs as incurred.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part 1 filed on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 1, 2007 and December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

4.3	Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 3, 2007	/S/ DAVID A. BLOSS, Sr.
David A. Bloss, Sr.
Chairman, Chief Executive Officer and Director
Principal Executive Officer

Date: May 3, 2007	/S/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 3, 2007	/S/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer