Form 10-Q
period 2007-07-01
CIRCOR INTERNATIONAL INC
filed 2007-08-02
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of July 25, 2007, there were 16,444,475 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,281	$28,652
Trade accounts receivable, less allowance for doubtful accounts of $2,842 and $2,523 respectively	109,054	108,689
Inventories	167,420	150,160
Prepaid expenses and other current assets	10,352	3,012
Deferred income taxes	6,649	7,305
Assets held for sale	2,647	3,132

Total Current Assets	321,403	300,950

PROPERTY, PLANT AND EQUIPMENT, NET	77,927	79,039
OTHER ASSETS:
Goodwill	165,099	163,720
Intangibles, net	48,599	49,226
Other assets	12,792	12,740

TOTAL ASSETS	$625,820	$605,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,913	$71,788
Accrued expenses and other current liabilities	48,165	54,359
Accrued compensation and benefits	17,176	15,325
Income taxes payable	3,259	6,027
Notes payable and current portion of long-term debt	238	415

Total Current Liabilities	147,751	147,914

LONG-TERM DEBT, NET OF CURRENT PORTION	54,985	64,411
DEFERRED INCOME TAXES	22,880	21,674
OTHER NON-CURRENT LIABILITIES	14,666	14,375
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,442,319 and 16,181,070 issued and outstanding at July 1, 2007 and December 31, 2006, respectively	164	162
Additional paid-in capital	230,599	224,508
Retained earnings	125,398	109,251
Accumulated other comprehensive income	29,377	23,380

Total Shareholders’ Equity	385,538	357,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$625,820	$605,675

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net revenues	$165,937	$144,389	$327,200	$271,684
Cost of revenues	116,116	102,268	232,587	191,225
GROSS PROFIT	49,821	42,121	94,613	80,459
Selling, general and administrative expenses	33,376	31,409	65,464	61,259
Special charges	615	—	1,305	—

OPERATING INCOME	15,830	10,712	27,844	19,200

Other (income) expense:
Interest income	(77)	(89)	(130)	(197)
Interest expense	961	1,553	2,232	2,686
Other (income) expense, net	214	(248)	118	(380)

Total other expense	1,098	1,216	2,220	2,109

INCOME BEFORE INCOME TAXES	14,732	9,496	25,624	17,091
Provision for income taxes	4,714	3,038	8,200	5,469

NET INCOME	$10,018	$6,458	$17,424	$11,622

Earnings per common share:
Basic	$0.61	$0.40	$1.07	$0.73
Diluted	$0.60	$0.40	$1.05	$0.71
Weighted average number of common shares outstanding:
Basic	16,390	15,968	16,301	15,911
Diluted	16,679	16,332	16,582	16,266
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES
Net income	$17,424	$11,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,620	5,788
Amortization	1,258	1,082
Compensation expense of stock based plans	1,711	1,580
Tax effect of share based compensation	(2,065)	(957)
Gain on disposal of property, plant and equipment	(28)	(80)
Loss on disposal of assets held for sale	210	—
Equity in undistributed (income)/loss of affiliates	43	(8)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	938	(8,472)
Inventories	(15,276)	(24,471)
Prepaid expenses and other assets	(6,927)	(1,213)
Accounts payable, accrued expenses and other liabilities	2,367	14,833

Net cash provided by (used in) operating activities	5,275	(296)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,042)	(3,320)
Proceeds from the disposal of property, plant and equipment	412	304
Proceeds from the sale of assets held for sale	508	100
Business acquisitions, net of cash acquired	—	(60,989)
Purchase of investments	—	(5,734)
Proceeds from sale of investments	—	3,195

Net cash used in investing activities	(3,122)	(66,444)

FINANCING ACTIVITIES
Proceeds from debt borrowings	45,994	65,547
Payments of debt	(55,616)	(7,038)
Dividends paid	(1,223)	(1,195)
Proceeds from the exercise of stock options	2,611	1,708
Tax effect of share-based compensation	2,065	957

Net cash (used in) provided by financing activities	(6,169)	59,979

Effect of exchange rate changes on cash and cash equivalents	645	1,615

DECREASE IN CASH AND CASH EQUIVALENTS	(3,371)	(5,146)
Cash and cash equivalents at beginning of year	28,652	31,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,281	$25,966

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$7,024	$4,336
Interest	$2,178	$2,222

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

The consolidated balance sheet at December 31, 2006 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2006 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (Fin No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for annual periods beginning after December 15, 2006. We have adopted FIN No. 48 as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006. We adopted SFAS 158 as of December 31, 2006 and a $0.7 million corresponding charge, net of tax, was recorded to other accumulated comprehensive income.

(3) Share-Based Compensation

Prior to January 1, 2006 we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Share-based Compensation, (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant.

Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

As of July 1, 2007 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of July 1, 2007, 972,613 shares were available for grant under the 1999 Stock Plan.

At the date of our spin-off from Watts Water Technologies, Inc. in October 1999, vested and non-vested Watts’s options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At July 1, 2007, there were 433,881 restricted stock units and 9,600 SARs outstanding.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. The only RSU MIPs issued in the first half of 2007 were 60,031 RSU MIPs with an approximate fair value of $11.96 granted under the Circor Management Stock Purchase Plan during the three months ended April 1, 2007.

During the quarter ended March 28, 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2007 as of July 1, 2007. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. RSU Awards of 1,977 and 119,898 with approximate fair values of $36.68 and $36.23 per RSU Award were granted during the three months ended July 1, 2007 and April 1, 2007, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the six month periods ended July 1, 2007, and July 2, 2006 was $1.7 million and $1.6 million, respectively, and was recorded as selling, general and administrative expense. As of July 1, 2007 there was $7.6 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.31 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of July 1, 2007 and changes during the six month period is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	697	$17.23
Granted	—	N/A
Exercised	(202)	12.92
Forfeited	(1)	24.90

Options outstanding at end of period	494	$18.96

Options exercisable at end of period	330	$17.68

The weighted average contractual terms for stock options outstanding and exercisable as of July 1, 2007 were 5.80 years and 5.36 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 1, 2007 was $4.7 million and the aggregate intrinsic value of stock options outstanding and exercisable as of July 1, 2007 was $10.6 million and $7.5 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of July 1, 2007 and changes during the period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	162	$26.83
Granted	122	36.24
Settled	(28)	26.31
Cancelled	(18)	26.25

RSU Awards outstanding at end of period	238	$31.75

RSU Awards vested and deferred at end of period	24	$25.63

The aggregate intrinsic value of RSU Awards settled during the six months ended July 1, 2007 was $1.5 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of July 1, 2007 was $9.6 million and $1.0 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of July 1, 2007 and changes during the six month period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	179	$16.69
Granted	60	24.27
Settled	(31)	14.84
Cancelled	(12)	15.83

RSU MIPs outstanding at end of period	196	$19.19

RSU MIPs vested and deferred at end of period	21	$9.35

The aggregate intrinsic value of RSU MIPs settled during the six months ended July 1, 2007 was $1.4 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of July 1, 2007 was $4.2 million and $0.7 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	July 1, 2007	December 31, 2006
Raw materials	$71,669	$61,997
Work in process	50,869	48,756
Finished goods	44,882	39,407

	$167,420	$150,160

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of July 1, 2007 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2006	$139,129	$24,591	$163,720
Adjustments to preliminary purchase price allocation	345	(80)	265
Currency translation adjustments	745	369	1,114

Goodwill as of July 1, 2007	140,219	24,880	165,099

The table below presents gross intangible assets and the related accumulated amortization as of July 1, 2007 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	5,689	5,314
Trademarks and trade names	18,603	—
Land procurement	382	15
Customer relationships	27,393	3,215
Other	5,983	907

Total	58,050	9,451

Net carrying value of intangible assets	48,599

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 1, 2007 (In thousands):

	2007	2008	2009	2010	2011	After 2011
Estimated amortization expense	$1,235	$2,470	$2,471	$2,470	$2,471	$18,879

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended July 1, 2007
Net revenues	$85,740	$80,197	$—	$165,937
Intersegment revenues	—	—	—	—
Operating income (loss)	6,824	13,062	(4,056)	15,830
Interest income				(77)
Interest expense				961
Other income, net				214

Income before income taxes				14,732

Identifiable assets	375,026	280,859	(30,065)	625,820
Capital expenditures	1,264	963	39	2,266
Depreciation and amortization	2,150	1,241	52	3,443

Three Months Ended July 2, 2006
Net revenues	$79,470	$64,919	$—	$144,389
Intersegment revenues	—	—	—	—
Operating income (loss)	6,861	7,429	(3,578)	10,712
Interest income				(89)
Interest expense				1,553
Other expense, net				(248)

Income before income taxes				9,496

Identifiable assets	384,002	229,216	(33,562)	579,656
Capital expenditures	1,108	618	16	1,742
Depreciation and amortization	2,520	1,166	50	3,736

Six Months Ended July 1, 2007
Net revenues	$167,036	$160,164	$—	$327,200
Intersegment revenues	2	—	(2)	—
Operating income (loss)	12,681	23,072	(7,909)	27,844
Interest income				(130)
Interest expense				2,232
Other income, net				118

Income before income taxes				25,624

Identifiable assets	375,026	280,859	(30,065)	625,820
Capital expenditures	2,066	1,922	54	4,042
Depreciation and amortization	4,287	2,494	97	6,878

Six Months Ended July 2, 2006
Net revenues	$151,904	$119,780	$—	$271,684
Intersegment revenues	—	—	—	—
Operating income (loss)	13,456	13,132	(7,388)	19,200
Interest income				(197)
Interest expense				2,686
Other expense, net				(380)

Income before income taxes				17,091

Identifiable assets	384,002	229,216	(33,562)	579,656
Capital expenditures	2,226	1,072	22	3,320
Depreciation and amortization	4,420	2,351	99	6,870

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. For further discussion of the products included in each segment, refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of July 1, 2007 and July 2, 2006. Corporate Identifiable Assets, after elimination of intercompany assets were $14.0 million and $12.0 million as of July 1, 2007 and July 2, 2006, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations (In thousands):

	Reserve Balance Dec 31, 2005	Provision 2006	Utilized 2006	Reserve Balance Dec 31, 2006	Provision 2007	Utilized 2007	Reserve Balance July 1, 2007
Severance related	$616	$160	$(776)	$—	$426	$(426)	$—
Facility related	$—	—	—	—	663	(611)	52

Total special charge reserve	$616	$160	$(776)	$—	$1,089	$(1,037)	$52

Asset write-down		75			216
Pension Curtailment		443			—

Total special charges		$678			$1,305

For the six months ended July 1, 2007, we recorded special charges of approximately $1.3 million. Approximately $1.1 million pertain to severance and facility and related costs as well as $0.1 million of asset write-downs associated with the closing of a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment and $0.1 million was related to asset write-downs within the Energy Products Segment.

Reserves remaining as of July 1, 2007 were less than $0.1 million and primarily represent facility related costs associated with the closure of our Connecticut facility and are expected to be settled by the end of the third quarter of 2007.

(8) Earnings per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 1, 2007			July 2, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$10,018	16,390	$0.61	$6,458	15,968	$0.40
Dilutive securities, principally common stock options	—	289	(0.01)	—	364	(0.00)

Diluted EPS	$10,018	16,679	$0.60	$6,458	16,332	$0.40

	Six Months Ended
	July 1, 2007			July 2, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$17,424	16,301	$1.07	$11,622	15,911	$0.73
Dilutive securities, principally common stock options	—	281	(0.02)	—	355	(0.02)

Diluted EPS	$17,424	16,582	$1.05	$11,622	16,266	$0.71

There were 0 and 167,400 anti-dilutive stock options and RSUs for the three and six months ended July 1, 2007 and July 2, 2006, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are recorded at fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

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

Accounting Policies

Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the six month periods ended July 1, 2007 and July 2, 2006.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133. As of July 1, 2007, we had forward contracts to buy or sell currencies with a face value of approximately $4.7 million. The net unrealized losses attributable to foreign currency forward contracts at July 1, 2007 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three and six months ended July 1, 2007 and July 2, 2006 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$10,018	$6,458	$17,424	$11,622
Cumulative translation adjustments	3,175	7,499	4,651	8,240

Total comprehensive income	$13,193	$13,957	$22,075	$19,862

(11) Contingencies and Commitments

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related cases brought on behalf of approximately 6,100 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,100 plaintiffs whose claims remain open, all but approximately 1,000 have brought their claims in Mississippi. Over the past two years, the Mississippi courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200, whereas it previously had been as high as 21,000. We continue to expect that most of these remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 32 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to cover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probable of occurring and the amount is estimable and (ii) to accrue defense costs and adverse verdicts as incurred.

We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $30.3 million at July 1, 2007. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments related to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from July 1, 2007.

The following table contains information related to standby letters of credit instruments outstanding as of July 1, 2007 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$23,197
Greater than 12 months	7,061

Total	$30,258

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

During the first quarter of 2007 we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year. As a result of this remeasurement, the unfunded status of our plans decreased approximately $2.0 million due to an increase in the fair value of plan assets and a reduction of our projected benefit obligation of approximately $1.2 million and $0.8 million, respectively. The reduction of our projected benefit obligation was primarily a result of a change in our discount rates. We recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition, we recorded $1.3 million, after tax, as a separate component of the opening balance of accumulated other comprehensive income related to changes in the fair value of plan assets and benefit obligations during the three months ended April 1, 2007. The remeasurement will also decrease the overall retirement net benefit cost by less than $0.1 million for fiscal 2007.

During the six months ended July 1, 2007, we did not make any cash contributions to our qualified defined benefit pension plan. In 2007, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost-benefits earned	$161	$870	$322	$1,381
Interest cost on benefits obligation	462	547	924	869
Prior service cost amortization	18	145	36	223
Estimated return on assets	(597)	(681)	(1,194)	(1,073)

Net periodic cost of defined pension benefit plan	$44	$881	$88	$1,400

The funded status of the defined benefit plan and amounts recognized in the balance sheets are as follows (In thousands):

Change in projected benefit obligation:
Balance at September 30, 2006	$31,250
Service cost	154
Interest cost	448
Actuarial loss	(1,100)
Benefits paid	(162)
Administrative expenses	(146)

Balance at December 31, 2006	$30,444

Change in fair value of plan assets:
Balance at September 30, 2006	$27,110
Actual return on assets	1,619
Benefits paid	(162)
Administrative expenses	(146)
Employer contributions	9

Fair value of plan assets at December 31, 2006	$28,430

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(2,014)
Contribution after measurement date	NA

Net (accrued) prepaid benefit cost	$(2,014)

Pension plan accumulated benefit obligation (“ABO”)	$27,264
Supplemental pension plan ABO	2,158
Aggregate ABO	$29,422

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

(13) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at July 1, 2007, we have $1.9 million of unrecognized benefits, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2007, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

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

The Company anticipates that by June 30, 2008, total unrecognized tax benefits will decrease by approximately $0.7 million as a result of proposed assessments of audits and expiration of the statute of limitations.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded for those agreements as of July 1, 2007.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of July 1, 2007.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 1, 2007 (In thousands):

Balance at December 31, 2006	$2,750
Provisions	532
Claims settled	(913)
Currency translation adjustments	38

Balance at July 1, 2007	$2,407

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last six years that extended our product offerings. Our acquisitions of Loud Engineering in January 2005 and Industria S.A in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets.

Regarding our second quarter 2007 financial results, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. In addition, revenues were again a near quarterly record of $166 million, an increase of 15% compared to the second quarter of 2006. Net income rose 55% to $10.0 million and diluted earnings per share increased 50% to $0.60 per share, compared to $0.40 in the second quarter of 2006. We enter the third quarter of 2007 with our highest ever customer order backlog, at $374 million. Many of these positive achievements resulted from responding to the robust worldwide spending in the oil and gas markets. While our Energy Products segment has achieved revenue and operating margins at near record levels, the profitability of our Instrumentation and Thermal Fluid Controls Products segment continues to be under pressure. Production difficulties within this segment continued as operational changes, higher stainless steel costs and constraints on the supply of certain raw materials have added costs. These combined factors negatively affected this segment’s profitability, compared to the first two quarters of 2006. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We have strengthened our management teams, and are continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, as well as initiating further facility consolidations. During 2007, we continue to expect to show improved profitability within the Instrumentation and Thermal Fluid Control Products segment.

Regarding cash flow and liquidity, we generated $5.3 million in cash flow from operating activities in the first half of 2007, $5.6 million more than the amount in the same period of 2006. The higher cash generated from operating activities was primarily due to increases in net income. As of July 1, 2007, we believe we remain a well-capitalized company with total debt-to-total capitalization of 12.5%.

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

Except for income taxes, there have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below and in Note 13 of the accompanying consolidated financial statements.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower carrying basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Our net inventory balance was $167.4 million as of July 1, 2007, compared to $150.2 million as of December 31, 2006. Our inventory allowance as of July 1, 2007 was $11.0 million, compared with $11.1 million as of December 31, 2006. Our provision for inventory obsolescence was $2.0 million for the first six months of 2007 compared to $2.3 million for the first half of 2006.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Inventory management remains an area of focus, as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized. Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Impairment Analysis

As required by SFAS No.142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there was an indication that goodwill or certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired.

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform impairment tests for each reporting unit on goodwill and certain intangible assets on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair value. The goodwill recorded on the consolidated balance sheet as of July 1, 2007 was $165.1 million compared with $163.7 million as of December 31, 2006. Based on impairment tests performed, there was no impairment of our goodwill as of December 31, 2006 and there were no indications of impairment as of July 1, 2007.

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

Regarding deferred income tax assets, we recorded a total valuation allowance of $9.5 million at July 1, 2007 and December 31, 2006, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations is less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

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

Results of Operations for the Three Months Ended July 1, 2007 Compared to the Three Months Ended July 2, 2006.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended July 1, 2007 and July 2, 2006:

	Three Months Ended
	July 1, 2007		July 2, 2006		% Change
	(Dollars in thousands)
Net revenues	$165,937	100.0%	$144,389	100.0%	14.9%
Cost of revenues	116,116	70.0%	102,268	70.8%	13.5%

Gross profit	49,821	30.0%	42,121	29.2%	18.3%
Selling, general and administrative expenses	33,376	20.1%	31,409	21.8%	6.3%
Special charges	615	0.4%	—	0.0%	Nmf

Operating income	15,830	9.5%	10,712	7.4%	47.8%
Other (income) expense:
Interest expense, net	884	0.5%	1,464	1.0%	-39.6%
Other (income) expense, net	214	0.1%	(248)	-0.2%	-186.3%

Total other expense	1,098	0.7%	1,216	0.8%	-9.7%

Income before income taxes	14,732	8.9%	9,496	6.6%	55.1%
Provision for income taxes	4,714	2.8%	3,038	2.1%	55.2%

Net income	$10,018	6.0%	$6,458	4.5%	55.1%

Net Revenue

Net revenues for the three months ended July 1, 2007 increased by $21.5 million, or 15%, to $165.9 million from $144.4 million for the three months ended July 2, 2006. The increase in net revenues for the three months ended July 1, 2007 was attributable to the following:

	Three Months Ended
Segment	July 1, 2007	July 2, 2006	Total Change	Divestiture	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$85,740	$79,470	$6,270	$(2,094)	$6,243	$2,121
Energy	80,197	64,919	15,278	—	13,590	1,688

Total	$165,937	$144,389	$21,548	$(2,094)	$19,833	$3,809

The Instrumentation and Thermal Fluid Controls Products segment accounted for 52% of net revenues for the three months ended July 1, 2007 compared to 55% for the three months ended July 2, 2006. The Energy Products segment accounted for 48% of net revenues for the three months ended July 1, 2007 compared to 45% for the three months ended July 2, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $6.3 million, or 8%, for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006. The increase in revenues was the net result of several factors. Revenues increased an incremental $6.2 million, led by our Aerospace and Thermal Fluid product groups, from higher volumes and selling prices, compared to the second quarter of 2006. This segment’s customer orders increased 20% in the second quarter of 2007 compared to the same period last year. This quarter’s increase in net revenues is net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Societe Alsacienne Regulaves Thermiques von Rohr (“Sart”), which had $2.1 million of revenue in the second quarter 2006. In 2007, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment.

Energy Products revenues increased by $15.3 million, or 24%, for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006. The increase in revenues was the net result of an incremental $13.6 million from organic increases in revenues which included $10.0 million for large international projects and fabricated systems in North America and an incremental $3.6 million from standard products sold through distribution. These organic revenue increases result from a continued escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This increase in end market demand caused this segment’s customer backlog to be 36% higher at the end of the second quarter 2007 compared to the same period last year and 25% higher compared to the end of the first quarter of 2007. Looking forward, we expect end market conditions to remain solid in 2007 but at a lower rate of growth.

Gross Profit

Consolidated gross profit increased $7.7 million, or 18%, to $49.8 million for the quarter ended July 1, 2007 compared to $42.1 million for the quarter ended July 2, 2006. Consolidated gross margin increased 80 basis points to 30.0% for the quarter ended July 1, 2007 from 29.2% for the quarter ended July 2, 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $1.0 million for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were partially offset by higher costs. The higher costs included continuing higher raw material costs, especially stainless steel and other nickel-based alloys, and we were not able to fully offset these additional costs by increasing our prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Measures enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers. One counter-measure taken in the first quarter of 2007 was the closing of a U.S. plant with its production now being sourced primarily from Asian suppliers. This plant closing is expected to have a special charge cost in 2007 of $1.2 million, of which $0.6 million was recorded in each of the first two quarters of 2007. The annual savings of this closure and foreign-sourcing counter-measure is expected to be $1.7 million.

Gross profit for the Energy Products segment increased $6.7 million for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006. This segment’s quarterly gross profit included a $0.4 million increase due to higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included: higher unit shipments to meet the strong global demand, customer price increases, further increases in foreign-sourcing which helped to reduce cost of goods sold, and improved linearity in production activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million, or 6%, to $33.4 million for the three months ended July 1, 2007 compared to $31.4 million for the three months ended July 2, 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by 2% or $0.4 million compared to the second quarter 2006. Most of the increase was from higher foreign exchange rates for the Euro and Pound Sterling this quarter.

Selling, general and administrative expenses for the Energy Products segment increased 11% or $1.1 million. This segment incurred higher commissions and selling expense related to its 24% revenue growth and its record backlog of $243 million as of July 1, 2007.

Corporate, general and administrative expenses increased $0.5 million in the second quarter 2007 from the same period in 2006. The increase was primarily from higher corporate development costs.

Special Charges

There were $0.6 million in special charges recognized for the three months ended July 1, 2007 compared to none during the three months ended July 2, 2006. The special charges recognized this quarter related to our Instrumentation and Thermal Fluid Products segment closing a small U.S. facility in March 2007.

Operating Income

The change in operating income for the three months ended July 1, 2007 compared to the three months ended July 2, 2006 was as follows:

	Three Months Ended
Segment	July 1, 2007	July 2, 2006	Total Change	Divestiture	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$6,824	$6,861	$(37)	$39	$(254)	$178
Energy	13,062	7,429	5,633	—	5,407	226
Corporate	(4,056)	(3,578)	(478)	—	(478)	—

Total	$15,830	$10,712	$5,118	$39	$4,675	$404

Operating income increased $5.1 million, or 48%, to $15.8 million for the three months ended July 1, 2007 from $10.7 million for the three months ended July 2, 2006.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the second quarter of 2007 was equivalent to the same period last year, as its operating margin decreased 60 basis points to 8.0% on a revenue increase of 8%. The decrease in operating margin was primarily a result of special charges of approximately $0.6 million and the decreased profitability in certain of our ongoing businesses. Our ongoing businesses in this segment were hampered by higher raw material costs, especially stainless steel, inventory provision requirements and costs to counteract decreased vendor responsiveness. However, we are encouraged that profit improvement actions are effective as this segment’s operating margin increased to 8.0% from 7.2% in the first quarter 2007. Lastly, the French business, Sart, which was sold in December 2006, had recorded a minor loss in the second quarter of 2006.

Operating income for the Energy Products segment increased $5.6 million, or 76% for the three months ended July 1, 2007, as its operating margin increased 480 basis points to 16.3% on a revenue increase of 24%, compared to the second quarter 2006. This segment’s increased operating income benefited from a higher volume of shipments; price increases to customers; and further foreign sourcing that reduced cost of goods sold.

Interest Expense, Net

Interest expense, net, decreased $0.6 million to $0.9 million for the three months ended July 1, 2007 compared to approximately $1.5 million for the three months ended July 2, 2006. The decrease in interest expense, net was primarily due lower debt balances during the three months ended July 1, 2007, specifically $15.0 million lower outstanding balance of our senior unsecured notes paid off in October 2006, and repayments against our revolving credit facility.

Other Income / Expense, Net

Other income / expense, net was an unfavorable change of $0.5 million for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The other expense of $0.2 million for the three months ended July 1, 2007, was largely the result of foreign currency fluctuations in the Euro and Chinese RMB in the current quarter versus the same period in 2006.

Provision for Taxes

The effective tax rate was 32.0% for each of the second quarters of 2007 and 2006. The increase in income tax expense in the second quarter 2007 compared to the second quarter 2006 was attributable to higher pre-tax earnings.

Net Income

Net income increased 55% or $3.6 million to $10.0 million for the three months ended July 1, 2007 compared to $6.5 million for the three months ended July 2, 2006. This net increase is primarily attributable to: incremental profit from our Energy Products segment and lower interest expense partially offset by higher special charges, corporate expense and income taxes.

Results of Operations for the Six Months Ended July 1, 2007 Compared to the Six Months Ended July 2, 2006.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 1, 2007 and July 2, 2006:

	Six Months Ended
	July 1, 2007		July 2, 2006		% Change
	(Dollars in thousands)
Net revenues	$327,200	100.0%	$271,684	100.0%	20.4%
Cost of revenues	232,587	71.1%	191,225	70.4%	21.6%

Gross profit	94,613	28.9%	80,459	29.6%	17.6%
Selling, general and administrative expenses	65,464	20.0%	61,259	22.5%	6.9%
Special charges	1,305	0.4%	—	0.0%	Nmf

Operating income	27,844	8.5%	19,200	7.1%	45.0%
Other (income) expense:
Interest expense, net	2,102	0.6%	2,489	0.9%	-15.5%
Other (income) expense, net	118	0.0%	(380)	-0.1%	-131.1%

Total other expense	2,220	0.7%	2,109	0.8%	5.3%

Income before income taxes	25,624	7.8%	17,091	6.3%	49.9%
Provision for income taxes	8,200	2.5%	5,469	2.0%	49.9%

Net income	$17,424	5.3%	$11,622	4.3%	49.9%

Net Revenue

Net revenues for the six months ended July 1, 2007 increased by $55.5 million, or 20%, to $327.2 million from $271.7 million for the six months ended July 2, 2006. The increase in net revenues for the six months ended July 1, 2007 was attributable to the following:

	Six Months Ended
Segment	July 1, 2007	July 2, 2006	Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$167,036	$151,904	$15,132	$2,434	$(4,027)	$11,837	$4888
Energy	160,164	119,780	40,384	4,712		31,472	4,200

Total	$327,200	$271,684	$55,516	$7,146	$(4,027)	$43,309	$9,088

The Instrumentation and Thermal Fluid Controls Products segment accounted for 51% of net revenues for the six months ended July 1, 2007 compared to 56% for the six months ended July 2, 2006. The Energy Products segment accounted for 49% of net revenues for the six months ended July 1, 2007 compared to 44% for the six months ended July 2, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $15.1 million, or 10%, for the six-months ended July 1, 2007 compared to the six months ended July 2, 2006. The increase in revenues was the net result of several factors. Revenue increased an incremental $2.4 million from the February 2006 acquisition of Hale Hamilton which complemented this segment’s sales to general industrial, power generation, aerospace, and chemical processing end markets. Our other business units in this segment benefited from higher volumes and selling prices, compared to the first two quarters of 2006. This segment’s customer orders increased 8% in the first six months of 2007 compared to the same period last year. The first two quarter’s increase in net revenues is net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Sart, which had $4.0 million of revenue in the first two quarters of 2006. In 2007, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment. Excluding any 2007 acquisitions in this segment we expect a revenue increase in this segment approximating 6-8% for the full year 2007 compared to the full year 2006.

Energy Products revenues increased by $40.4 million, or 34%, for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. The increase in revenues was the net result of an incremental $31.5 million from organic increases in revenues which included $23.2 million for large international projects and fabricated systems in North America and an incremental $8.3 million from standard products sold through distribution. These organic revenue increases result from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. Revenues also increased an incremental $4.7 million from the February 2006 acquisition of Sagebrush which produces fabricated measuring, metering, and control sub-systems for pipeline applications in the North America oil and gas markets. The increase in end market demand resulted in this segment’s customer backlog being 36% higher in second quarter 2007 compared to the same period last year and 25% higher compared to the first quarter of 2007. Looking forward, we expect end market conditions to remain strong in 2007. After two successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products segment to have 2007 full year sales growth of 16% to 18% compared to the full year 2006.

Gross Profit

Consolidated gross profit increased $14.2 million, or 18%, to $94.6 million for the six months ended July 1, 2007 compared to $80.5 million for the six months ended July 2, 2006. Consolidated gross margin decreased 70 basis points to 28.9% for the six months ended July 1, 2007 from 29.6% for the six months ended July 2, 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $1.3 million for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were offset by higher costs. The higher costs included continuing higher raw material costs, especially stainless steel and other nickel-based alloys, and we were not able to fully offset these additional costs via higher prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Further, we experienced lower factory productivity from re-organizing production flow in three of this segment’s U.S. plants. Measures enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers. One counter-measure taken in the first quarter of 2007 was the closing of a U.S. plant with its production now being sourced from Asian suppliers. This plant closing is expected to have a special charge cost in 2007 of $1.2 million, of which $0.6 million was recorded in each of the first two quarters of 2007. The annual savings of this closure and foreign-sourcing counter-measure is expected to be $1.7 million.

Gross profit for the Energy Products segment increased $12.9 million for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. This increase included an incremental $0.9 million from the February 2006 acquisition of Sagebrush and $0.9 million increase in gross profit due to higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included: higher unit shipments to meet the strong global demand, customer price increases, further increases in foreign-sourcing which helped to lower cost of goods sold and improved linearity in production activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 7%, to $65.5 million for the six months ended July 1, 2007 compared to $61.3 million for the six months ended July 2, 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $0.9 million which was essentially due to higher personnel-related costs at certain locations, the incremental impact of our 2006 acquisition and foreign exchange rates for the Euro and Pound Sterling offset by costs for our Sart business divested in December 2006.

Selling, general and administrative expenses for the Energy Products segment increased by $2.8 million, including incremental expense from our February 2006 acquisition of Sagebrush. This segment also incurred higher commissions and selling expense related to its 34% revenue growth and its record backlog of $243 million as of July 1, 2007.

Corporate, general and administrative expenses increased $0.5 million in the first half of 2007 from the same period in 2006. The increase was primarily from higher corporate development costs.

Special Charges

For the six months ended July 1, 2007, we recorded special charges of $1.3 million. Approximately $1.1 million was severance and facility and related costs as well as $0.1 million of asset write-downs associated with the closing of a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment and $0.1 million was related to asset write-downs within the Energy Products segment.

Operating Income

The change in operating income for the six months ended July 1, 2007 compared to the six months ended July 2, 2006 was as follows:

	Six Months Ended
Segment	July 1, 2007	July 2, 2006	Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$12,681	$13,456	$(775)	$90	116	$(1,442)	$461
Energy	23,072	13,132	9,940	458		9,017	465
Corporate	(7,909)	(7,388)	(521)			(521)

Total	$27,844	$19,200	$8,644	$548	116	$7,054	$926

Operating income increased $8.6 million, or 45%, to $27.8 million for the six months ended July 1, 2007 from $19.2 million for the six months ended July 2, 2006.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $0.8 million or 6% compared to the six months ended July 2, 2006. The decrease in operating income was primarily a result of special charges of $1.2 million and the decreased profitability in certain of our ongoing businesses which were partially offset by the incremental earnings from our February 2006 acquisition of Hale Hamilton. Our ongoing businesses in this segment were hampered by higher raw material costs, especially stainless steel, and costs to counteract decreased vendor responsiveness. The French business, Sart, which was sold in December 2006, had recorded a $0.1 million loss for the six months ended July 2, 2006.

Operating income for the Energy Products segment increased $9.9 million, or 76% for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. Operating margins increased 340 basis points to 14.4% on a revenue increase of 34%, compared to the first half of 2006. Its increased operating income benefited from a higher volume of shipments; price increases to customers; further foreign sourcing that reduced cost of goods sold; as well as the incremental contribution from our 2006 acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, decreased $0.4 million to $2.1 million for the six months ended July 1, 2007 compared to approximately $2.5 million for the six months ended July 2, 2006. The decrease in interest expense, net was primarily due to $15.0 million lower outstanding balance of our 8.23% senior unsecured notes since the final principal payment in October 2006.

Other Income / Expense, Net

Other income / expense, net was income of $0.1 million for the six months ended July 1, 2007 compared to other expense of $0.4 million for the six months ended July 2, 2006. The difference in the amounts of other income for the six months ended July 1, 2007 was largely the result of foreign currency fluctuations in the Euro, Canadian dollar and Chinese RMB.

Provision for Taxes

The effective tax rate was 32.0% for both the six month periods ended July 1, 2007 and July 2, 2006. The increase in income tax expense in the first half of 2007 compared to the first half of 2006 was due to higher pre-tax earnings.

Net Income

Net income increased $5.8 million to $17.4 million for the six months ended July 1, 2007 compared to $11.6 million for the six months ended July 2, 2006. This increase is primarily attributable to: increased profitability of our Energy Products segment and incremental contributions from two acquisitions in February 2006 partially offset by higher production and selling costs in our Instrumentation and Thermal Fluid Products segment.

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

The following table summarizes our cash flow activities for the six months ended July 1, 2007 (In thousands):

Cash flow from:
Operating activities	$5,275
Investing activities	(3,122)
Financing activities	(6,169)
Effect of exchange rates on cash and cash equivalents	645

Decrease in cash and cash equivalents	$(3,371)

During the six months ended July 1, 2007, we generated $5.3 million in cash flow from operating activities compared to $0.3 million used during the six months ended July 2, 2006. The cash provided by operating activities was primarily due to an increase in net income compared to 2006. Working capital cash requirements remained flat compared to the first six months of 2006 due to the continued investment in inventory to support the rise in revenues and our record backlog as of July 1, 2007. The $3.1 million used by investing activities was primarily used for the purchase of capital equipment offset by proceeds from asset disposals. Financing activities used $6.2 million which included: a net $9.6 million of debt repayment plus $1.2 million used to pay dividends to shareholders, offset by $4.6 million of proceeds from the exercise of stock options and related income tax effects.

As of July 1, 2007, total debt was $55.2 million compared to $64.8 million as of December 31, 2006. Total debt as a percentage of total shareholders’ equity was 14% as of July 1, 2007 compared to 18% as of December 31, 2006.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $49.1 million and $58.5 million as of July 1, 2007 and December 31, 2006, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 1, 2007 and December 31, 2006.

The ratio of current assets to current liabilities was 2.2-to-1 at July 1, 2007 and 2.0-to-1 at December 31, 2006. Cash and cash equivalents were $25.3 million as of July 1, 2007, compared to $28.7 million as of December 31, 2006.

In 2007, we expect cash flow from operating activities to be between $30 million to $35 million, with expected uses for capital expenditures of nearly $12 million, $20 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of July 1, 2007, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of July 1, 2007 we have $49.1 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2007 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of July 1, 2007, we had forward contracts to buy and sell currencies with a face value of approximately $4.7 million. The net unrealized loss attributable to foreign currency forward contracts at July 1, 2007 was less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended July 1, 2007 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, our subsidiaries, Leslie, Spence, and Hoke, collectively have been named as defendants or third-party defendants in currently open asbestos related claims brought on behalf of approximately 6,100 claimants. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of claimants who do seek specified compensatory and punitive damages typically seek millions or tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,100 plaintiffs whose claims remain open, all but approximately 1,000 have brought their claims in Mississippi. Over the past two years, the Mississippi courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants against our subsidiaries is now approximately 5,200, whereas it previously had been as high as 21,000. We continue to expect that most of these remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who can demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 32 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures. Moreover, to date, our insurers have been paying the vast majority of the costs associated with the defense and settlement of these actions, particular with respect to Spence and Hoke for which insurance has paid all defense and settlement costs to date. With regard to Leslie, our current cost sharing understanding with Leslie’s insurers results in Leslie being responsible for 29% of its defense and settlement costs. In light of the foregoing, these cases, to date, have not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance policies to continue to cover certain of our costs relating to the defense and payment of these claims; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate the ultimate costs to us of these claims and cannot assure that such costs will not have a material adverse effect in the future. As a result, our policy has been (i) to accrue for any settlements only at such time as settlement of a particular case is reasonably probable of occurring and the amount is estimable and (ii) to accrue defense costs and any adverse verdicts as incurred.

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 1, 2007 and December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 2, 2007. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(i) Election of Directors: the following persons were elected as Class II directors for a three year term expiring at the Annual Meeting to be held in 2010.

	VOTES FOR	VOTES WITHHELD
Jerome D. Brady	15,706,212	202,607
Dewain K. Cross	15,702,413	206,406

(ii) Ratification of the selection by the Audit Committee of the Company’s Board of Directors of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
15,888,555	16,089	4,175

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

4.3	Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

10.22*	Retirement Agreement dated June 18, 2007 by and between Circor International, Inc. and Kenneth W. Smith

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: August 2, 2007

/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman and Chief Executive Officer
Principal Executive Officer

Date: August 2, 2007

/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: August 2, 2007

/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer