Form 10-Q
period 2007-09-30
CIRCOR INTERNATIONAL INC
filed 2007-11-06
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 24, 2007, there were 16,645,414 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,174	$28,652
Trade accounts receivable, less allowance for doubtful accounts of $2,732 and $2,523, respectively	113,470	108,689
Inventories	169,615	150,160
Prepaid expenses and other current assets	11,315	3,012
Deferred income taxes	6,794	7,305
Assets held for sale	914	3,132

Total Current Assets	332,282	300,950

PROPERTY, PLANT AND EQUIPMENT, NET	79,731	79,039
OTHER ASSETS:
Goodwill	168,858	163,720
Intangibles, net	48,493	49,226
Other assets	12,613	12,740

TOTAL ASSETS	$641,977	$605,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,617	$71,788
Accrued expenses and other current liabilities	62,224	54,359
Accrued compensation and benefits	17,822	15,325
Income taxes payable	2,063	6,027
Notes payable and current portion of long-term debt	2,245	415

Total Current Liabilities	156,971	147,914

LONG-TERM DEBT, NET OF CURRENT PORTION	39,844	64,411
DEFERRED INCOME TAXES	21,494	21,674
OTHER NON-CURRENT LIABILITIES	14,532	14,375
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,645,414 and 16,181,070 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	167	162
Additional paid-in capital	238,753	224,508
Retained earnings	135,146	109,251
Accumulated other comprehensive income	35,070	23,380

Total Shareholders’ Equity	409,136	357,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$641,977	$605,675

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenues	$164,017	$150,412	$491,217	$422,096
Cost of revenues	116,465	106,934	349,052	298,159

GROSS PROFIT	47,552	43,478	142,165	123,937
Selling, general and administrative expenses	32,672	30,820	98,136	92,079
Special charges	2,131	479	3,436	479

OPERATING INCOME	12,749	12,179	40,593	31,379

Other (income) expense:
Interest income	(129)	(134)	(259)	(332)
Interest expense	873	1,517	3,105	4,203
Other (income) expense, net	(1,508)	27	(1,390)	(352)

Total other (income) expense	(764)	1,410	1,456	3,519

INCOME BEFORE INCOME TAXES	13,513	10,769	39,137	27,860
Provision for income taxes	3,148	3,446	11,347	8,915

NET INCOME	$10,365	$7,323	$27,790	$18,945

Earnings per common share:
Basic	$0.63	$0.46	$1.70	$1.19
Diluted	$0.62	$0.45	$1.67	$1.16
Weighted average number of common shares outstanding:
Basic	16,509	16,007	16,369	15,943
Diluted	16,768	16,368	16,660	16,302
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES
Net income	$27,790	$18,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,282	8,689
Amortization	1,917	1,791
Compensation expense of stock based plans	4,769	2,476
Tax effect of share-based compensation	(3,570)	—
Loss on sale of assets held for sale	210	36
(Gain) on sale or disposal of property, plant and equipment	(50)	(18)
(Gain) on sale of affiliate	(1,605)	—
Equity earnings and paid dividends of affiliate, net.	452	(15)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(680)	(9,812)
Inventories	(14,037)	(31,730)
Prepaid expenses and other assets	(8,031)	97
Accounts payable, accrued expenses and other liabilities	4,759	22,533

Net cash provided by operating activities	20,206	12,992

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,886)	(7,143)
Proceeds from the disposal or sale of property, plant and equipment	435	364
Proceeds from the sale of assets held for sale	2,259	100
Business acquisitions, net of cash acquired	(2,704)	(61,121)
Proceeds from sale of affiliate	1,605	—
Purchase of investments	—	(9,561)
Proceeds from sale of investments	—	9,537

Net cash used in investing activities	(5,291)	(67,824)

FINANCING ACTIVITIES
Proceeds from debt borrowings	70,359	65,565
Payments of debt	(93,415)	(11,483)
Dividends paid	(1,840)	(1,795)
Proceeds from the exercise of stock options	6,296	2,066
Tax effect of share-based compensation	3,570	1,046

Net cash (used in) provided by financing activities	(15,030)	55,399

Effect of exchange rate changes on cash and cash equivalents	1,637	1,586

INCREASE IN CASH AND CASH EQUIVALENTS	1,522	2,153
Cash and cash equivalents at beginning of year	28,652	31,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,174	$33,265

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$12,022	$7,780
Interest	$3,111	$2,748

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for annual periods beginning after December 15, 2006. We adopted FIN No. 48 as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS 158 as of December 31, 2006 and a $0.7 million corresponding charge, net of tax, was recorded to accumulated other comprehensive income. We adopted the measurement provisions effective January 1, 2007 and we recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition, we recorded $1.3 million, after tax, as a separate component of the opening balance of accumulated other comprehensive income related to changes in the fair value of plan assets and benefit obligations during the three months ended April 1, 2007.

(3) Share-based Compensation

Prior to January 1, 2006 we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Share-based Compensation, (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

As of September 30, 2007 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of September 30, 2007, 973,024 shares were available for grant under the 1999 Stock Plan.

At the date of our spin-off from Watts Water Technologies, Inc. (“Watts”) in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options. The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At September 30, 2007, there were 431,505 restricted stock units and 9,600 SARs outstanding.

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

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, ratably over the three-year vesting period. The only RSU MIPS issued in the first three quarters of 2007 were 60,031 RSU MIPs with an approximate fair value of $11.96 per RSU MIP granted under the Circor Management Stock Purchase Plan during the three months ended April 1, 2007.

In 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2007. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the nine months ended September 30, 2007 and October 1, 2006, we granted 123,886 and 104,349 RSU Awards with approximate fair values of $36.33 and $27.89 per RSU, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the nine month periods ended September 30, 2007, and October 1, 2006 was $4.8 million and $2.5 million, respectively. For the nine months ended September 30, 2007 and October 1, 2006, $2.7 million and $2.5 million were recorded as selling, general and administrative expense, respectively. For the three and nine months ended September 30, 2007, an incremental $2.1 million associated with the

Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards was recorded as special charges. As of September 30, 2007, there was $5.6 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of September 30, 2007 and changes during the nine month period are presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	697	$17.23
Granted	—	N/A
Exercised	(403)	15.58
Forfeited	(2)	24.90

Options outstanding at end of period	292	$19.47

Options exercisable at end of period	130	$16.94

The weighted average contractual terms for stock-options outstanding and exercisable as of September 30, 2007 were 5.91 years and 5.28 years, respectively. The aggregate intrinsic value of stock-options exercised during the nine months ended September 30, 2007 was $9.6 million and the aggregate intrinsic value of stock-options outstanding and exercisable as of September 30, 2007 was $7.6 million and $3.7 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of September 30, 2007 and changes during the nine month period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	162	$26.83
Granted	124	36.33
Settled	(29)	26.36
Cancelled	(20)	26.40

RSU Awards outstanding at end of period	237	$31.86

RSU Awards vested and deferred at end of period	25	$25.70

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 30, 2007 was $1.5 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of September 30, 2007 was $10.8 million and $1.1 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of September 30, 2007 and changes during the nine month period is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	179	$16.69
Granted	60	24.27
Settled	(32)	15.90
Cancelled	(13)	16.04

RSU MIPs outstanding at end of period	194	$19.20

RSU MIPs vested and deferred at end of period	21	$9.35

The aggregate intrinsic value of RSU MIPs settled during the nine months ended September 30, 2007 was $1.5 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of September 30, 2007 was $5.1 million and $0.8 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	September 30, 2007	December 31, 2006
Raw materials	$72,034	$61,997
Work in process	54,449	48,756
Finished goods	43,132	39,407

	$169,615	$150,160

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of September 30, 2007 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2006	$139,129	$24,591	$163,720
Business acquisitions	1,916	—	1,916
Adjustments to preliminary purchase price allocation	345	420	765
Currency translation adjustments	1,802	655	2,457

Goodwill as of September 30, 2007	$143,192	$25,666	$168,858

The table below presents gross intangible assets and the related accumulated amortization as of September 30, 2007 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,698	$5,322
Trademarks and trade names	18,807	—
Land procurement	388	18
Customer relationships	27,669	3,772
Other	6,087	1,044

Total	$58,649	$10,156

Net carrying value of intangible assets	$48,493

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 30, 2007 (In thousands):

	2007	2008	2009	2010	2011	After 2011
Estimated amortization expense	$624	$2,498	$2,498	$2,498	$2,497	$19,071

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended September 30, 2007
Net revenues	$85,094	$78,923	$—	$164,017
Intersegment revenues	—	40	(40)	—
Operating income (loss)	6,016	13,745	(7,012)	12,749
Interest income				(129)
Interest expense				873
Other income, net				(1,508)

Income before income taxes				13,513

Identifiable assets	396,300	288,385	(42,708)	641,977
Capital expenditures	1,208	1,622	14	2,844
Depreciation and amortization	2,175	1,102	44	3,321
Three Months Ended October 1, 2006
Net revenues	$79,205	$71,207	$—	$150,412
Intersegment revenues	—	—	—	—
Operating income (loss)	7,522	9,384	(4,727)	12,179
Interest income				(134)
Interest expense				1,517
Other expense, net				27

Income before income taxes				10,769

Identifiable assets	395,034	239,820	(34,504)	600,350
Capital expenditures	923	2,894	6	3,823
Depreciation and amortization	1,867	1,692	51	3,610
Nine Months Ended September 30, 2007
Net revenues	$252,130	$239,087	$—	$491,217
Intersegment revenues	2	40	(42)	—
Operating income (loss)	18,697	36,817	(14,921)	40,593
Interest income				(259)
Interest expense				3,105
Other income, net				(1,390)

Income before income taxes				39,137

Identifiable assets	396,300	288,385	(42,708)	641,977
Capital expenditures	3,274	3,544	68	6,886
Depreciation and amortization	6,462	3,596	141	10,199
Nine Months Ended October 1, 2006
Net revenues	$231,109	$190,987	$—	$422,096
Intersegment revenues	4	1	(5)	—
Operating income (loss)	20,978	22,516	(12,115)	31,379
Interest income				(332)
Interest expense				4,203
Other income, net				(352)

Income before income taxes				27,860

Identifiable assets	395,034	239,820	(34,504)	600,350
Capital expenditures	3,149	3,966	28	7,143
Depreciation and amortization	6,287	4,043	150	10,480

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

Corporate/Eliminations are reported on a net “after allocations” basis. Inter-segment intercompany transactions affecting net operating profit have been eliminated within the respective operating segments.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of September 30, 2007 and October 1, 2006. Corporate Identifiable Assets, after elimination of intercompany assets were $9.9 million and $8.4 million as of September 30, 2007 and October 1, 2006, respectively.

(7) Special Charges

The following table sets forth our reserves and charges for transactions of an infrequent nature including the closure, consolidation and reorganization of certain operations as follows (In thousands):

	Reserve Balance Dec 31, 2005	Provision 2006	Utilized 2006	Reserve Balance Dec 31, 2006	Provision 2007	Utilized 2007	Reserve Balance September 30, 2007
Severance related	$616	$160	$(776)	$—	$426	$(426)	$—
Facility related	—	—	—	—	723	(723)	—

Total special charge reserve	$616	$160	$(776)	$—	$1,149	$(1,149)	$—

Asset write-down		75			216
Pension curtailment		443			—
CEO and CFO retirement agreements		—			2,071

Total special charges		$678			$3,436

For the nine months ended September 30, 2007, we recorded net special charges of approximately $3.4 million. These charges are comprised of $2.1 million in costs associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards; $1.2 million pertains to severance and facility related costs associated with the closing of a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment and $0.1 million was related to asset write-downs within the Energy Products Segment.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	September 30, 2007			October 1, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$10,365	16,509	$0.63	$7,323	16,007	$0.46
Dilutive securities, principally common stock options	—	259	(.01)	—	361	(.01)

Diluted EPS	$10,365	16,768	$0.62	$7,323	16,368	$0.45

	Nine Months Ended
	September 30, 2007			October 1, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$27,790	16,369	$1.70	$18,945	15,943	$1.19
Dilutive securities, principally common stock options	—	291	(.03)	—	359	(.03)

Diluted EPS	$27,790	16,660	$1.67	$18,945	16,302	$1.16

There were no anti-dilutive stock options and RSUs for the three and nine months ended September 30, 2007, respectively. This compares to 157,220 anti-dilutive stock options and RSUs for the three and nine months ended October 1, 2006. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are recorded at fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying amount.

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

Accounting Policies

Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the nine month periods ended September 30, 2007 and October 1, 2006.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133. As of September 30, 2007, we had forward contracts to buy and sell currencies with a face value of approximately $1.9 million. The net unrealized losses attributable to foreign currency forward contracts as of September 30, 2007 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and October 1, 2006 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$10,365	$7,323	$27,790	$18,945
Cumulative translation adjustments	5,693	302	10,344	8,541

Total comprehensive income	$16,058	$7,625	$38,134	$27,486

(11) Commitments and Contingencies

We, like other worldwide manufacturing companies, are subject to a variety of contingencies connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain liability insurance coverage which we believe to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully in the event of substantial damage claims arising from product defects and failures or from environmental liability. We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), three subsidiaries in our Instrumentation and Thermal Fluid Controls Products segment, collectively have been named as defendants or third-party defendants in currently open asbestos related claims brought on behalf of approximately 6,300 plaintiffs. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of those seeking specified compensatory and punitive damages typically seek up to tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,300 plaintiffs whose claims remain open, all but approximately 1,100 have brought their claims in Mississippi. Over the past two years, the Mississippi courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants seeking damages against our subsidiaries is now approximately 5,200, whereas such number had been as high as 21,000. We continue to expect that most of the remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 32 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures.

To date, our insurers have paid the vast majority of the costs associated with the defense and settlement of these actions, particularly with respect to Spence and Hoke, for which insurance has paid all defense and settlement costs. With regard to Leslie, our current cost-sharing arrangement with its insurers results in Leslie being responsible for 29% of defense and settlement costs. In light of the foregoing, resolution of these cases has not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance coverage; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate our ultimate costs to resolve these claims and cannot be certain that such costs will not have a material adverse effect in the future. Our policy has been and continues to be to accrue for claims at such time as resolution is probable and the cost is estimable and to accrue defense costs as incurred.

As noted above, our Leslie subsidiary currently is responsible for 29% of all defense and indemnity costs associated with asbestos claims made against it. Leslie has experienced steadily increasing costs in defending these cases. These increased costs are principally due to a rise in the number of cases filed against Leslie as well as the increased costs associated with cases that have come to trial. Our general strategy has been to vigorously defend these cases. However, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, successfully defending these cases in front of juries has become increasingly difficult. This is particularly true with respect to those claimants suffering from (or the estates of decedents who have died from) mesothelioma, a fatal malignancy for which exposure to asbestos is the only proven cause. By way of example, on October 12, 2007, a Los Angeles jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the rest). While we have accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against which judgment was rendered intend to appeal this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. Due to the difficulty in defending mesothelioma cases, we have attempted to negotiate reasonable settlements where possible in those cases for which Leslie is unable to obtain a dismissal.

During the first three quarters of our 2007 fiscal year and excluding the October 12th verdict, Leslie resolved a total of 70 asbestos cases for an aggregate indemnity amount of $4.8 million, of which 71% or $3.4 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity during the three (“Q3”) and nine (“YTD”) month periods ended September 30, 2007 as well as the financial impact on the Company of the asbestos litigation for such periods (the October 12th verdict is excluded as are open Mississippi cases since we anticipate that virtually all Mississippi cases will be dismissed):

Cases Filed During		Cases Dismissed during		Cases Resolved During		Total Open Cases at September 30, 2007	Open Mesothelioma Cases at September 30, 2007
Q3	YTD	Q3	YTD	Q3	YTD
139	424	51	129	12	70	716	324

Aggregate Indemnity Costs		Leslie’s 29% Share of Aggregate Indemnity Costs		Aggregate Defense Costs		Leslie’s 29% Share of Aggregate Defense Costs
Q3	YTD	Q3	YTD	Q3	YTD	Q3	YTD
$1.4M	$4.8M	$0.4M	$1.4M	$2.4M	$6.1M	$0.7M	$1.8M

For the nine months ended September 30, 2007 and excluding the October 12th verdict, Leslie’s average per quarter share of combined defense and indemnity costs have been approximately $1.1 million compared to a per quarter average of $0.6 million for the 2006 fiscal year.

The amount of indemnity available under Leslie’s primary layer of insurance coverage is reduced by 71% of any amounts paid through settlement or verdict. As of September 30, 2007, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $11.0 million. We also believe that available excess insurance beyond the primary layer is limited; moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs which could have a material adverse effect on our financial condition, results of operations or cash flows. In this regard, however, we believe that the payment of any litigation-related asbestos liabilities of Leslie, which contributes approximately 6% to the Company’s consolidated revenues and shareholders’ equity, are legally limited to the net assets of that subsidiary.

Standby Letters of Credit

We execute stand-by letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $42.0 million at September 30, 2007. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 4.75 years from September 30, 2007.

The following table contains information related to standby letters of credit instruments outstanding as of September 30, 2007 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$22,496
Greater than 12 months	19,461

Total	$41,957

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

Effective December, 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. We recognized in the balance sheet the underfunded status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan in the year in which the change occurs are recognized through other comprehensive income.

During the first quarter of 2007, we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year. As a result of this remeasurement, the unfunded status of our plans decreased approximately $2.0 million due to an increase in the fair value of plan assets and a reduction of our projected benefit obligation of approximately $1.2 million and $0.8 million, respectively. The reduction of our projected benefit obligation was primarily a result of a change in our discount rates. We recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition, we recorded $1.3 million, after tax, as a separate component of the opening balance of accumulated other comprehensive income related to changes in the fair value of plan assets and benefit obligations during the three months ended April 1, 2007. The remeasurement will also decrease the overall retirement net benefit cost by less than $0.1 million for fiscal 2007.

During the nine months ended September 30, 2007, we did not make any cash contributions to our qualified defined benefit pension plan. For the remainder of 2007, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost-benefits earned	$161	$172	$483	$1,553
Interest cost on benefits obligation	462	422	1,386	1,291
Prior service cost amortization	18	22	54	245
Estimated return on assets	(597)	(566)	(1,791)	(1,639)
Curtailment charge	—	443	—	443

Net periodic cost of defined pension benefit plan	$44	$493	$132	$1,893

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

(13) Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at September 30, 2007, we have $1.9 million of unrecognized benefits, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

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

The Company anticipates that by September 30, 2008, total unrecognized tax benefits will decrease by approximately $0.8 million as a result of proposed assessments of audits and expiration of the statute of limitations.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of September 30, 2007.

In connection with our industrial revenue bond financing arrangements which benefit certain of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of September 30, 2007.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 30, 2007 (In thousands):

Balance at December 31, 2006	$2,750
Provisions	975
Claims settled	(1,307)
Currency translation adjustments	106

Balance at September 30, 2007	$2,524

(15) Business Acquisition

On July 6, 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), for $2.7 million including $0.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $0.4 million escrow is included as restricted cash in Other Assets on our consolidated balance sheet. SEI is a leader in the design and manufacture of high quality pneumatic controls and inflation systems for the aerospace, marine, defense and industrial markets with annual revenues of approximately $2.3 million. This business has been consolidated into one of our existing businesses in the Instrumentation and Thermal Fluid Controls Segment. In connection with SEI’s purchase, we recorded preliminary purchase price allocations of $0.2 million of current assets, $0.2 million of fixed assets, and $1.9 million of goodwill. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part 1, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2006, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factor. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last six years that extended our product offerings. Our acquisitions of Loud Engineering in January 2005 and Industria S.A in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of SEI, a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets.

Regarding our third quarter and year to date 2007 financial results, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from the oil and gas markets. For the three months ended September 30, 2007, revenues increased 9% to $164.0 million, compared to the third quarter of 2006. Net income rose 42% to $10.4 million and diluted earnings per share increased 38% to $0.62 per share, compared to the third quarter of 2006.

For the nine months ended September 30, 2007, revenue increased 16% to $491.2 million; net income rose 47% to $27.8 million and diluted earnings per share increased 44% to $1.67 per share, compared to the same period of 2006. We enter the fourth quarter of 2007 with our highest ever customer order backlog, at $395.7 million.

Many of these positive achievements resulted from responding to the robust worldwide spending in the oil and gas markets. While our Energy Products segment has achieved revenue and operating margins at near record levels, the profitability of our Instrumentation and Thermal Fluid Controls Products segment continues to be under pressure. Production difficulties within this segment continued as operational changes, higher raw material stainless steel and brass costs and constraints on the supply of certain raw materials have added costs. These combined operational factors plus increased litigation costs for asbestos-related claims have negatively affected this segment’s profitability, compared to the first three quarters of 2006. In response to these issues, we continue to strengthen our supplier management processes and expand our international sourcing programs. We also are continuing our Lean manufacturing improvement initiatives with a focus on manufacturing constraints, as well as initiating further facility consolidations. We expect these steps to result in improvements in the fourth quarter of 2007 within the Instrumentation and Thermal Fluid Control Products segment.

Regarding cash flow and liquidity, we generated $20.2 million in cash flow from operating activities in the first three quarters of 2007, $7.2 million more than the amount in the same period of 2006. The higher cash generated from operating activities was primarily due to the increase in net income. As of September 30, 2007, we believe we remain a well-capitalized company with total debt-to-total capitalization of 9%.

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

Our net inventory balance was $169.6 million as of September 30, 2007, compared to $150.2 million as of December 31, 2006. Our inventory allowance as of September 30, 2007 was $12.3 million, compared with $11.1 million as of December 31, 2006. Our provision for inventory obsolescence was $2.8 million for the first nine months of 2007 compared to $3.8 million for the same period in 2006.

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

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform impairment tests for each reporting unit on goodwill and certain intangible assets on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair value. The goodwill recorded on the consolidated balance sheet as of September 30, 2007 was $168.9 million compared with $163.7 million as of December 31, 2006. Based on impairment tests performed, there was no impairment of our goodwill as of December 31, 2006 and there were no indications of impairment as of September 30, 2007.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 30.6% and 32.2% for 2006 and 2005, respectively. For 2007, we expect an effective income tax rate of 30.3%, a decline from the 32% previously expected as of July 1, 2007. The decrease is a result of a third quarter adjustment relating to an enacted change in foreign tax law and lower statutory rates in Germany and the United Kingdom. Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

As of both September 30, 2007 and December 31, 2006, we had a total valuation allowance for deferred income tax assets of $9.5 million due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations is less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires employers to recognize in their balance sheets the over-funded or under-funded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. We adopted the measurement provisions of SFAS 158 beginning January 1, 2007. See Note 12 of the accompanying consolidated financial statements for further information on our benefit plans.

In 2007, we do not expect to make voluntary cash contributions to our defined benefit pension plans, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended October 1, 2006.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 30, 2007 and October 1, 2006:

	Three Months Ended
	September 30, 2007		October 1, 2006		% Change
	(Dollars in thousands)
Net revenues	$164,017	100.0%	$150,412	100.0%	9.0%
Cost of revenues	116,465	71.0%	106,934	71.1%	8.9%

Gross profit	47,552	29.0%	43,478	28.9%	9.4%
Selling, general and administrative expenses	32,672	19.9%	30,820	20.5%	6.0%
Special charges	2,131	1.3%	479	0.3%	344.9%

Operating income	12,749	7.8%	12,179	8.1%	4.7%
Other (income) expense:
Interest expense, net	744	0.5%	1,383	0.9%	(46.2)%
Other (income) expense, net	(1,508)	(0.9)%	27	0.0%	Nmf

Total other (income) expense, net	(764)	(0.5)%	1,410	0.9%	(154.2)%
Income before income taxes	13,513	8.2%	10,769	7.2%	25.5%

Provision for income taxes	3,148	1.9%	3,446	2.3%	(8.6)%

Net income	$10,365	6.3%	$7,323	4.9%	41.5%

Net Revenue

Net revenues for the three months ended September 30, 2007 increased by $13.6 million, or 9%, to $164.0 million from $150.4 million for the three months ended October 1, 2006. The increase in net revenues for the three months ended September 30, 2007 was attributable to the following:

	Three Months Ended
Segment	September 30, 2007	October 1, 2006	Total Change	Divestiture	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$85,094	$79,205	$5,889	$(2,226)	$5,527	$2,588
Energy	78,923	71,207	7,716	—	4,743	2,973

Total	$164,017	$150,412	$13,605	$(2,226)	$10,270	$5,561

The Instrumentation and Thermal Fluid Controls Products segment accounted for 52% of net revenues for the three months ended September 30, 2007 compared to 53% for the three months ended October 1, 2006. The Energy Products segment accounted for 48% of net revenues for the three months ended September 30, 2007 compared to 47% for the three months ended October 1, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $5.9 million, or 7%, for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006. The increase in revenues was the net result of several factors. This segment’s customer orders increased 5% in the third quarter of 2007 compared to the same period last year. Revenues increased an incremental $5.5 million, led by our Aerospace product groups, from higher volumes and selling prices, compared to the third quarter of 2006. This quarter’s increase in net revenues is net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Societe Alsacienne Regulaves Thermiques von Rohr (“Sart”), which had $2.2 million of revenue in the third quarter 2006. This segment’s quarterly revenues also included a $2.6 million increase due to higher Euro exchange rates compared to the US dollar. In 2007, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment.

Energy Products revenues increased by $7.7 million, or 11%, for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006. The increase in revenues was primarily the net result of an incremental $4.7 million from organic increases in revenues which included $6.1 million for large international projects and fabricated systems in North America and a $1.4 million decrease for standard products sold through distribution. These organic revenue increases result from a continued escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This quarter’s decrease in revenues for standard products sold through distribution is attributable to lower orders due to wet weather conditions in the Midwest in June and July and from distributors as they normalized their stocking levels, after over-buying from manufacturers during 2006 and early 2007 due to tight supply of products. We expect our order rates to be adversely affected by distributors’ adjustments of their inventory levels through the end of 2007. This segment’s quarterly revenues also included a $3.0 million increase due to higher foreign exchange rates compared to the US dollar. The overall increase in end market demand caused this segment’s customer backlog to be 58% higher at the end of the third quarter of 2007 compared to the same period last year and 7% higher compared to the end of the second quarter of 2007. Looking forward, we expect end market conditions to remain solid in the fourth quarter of 2007 but at a lower rate of growth.

Gross Profit

Consolidated gross profit increased $4.1 million, or 9%, to $47.6 million for the quarter ended September 30, 2007 compared to $43.5 million for the quarter ended October 1, 2006. Consolidated gross margin was up slightly at 29.0% for the quarter ended September 30, 2007 compared to 28.9% for the quarter ended October 1, 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.1 million for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were largely offset by higher costs. The higher costs included continuing higher raw material costs, especially stainless steel, brass, and other nickel-based alloys, and we were not able to fully offset these additional costs by increasing our prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Measures enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers.

Gross profit for the Energy Products segment increased $4.0 million for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006. This segment’s quarterly gross profit included a $0.8 million increase due to higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included: higher unit shipments to meet the strong global demand, customer price increases, further increases in foreign-sourcing which helped to reduce cost of goods sold, and improved linearity in production activities.

Selling, General and Administration

Selling, general and administrative expenses increased $1.9 million, or 6%, to $32.7 million for the three months ended September 30, 2007 compared to $30.8 million for the three months ended October 1, 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by 9% or $1.5 million compared to the third quarter of 2006. Most of the increase was from higher litigation costs associated with asbestos-related claims. For more information related to these claims, see “Legal Proceedings” in Part II, Item I.

Selling, general and administrative expenses for the Energy Products segment decreased 4% or $0.3 million. This decrease was due largely to lower commissions partially offset by foreign exchange rate fluctuations and higher selling expense related to its 11% revenue growth and this segment’s record backlog of $260.6 million as of September 30, 2007.

Corporate, general and administrative expenses increased 15% or $0.7 million in the third quarter of 2007 from the same period in 2006. The increase was primarily from higher legal costs and variable compensation.

Special Charges

There were $2.1 million in special charges recognized for the three months ended September 30, 2007 compared to $0.5 million during the three months ended October 1, 2006. The special charges recognized this quarter relate primarily to the cost of the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards.

Operating Income

The change in operating income for the three months ended September 30, 2007 compared to the three months ended October 1, 2006 was as follows:

	Three Months Ended
Segment	September 30, 2007	October 1, 2006	Total Change	Divestiture	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$6,016	$7,522	$(1,506)	$(180)	$(1,749)	$423
Energy	13,745	9,384	4,361	—	3,877	484
Corporate	(7,012)	(4,727)	(2,285)		(2,285)

Total	$12,749	$12,179	$570	$(180)	$(157)	$907

Operating income increased $0.6 million, or 5%, to $12.7 million for the three months ended September 30, 2007 from $12.2 million for the three months ended October 1, 2006.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment for the third quarter of 2007 decreased 20% to $6.0 million, compared to the same period last year, as its operating margin declined 240 basis points to 7% on a revenue increase of 7%. Our ongoing businesses in this segment have been hampered by higher raw material costs, especially stainless steel, brass, inventory provision requirements, costs to counteract decreased vendor responsiveness, and increased litigation costs associated with asbestos-related claims.

Operating income for the Energy Products segment increased $4.4 million, or 46% for the three months ended September 30, 2007, as its operating margin increased 420 basis points to 17.4% on a revenue increase of 11%, compared to the third quarter of 2006. This segment’s increased operating income benefited from a higher volume of shipments; price increases to customers; and further foreign sourcing that reduced cost of goods sold.

The change in operating loss for Corporate resulted primarily from the accelerated vesting of certain equity awards pursuant to retirement agreements entered into with our CEO and CFO.

Interest Expense, Net

Interest expense, net, decreased $0.7 million to $0.7 million for the three months ended September 30, 2007 compared to approximately $1.4 million for the three months ended October 1, 2006. The decrease in interest expense, net was primarily due lower debt balances during the three months ended September 30, 2007, specifically $15.0 million lower outstanding balance of our senior unsecured notes that were paid off in October 2006, and repayments against our revolving credit facility.

Other Income, Net

Other income, net was $1.5 million for the three months ended September 30, 2007 compared to a de minimus expense for the same period in 2006. This income was largely the result of a $1.6 million gain on sale of an investment in a small European business within our Instrumentation and Thermal Fluid Control Products segment.

Provision for Income Taxes

The effective tax rate was 23.3%% for the third quarter of 2007 compared to 32.0% for the third quarter 2006. The rate reduction this quarter was the result of a change in foreign tax law and lower statutory tax rates in Germany and the United Kingdom, thereby reducing our net deferred income tax liabilities at the new rates and increasing tax receivables. The combined impact of those countries’ tax law and rate changes on our net current and deferred tax income liabilities was a $1.0 million reduction to the third quarter income tax provision.

We recorded an additional benefit this quarter of $250,000 after finalizing our 2006 US federal income tax return, primarily due to additional research and experimentation credit.

Net Income

Net income increased $3.0 million to $10.4 million for the three months ended September 30, 2007 compared to $7.3 million for the three months ended October 1, 2006. This net increase is attributable to: incremental profit from our Energy Products segment, lower interest expense, a gain from the sale of a small European business, and a lower income tax rate, all of which was partially offset by higher corporate expense.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended October 1, 2006.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 30, 2007 and October 1, 2006:

	Nine Months Ended
	September 30, 2007		October 1, 2006		% Change
	(Dollars in thousands)
Net revenues	$491,217	100.0%	$422,096	100.0%	16.4%
Cost of revenues	349,052	71.1%	298,159	70.6%	17.1%

Gross profit	142,165	28.9%	123,937	29.4%	14.7%
Selling, general and administrative expenses	98,136	20.0%	92,079	21.8%	6.6%
Special charges	3,436	0.7%	479	0.1%	617.3%

Operating income	40,593	8.3%	31,379	7.4%	29.4%
Other (income) expense:
Interest expense, net	2,846	0.6%	3,871	0.9%	(26.5)%
Other (income) expense, net	(1,390)	(0.3)%	(352)	(0.1)%	294.9%

Total other expense	1,456	0.3%	3,519	0.8%	(58.6)%

Income before income taxes	39,137	8.0%	27,860	6.6%	40.5%
Provision for income taxes	11,347	2.3%	8,915	2.1%	27.3%

Net income	$27,790	5.7%	$18,945	4.5%	46.7%

Net Revenues

Net revenues for the nine months ended September 30, 2007 increased by $69.1 million, or 16%, to $491.2 million from $422.1 million for the nine months ended October 1, 2006. The increase in net revenues for the nine months ended September 30, 2007 was attributable to the following:

	Nine Months Ended
Segment	September 30, 2007	October 1, 2006	Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$252,130	$231,109	$21,021	$2,434	$(6,681)	$17,706	$7,562
Energy	239,087	190,987	48,100	4,716		35,348	8,036

Total	$491,217	$422,096	$69,121	$7,150	$(6,681)	$53,054	$15,598

The Instrumentation and Thermal Fluid Controls Products segment accounted for 51% of net revenues for the nine months ended September 30, 2007 compared to 55% for the nine months ended October 1, 2006. The Energy Products segment accounted for 49% of net revenues for the nine months ended September 30, 2007 compared to 45% for the nine months ended October 1, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $21.0 million, or 9%, for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. The increase in revenues was the net result of several factors. This segment’s customer orders increased 7% in the first nine months of 2007 compared to the same period last year Revenue increased an incremental $2.4 million from the February 2006 acquisition of Hale Hamilton which complemented this segment’s sales to general industrial, power generation, aerospace, and chemical processing end markets. Our other business units in this segment benefited from higher volumes and selling prices, compared to the first three quarters of 2006. The first three quarters’ increase in net revenues is net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Sart, which had $6.7 million of revenue in the first three quarters of 2006. This segment’s year to date revenues also included a $7.6 million increase due to higher foreign exchange rates compared to the US dollar. In the fourth quarter of 2007, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment. Excluding any 2007 acquisitions in this segment we expect a revenue increase in this segment approximating 8.5% to 9.0% for the full year 2007 compared to the full year 2006.

Energy Products revenues increased by $48.1 million, or 25%, for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. The increase in revenues was the net result of an incremental $35.3 million from organic increases in revenues which included $30.0 million for large international projects and fabricated systems in North America and an incremental $5.3 million from standard products sold through distribution. These organic revenue increases result from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. Revenues also increased an incremental $4.7 million from the February 2006 acquisition of Sagebrush which produces fabricated measuring, metering, and control sub-systems for pipeline applications in the North America oil and gas markets. This segment’s year to date revenues also included a $8.0 million increase due to higher foreign exchange rates compared to the US dollar. The increase in end market demand resulted in this segment’s customer backlog being 58% higher as of September 30, 2007, compared to the same period last year and 7% higher compared to the end of the second quarter of 2007. Looking forward, we expect end market conditions to remain strong in the fourth quarter of 2007. After two successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products segment to have 2007 full year sales growth of 14.0% to 14.5% compared to the full year 2006.

Gross Profit

Consolidated gross profit increased $18.2 million, or 15%, to $142.2 million for the nine months ended September 30, 2007 compared to $123.9 million for the nine months ended October 1, 2006. Consolidated gross margin decreased 50 basis points to 28.9% for the nine months ended September 30, 2007 from 29.4% for the nine months ended October 1, 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $1.4 million for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were offset by higher costs. The higher costs included continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys, and we were not able to fully offset these additional costs via higher prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Further, we experienced lower factory productivity from re-organizing production flow in three of this segment’s U.S. plants. Measures enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers. One counter-measure taken in the first quarter of 2007 was the closing of a U.S. plant with its production now being sourced from Asian suppliers. This plant closing resulted in a special charge cost in 2007 of $1.2 million, of which $0.6 million was recorded in each of the first two quarters of 2007. The annual savings of this closure and foreign-sourcing counter-measure is expected to be $1.7 million.

Gross profit for the Energy Products segment increased $16.9 million or 34% for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. This increase included an incremental $0.9 million from the February 2006 acquisition of Sagebrush and $1.7 million increase in gross profit due to higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included: higher unit shipments to meet the strong global demand, customer price increases, further increases in foreign-sourcing which helped to lower cost of goods sold and improved linearity in production activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million, or 7%, to $98.1 million for the nine months ended September 30, 2007 compared to $92.1 million for the nine months ended October 1, 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $2.4 million which was due to increased litigation costs associated with asbestos-related claims, higher foreign exchange rates for the Euro and Pound Sterling, higher personnel-related costs at certain locations, and the incremental impact from our 2006 acquisition of Hale Hamilton, offset by $2.5 million of costs for our Sart business divested in December 2006.

Selling, general and administrative expenses for the Energy Products segment increased by $2.5 million or 9%. This increase was due to higher foreign exchange rates for the Euro and Pound Sterling as well as incremental expense from our February 2006 acquisition of Sagebrush. This segment also incurred higher commissions and selling expense related to its 25% revenue growth and its record backlog of $260.6 million as of September 30, 2007.

Corporate, general and administrative expenses increased $1.2 million in the first three quarters of 2007 from the same period in 2006. The increase was primarily from higher legal costs, corporate development costs, and higher variable compensation.

Special Charges

For the nine months ended September 30, 2007, we recorded net special charges of approximately $3.4 million. These charges include $2.1 million related to cost associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards; $1.2 million pertains to severance and facility costs primarily from closing a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment. In addition, there were $0.1 million of asset write-downs associated with the Energy Products Segment.

For the nine months ended October 1, 2006, special charges of $0.5 million related to a pension curtailment charge of $0.4 million incurred in connection with the freeze of our qualified noncontributory defined benefit plan and less than $0.1 million related to a write-down of an asset classified as held for sale.

Operating Income

The change in operating income for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006 was as follows:

	Nine Months Ended
Segment	September 30, 2007	October 1, 2006	Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$18,697	$20,978	$(2,281)	$90	$(63)	$(3,192)	$884
Energy	36,817	22,516	14,301	458		12,894	949
Corporate	(14,921)	(12,115)	(2,806)			(2,806)

Total	$40,593	$31,379	$9,214	$548	$(63)	$6,896	$1,833

Operating income increased $9.2 million, or 29%, to $40.6 million for the nine months ended September 30, 2007 from $31.4 million for the nine months ended October 1, 2006.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $2.3 million to $18.7 million compared to the nine months ended October 1, 2006. While revenues increased 9%, operating income declined as our businesses in this segment were hampered by higher raw material costs, especially stainless steel and brass, manufacturing inefficiencies, and costs to counteract decreased vendor responsiveness and increased litigation costs associated with asbestos-related claims. The French business, Sart, which was sold in December 2006, had recorded a $0.1 million profit for the nine months ended October 1, 2006.

Operating income for the Energy Products segment increased $14.3 million, or 64% for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. Operating margins increased 360 basis points to 15.4% on a revenue increase of 25%, compared to the nine months of 2006. Its increased operating income benefited from a higher volume of shipments; price increases to customers; further foreign sourcing that reduced cost of goods sold; as well as the incremental contribution from our 2006 acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, decreased $1.1 million to $2.8 million for the nine months ended September 30, 2007 compared to approximately $3.9 million for the nine months ended October 1, 2006. The decrease in interest expense, net was primarily due to $15.0 million lower outstanding balance of our 8.23% senior unsecured notes that were fully paid in October 2006.

Other Income, Net

Other income, net was $1.4 million for the nine months ended September 30, 2007 compared to $0.4 million for the nine months ended October 1, 2006. The difference in the amounts of other income for the nine months ended September 30, 2007 was largely the result a $1.6 million gain on sale of an investment in a small European business within our Instrumentation and Thermal Fluid Control Products segment; in addition, foreign currency fluctuations in the Euro, Canadian dollar and Chinese RMB positively impacted other income.

Provision for Income Taxes

The effective tax rate was 29.0% for the nine months ended September 30, 2007 compared to 32.0% for the same period of 2006. The rate reduction in 2007 was a result of a third quarter 2007 adjustment related to an enacted change in foreign tax law and lower statutory rates in Germany and the United Kingdom. The combined impact of those countries’ tax law and rate changes for the nine months ended September 30, 2007, was a $1.0 million reduction to the income tax provision and a corresponding adjustment to net deferred tax liabilities and income tax receivables.

Net Income

Net income increased $8.8 million to $27.8 million for the nine months ended September 30, 2007 compared to $18.9 million for the nine months ended October 1, 2006. This increase is primarily attributable to: increased profitability of our Energy Products segment, incremental contributions from two acquisitions in February 2006, a gain from the sale of a small European business, and lower interest expense partially offset by higher production and selling costs in our Instrumentation and Thermal Fluid Products segment and higher corporate expenses.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, and debt service costs. We have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the nine months ended September 30, 2007 (In thousands):

Cash flow from:
Operating activities	$20,206
Investing activities	(5,291)
Financing activities	(15,030)
Effect of exchange rates on cash and cash equivalents	1,637

Increase in cash and cash equivalents	$1,522

During the nine months ended September 30, 2007, we generated $20.2 million in cash flow from operating activities compared to $13.0 million used during the nine months ended October 1, 2006. The cash provided by operating activities was primarily due to an increase in net income compared to 2006. Working capital cash requirements were $0.9 million lower compared to the first nine months of 2006 due to the continued investment in inventory to support the rise in revenues and our record backlog as of September 30, 2007. The $5.3 million used by investing activities was primarily used for the purchase of capital equipment amounting to $6.9 million, as well as $2.7 million for the acquisition of SEI offset by proceeds from our sale of a joint venture affiliate and asset disposals totaling $2.0 million and $2.3 million proceeds from the sale of assets held for sale. Financing activities used $15.0 million which included: a net $23.1 million of debt repayment plus $1.8 million used to pay dividends to shareholders, offset by $9.9 million of proceeds from the exercise of stock options and related income tax effects.

As of September 30, 2007, total debt was $42.1 million compared to $64.8 million as of December 31, 2006. Total debt as a percentage of total shareholders’ equity was 10% as of September 30, 2007 compared to 18% as of December 31, 2006.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $33.9 million and $58.5 million as of September 30, 2007 and December 31, 2006, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 30, 2007 and December 31, 2006.

The ratio of current assets to current liabilities was 2.1-to-1 at September 30, 2007 and 2.0-to-1 at December 31, 2006. Cash and cash equivalents were $30.2 million as of September 30, 2007, compared to $28.7 million as of December 31, 2006.

In 2007, we expect cash flow from operating activities to be between $30 million to $35 million, with expected uses for capital expenditures of nearly $10 million, $30 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of September 30, 2007, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of September 30, 2007 we have $33.9 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2007 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of September 30, 2007, we had forward contracts to buy and sell currencies with a face value of approximately $1.9 million. The net unrealized loss attributable to foreign currency forward contracts at September 30, 2007 was less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

We, like other worldwide manufacturing companies, are subject to a variety of contingencies connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain liability insurance coverage which we believe to be consistent with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully in the event of substantial damage claims arising from product defects and failures or from environmental liability. We have reviewed all of our pending judicial and legal proceedings, reasonably anticipated costs and expenses in connection with such proceedings, and availability and limits of our insurance coverage, and we have established reserves that we believe are appropriate in light of those outcomes that we believe are probable and estimable at this time.

We, like many other manufacturers of fluid control products, have been and continue to be named as defendants in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In particular, Leslie Controls, Inc. (“Leslie”), Spence Engineering Company, Inc. (“Spence”), and Hoke, Inc. (“Hoke”), three subsidiaries in our Instrumentation and Thermal Fluid Controls Products segment, collectively have been named as defendants or third-party defendants in currently open asbestos related claims brought on behalf of approximately 6,300 plaintiffs. In some instances, we also have been named individually and/or as successor in interest to one or more of these subsidiaries. These cases typically have anywhere from 25 to 400 defendants and generally seek unspecified compensatory and punitive damages against all defendants in the aggregate. However, the complaints filed on behalf of those seeking specified compensatory and punitive damages typically seek up to tens of millions of dollars in damages against the aggregate of defendants.

Of the approximately 6,300 plaintiffs whose claims remain open, all but approximately 1,100 have brought their claims in Mississippi. Over the past two years, the Mississippi courts have rendered decisions and the state legislature has passed legislation aimed at curbing certain abusive practices by plaintiff attorneys pursuant to which large numbers of unrelated plaintiffs (sometimes numbering in the thousands in a single case) would be grouped in the same case against hundreds of defendants. As a result of these changes, many of these “mass filings” have been dismissed and the number of Mississippi claimants seeking damages against our subsidiaries is now approximately 5,200, whereas such number had been as high as 21,000. We continue to expect that most of the remaining Mississippi claims will be dismissed as well. While it is possible that certain dismissed claims would be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to our subsidiaries’ products. The remaining claims have been brought in the state courts of approximately 32 different states with California, Texas, New York, Massachusetts and Connecticut having the most significant percentage of the claims.

Any components containing asbestos formerly used in Leslie, Spence and Hoke products were entirely internal to the product and, we believe, would not give rise to ambient asbestos dust during normal operation or during normal inspection and repair procedures.

To date, our insurers have paid the vast majority of the costs associated with the defense and settlement of these actions, particularly with respect to Spence and Hoke, for which insurance has paid all defense and settlement costs. With regard to Leslie, our current cost-sharing arrangement with its insurers results in Leslie being responsible for 29% of defense and settlement costs. In light of the foregoing, resolution of these cases has not had a material adverse effect on our financial condition, results of operations or cash flows. However, due to the nature and number of variables associated with asbestos related claims, such as the rate at which new claims may be filed; the availability of insurance coverage; the impact of bankruptcies of other companies currently or historically defending asbestos claims including our co-defendants; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards; the type and severity of the disease alleged to be suffered by each claimant; and increases in the expense of medical treatment, we are unable to reliably estimate our ultimate costs to resolve these claims and cannot be certain that such costs will not have a material adverse effect in the future. Our policy has been and continues to be to accrue for claims at such time as resolution is probable and the cost is estimable and to accrue defense costs as incurred.

As noted above, our Leslie subsidiary currently is responsible for 29% of all defense and indemnity costs associated with asbestos claims made against it. Leslie has experienced steadily increasing costs in defending these cases. These increased costs are principally due to a rise in the number of cases filed against Leslie as well as the increased costs associated with cases that have come to trial. Our general strategy has been to vigorously defend these cases. However, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, successfully defending these cases in front of juries has become increasingly difficult. This is particularly true with respect to those claimants suffering from (or the estates of decedents who have died from) mesothelioma, a fatal malignancy for which exposure to asbestos is the only proven cause. By way of example, on October 12, 2007, a Los Angeles jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the rest). While we have accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against which judgment was rendered intend to appeal this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. Due to the difficulty in defending mesothelioma cases, we have attempted to negotiate reasonable settlements where possible in those cases for which Leslie is unable to obtain a dismissal.

During the first three quarters of our 2007 fiscal year and excluding the October 12th verdict, Leslie resolved a total of 70 asbestos cases for an aggregate indemnity amount of $4.8 million, of which 71% or $3.4 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity during the three (“Q3”) and nine (“YTD”) month periods ended September 30, 2007 as well as the financial impact on the Company of the asbestos litigation for such periods (the October 12th verdict is excluded as are open Mississippi cases since we anticipate that virtually all Mississippi cases will be dismissed):

Cases Filed During		Cases Dismissed during		Cases Resolved During		Total Open Cases at September 30, 2007	Open Mesothelioma Cases at September 30, 2007
Q3	YTD	Q3	YTD	Q3	YTD
139	424	51	129	12	70	716	324

Aggregate Indemnity Costs		Leslie’s 29% Share of Aggregate Indemnity Costs		Aggregate Defense Costs		Leslie’s 29% Share of Aggregate Defense Costs
Q3	YTD	Q3	YTD	Q3	YTD	Q3	YTD
$1.4M	$4.8M	$0.4M	$1.4M	$2.4M	$6.1M	$0.7M	$1.8M

For the nine months ended September 30, 2007 and excluding the October 12th verdict, Leslie’s average per quarter share of combined defense and indemnity costs have been approximately $1.1 million compared to a per quarter average of $0.6 million for the 2006 fiscal year.

The amount of indemnity available under Leslie’s primary layer of insurance coverage is reduced by 71% of any amounts paid through settlement or verdict. As of September 30, 2007, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $11.0 million. We also believe that available excess insurance beyond the primary layer is limited; moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs which could have a material adverse effect on our financial condition, results of operations or cash flows. In this regard, however, we believe that the payment of any litigation-related asbestos liabilities of Leslie, which contributes approximately 6% to the Company’s consolidated revenues and shareholders’ equity, are legally limited to the net assets of that subsidiary.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part 1 filed on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 30, 2007 and December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

4.3	Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

10.12*	Amended and Restated Retirement Agreement dated September 27, 2007 and effective August 22, 2007 by and between Circor International, Inc. and David A. Bloss, Sr.

10.22	Retirement Agreement dated June 18, 2007 by and between Circor International, Inc. and Kenneth W. Smith filed with the Securities and Exchange Commission on August 2, 2007 on Form 10-Q, File No. 001-14962.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: November 6, 2007	/s/ DAVID A. BLOSS, SR.
David A. Bloss, Sr.
Chairman and Chief Executive Officer Principal Executive Officer

Date: November 6, 2007	/s/ KENNETH W. SMITH
Kenneth W. Smith
Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer

Date: November 6, 2007	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller Principal Accounting Officer