Form 10-K
period 2007-12-31
CIRCOR INTERNATIONAL INC
filed 2008-03-10
CIK 1091883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $659,478,069.

As of February 25, 2008, there were 16,671,261 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of 2007.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our History

We were established by our former parent, Watts Water Technologies, Inc., formerly known as Watts Industries, Inc. (“Watts”), to continue to operate the former industrial, oil and gas businesses of Watts. On October 18, 1999, Watts distributed all of our outstanding common stock to Watts’ shareholders of record as of October 6, 1999 in a tax-free distribution. As a result, information related to historical activities of our business units also includes time periods when such units constituted the former industrial, oil and gas businesses of Watts. As used in this report, the terms “we,” “us,” “our,” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

Our Business

We design, manufacture and distribute a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 17 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Energy Products. As of December 31, 2007, our products were sold through nearly 1,400 distributors and we serviced more than 10,000 customers in over 130 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

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

The Instrumentation and Thermal Fluid Controls Products Group accounted for $343.6 million, or 52%, of our net revenues for the year ended December 31, 2007.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie Controls”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. which added a wide variety of strainers (now operated under the Spence Strainers name) to expand our industrial products line. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and certain of its affiliates (“RTK”). In February 2006 we acquired Hale Hamilton Valves Limited (“Hale Hamilton”). We believe that we have a very strong franchise in steam valve products. Both Leslie Controls and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for nearly 80 years. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high technology industrial markets. Due to the reputation of each of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of miniature instrumentation valves, we have acquired fifteen businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions included Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke, Inc. (“Hoke”) in July 1998, GO Regulator in April 1999, Tomco Products, Inc. (“Tomco”) and U.S. Para Plate Corporation (“U.S. Para Plate”) in October 2002, DQS International (“DQS”) in November 2003, Texas Sampling, Inc. (“TSI”) in December 2003, Loud Engineering & Manufacturing (“Loud”) in January 2005 and Industria S.A. (“Industria”) in October 2005. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”) which were merged into our Aerodyne subsidiary. Aerodyne manufactures high-precision valve components for the medical, analytical, military and aerospace markets. Aerodyne also provides advanced technologies and control systems capabilities to other companies in the Instrumentation and Thermal Fluid Controls Products Group. The Atkomatic product line consists of heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. The GO Regulator products include a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. The Tomco brand is a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. The U.S. Para Plate products involve high-pressure valves and regulators for aerospace and military applications. DQS and TSI manufacture and sell analytical sampling products. Loud is a designer and manufacturer of landing gear systems and related components for military helicopters and jet aircraft, and Industria produces solenoid valves and components for commercial and military applications.

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

The Energy Products Group accounted for $322.1 million, or 48%, of our net revenues for the year ended December 31, 2007.

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

Product Families	Principal Products	Primary Markets Served

Instrumentation and Thermal Fluid Controls Products Group

Aerodyne Controls	Pneumatic manifold switches; mercury- free motion switches; pneumatic valves; control assemblies	Aerospace; medical instrumentation; military; automotive

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)

Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; gauges; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; natural gas vehicles

CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing

Dopak and Texas Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries

GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Hale Hamilton	Stop valves; relief valves; pressure regulators; reducing stations; filling systems	Maritime and naval defense; industrial gas; high technology industrial

Hoke	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators; modular analyzer systems	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Industria	Solenoid valves and components	Aerospace; commercial and military

Leslie Controls	Steam and water regulators; steam control valves; electric actuated shut- off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing

Loud Engineering	Landing gear systems; struts; solenoids; actuators	Aerospace; military

Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

RTK	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical

Survival Engineering Inc.	Inflation Valves, Inlet Check Valves, Pressure Relief Valves, Topping Off Valves, Hand Pumps, Hoses and Flanges	Life rafts (marine and aviation), Marine Evacuation Systems, Underwater Recovery Systems, Submarine Underwater Escape Systems

Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

Spence Strainers	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)

Tomco	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation

U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems

Energy Products Group

Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing

KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves, Mud valves; and gate valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Hydroseal	Relief valves	Oil and gas production and processing and other industrial applications

Mallard Control	Control valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications

Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission

Sagebrush	Pipeline flow control and measurement systems	Oil and gas production; refining and transmission

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

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $12.0 million, $10.0 million, and $15.0 million on capital expenditures for the years ended December 31, 2007, 2006, and 2005, respectively. Depreciation expense for these periods was $10.9 million, $11.2 million, and $9.8 million, respectively.

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

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2007, 2006, and 2005, were $3.2 million, $3.2 million, and $1.9 million, respectively.

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

The primary competitors of our Instrumentation and Thermal Fluid Controls Products Group include: Swagelok Company; Parker Hannifin Corporation; The Ham-let Group; Samson AG; Spirax-Sarco Engineering plc; Masonneilan (a division of Dresser, Inc.); Flowseal (a division of Crane Co.); Fisher (a division of Emerson Electric Company); and ASCO.

The primary competitors of our Energy Products Group include: Cameron; Balon; Crane Co.; Velan Valve Corporation; Kitz Corporation; Valvitalia SpA and ZyTech Global Industries.

Trademarks and Patents

We own patents that are scheduled to expire between 2008 and 2024 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2007, no single customer accounted for more than 10% of revenues for either the Instrumentation and Thermal Fluid Controls Products Group or the Energy Products Group.

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

Backlog

Our total order backlog was $422 million as of January 25, 2008, compared to $300 million as of February 10, 2007. We expect all but $85.0 million of the backlog at January 25, 2008 will be shipped by December 31, 2008. The change in our backlog was primarily due to increased orders for major international oil and gas projects.

Employees

As of December 31, 2007, our worldwide operations directly employed approximately 2,600 people. We have 66 employees in the United States who are covered by a single collective bargaining agreement. We also have 190 employees in Italy, 117 in France, 45 in the Netherlands and 22 in Germany, covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2007, we capitalized approximately $0.5 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.6 million related to environmental and safety control facilities. We also expect to capitalize $0.6 million related to environmental and safety control facilities during the year ending December 31, 2008 and also expect to incur and expense charges of approximately $0.9 million related to environmental and safety control facilities during the year ending December 31, 2008.

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

Our Leslie Controls, Inc. subsidiary is subject to asbestos-related litigation that could ultimately have an adverse effect on our financial statements, results of operations or cash flows.

As more fully described in Part I, Item 3 “Legal Proceedings”, our Leslie Controls, Inc. subsidiary (“Leslie”) has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. Historically, Leslie’s defense and resolution of these asbestos-related claims has not had a material adverse effect on our financial condition, results of operations, or cash flows. During the fourth quarter of 2007, Leslie recorded an additional liability of $9.0 million and anticipated insurance recoveries of $6.4 million, for the estimated indemnity cost associated with resolution of its current open claims. Although Leslie believes this estimate is reasonable, such estimate also is highly uncertain, especially because Leslie’s claims history is relatively limited, very recent, and quite variable. As a result, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. In addition, while future claims are probable, Leslie’s management cannot estimate the losses that may arise from such future claims and we, therefore, have not accrued a liability for such future claims. Leslie also incurs significant costs in defending asbestos claims and we record these costs at the time incurred. A significant increase beyond our estimates in the cost to Leslie of resolving current claims, the incurrence of significant liability with respect to future claims, or a significant increase in the cost of defending current and future asbestos claims could have a material adverse effect on our financial condition, results of operations or cash flows.

Leslie’s primary insurance carriers currently pay 71% of each defense and indemnity dollar incurred with respect to asbestos claims. Leslie management believes that the amount of insurance remaining in its primary layer should be sufficient to cover resolution of its current claims. While future claims are probable, we cannot estimate the amount of any liabilities associated with such future claims; however, resolution of such future claims could result in an exhaustion of the primary layer of insurance. Because Leslie has limited available excess insurance coverage, an exhaustion of its primary insurance layer would likely result in Leslie becoming responsible for a substantial majority of any defense and indemnity costs which could have a material adverse effect on our financial condition, results of operations, or cash flows. In this regard, we refer the reader to and incorporate by reference Part I, Item 3 captioned “Legal Proceedings” in this Annual Report on Form 10-K and to Part I, Item I captioned “Legal Proceedings” in our periodic filings on Form 10-Q which provides more specific information regarding the amount of primary layer insurance remaining.

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly, or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005 and continuing in 2007, we embarked on a company wide program to implement lean manufacturing techniques. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes our anticipated profitability may suffer.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. During 2005 and part of 2006, we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the closure of certain suppliers, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. While we believe that we have taken appropriate steps to remediate these lower supplier performance issues and to alleviate the diminished impact on profitability, a continuation or recurrence of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

Item  1B.    Unresolved Staff Comments

None.

Item  2.    Properties

We maintain 20 major facilities worldwide, including 17 significant manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York; Ontario, California, Le Plessis, France, and Spartanburg, South Carolina; are leased. The Energy Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Edmonton, Alberta, Canada; a distribution center in Oklahoma City, and a manufacturing facility in Sapulpa, Oklahoma are leased. Our Tampa facility is subject to a collateral assignment under a loan agreement with a long-term lender.

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

Like many other manufacturers of fluid control products, our subsidiary Leslie Controls, Inc. (“Leslie”), which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. As of December 31, 2007, Leslie was a named defendant in approximately 707 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 27 other states (excluding Mississippi). Of these claims, approximately 338 involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition, Leslie was also a named defendant in approximately 5,200 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi cases have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy have been to vigorously defend these cases. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases. Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoiding defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. To date, Leslie’s defense and resolution of these asbestos-related claims have not had a material adverse effect on our financial condition, results of operations, or cash flows.

During our 2007 fiscal year Leslie resolved a total of 267 asbestos cases for an aggregate indemnity amount of $4.3 million, of which 71% or $3.1 million was paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2007 as well as the financial impact on the Company of the asbestos litigation for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2007	2006	2005
Beginning open cases	492	290	122
Cases filed	482	353	216
Cases resolved and dismissed	(267)	(151)	(48)

Ending open cases	707	492	290

Ending open mesothelioma cases	338	265	169

	For the Year Ended December 31
(In Thousands)	2007	2006	2005
Settlement costs incurred	$4,252	2,338	1,059
Adverse verdicts accrued	3,766	–	–
Open case accrual	9,030	–	–
Defense cost incurred	8,928	5,766	2,155
Less insurance recoveries	(18,442)	(5,753)	(2,282)

Net pre-tax expense	$7,534	$2,351	$932

Average pre-tax settlement amount per case resolved & dismissed	$16	$15	$22

The information reflected above includes a jury verdict rendered on October 12, 2007 by a Los Angeles state court jury that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both

Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. In prior periods, with respect to its unresolved pending claims, Leslie did not believe that it had sufficient information to assess the likelihood of resolving such claims. Accordingly, until the fourth quarter of 2007, Leslie accrued for defense costs as incurred, and accrued for pending claims only when resolution of a particular claim was probable and the probable loss was estimable. As a practical matter, the claims accrual generally occurred close in time to when a settlement agreement for a particular claim was reached. In most cases, settlement payments are paid to claimants within thirty to sixty days of settlement. In the only two cases in which Leslie has received an adverse verdict, Leslie has accrued $3.8 million for such claims at the time the adverse verdict was rendered. Leslie also recorded an insurance receivable of $2.7 million to be paid by its insurers for these adverse verdicts. In both cases, Leslie has appealed the judgment rendered against it and Leslie is not at this time able to determine when or if those accrued amounts ultimately will be paid or not.

Over the last few years, Leslie has continued to accumulate data associated with its asbestos claims. During the fourth quarter of 2007, we performed a detailed review of our Leslie asbestos matters. This review, among other items, included an assessment of Leslie’s historical filed, resolved and dismissed claim rates. In conducting this review, certain factors caused us to determine that the likelihood of incurrence of indemnity costs for existing cases was now probable. The most significant of these factors include an escalation, commencing in 2006 and continuing in 2007, of the rate of claim resolutions and filings, as well as the incurrence, for the first time in 2007, of adverse jury verdicts. From 2005 to 2007, our claim settlement costs increased more than 300% and our cases filed increased more than 100%. As part of our review of asbestos matters we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management has determined, however, that, by using its historical (albeit brief) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007 Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. The recording of this liability resulted in a pretax charge of $2.6 million, net of insurance recoveries. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

	As of December 31
In Thousands	2007	2006
Existing claim indemnity liability	$13,731	$–
Incurred defense cost liability	$3,028	$1,026
Insurance recoveries	$11,899	$–

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, very recent, and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

•	the severity of the injuries alleged by each pending claimant;

•	increases or decreases in Leslie’s average settlement costs;

•	possible adverse or favorable jury verdicts;

•	rulings on unresolved legal issues in various jurisdictions that bear on Leslie’s legal liability;

•	the numbers of claims that will be dismissed with no indemnity payments;

•	the impact of potential changes in legislative or judicial standards in different jurisdictions;

•	the potential bankruptcies of other companies named as defendants in asbestos-related claims.

As a result of these factors, Leslie is unable to estimate a range of additional losses that may be reasonably possible in the event that actual indemnity costs of resolving pending claims are higher than our estimate. In addition, while the likelihood of future claims is probable, Leslie’s management cannot estimate the amount of new claims or any range of losses that may be reasonably possible arising from such future claims. With respect to current claims, critical information is known regarding such factors as disease mix, jurisdiction and identity of plaintiff’s counsel. Such information is of course unknown with respect to any future claims, and Leslie’s management believes that the disease mix, jurisdictional information and plaintiff counsel identity associated with its current case experience, which has been both limited and variable, cannot reasonably be extrapolated to any future filings. Moreover, Leslie management believes that appellate actions recently commenced and currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the likelihood of incurring indemnity amounts on account of such future claims and the level of indemnity that may be incurred to resolve such claims.

To date, Leslie’s insurers have paid the vast majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s current cost-sharing arrangements with its insurers, Leslie’s insurers pay 71% of defense and settlement costs associated with asbestos-related claims and Leslie is responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage is therefore reduced by 71% of any amounts paid through settlement or verdict. We believe that, as of December 31, 2007, excluding the impact of the October 12, 2007 adverse jury verdict, and without giving effect to our estimate for the indemnity cost of resolving pending claims, the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $10.5 million. If the October 12, 2007 jury verdict were to stand, our primary layer of insurance could be reduced by an additional $1.8 million. Similarly, if our estimate of the indemnity cost of resolving pending claims is accurate, such resolution ultimately would further reduce the aggregate amount of primary layer indemnity by approximately $6.4 million. Based on its current estimate of costs to resolve Leslie’s pending asbestos claims, Leslie’s management believes that this primary layer of insurance should be sufficient to cover such pending claims. As set forth above, we cannot estimate the amount of any liabilities associated with such future claims and therefore cannot reasonably estimate when and if the primary insurance may be eroded. In addition, Leslie has limited available excess insurance coverage. Some of this excess insurance, however, lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries –Spence Engineering the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of the year covered by this Annual Report, to a vote of security holders through solicitation of proxies or otherwise.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR”. Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note 18 to the consolidated financial statements included in this Annual Report.

During the first quarter of 2008, we declared a dividend of $0.0375 per outstanding common share payable on March 21, 2008 to shareholders of record on March 7, 2008.

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

As of February 25, 2008, there were 16,671,261 shares of our common stock outstanding and we had 98 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 7, 2007, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

	12/02	12/03	12/04	12/05	12/06	12/07
CIRCOR International, Inc.	100.00	152.87	148.02	164.98	237.74	300.72
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group*	100.00	135.12	171.91	180.18	222.95	307.47

*	Peer group companies include: Crane Company, Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31,

2007 and 2006 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2004 and 2003, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004(3)	2003
Statement of Operations Data (1):
Net revenues	$665,740	$591,711	$450,531	$381,834	$359,453
Gross profit	195,367	172,908	132,675	107,569	105,512
Operating income	56,767	47,510	33,005	21,934	29,987
Income before interest and taxes	58,024	47,376	32,861	22,168	30,824
Net income	37,911	29,328	20,383	11,803	17,873
Balance Sheet Data:
Total assets	$676,469	$605,675	$460,380	$428,418	$423,863
Total debt (2)	22,102	64,826	33,491	42,880	61,059
Shareholders’ equity	420,384	357,301	310,723	293,435	275,160
Total capitalization	442,486	422,127	344,214	336,315	336,219
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$56,916	$29,858	$45,326	$29,249	$58,646
Investing activities	(16,831)	(68,239)	(60,899)	(10,107)	(20,981)
Financing activities	(35,529)	34,148	(10,304)	(19,536)	(19,517)
Net interest expense	3,001	5,117	2,810	3,690	5,151
Capital expenditures	11,983	9,933	15,021	5,287	6,823
Diluted earnings per common share	$2.27	$1.80	$1.27	$0.74	$1.14
Diluted weighted average common shares outstanding	16,730	16,291	16,019	15,877	15,675
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	The statement of operations data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 includes, respectively, $2.5 million, $0.7 million, $1.6 million, $0.3 million, and $1.4 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants, pension curtailment, as well as costs related to CEO/CFO retirement agreements recorded in 2007.
(2)	Includes capital leases obligations of: $0.6 million, $0.9 million, $1.7 million, $0.1 million and $0.1 million as of December 31, 2007, 2006, 2005, 2004 and 2003 respectively.
(3)	Results for the year ended December 31, 2004 include a $6.6 million pre-tax charge for an inventory write-down related to a change in our warehousing and inventory carrying practices.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made twelve acquisitions in the last six years that extended our product offerings. Our acquisitions of Loud in January 2005 and Industria in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired two businesses: Hale Hamilton and its subsidiary Cambridge Fluid Systems, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of SEI, a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets.

Regarding our 2007 financial results, we had a record year in a number of respects. Customer orders increased 8% over 2006 whereas revenues rose 13% over 2006. Net income and diluted earnings per share were the highest ever for Circor; net income rose 29% over 2006 to $37.9 million and diluted earnings per share increased 26% to $2.27. We enter 2008 with the highest backlog ever to begin a new year, at $392 million. These results can be largely attributed to the robust worldwide spending in the oil and gas markets.

While our Energy Products segment achieved record revenues and near record operating margins, the profitability of our Instrumentation and Thermal Fluid Products segment continued to be constrained by production difficulties from operational changes, higher stainless steel costs and a significant increase in our asbestos-related costs at our Leslie facility, compared to 2006. In response to these issues, we have strengthened our supplier management processes and expanded our international sourcing programs. We have also strengthened our management teams, continued our lean manufacturing improvement initiatives with a focus on manufacturing constraints, and initiated further facility consolidations. These counter-measures helped our Instrumentation and Thermal Fluid Products segment report nearly sequential operating margin improvement after the first quarter 2007, exiting 2007 with fourth quarter 2007 operating margin of 11.2%, excluding the 286 basis point effect from the $2.6 million accrual for asbestos-related open claims against Leslie Controls. During 2008, we expect to show improved profitability within the Instrumentation and Thermal Fluid Control Products segment.

Regarding cash flow, we generated cash flow from operating activities of $56.9 million, or 9% of revenues, an increase of $27.0 million compared to $29.9 million generated in 2006. The increase from 2006 resulted from greater 2007 profitability and more efficient use of working capital compared to 2006. We also used $16.8 million of cash for investing activities and $35.5 million in financing activities, specifically $43.0 million was used for net payments on our revolving line of credit. As of December 31, 2007, we believe we remain a well-capitalized company with total debt-to-total capitalization of 5%.

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

Except for income taxes and a change in the measurement of pension liabilities, there have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2006 Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below and in Note (8) of the accompanying consolidated financial statements.

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

Our net inventory balance was $171.7 million as of December 31, 2007, compared to $150.2 million as of December 31, 2006. Our inventory allowance as of December 31, 2007 was $11.6 million, compared with $11.1 million as of December 31, 2006. Our provision for inventory obsolescence was $3.5 million, $5.6 million, and $3.2 million, for 2007, 2006, and 2005, respectively.

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

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform impairment tests for each reporting unit on goodwill and certain intangible assets on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the estimated future cash flows are expected to be less than the carrying value of the assets of the reporting unit being reviewed for impairment, the assets are written down to fair market value. The goodwill recorded on the consolidated balance sheet as of December 31, 2007 was $169.1 compared with $163.7 million as of December 31, 2006. The amounts of our non-amortizing intangible assets were $18.7 million and $18.4 million, as of December 31, 2007 and 2006, respectively. Based on impairment tests performed, there was no impairment of our goodwill in 2007, 2006, or 2005.

In the fourth quarter 2007, we recorded a pre-tax charge of $2.6 million related to the estimated indemnity costs to resolve open asbestos claims filed against Leslie Controls, which is reported in our Instrumentation and Thermal Fluid Controls Segment. As a result of the evolving factors associated with Leslie Control’s asbestos matters, our outlook of diminished future cash flow for Leslie Controls was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie Control’s in accordance with SFAS No. 144. The impairment analysis, which was completed as part of our year-end 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that the fair value of Leslie Control’s long-lived assets was at least equal to net book value, and no impairment charge was necessary.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, extraterritorial income exclusion, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 31.1%, 30.6%, and 32.2%, for 2007, 2006, and 2005, respectively. For 2008, we expect an effective income tax rate of 32.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2007, deferred income tax liabilities decreased primarily due to the reversal of prior depreciation differences and amortization relating to non-goodwill intangibles. Deferred income tax assets increased primarily due to an increase in accrued expenses and inventory reserves. Regarding deferred income tax assets, we maintained a total valuation allowance of $9.6 million at December 31, 2007, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2007, the Company recognized approximately $0.1 million in interest. As of December 31, 2007, accrued interest and penalties were $0.2 million.

Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2007, the liability for uncertain income tax positions was $2.3 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

For additional information regarding the adoption of FIN 48, see “Income Taxes” in Note (8), of the accompanying consolidated financial statements.

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires employers to recognize in their balance sheets the over-funded or under-funded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. We adopted the measurement provisions of SFAS 158 beginning January 1, 2007. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our pension benefit plans under SFAS No. 87, “Employers Accounting for Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) exceeded the combined fair value of plan assets and accumulated pension cost. Any adjustment was recorded as a non-cash charge to other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through other comprehensive income (loss).

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no common shares of CIRCOR in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.5% for 2007 and 2006. For the qualified plan, the discount rate used to estimate the net pension expense for 2007 was 6.15% compared to 5.5% for the period of January 1, 2006 through June 30, 2006 and 6.0% for the period from July 1, 2006 through December 31, 2006. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2007 was 6.05% compared to 5.5% in 2006. The qualified plan was remeasured on March 31, 2006 due to freeze in pension benefits after July 1, 2006 which has resulted in multiple discount rates for different periods in 2006 for the qualified plan. The effect of the discount rate changes for 2007 lowered our projected benefit obligation by approximately $1.5 million and lowered our 2007 pension expense by approximately $0.1 million.

Unrecognized actuarial gains and losses in excess of the 10% corridor are being recognized over approximately a ten-year period, which represents the weighted average expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

The fair value of our defined benefit plan assets at December 31, 2007 was less than the estimated projected benefit obligations. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

During 2007, we did not make any cash contributions to our defined benefit pension plans. In 2008, we do not expect to make voluntary cash contributions, although global capital market and interest rate fluctuations will impact future funding requirements.

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For 2008, we utilized 6.25% as our discount rate for our pension plans on a weighted average basis given the level of yield on corporate bond interest rates. The effect of the change in the assumed discount rate is expected to lower our projected benefit obligation by approximately $0.5 million and has virtually no impact on 2008 pension expense.

We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary; such adjustments could change the pension and post-retirement obligations and expenses in the future. If the actual operation of the plans differ from the assumptions, additional contributions by us may be required. If we are required to make significant contributions to fund the defined benefit plans, reported results could be adversely affected and our cash flow available for other uses may be reduced.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2007 and December 31, 2006:

	Year Ended
	December 31, 2007		December 31, 2006		% Change
	(Dollars in thousands)
Net revenues	$665,740	100.0%	$591,711	100.0%	12.5%
Cost of revenues	470,373	70.7	418,803	70.8	12.3

Gross profit	195,367	29.3	172,908	29.2	13.0
Selling, general and administrative expenses	136,086	20.4	124,720	21.1	9.1
Special charges	2,514	0.4	678	0.1	n/m

Operating income	56,767	8.5	47,510	8.0	19.5
Other (income) expense:
Interest expense, net	3,001	0.5	5,117	0.9	(41.4)
Other (income) expense, net	(1,257)	(0.2)	134	–	n/m

Total other expense	1,744	0.3	5,251	0.9	(66.8)

Income before income taxes	55,023	8.3	42,259	7.1	30.2
Provision for income taxes	17,112	2.6	12,931	2.2	32.3

Net income	$37,911	5.7	$29,328	5.0	29.3

Net Revenue

Net revenues for the year ended December 31, 2007 increased by $74.0 million, or 13%, to $665.7 million, from $591.7 million for the year ended December 31, 2006. The increase in net revenues for the year ended December 31, 2007 was attributable to the following:

Segment	Year Ended		Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	December 31, 2007	December 31, 2006
	(In thousands)
Instrumentation & Thermal Fluids Control	$343,596	$312,700	$30,896	$2,434	$(7,805)	$25,916	$10,351
Energy	322,144	279,011	43,133	4,712	–	26,549	11,872

Total	$665,740	$591,711	$74,029	$7,146	$(7,805)	$52,465	$22,223

The Instrumentation and Thermal Fluid Controls Products segment accounted for 52% of net revenues for the year ended December 31, 2007 compared to 53% for the year ended December 31, 2006. The Energy Products segment accounted for 48% of net revenues for the year ended December 31, 2007 compared to 47% for the year ended December 31, 2006.

Instrumentation and Thermal Fluid Controls Products revenues increased $30.9 million, or 10%, for the year ended December 31, 2007 compared to the same period in 2006. The increase in revenues was the net result of several factors. This segment’s customer orders increased 14% in 2007 compared to 2006, excluding a small business sold in 2006. Business units in this segment benefited from higher volumes and selling prices. Revenue increased an incremental $2.4 million from the February 2006 acquisition of Hale Hamilton which complemented this segment’s sales to general industrial, power generation, aerospace, and chemical processing end markets. The increase in 2007 on net revenues is also net of a decrease of revenues from our December 2006 sale of the small, break-even French business, Société Alsacienne Regulaves Thermiques von Rohr, S.A. (“SART”), which had $7.8 million of revenue in 2006. This segment’s year to date revenues also included a $10.4 million increase due to higher foreign exchange rates compared to the US dollar. In 2008, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment. Excluding any 2008 acquisitions in this segment, we expect a revenue increase in this segment approximating 5.0 % for the full year 2008 compared 2007.

Energy Products revenues increased by $43.1 million, or 16%, for the year ended December 31, 2007 compared to the same period in 2006. The increase in revenues was the net result of an incremental $26.5 million from organic increases in revenues which included $25.6 million for large international projects and fabricated systems in North America and the balance from standard products sold through distribution. The total organic revenue increase resulted from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This segment’s revenues for standard products sold through distribution declined in the second half of 2007 due to lower orders resulting from wet weather conditions in the Midwest in June and July and by distributors normalizing their stocking levels, after over-buying from manufacturers during 2006 and early 2007 due to tight supply of products. We expect our distributors to have completed their re-balancing of inventories by the first quarter of 2008. Revenues in 2007 also increased an incremental $4.7 million from the February 2006 acquisition of Sagebrush which produces fabricated measuring, metering, and control sub-systems for pipeline applications in the North America oil and gas markets. This segment’s revenues also included a $11.9 million increase due to higher foreign exchange rates compared to the US dollar. The increase in end market demand resulted in this segment’s customer backlog being 48% higher as of December 31, 2007, compared to the same period last year and nearly equivalent to the end of the third quarter of 2007. Looking forward, after three successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products segment to have 2008 full year sales growth approximating 12% to 15% compared to 2007.

Gross Profit

Consolidated gross profit increased $22.5 million or 13% to $195.4 million for the year ended December 31, 2007 compared to $172.9 million for 2006. Consolidated gross margin of 29.3% for 2007 was an increase of 10 basis points from 2006.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $6.6 million for the year ended December 31, 2007 compared to the same period in 2006. Gross profit increased on higher unit volume increases related to market growth and selective customer price increases; however, these increases were partially offset by higher costs. The higher costs included continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys, and we were not able to fully offset these additional costs via higher prices to customers. Also, with higher capacity utilization at critical vendors, we spent additional amounts to counteract decreased vendor responsiveness and lengthened lead times to receive certain critical parts. Further, we experienced lower factory productivity from re-organizing production flow in three of this segment’s U.S. plants. Measures enacted to counter these factors include outsourcing and foreign-sourcing to lower the cost of goods sold, focusing lean manufacturing priorities to achieve more linear and efficient production levels, and ensuring predictable flow of inventory from global suppliers. One result of counter-measures taken was the closing in the first quarter of 2007 of a U.S. plant with similar production now being sourced from Asian suppliers. This plant closing resulted in a special charge cost in 2007 of $1.2 million, of which $0.6 million was recorded in each of the first two quarters of 2007. The annual savings of this closure and foreign-sourcing counter-measure is expected to be $1.7 million.

Gross profit for the Energy Products segment increased $15.9 million or 22% for the year ended December 31, 2007 compared to the same period in 2006. This increase included an incremental $0.9 million from the February 2006 acquisition of Sagebrush and $3.3 million increase in gross profit due to higher foreign exchange rates compared to the US dollar. The remainder of the 2007 increase resulted from operational improvements: higher unit shipments to meet the strong global demand, customer price increases, and further increases in foreign-sourcing which helped to lower cost of goods sold and improved linearity in production activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.4 million, or 9%, to $136.1 million for the year ended December 31, 2007 compared to $124.7 million for 2006. Selling, general and administrative expenses were 20.4% of revenues for 2007, a decrease of 70 basis points from 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $6.7 million over 2006 which was due to increased litigation costs associated with asbestos-related claims, higher foreign exchange rates for the Euro and Pound Sterling, higher personnel-related costs at certain locations, and the incremental impact from our 2006 acquisition of Hale Hamilton, offset by $3.1 million of costs for our Sart business divested in December 2006. The increased litigation costs included a net $2.6 million charge related to an accrual for estimated indemnity costs to resolve open asbestos claims for our Leslie facility.

Selling, general and administrative expenses for the Energy Products segment increased only $2.6 million despite its 16% revenue growth. This increase was due to higher foreign exchange rates for the Euro, incremental expense from our February 2006 acquisition of Sagebrush, and higher commissions.

Corporate, general and administrative expenses increased $2.0 million to $17.9 million in 2007 compared to the year ended December 31, 2006. The increase was primarily from higher benefit costs and professional fees.

Special Charges

Special charges of $2.5 million were recorded in the year ended December 31, 2007. These charges include $2.4 million related to costs associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards; $1.2 million pertaining to severance and facility costs primarily from closing a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment, and a $1.2 million net gain related to the sale of facilities classified as held for sale within the Energy Products Segment.

For the year ended December 31, 2006, special charges of $0.7 million were recognized including a pension curtailment charge of $0.4 million incurred in connection with the freeze of our qualified noncontributory defined benefit plan and $0.3 million related to a write-down of an asset classified as held for sale.

Operating Income

The change in operating income for the year ended December 31, 2007 compared to the year ended December 31, 2006 was as follows:

	Year Ended		Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
Segment	December 31, 2007	December 31, 2006
	(In thousands)
Instrumentation & Thermal Fluid Controls	$26,287	$27,658	$(1,371)	$90	$(153)	$(2,300)	$992
Energy	50,691	36,102	14,589	458	–	11,965	2,166
Corporate	(20,211)	(16,250)	(3,961)	–	–	(3,961)	–

Total	$56,767	$47,510	$9,257	$548	$(153)	$5,704	$3,158

Operating income increased $9.3 million, or 20%, to $56.8 million for the year ended December 31, 2007 from $47.5 million for 2006, on a 13% increase in revenues in 2007.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $1.4 million to $26.3 million compared to the year ended December 31, 2006. While revenues increased 10%, operating margin declined as our businesses in this segment were hampered by higher raw material costs, especially stainless steel and brass, manufacturing inefficiencies, and costs to counteract decreased vendor responsiveness and increased litigation costs associated with asbestos-related claims. The French business, Sart, which was sold in December 2006, had recorded a $0.2 million profit for the 2006 period owned by us.

Operating income for the Energy Products segment increased $14.6 million, or 40% for the year ended December 31, 2007 compared to the same period in 2006. Operating margins increased 280 basis points to 15.7% on a revenue increase of 16%, compared to 2006. The Energy Products Segment increased operating income benefited from a higher volume of shipments, price increases to customers, further foreign sourcing that reduced cost of goods sold as well as the incremental contribution from our 2006 acquisition of Sagebrush.

Interest Expense, Net

Interest expense, net, decreased $2.1 million to $3.0 million for 2007 compared to $5.1 million for 2006. The decrease in interest expense, net was primarily due to $15.0 million lower outstanding balance of our 8.23% senior unsecured notes that were fully paid in October 2006 and steadily reduced borrowings during 2007 against our revolving credit facility.

Other Income, Net

Other income, net was a $1.3 million gain for the year ended December 31, 2007 compared to $0.1 million expense in the same period of 2006. The difference in the amounts of other income was largely the 2007 gain on the sale of an investment in a small European business within our Instrumentation and Thermal Fluid Control Products segment for $1.6 million.

Provision for Income Taxes

The effective tax rate was 31.1% for the year ended December 31, 2007 compared to 30.6% for the same period of 2006. The rate increase was the net result of the expiration of the extraterritorial income exclusion in 2006, proportionally greater income in 2007 from higher taxed jurisdictions partially offset by revaluation of deferred tax assets and liabilities as a result of in foreign tax law and lower statutory rates in Germany, the United Kingdom and Italy.

Net Income

Net income increased $8.6 million to $37.9 million for the year ended December 31, 2007 compared to $29.3 million for 2006. This increase is primarily attributable to: increased profitability of our Energy Products segment, incremental contributions from two acquisitions in February 2006, gains from the sale of a small European business and a former site in China, and lower interest expense partially offset by higher production, selling, and asbestos-related litigation costs incurred by a subsidiary in our Instrumentation and Thermal Fluid Products segment and higher corporate expenses.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2006 and December 31, 2005:

	Year Ended
	December 31, 2006		December 31, 2005		% Change
	(Dollars in thousands)
Net revenues	$591,711	100.0%	$450,531	100.0%	31.3%
Cost of revenues	418,803	70.8	317,856	70.6	31.8

Gross profit	172,908	29.2	132,675	29.4	30.3
Selling, general and administrative expenses	124,720	21.1	98,040	21.7	27.2
Special charges	678	0.1	1,630	0.4	(58.4)

Operating income	47,510	8.0	33,005	7.3	43.9
Other (income) expense:
Interest expense, net	5,117	0.9	2,810	0.6	82.1
Other (income) expense, net	134	–	144	–	(6.9)

Total other expense	5,251	0.9	2,954	0.7	77.8

Income before income taxes	42,259	7.1	30,051	6.7	40.6
Provision for income taxes	12,931	2.2	9,668	2.1	33.8

Net income	$29,328	5.0	$20,383	4.5	43.9

Net Revenue

Net revenues for the year ended December 31, 2006 increased by $141.2 million, or 31.3%, to $591.7 million, up from $450.5 million for the year ended December 31, 2005. The increase in net revenues for the year ended December 31, 2006 was attributable to the following:

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

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	Year Ended December 31,
	2007	2006
Cash flow provided by (used in):
Operating activities	$56,916	$29,858
Investing activities	(16,831)	(68,239)
Financing activities	(35,529)	34,148
Effect of exchange rates on cash balances	1,454	1,773

Increase (Decrease) in cash and cash equivalents	$6,010	$(2,460)

During the twelve months ended December 31, 2007, we generated $56.9 million in cash flow from operating activities which was $27.0 million more than the cash flow generated during the twelve months ended December 31, 2006, primarily due to more efficient use of working capital as well as higher net income compared to 2006. The $16.8 million used by investing activities included $12.0 million used for the net purchase of capital equipment, $8.8 million for the purchase of investments, and $2.7 million for the SEI acquisition offset by $6.6 million in proceeds from the sale of assets, property, plant, and equipment as well as a sale of an affiliate. Financing activities used $35.5 million which included: a net $43.0 million of debt payments and $2.5 million in dividends paid to shareholders, offset by $10.0 million of proceeds from the exercise of share-based compensation and related income tax effects.

As of December 31, 2007, total debt was $22.1 compared to $64.8 million for the year ended 2006. Total debt as a percentage of total shareholders equity was 5% as of December 31, 2007 compared to 18.0% as of December 31, 2006.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006 we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2007, we had borrowings of $16.2 million outstanding under our revolving credit facility and $41.8 million allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2007 and December 31, 2006.

The ratio of current assets to current liabilities was 1.86:1 at December 31, 2007 compared to 2.0:1 at December 31, 2006. Cash and cash equivalents were $34.7 million as of December 31, 2007 compared to $28.7 million as of December 31, 2006.

In 2008, we expect cash flow from operating activities to be between $55 million to $60 million, with expected uses for capital expenditures of nearly $17 million, $20 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2007 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Contractual Cash Obligations:
Current portion of long-term debt	$201	$201	$–	$–	$–

Total short-term borrowings	201	201	–	–	–

Long-term debt, less current portion	21,901	–	16,686	–	5,215
Interest payments on debt	5,395	1,204	2,339	433	1,409
Operating leases	11,300	5,539	4,778	883	100

Total contractual cash obligations	$38,797	$6,944	$23,803	$1,326	$6,724

Other Commercial Commitments:
U.S. standby letters of credit	$3,212	$3,200	$12	$–	$–
International standby letters of credit	38,585	18,614	9,330	10,587	54
Commercial contract commitments	87,255	83,731	1,118	952	1,454

Total commercial commitments	$129,052	$105,545	$10,460	$11,539	$1,508

The most significant of our contractual cash obligations at December 31, 2007 related to our revolving credit facility totaling $16.2 million. The interest on the revolving credit facility, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2007 and 2019 and interest rates ranging between 4.02% and 8.98%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments includes approximately $83.2 million of commitments related to open purchase orders. All of these open purchase orders are not expected to extend beyond 2008. As of December 31, 2007, we did not have any open purchase order commitments that extend beyond 2009.

We did not contribute to our pension plan trust during the fiscal years ended December 31, 2006 and 2007. We do not expect to make plan contributions for 2008. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS 158 as of December 31, 2006 and the measurement provision as of January 1, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This Statement is effective for the Company’s fiscal year ended December 31, 2008 and interim periods within 2008. We do not expect this Statement to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of the Company’s fiscal year ended December 31, 2008. We do not expect this Statement to have a material impact on its financial condition or results of operations.

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

Interest Rate Sensitivity Risk

As of December 31, 2007, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term borrowing rates. We had $16.2 million borrowed under our revolving credit facility as of December 31, 2007. Based upon expected levels of borrowings under our revolving credit facility in 2008 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of December 31, 2007, we had forward contracts to sell currencies with a face value of approximately $2.0 million. The net unrealized losses attributable to foreign currency forward contracts at December 31, 2007 were less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Item 8.    Financial Statements and Supplementary Data

CIRCOR INTERNATIONAL, INC

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed more fully in the Company’s definitive Proxy Statement and form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and March 2, 2007, respectively, KPMG LLP was dismissed on February 26, 2007 and Grant Thornton LLP was appointed as the Company’s independent registered public accounting firm by our audit committee. There were no disagreements with accountants on accounting or financial disclosure during 2007 or 2006.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information appearing under the sections “Information Regarding Directors” and “Information Regarding Executive Officers” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 30, 2008 is incorporated herein by reference.

Item 11.    Executive Compensation

The information appearing under the section “Executive Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 30, 2008 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the section “Security Ownership of CIRCOR Common Stock by Certain Beneficial Owners, Directors and Executive Officers of the Company” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 30, 2008 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information appearing under the section “Certain Relationships and Related Transactions” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 30, 2008 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

This information appearing under the section “Principal Accountant Fees and Services” in our Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held April 30, 2008 is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	105

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)    Exhibits

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961 (“Form 10”), filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

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

9.1

The Amended and Restated George B. Horne Voting Trust Agreement-1997 dated as of September 14, 1999 is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Form 10-12B/A, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”).

10	Material Contracts:

10.1	CIRCOR International, Inc. 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.1 on Amendment No. 1 to the Form 10.

10.2	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.

10.3

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated Vesting Schedule) is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10.

10.4

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule) is incorporated herein by reference to Exhibit 10.4 on Amendment No. 1 to the Form 10.

10.5

Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 on Amendment No. 1 to the Form 10.

10.6	CIRCOR International, Inc. Management Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 on Amendment No. 1 to the Form 10.

10.7	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan is incorporated herein by reference to Exhibit 10.7 on Amendment No. 1 to the Form 10.

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

Exhibit No.	Description and Location

10.12

Amended and Restated Retirement Agreement dated September 27, 2007 and effective August 22, 2007 by and between CIRCOR, Inc. and David A. Bloss, Sr. is incorporated herein by reference to Exhibit 10.12 filed with the Securities and Exchange Commission on November 6, 2007 on Form 10-Q, File No. 001-14962.

10.13

Credit Agreement, dated as of December 20, 2005, by and among CIRCOR International, Inc., as Borrower, the Other Credit Parties party hereto, the Lenders party hereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and administrative agent, and Bank of America NA as Syndication Agent is incorporated herein by reference to Exhibit 10.13 on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006.

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

10.19

Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass dated August 8, 2000 is incorporated herein by reference to Exhibit 10.26 on Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001.

10.20

Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated August 1, 2001 is incorporated herein by reference to Exhibit 10.28 on Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001.

10.21

Executive Change of Control Agreement between John W. Cope and CIRCOR, Inc. dated August 5, 2005 is incorporated herein by reference to Exhibit 10.8 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on August 9 2005.

10.22*	Amended and Restated – Retirement Agreement dated December 18, 2007 by and between CIRCOR International, Inc. and Kenneth W. Smith.

Exhibit No.	Description and Location

10.23

Executive Change of Control Agreement between CIRCOR International, Inc. and Susan M. McCuaig dated May 5, 2005 is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2005.

10.24

First Amendment to Executive Change of Control Agreement between Alan J. Glass and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.30 on Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.25

First Amendment to Executive Change of Control Agreement between Paul M. Coppinger and CIRCOR, Inc. dated December 7, 2001 is incorporated herein by reference to Exhibit 10.31 on Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

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

10.30

Form of Restricted Stock Unit Agreement for Employees and Directors, incorporated herein by reference to Exhibit 10.3 to CIRCOR International Inc.’s Form 8-K File No. 001-14962 filed with the Securities and Exchange Commission on February 22, 2005.

21*	Schedule of Subsidiaries of CIRCOR International, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.3*	Consent of Hamilton, Rabinovitz & Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ A. WILLIAM HIGGINS
A. William Higgins President and Chief Executive Officer

Date:	March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. WILLIAM HIGGINS A. William Higgins	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ FREDERIC M. BURDITT Frederic M. Burditt	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2008

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	March 10, 2008

/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Chairman	March 10 , 2008

/s/ JEROME D. BRADY Jerome D. Brady	Director	March 10 , 2008

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	March 10, 2008

/s/ DAVID F. DIETZ David F. Dietz	Director	March 10, 2008

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 10, 2008

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	March 10, 2008

/s/ C. WILLIAM ZADEL C. William Zadel	Director	March 10, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheet of CIRCOR International, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” issued by the Financial Accounting Standards Board. As discussed in Note 13 to the consolidated financial statements, as of January 1, 2007, the Company adopted the measurement provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 22, 2008

Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

To The Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on CIRCOR International, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of CIRCOR International, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheet of CIRCOR International, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share – Based Payment” on January 1, 2006. As discussed in note 13 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ KPMG LLP

Boston, Massachusetts

February 22, 2007

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,662	$28,652
Investments	8,861	86
Trade accounts receivable, less allowance for doubtful accounts of $2,151 and $2,523 respectively	125,663	108,689
Inventories	171,661	150,160
Prepaid expenses and other current assets	3,990	2,926
Deferred income taxes	8,220	7,305
Insurance receivables	6,885	–
Assets held for sale	312	3,132

Total Current Assets	360,254	300,950

PROPERTY, PLANT AND EQUIPMENT, NET	82,465	79,039
OTHER ASSETS:
Goodwill	169,110	163,720
Intangibles, net	47,373	49,226
Non-current insurance receivable	5,014	–
Other assets	12,253	12,740

TOTAL ASSETS	$676,469	$605,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,038	$71,788
Accrued expenses and other current liabilities	72,481	53,333
Accrued compensation and benefits	21,498	15,325
Asbestos liability	9,697	1,026
Income taxes payable	7,900	6,027
Notes payable and current portion of long-term debt	201	415

Total Current Liabilities	193,815	147,914

LONG-TERM DEBT, NET OF CURRENT PORTION	21,901	64,411
DEFERRED INCOME TAXES	19,106	21,674
LONG-TERM ASBESTOS LIABILITY	7,062	–
OTHER NON-CURRENT LIABILITIES	14,201	14,375
COMMITMENTS AND CONTINGENCIES (Notes 14, 15, 16) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,650,407 and 16,181,070 shares issued and outstanding at December 31, 2007 and 2006, respectively	167	162
Additional paid-in capital	240,000	224,508
Retained earnings	144,644	109,251
Accumulated other comprehensive income	35,573	23,380

Total Shareholders’ Equity	420,384	357,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,469	$605,675

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$665,740	$591,711	$450,531
Cost of revenues	470,373	418,803	317,856

GROSS PROFIT	195,367	172,908	132,675
Selling, general and administrative expenses	136,086	124,720	98,040
Special charges	2,514	678	1,630

OPERATING INCOME	56,767	47,510	33,005

Other (income) expense:
Interest income	(393)	(429)	(579)
Interest expense	3,394	5,546	3,389
Other, net	(1,257)	134	144

TOTAL OTHER EXPENSE	1,744	5,251	2,954

INCOME BEFORE INCOME TAXES	55,023	42,259	30,051
Provision for income taxes	17,112	12,931	9,668

NET INCOME	$37,911	$29,328	$20,383

Earnings per common share:
Basic	$2.31	$1.84	$1.30
Diluted	$2.27	$1.80	$1.27
Weighted average common shares outstanding:
Basic	16,442	15,976	15,690
Diluted	16,730	16,291	16,019
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$37,911	$29,328	$20,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,870	11,206	9,825
Amortization	2,579	2,394	588
Compensation expense of stock-based plans	5,888	3,252	1,020
Excess tax benefits of share compensation	(3,623)	–	–
Deferred income taxes	(3,574)	(4,708)	(35)
Loss on sale/disposal of property, plant and equipment	102	91	128
Gain on the sale of assets held for sale	(1,229)	–	(110)
Gain on the sale of affiliate	(1,605)	(11)	–
Equity in undistributed earnings of affiliate	452	–	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(12,532)	(20,857)	(10,090)
Inventories	(15,672)	(29,804)	1,638
Prepaid expenses and other assets	(13,187)	4,966	160
Accounts payable, accrued expenses and other liabilities	50,536	34,001	21,819

Net cash provided by operating activities	56,916	29,858	45,326

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,983)	(9,933)	(15,021)
Proceeds from the disposal of property, plant and equipment	939	371	99
Proceeds from the sale of assets held for sale	4,072	100	1,467
Proceeds from the sale of investments	–	12,211	6,699
Purchase of investments	(8,760)	(12,194)	(2,535)
Business acquisitions, net of cash acquired	(2,704)	(61,103)	(50,779)
Purchase price escrow release payments	–	–	(829)
Proceeds from sale of affiliate, net of cash sold	1,605	2,309	–

Net cash used in investing activities	(16,831)	(68,239)	(60,899)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	87,641	100,561	10,669
Payments of long-term debt	(130,709)	(70,204)	(22,386)
Dividends paid	(2,464)	(2,395)	(2,358)
Proceeds from the exercise of stock options	6,380	3,627	3,771
Excess tax benefits of share based compensation	3,623	2,559	–

Net cash provided by (used in) financing activities	(35,529)	34,148	(10,304)

Effect of exchange rate changes on cash and cash equivalents	1,454	1,773	(1,664)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,010	(2,460)	(27,541)
Cash and cash equivalents at beginning of year	28,652	31,112	58,653

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,662	$28,652	$31,112

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$15,718	$12,135	$5,422
Interest	$3,799	$5,226	$3,321

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2004	15,430	$154	$208,392	$64,293	$20,596	$293,435

Net income				20,383		20,383
Cumulative translation adjustment					(7,470)	(7,470)
Minimum pension liability (net of tax of $94)					(153)	(153)

Comprehensive income						12,760

Common stock dividends paid				(2,358)		(2,358)
Stock options exercised	358	4	3,768			3,772
Income tax benefit from stock options			1,947			1,947
Conversion of restricted stock units	36	–	224			224
Equity based compensation			943			943

BALANCE AT DECEMBER 31, 2005	15,824	158	215,274	82,318	12,973	310,723

Net income				29,328		29,328
Cumulative translation adjustment					12,338	12,338
Minimum pension liability (net of tax of $774)					(1,264)	(1,264)

Comprehensive income						40,402

Pension liability adjustment to apply SFAS No. 158 (Note 13) (net of tax of $409)					(667)	(667)
Common stock dividends paid				(2,395)		(2,395)
Stock options exercised	298	3	3,624			3,627
Income tax benefit from share based compensation			2,559			2,559
Conversion of restricted stock units	59	1	(92)			(91)

Share based compensation			3,143			3,143
BALANCE AT DECEMBER 31, 2006	16,181	162	224,508	109,251	23,380	357,301

Net income				37,911		37,911
Cumulative translation adjustment					11,287	11,287
Pension liability adjustment (net of tax of $27)					46	46
Pension liability (net of tax of $296)					(486)	(486)

Comprehensive income						48,758

Pension – change in accounting principle (Note 13) (net of tax of $825)				(54)	1,346	1,292
Common stock dividends paid				(2,464)		(2,464)
Stock options exercised	409	4	6,376			6,380
Income tax benefit from share based compensation			3,623			3,623
Conversion of restricted stock units	60	1	(303)			(302)
Share based compensation			5,796			5,796

BALANCE AT DECEMBER 31, 2007	16,650	$167	$240,000	$144,644	$35,573	$420,384

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

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Nicholson Steam Trap; Rockwood Swendeman; Regeltechnik Kornwestheim GmbH; Industria, S.A.; Spence Engineering Company, Inc.; Spence Strainers; Hale Hamilton, Ltd; Texas Sampling, Inc.; DQS International and subsidiary; Loud Engineering Co.; and U.S. Para Plate Corporation.

The Energy Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Energy Products Group includes the following subsidiaries and major divisions: Circor Energy Products Inc., KF Canada, Pibiviesse Srl.; SKVC; and Sagebrush Pipeline.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to purchase accounting, depreciation, stock based compensation, amortization and impairment of

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

long-lived assets, pension obligations, income taxes, asset valuations, environmental liability, and product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

Investments

Investments primarily consist of guaranteed investment contracts, all of which are carried at cost which approximates their fair value.

Inventories

Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 40 years for buildings and improvements and 3 to 10 years for manufacturing machinery and equipment and office equipment, and 3 to 5 years for computer equipment and software and motor vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets are recorded at cost; intangible assets with definitive lives are amortized over their useful lives. We perform an impairment test on an annual basis as of the end of our fiscal October month end or more frequently if circumstances warrant for goodwill and intangible assets with indefinite lives. The most recent impairment test was conducted in the fourth quarter of 2007 and resulted in no impairment.

Impairment of Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and intangibles with definitive lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written to fair market value based upon third party appraisals. As a result of our analysis of Leslie’s asbestos matters, we concluded that the diminished future cash flow for Leslie Controls was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie Controls in accordance with SFAS No. 144. The fair value (based on a third party appraisal) of Leslie’s long lived assets at December 31, 2007 was at least equal to net book value; accordingly, no write-down was necessary.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2007, 2006, and 2005 were $1.9 million, $1.9 million, and $1.6 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Our research and development expenditures for the years ended December 31, 2007, 2006 and 2005, were $3.2 million, $3.2 million and $1.9 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if we anticipate that it is more likely than not that we may not realize some or all of a deferred tax asset.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Except for the Company’s Dutch subsidiary, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. No additional provision is required for the undistributed earnings of the Dutch subsidiary.

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

Asbestos Related Contingencies and Insurance Recoveries

CIRCOR’s subsidiary, Leslie Controls, is a defendant in personal injury actions related to asbestos containing products. We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. We do not accrue a liability for future Leslie Controls asbestos related claims due to the inherent uncertainties in making projections regarding claims filing rates and disease manifestation. Regarding Leslie Control’s asbestos related claims, we accrue legal defense costs when incurred and accrue a liability for open claims based on our average historical claim resolution cost. In the fourth quarter of 2007, Leslie Controls accrued a liability for the estimated cost of these open asbestos claims. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other consultants.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are probable and estimable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers.

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2007, 2006 and 2005 were not significant.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2007			2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$37,911	16,442	$2.31	$29,328	15,976	$1.84	$20,383	15,690	$1.30
Dilutive securities, principally Common stock options	–	288	0.04	–	315	0.04	–	329	0.03

Diluted EPS	$37,911	16,730	$2.27	$29,328	16,291	$1.80	$20,383	16,019	$1.27

There were no anti-dilutive stock options or RSUs for the year ended December 31, 2007. In 2005 and 2006, certain stock options to purchase common shares were not included in the table above because they were anti-dilutive. The options excluded from the table for the years ended December 31, 2006 and 2005 were: 133,860 options ranging from $26.29 to $23.92, and 21,100 options ranging from $26.29 to $27.81, respectively.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated. See Note (11) to the consolidated financial statements for further information on share based compensation.

Derivative Financial Instruments

We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant. Gains and losses on contracts designated as hedges are recognized when hedged transactions affect earnings, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as incurred as a component of other non-operating income or expense. We did not have any transactions that qualify for hedge accounting treatment in the years ended December 31, 2007, 2006 and 2005.

New Accounting Standards

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS 158 as of December 31, 2006 and the measurement provision as of January 1, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This Statement is effective for the Company’s fiscal year ended December 31, 2008 and interim periods within 2008. We do not expect this Statement to have a material impact on our financial condition or results of operations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of the Company’s fiscal year ending December 31, 2008. We do not expect this Statement to have a material impact on our financial condition or results of operations.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

On October 3, 2005, we acquired Industria S.A. (“Industria”) located in Paris, France, for approximately $10.2 million in cash. Industria produces solenoid valves and components for commercial and military aerospace applications and operates as part of our Aerospace Products business unit within our Instrumentation and Thermal Fluid Controls Products segment. In connection with the finalization of Industria’s purchase price allocation, we recorded $11.6 million of current assets, $4.0 million of fixed assets, $3.5 million of intangible assets, $2.1 million of goodwill, $5.6 million of current liabilities, and $3.5 million of other liabilities. Included in the $3.5 million of intangible assets are customer relationships, brand names, and technology which were recorded in 2006. Approximately $2.0 million of these intangible assets will be amortized over 10-20 year periods and will result in annual amortization expense of approximately $0.2 million. The remaining $1.5 million of intangible assets will not be amortized but will be subject to impairment tests. The $2.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On February 2, 2006, we purchased all of the outstanding stock of Sagebrush Pipeline Equipment Company (“Sagebrush”) based near Tulsa, Oklahoma, for $12.5 million including the assumption of debt. During 2007, we increased the recorded goodwill by $0.5 million upon the release to the former shareholders of funds previously held in escrow. We borrowed approximately $10.0 million from our unsecured revolving credit facility in February 2006 to fund this acquisition. Sagebrush provides pipeline flow control and measurement equipment to the North American oil and gas markets and operates within our Energy Products segment. Sagebrush specializes in the design, fabrication, installation and service of pipeline flow control and measurement equipment such as launchers/receivers, valve settings, liquid metering skids, manifolds and gas and liquid measurement meter runs. Sagebrush sells both directly to the end-user pipeline companies in North America and through engineering, procurement and construction companies In connection with Sagebrush’s purchase price allocation, we recorded $7.6 million of current assets, $2.6 million of fixed assets, $5.2 million of intangible assets, $4.7 million of goodwill, $5.5 million of current liabilities, and $2.5 million of other liabilities. Included in the $5.2 million of intangible assets are customer relationships, brand names, and non-competition agreements. Approximately $2.3 million of these intangible assets will be amortized over 6-10 year periods and will result in annual amortization expense of approximately $0.3 million. The remaining $2.9 million of intangible assets will not be amortized but will be subject to impairment tests. The $5.0 million excess of the original purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) headquartered outside of London in Uxbridge,

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Middlesex UK, for $51.9 million including the assumption of debt and $10.1 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $10.1 million escrow is restricted cash and is included in Other Assets on our consolidated balance sheet. We borrowed approximately $51.0 million from our unsecured revolving credit facility in February 2006 to fund this acquisition. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and operates as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and has been a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. In connection with Hale Hamilton’s purchase price allocation, we recorded $14.7 million of current assets, $10.5 million of fixed assets, $20.8 million of intangible assets, $14.1 million of goodwill, $9.2 million of current liabilities, and $9.0 million of other liabilities. Included in the $20.8 million of intangible assets are customer relationships, brand names, and technology. Approximately $14.2 million of these intangible assets will be amortized over 12-15 year periods and will result in annual amortization expense of approximately $1.0 million. The remaining $6.6 million of intangible assets will not be amortized but will be subject to impairment tests. The $14.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

On December 8, 2006, we sold all of the outstanding stock of Societe Alsacienne Regulaves Thermiques von Rohr, S.A (“SART”), a French limited liability company for approximately $2.7 million including $0.4 million of cash sold. We had owned SART since June 2001 and recorded a gain of less than $0.1 million in connection with the divestiture of this business.

On July 6, 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), for $2.7 million including $0.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $0.4 million escrow is restricted cash and is included in Other Assets on our consolidated balance sheet. SEI is a leader in the design and manufacture of high quality pneumatic controls and inflation systems for the aerospace, marine, defense and industrial markets with annual revenues of approximately $2.3 million. This business has been consolidated into one of our existing businesses in the Instrumentation and Thermal Fluid Controls Segment. In connection with the purchase of SEI, we recorded preliminary purchase price allocations of $0.2 million of current assets, $0.2 million of fixed assets, and $1.9 million of goodwill. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

On September 28, 2007, Circor and its Instrumental and Thermal Fluid Controls Dutch subsidiary, Dovianus in Rotterdam, the Netherlands sold its 50% equity interest in Keofitt Holdings, A/S, a small Danish company to the other 50% joint venture partner for $2.0 million. Keofitt, which was acquired as part of Circor’s acquisition of Dovianus in 2003, served the beverage sterile sampling market, which was not considered strategic to our business going forward. Circor recorded a pretax gain on the sale of approximately $1.6 million.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table reflects unaudited pro forma consolidated results on the basis that SEI, Hale Hamilton, Sagebrush, Loud, and Industria acquisitions and the SART divestiture took place and were recorded at the beginning of each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net revenue	$666,859	$592,612	$519,989
Net income	$37,938	$30,052	$26,693
Earnings per share: basic	$2.31	$1.88	$1.70
Earnings per share: diluted	$2.27	$1.85	$1.67

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2007, 2006 and 2005 (In thousands):

	Year Ended December 31,
	2007	2006	2005
Reconciliation of net cash paid:
Fair value of assets acquired	$2,312	$80,211	$61,851
Prior year escrow release payments	–	–	829
Acquisition escrow payments	392	10,616	5,400
Less: liabilities assumed	–	26,237	12,887
Less: accrued purchase price	–	–	985

Cash paid	2,704	64,590	54,208
Less: cash acquired	–	3,487	2,600

Net cash paid for acquired businesses	$2,704	$61,103	$51,608

Determination of goodwill:
Cash paid, net of cash acquired	$2,704	$61,103	$51,608
Accrued purchase price	–	–	985
Liabilities assumed	–	26,237	12,887
Less: Acquisition escrow payments	392	10,616	5,400
Less: fair value of assets acquired, net of goodwill and cash acquired	379	57,945	36,194

Goodwill	$1,933	$18,779	$23,887

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(4)    Special Charges

During the twelve months ended December 31, 2007 we recorded special charges of $2.5 million. These charges were comprised of $2.4 million in costs associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards; $1.2 million pertains to severance and facility related costs associated with the closing of a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment, and a $1.1 million net gain related to the sale of facilities classified as held for sale within the Energy Products Segment.

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Reserve Balance December 31, 2004	Provision 2005	Utilized 2005	Reserve Balance December 31, 2005	Provision 2006	Utilized 2006	Reserve Balance December 31, 2006	Provision 2007	Utilized 2007	Balance December 31, 2007
Special charges—
Severance related	$–	$1,717	$1,101	$616	$160	$776	$–	$426	$(426)	$–
Facility related	90	(90)	–	–	–	–	–	798	(798)	–

Total reserve	$90	$1,627	$1,101	$616	$160	$776	$–	$1,224	$(1,224)	$–

(Gain) on sale (1)		(110)			–			(1,200)
Asset write-downs		113			75			141
Pension Curtailment					443			–
CEO and CFO retirements		–			–			2,349

Total special charges		$1,630			$678			$2,514

(1)	Gain on sale relates to assets classified as held for sale.

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2007	2006
Raw materials	$73,499	$61,997
Work in process	54,540	48,756
Finished goods	43,622	39,407

	$171,661	$150,160

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2007	2006
Land	$12,319	$11,936
Buildings and improvements	51,976	47,820
Manufacturing machinery and equipment	112,431	111,473
Computer equipment and software	14,750	12,792
Office equipment and motor vehicles	8,765	8,819
Construction in progress	3,464	828

	203,705	193,668
Accumulated depreciation	(121,240)	(114,629)

	$82,465	$79,039

(7)    Goodwill and Other Intangible Assets

We completed our annual goodwill impairment valuation as of November 1, and determined that the fair value of the reporting units’ goodwill exceeded the carrying value and that no impairment existed.

The following table shows goodwill, by segment, net of accumulated amortization, as of December 31, 2007 and 2006 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2006	$139,129	$24,591	$163,720
Business acquisitions (see Note 3)	1,933		1,933
Purchase price adjustment of previous acquisitions		500	500
Adjustments to preliminary purchase price allocation	346	70	416
Currency translation adjustments	1,793	748	2,541

Goodwill as of December 31, 2007	$143,201	$25,909	$169,110

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2005	$121,308	$18,871	$140,179
Business acquisitions (see Note 3)	14,095	4,684	18,779
Purchase price adjustment of previous acquisitions	5,400	970	6,370
Adjustments to preliminary purchase price allocation	(3,870)	–	(3,870)
Sale of business	(926)	–	(926)
Currency translation adjustments	3,122	66	3,188

Goodwill as of December 31, 2006	$139,129	$24,591	$163,720

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$5,713	$(5,333)	$5,676	$(5,298)
Trademarks and trade names (non-amortizable)	18,651	–	18,388	–
Land use rights	399	(21)	373	(10)
Customer relationships	27,378	(4,239)	27,066	(2,222)
Other	6,006	(1,181)	5,873	(620)

Total	$58,147	$(10,774)	$57,376	$(8,150)

Net carrying value of intangible assets	$47,373		$49,226

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2007 (In thousands):

	2008	2009	2010	2011	2012	After 2012
Estimated amortization expense	$2,474	$2,474	$2,474	$2,474	$2,475	$16,350

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2007	2006
Deferred income tax liabilities:
Excess tax over book depreciation	$8,155	$9,130
Inventories	519	1,012
Goodwill and other intangibles	21,259	21,381
Other	240	249

Total deferred income tax liabilities	30,173	31,772

Deferred income tax assets:
Accrued expenses	12,169	10,195
Inventories	5,427	4,859
Net operating loss and credit carry-forward	9,605	9,713
Intangible assets	248	233
Accumulated other comprehensive income – pension benefit obligation	721	1,277
Other	717	575

Total deferred income tax assets	28,887	26,852
Valuation allowance	9,600	9,449

Deferred income tax asset, net of valuation allowance	19,287	17,403

Deferred income tax liability, net	$(10,886)	$(14,369)

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:
Net current deferred income tax asset	$8,220	$7,305
Net non-current deferred income tax liability	(19,106)	(21,674)

Deferred income tax liability, net	$(10,886)	$(14,369)

Deferred income taxes by geography are as follows:
Domestic	$4,495	$4,538
Foreign	3,725	2,767

Net deferred income tax asset	$8,220	$7,305

Domestic	$(7,244)	$(9,427)
Foreign	(11,862)	(12,247)

Net non-current deferred income tax liability	$(19,106)	$(21,674)

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision for income taxes is based on the following pre-tax income (In thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$17,476	$16,558	$13,548
Foreign	37,547	25,701	16,503

	$55,023	$42,259	$30,051

The provision for income taxes consists of the following (In thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$8,195	$8,422	$3,294
Foreign	11,872	7,766	5,815
State	619	1,451	594

	$20,686	$17,639	$9,703

Deferred (prepaid):
Federal	$(2,488)	$(3,547)	$183
Foreign	(1,168)	(346)	(248)
State	82	(815)	30

	(3,574)	(4,708)	(35)

	$17,112	$12,931	$9,668

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2007	2006	2005
Computed expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.8	1.0	1.3
Foreign tax rate differential and credits	(4.0)	(3.0)	(1.8)
Extraterritorial income exclusion (formerly FSC)	–	(1.3)	(1.8)
Manufacturing deduction	(0.4)	(0.3)	–
Research and experimental credit	(1.0)	(0.9)	(0.8)
Other, net	0.7	0.1	0.3

Effective Tax Rate	31.1%	30.6%	32.2%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2007, we had foreign tax credits of $9.2 million, state net operating losses of $1.3 million and state tax credits of $0.6 million. The foreign tax credits, if not utilized, will expire in 2015-2017. The state net operating losses and state tax credits, if not utilized, will expire in 2020 through 2027. We had a valuation allowance of $9.6 million and $9.5 million as of December 31, 2007 and 2006, respectively, against the foreign tax credits, state operating losses, and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdiction. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years prior to 2004. The Company is no longer subject to examination by the tax authorities in Italy for years prior to 2003. The Company is under examination for income tax filings in various state and foreign jurisdictions. In particular, German tax authorities commenced an examination at the beginning of 2007.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it related to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e. a likelihood of occurrence greater than fifty percent.) Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statue of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2007, the Company recognized approximately $0.1 million in interest. As of December 30, 2007, accrued interest and penalties were $0.2 million.

As of December 31, 2007 the Company has classified approximately $1.0 million of unrecognized tax benefits as a current liability representing estimated settlements of current examinations which the Company believes will be settled within one year. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material variation from this estimate.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2007 the liability for uncertain income tax positions was $2.3 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2007. Approximately $2.3 million represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included. Interest and penalties of $0.2 million are included below (in thousands).

Balance January 1, 2007	$2,291
Tax position related to current year
Additions	312
Reductions	–
Tax positions related to prior years
Additions
Reductions
Lapse in Statute of Limitation	(37)
Settlements	(12)

Balance December 31, 2007	$2,554

Undistributed earnings of our foreign subsidiaries amounted to $66.8 million at December 31, 2007 and $41.0 million at December 31, 2006. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $2.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2007.

Except for the Company’s Dutch subsidiary, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. No additional provision is required for the undistributed earnings of the Dutch subsidiary.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2007	2006
Customer deposits and obligations	$45,975	$27,621
Commissions payable and sales incentive	9,727	8,192
Professional fees	3,076	1,813
Warranty reserve	2,602	2,750
Insurance	2,706	2,354
Taxes other than income tax	1,969	2,498
Other	6,426	8,105

	$72,481	$53,333

Customer deposits and obligations increased by $18.4 million in 2007 primarily due to increased orders during the year ended December 31, 2007.

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2007	2006
Unsecured revolving credit facility, at varying interest rates; as of December 31, 2007 interest rate was 5.39%	$16,200	$58,479
Industrial revenue bond maturing in August 2019, at variable interest rates of 3.54% at December 31, 2007, and 4.02% at December 31, 2006	4,760	4,760
Capital lease obligations	622	859
Other borrowings, at varying interest rates ranging from 4.31% to 8.93% in 2007 and 5.99% to 8.98% in 2006	520	728

Total long-term debt	22,102	64,826
Less: current portion	201	415

Total long-term debt, less current portion	$21,901	$64,411

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. In accordance with the credit agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the Fed Funds rate plus 0.50% or the lenders Prime rate. We are also required to pay an unused facility fee that can range from 0.15% to 0.35% per annum and a utilization fee of 0.10% per annum if our borrowings exceed 50% of the credit facility limit. The facility expires on the earlier of December 20, 2010 or the date on which the revolving credit facility commitments are terminated by the Lenders in accordance with the Credit Agreement. The entire principal amount of all outstanding loans is not due until the facility expiration date, as such this amount has been classified as long term. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2007, we had borrowings of $16.2 million outstanding under our revolving credit facility.

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

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2007 and December 31, 2006.

At December 31, 2007, minimum principal payments required during each of the next five years are as follows (In thousands):

	2008	2009	2010	2011	2012	After 2012
Minimum principal payments	$201	$330	$16,356	$–	$–	$5,215

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a proforma disclosure in the financial statement footnotes and continues to be provided as proforma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards in 2006 or 2007. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2007 and December 31, 2006 we granted 123,946 and 104,849 RSU Awards with approximate fair values of $36.34 and $27.90 per RSU Award, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in 2006 and 2007 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated.

As a result of the adoption of SFAS 123(R), our net income for the year ended December 31, 2007 and December 31, 2006 is $4.0 million and $1.2 million lower, respectively, than if we continued to account for share-based payments under APB 25. The adoption of SFAS 123(R) reduced our basic and diluted earnings per share for the years ended December 31, 2007 and December 31, 2006 by $0.24 and $0.05 per share respectively. As of December 31, 2007 there was $6.1 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of share-based payments as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost for those share-based awards (excess tax benefits) to be classified as financing activities.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table illustrates the effect on net income and earnings per share during the year December 31, 2005, if we had applied the fair value recognition provisions of SFAS 123, (In thousands, except per share data):

Net income	$20,383
Add stock-based compensation expense included in reported net income, net of tax	690
Less stock-based employee compensation cost, that would have been included in the determination of net income under a fair value based method, net of tax	1,678

Pro forma net income as if the fair value based method had been applied to all awards	$19,395

Earnings per common share (as reported):
Basic	$1.30
Diluted	$1.27
Pro forma earnings per common share:
Basic	$1.24
Diluted	$1.21

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

We did not grant any stock-options during the years ended December 31, 2007 and December 31, 2006. The following summary presents the weighted average assumptions used to estimate fair value our stock-option grants during the year ended December 31, 2005:

Risk-free interest rate	3.8%
Expected life (years)	6.4
Expected stock volatility	40.7%
Expected dividend yield	0.6%

As of December 31, 2007 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of December 31, 2007, 986,658 shares were available for grant under the 1999 Stock Plan.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPS”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant and vest after three years. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. 60,031 and 113,423 restricted stock units with per unit discount amounts representing fair values of $11.96 and $9.18 were granted under the CIRCOR Management Stock Purchase Plan during the twelve months ended December 31, 2007 and December 31, 2006, respectively.

At the date of our spin-off from Watts in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2007, there were 431,398 restricted stock units and 9,600 SARs outstanding. During 2007, a total of $5.9 million of compensation expense related to RSU Awards, RSU MIPs, stock options and SARs was recorded as expense in our statement of operations. $3.6 million was recorded as selling, general and administrative expense, and $2.3 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirements of our CEO and CFO. Compensation expense related to RSU Awards, RSU MIPS stock-options and SARs for the year ended December 31, 2006 was $3.3 million and was recorded as selling, general and administrative expense.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2007, 2006, and 2005 and changes during the years are presented in the table below (Options in thousands):

	December 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	697	$17.23	1,080	$16.07	1,273	$13.28
Granted	–	–	–	–	188	24.90
Exercised	(409)	15.60	(298)	12.17	(358)	10.55
Canceled	(15)	20.20	(85)	20.22	(23)	20.21

Options outstanding at end of period	273	$19.50	697	$17.23	1,080	$16.07

Options exercisable at end of period	166	$16.20	485	$15.04	654	$12.94
Weighted average fair value of options granted		N/A		N/A		$10.92

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2007 was 5.7 years and 4.9 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2007, 2006 and 2005 was $9.8 million, $6.1 million and $5.2 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $1.1 million and $1.3 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2007 was $7.3 million and $5.0 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.17 – $ 7.88	4	2.6	$7.50	4	$7.50
7.89 – 10.51	12	1.8	10.38	12	10.38
10.52 – 15.77	93	4.9	13.83	93	13.83
15.78 – 18.40	18	3.8	16.32	18	16.32
18.41 – 23.66	1	7.3	22.97	–	–
23.67 – 26.29	145	6.8	24.64	39	24.61

$ 7.17 – $26.29	273	5.7	$19.50	166	$16.20

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2007, 2006, and 2005 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2007		2006		2005
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	162	$26.83	102	$25.01	38	$22.61
Granted	124	36.34	105	27.90	76	25.47
Settled	(29)	26.37	(15)	24.27	(5)	23.81
Cancelled	(20)	26.38	(30)	25.67	(7)	23.88

RSU Awards outstanding at end of period	237	$31.87	162	$26.83	102	$25.01

RSU Awards exercisable at end of period	25		12		5
Weighted average fair value of RSU Awards granted		$36.34		$24.68		$23.80

The aggregate intrinsic value of RSU Awards settled during the twelve months ended December 31, 2007, 2006 and 2005 was $1.5 million, $0.6 million and $0.2, respectively. The aggregate fair value of RSU Awards vested during the twelve months ended December 31, 2007, 2006 and 2005 was $1.5 million, $0.8 million and $0.3, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2007 was $11.0 million and $1.2 million, respectively.

The following table summarizes information about RSU Awards outstanding at December 31, 2007:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $ 23.99	5	0.03	$23.78	4	$23.80
24.00 – 25.99	26	0.13	24.90	12	24.90
26.00 – 27.99	77	1.08	27.82	9	27.84
28.00 – 29.99	5	1.30	28.88	–	–
30.00 – 36.99	122	2.16	36.22	–	–
37.00 – 45.99	2	2.59	42.28	–	–

$22.00 – $45.99	237	1.52	$31.87	25	$25.71

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of December 31, 2007, 2006, and 2005 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2007		2006		2005
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	179	$16.69	154	$12.96	173	$11.70
Granted	60	24.27	113	18.63	27	16.68
Settled	(32)	15.90	(45)	11.27	(30)	10.11
Cancelled	(13)	16.04	(43)	14.68	(16)	11.80

RSU MIPs outstanding at end of period	194	$19.20	179	$16.69	154	$12.96

RSU MIPs exercisable at end of period	21	$9.35	20	$8.41	61	$8.41
Weighted average fair value of RSU MIPs granted		$24.27		$18.63		$16.68

The aggregate intrinsic value of RSU MIPs settled during the twelve months ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.8 million and $1.1 million, respectively. The aggregate fair value of RSU MIPs vested during the twelve months ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.3 million and $0.6 million, respectively. The aggregate intrinsic value of RSU MIPs outstanding and exercisable as of December 31, 2007 was $5.3 million and $0.8 million, respectively.

The following table summarizes information about RSU MIPs outstanding at December 31, 2007 (RSUs in thousands):

	RSU MIPs Outstanding			RSU MIPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 5.03 – $ 7.99	9	–	$5.84	9	$5.84
8.00 – 10.99	6	–	10.20	6	10.20
11.00 – 13.99	3	–	12.72	3	12.72
14.00 – 16.99	19	0.11	16.57	3	15.92
17.00 – 19.99	97	1.16	18.63	–	–
20.00 – 24.99	60	2.16	24.27	–	–

$ 5.03 – $24.99	194	1.25	$19.20	21	$9.35

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income consists of the following (In thousands):

	December 31, 2007
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$36,750	$–	$36,750
Pension liability	(1,898)	721	(1,177)

Total accumulated other comprehensive income	$34,852	$721	$35,573

	December 31, 2006
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$25,464	$–	$25,464
Pension liability	(2,285)	868	(1,417)
Pension liability adjustment to apply SFAS 158	(1,076)	409	(667)

Total accumulated other comprehensive income	$22,103	$1,277	$23,380

The increase in our cumulative translation adjustment balance of $11.3 million from December 31, 2006 to December 31, 2007 was primarily a result of the devaluation of the US dollar against other foreign currencies.

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. We recognized in the balance sheet the underfunded

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan in the year in which the change occurs are recognized in other comprehensive income.

During the first quarter of 2007, we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year. As a result of this remeasurement, the unfunded status of our plans decreased approximately $2.0 million due to an increase in the fair value of plan assets and a reduction of our projected benefit obligation of approximately $1.2 million and $0.8 million, respectively as of January 1, 2007. The reduction of our projected benefit obligation was primarily a result of a change in our discount rates. We recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition, we recorded $1.3 million, after tax, as an adjustment to the opening balance of accumulated other comprehensive income related to the difference between the fair value of plan assets and the projected benefit obligation as of January 1, 2007

During 2007, we did not make any cash contributions to our qualified defined benefit pension plan. In 2008, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense are as follows (In thousands):

	Year Ended December 31,
	2007	2006	2005
Components of net benefit expense:
Service cost-benefits earned	$643	$1,724	$2,159
Interest cost on benefits obligation	1,848	1,713	1,453
Expected return on assets	(2,390)	(2,205)	(1,854)

Net pension costs and return	101	1,232	1,758

Net loss amortization	61	217	199
Transition asset amortization	(8)	(8)	(8)
Prior service cost amortization	20	59	98

Total amortization items	73	268	289

Net periodic cost of defined benefits plans	174	1,500	2,047
Cost of 401(k) plan company match contributions	3,536	1,101	339

Net benefit expense	$3,710	$2,601	$2,386

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2007	2006	2005
Net periodic benefit cost:
Discount rate – qualified plan	6.15%	5.50%	5.80%
Discount rate – nonqualified plan	6.05%	5.50%	5.80%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit obligations:
Discount rate	6.25%	5.80%	5.50%
Rate of compensation increase – nonqualified plan	4.00%	4.00%	4.00%
Rate of compensation increase – qualified plan	0.00%	0.00%	4.00%

The qualified plan was remeasured on March 31, 2006 due to freeze in pension accruals after July 1, 2006. The discount rate used to determine net periodic benefit cost for the period after July 1, 2006 was 6%.

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with 2006.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2007 and September 30, 2006 are as follows (In thousands):

	December 31,
	2007	2006
Change in projected benefit obligation:
Balance at beginning of year	$31,250	$31,884
Service cost	643	1,724
Interest cost	1,848	1,713
Actuarial loss	56	(1,430)
Benefits paid	(701)	(587)
Administrative expenses	(404)	(271)
Curtailments	–	(1,783)
Change in measurement date	(806)	–

Balance at end of year	$31,886	$31,250

Change in fair value of plan assets:
Balance at beginning of year	$27,110	$25,513
Actual return on assets	1,663	2,431
Benefits paid	(700)	(587)
Administrative expenses	(404)	(271)
Assets adjusted	1,321	–
Employer contributions	35	24

Fair value of plan assets at end of year	$29,025	$27,110

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(2,861)	$(4,140)
Contribution after measurement date	–	9

Net accrued benefit cost	$(2,861)	$(4,131)

Pension plan accumulated benefit obligation (“ABO”)	$27,426	$28,074
Supplemental pension plan ABO	4,346	2,162

Aggregate ABO	$31,772	$30,236

Accrued pension liability prior to SFAS 158	N/A	(780)

Plan assets for funded pension plan	$29,025	$27,110

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

As required by SFAS 158 the following information is presented as of December 31, 2007 (In Thousands):

Funded status, end of year:
Fair value of plan assets	29,025
Benefit obligations	(31,886)

Net Pension Liability	$(2,861)

Pension Liability recognized in the balance sheet consists of:
Noncurrent asset	1,599
Current liability	(326)
Noncurrent liability	(4,134)

Total	$(2,861)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial losses	1,864
Prior service cost / (credit)	36
Transition obligation / (asset)	(2)

Total	$1,898

Estimated pension expense to be recognized in other comprehensive income in 2008 consists of:
Net actuarial losses	(2)
Prior service cost / (credit)	127
Transition obligation / (asset)	20

Total	$145

At December 31, 2007, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2008	2009	2010	2011	2012	2013–2017
Expected benefit payments	$1,057	$1,143	$1,268	$1,397	$1,506	$9,441

The plan assets were held in the following types of investment securities at year-end, expressed as a percent of total assets:

	2007	2006
Equity securities	50%	70%
Debt securities	50%	30%

	100%	100%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Our investment objectives for the portfolio of the plans’ assets are to match, as closely as possible, the return of a composite benchmark comprised of: 40% of the Russell 1000 Index; 15% of the Russell 2000 Index; 15% of the Morgan Stanley Capital International EAFE Index; and 30% of the Lehman Brothers Aggregate Bond Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Rebalancing among asset classes will occur on an annual basis to ensure that the targeted asset allocations are maintained.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our pension benefit plans under SFAS No. 87, “Employers Accounting for Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the benefit obligation (ABO) exceeded the combined fair value of plan assets and accrued pension cost. Any adjustment was recorded as a non-cash charge to other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss).

(14)     Contingencies, Commitments and Guarantees

Like many other manufacturers of fluid control products, our subsidiary Leslie Controls, Inc. (“Leslie”), which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. As of December 31, 2007, Leslie was a named defendant in approximately 707 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 27 other states (excluding Mississippi). Of these claims, approximately 338 involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition, Leslie was also a named defendant in approximately 5,200 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi cases have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy have been to vigorously defend these cases. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases. Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoiding defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. To date, Leslie’s defense and resolution of these asbestos-related claims have not had a material adverse effect on our financial condition, results of operations, or cash flows.

During our 2007 fiscal year Leslie resolved a total of 267 asbestos cases for an aggregate indemnity amount of $4.3 million, of which 71% or $3.1 million was paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2007 as well as the financial impact on the Company of the asbestos litigation for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2007	2006	2005
Beginning open cases	492	290	122
Cases filed	482	353	216
Cases resolved and dismissed	(267)	(151)	(48)

Ending open cases	707	492	290

Ending open mesothelioma cases	338	265	169

	For the Year Ended December 31
(In Thousands)	2007	2006	2005
Settlement costs incurred	$4,252	2,338	1,059
Adverse verdicts accrued	3,766	–	–
Open case accrual	9,030	–	–
Defense cost incurred	8,928	5,766	2,155
Less insurance recoveries	(18,442)	(5,753)	(2,282)

Net pre-tax expense	$7,534	$2,351	$932

Average pre-tax settlement amount per case resolved & dismissed	$16	$15	$22

The information reflected above includes a jury verdict rendered on October 12, 2007 by a Los Angeles state court jury that, if allowed to stand, would result in a liability to Leslie of approximately

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

$2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. In prior periods, with respect to its unresolved pending claims, Leslie did not believe that it had sufficient information to assess the likelihood of resolving such claims. Accordingly, until the fourth quarter of 2007, Leslie accrued for defense costs as incurred, and accrued for pending claims only when resolution of a particular claim was probable and the probable loss was estimable. As a practical matter, the claims accrual generally occurred close in time to when a settlement agreement for a particular claim was reached. In most cases, settlement payments are paid to claimants within thirty to sixty days of settlement. In the only two cases in which Leslie has received an adverse verdict, Leslie has accrued $3.8 million for such claims at the time the adverse verdict was rendered. Leslie also recorded an insurance receivable of $2.7 million to be paid by its insurers for these adverse verdicts. In both cases, Leslie has appealed the judgment rendered against it and Leslie is not at this time able to determine when or if those accrued amounts ultimately will be paid or not.

Over the last few years, Leslie has continued to accumulate data associated with its asbestos claims. During the fourth quarter of 2007, we performed a detailed review of our Leslie asbestos matters. This review, among other items, included an assessment of Leslie’s historical filed, resolved and dismissed claim rates. In conducting this review, certain factors caused us to determine that the likelihood of incurrence of indemnity costs for existing cases was now probable. The most significant of these factors include an escalation, commencing in 2006 and continuing in 2007, of the rate of claim resolutions and filings, as well as the incurrence, for the first time in 2007, of adverse jury verdicts. From 2005 to 2007, our claim settlement costs increased more than 300% and our cases filed increased more than 100%. As part of our review of asbestos matters we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management has determined, however, that, by using its historical (albeit brief) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007 Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. The recording of this liability resulted in a pretax charge of $2.6 million, net of insurance recoveries. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31
In Thousands	2007	2006
Existing claim indemnity liability	$13,731	$–
Incurred defense cost liability	$3,028	$1,026
Insurance recoveries	$11,899	$–

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, very recent, and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

•	the severity of the injuries alleged by each pending claimant;

•	increases or decreases in Leslie’s average settlement costs;

•	possible adverse or favorable jury verdicts;

•	rulings on unresolved legal issues in various jurisdictions that bear on Leslie’s legal liability;

•	the numbers of claims that will be dismissed with no indemnity payments;

•	the impact of potential changes in legislative or judicial standards in different jurisdictions;

•	the potential bankruptcies of other companies named as defendants in asbestos-related claims.

As a result of these factors, Leslie is unable to estimate a range of additional losses that may be reasonably possible in the event that actual indemnity costs of resolving pending claims are higher than our estimate. In addition, while the likelihood of future claims is probable, Leslie’s management cannot estimate the amount of new claims or any range of losses that may be reasonably possible arising from such future claims. With respect to current claims, critical information is known regarding such factors as disease mix, jurisdiction and identity of plaintiff’s counsel. Such information is of course unknown with respect to any future claims, and Leslie’s management believes that the disease mix, jurisdictional information and plaintiff counsel identity associated with its current case experience, which has been both limited and variable, cannot reasonably be extrapolated to any future filings. Moreover, Leslie management believes that appellate actions recently commenced and currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the likelihood of incurring indemnity amounts on account of such future claims and the level of indemnity that may be incurred to resolve such claims.

To date, Leslie’s insurers have paid the vast majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s current cost-sharing arrangements with its insurers, Leslie’s insurers pay 71% of defense and settlement costs associated with asbestos-related claims and Leslie is responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage is therefore reduced by 71% of any amounts paid through settlement or verdict. We believe that, as of December 31, 2007, excluding the

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

impact of the October 12, 2007 adverse jury verdict, and without giving effect to our estimate for the indemnity cost of resolving pending claims, the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $10.5 million. If the October 12, 2007 jury verdict were to stand, our primary layer of insurance could be reduced by an additional $1.8 million. Similarly, if our estimate of the indemnity cost of resolving pending claims is accurate, such resolution ultimately would further reduce the aggregate amount of primary layer indemnity by approximately $6.4 million. Based on its current estimate of costs to resolve Leslie’s pending asbestos claims, Leslie’s management believes that this primary layer of insurance should be sufficient to cover such pending claims. As set forth above, we cannot estimate the amount of any liabilities associated with such future claims and therefore cannot reasonably estimate when and if the primary insurance may be eroded. In addition, Leslie has limited available excess insurance coverage. Some of this excess insurance, however, lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries –Spence Engineering the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf or threatened on behalf of or against CIRCOR. While we cannot predict the outcome of these matters, we believe that any liability arising from them will not have a material adverse effect on our financial condition or results of operations or cash flows.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $41.8 million at December 31, 2007. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

These instruments have expiration dates ranging from less than one month to four and a half years from December 31, 2007.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2007 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$21,814
Greater than 12 months	19,983

Total	$41,797

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $6.6 million, $5.3 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2007 were (In thousands):

	2008	2009	2010	2011	2012	After 2012
Minimum lease commitments	$5,539	$3,680	$1,098	$584	$299	$100

Commercial Contract Commitment

As of December 31, 2007 we have approximately $87.3 million of commercial contract commitments related to open purchase orders.

Self – Insurance

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are based on claims filed and reported and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined annual or individual claim amounts.

(15)     Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2007.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2007.

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

The following table sets forth information related to our product warranty reserves for the year ended December 31, 2007 (In thousands):

Balance at December 31, 2006	$2,750
Provisions	1,816
Claims settled	2,105
Currency translation adjustments	141

Balance at December 31, 2007	$2,602

(16)     Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Investments are carried at cost which approximates their fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional 2 month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During 2007 and 2006, we did not have any hedges that qualified for hedge accounting.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133 for the years ended December 31, 2007 and 2006. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. There were no net unrealized gains attributable to foreign currency forward contracts at December 31, 2007 and 2006. As of December 31, 2007, we had seven forward contracts to sell currencies with a face value of $2.0 million. This compares to three forward contracts to sell currencies with a face value of $0.6 million as of December 31, 2006.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(17)     Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2007
Net revenues	$343,596	$322,144	$–	$665,740
Inter-segment revenues	2	43	(45)	–
Operating income (loss)	26,287	50,690	(20,210)	56,767
Interest income				(393)
Interest expense				3,394
Other income, net				(1,257)
Income before income taxes				55,023
Identifiable assets	406,711	317,991	(48,233)	676,469
Capital expenditures	7,167	4,738	78	11,983
Depreciation and amortization	8,690	4,573	186	13,449

Year Ended December 31, 2006
Net revenues	$312,700	$279,011	$–	$591,711
Inter-segment revenues	3	2	(5)	–
Operating income (loss)	27,658	36,102	(16,250)	47,510
Interest income				(429)
Interest expense				5,546
Other income, net				134
Income before income taxes				42,259
Identifiable assets	370,128	256,362	(20,815)	605,675
Capital expenditures	5,262	4,642	29	9,933
Depreciation and amortization	8,494	4,907	199	13,600

Year Ended December 31, 2005
Net revenues	$251,276	$199,255	$–	$450,531
Inter-segment revenues	62	14	(76)	–
Operating income (loss)	27,842	19,081	(13,918)	33,005
Interest income				(579)
Interest expense				3,389
Other income, net				144
Income before income taxes				30,051
Identifiable assets	307,292	145,859	7,229	460,380
Capital expenditures	7,446	7,215	361	15,021
Depreciation and amortization	6,305	3,929	179	10,413

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

The total assets for of each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2007 and 2006. Corporate Identifiable Assets after elimination of intercompany assets were $9.2 million, $7.2 million, and $24.0 million for the periods ended December 31, 2007, 2006 and 2005, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2007	2006	2005
United States	$358,066	$311,056	$238,537
United Kingdom	46,659	41,071	16,122
Germany	38,339	28,240	22,463
Canada	31,492	32,102	28,451
Netherlands	23,652	19,087	24,184
France	19,169	23,357	14,327
Other	148,363	136,798	106,447

Total net revenues	$665,740	$591,711	$450,531

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31,
Long-lived assets by geographic area (In thousands)	2007	2006
United States	$59,471	$60,095
United Kingdom	31,728	33,065
China	10,726	10,188
Germany	10,415	9,453
France	9,234	8,276
Netherlands	3,761	3,434
Italy	4,279	3,267
Canada	223	487

Total long-lived assets	$129,838	$128,265

During February 2006 we acquired Hale Hamilton and Sagebrush. During December 2006 we sold SART. During July 2007 we acquired SEI.

(18)     Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Net revenues	$161,263	$165,937	$164,017	$174,523
Gross profit	44,792	49,821	47,552	53,202
Net income	7,407	10,018	10,365	10,121
Earnings per common share:
Basic	$0.46	$0.61	$0.63	$0.61
Diluted	0.45	0.60	0.62	0.60
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$37.49	$41.60	$47.56	$50.38
Low	32.78	34.68	37.24	39.34
Year ended December 31, 2006
Net revenues	$127,295	$144,389	$150,412	$169,615
Gross profit	38,338	42,121	43,478	48,971
Net income	5,164	6,458	7,323	10,383
Earnings per common share:
Basic	$0.33	$0.40	$0.46	$0.65
Diluted	0.32	0.40	0.45	0.63
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$29.50	$32.00	$31.90	$38.34
Low	25.34	26.90	26.82	29.85

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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
	(In thousands)
Year ended
December 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$2,523	$237	$142		$751	$2,151
Year ended
December 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,943	$973	$191	(2)	$584	$2,523
Year ended
December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$2,549	$388	$(321	)(3)	$673	$1,943

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Includes $130 and $6 thousand acquired in connection with the acquisitions of Hale Hamilton and Sagebrush, respectively.
(3)	Includes $(296) thousand acquired in connection with the acquisition of Mallard in 2004.