Form 10-Q
period 2008-03-30
CIRCOR INTERNATIONAL INC
filed 2008-05-01
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

25 Corporate Drive, Suite 130, Burlington, MA 01803-4238

Telephone: (781) 270-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2008, there were 16,828,445 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCO R INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,690	$34,662
Investments	4,036	8,861
Trade accounts receivable, less allowance for doubtful accounts of $2,238 and $2,151, respectively	137,295	125,663
Inventories	182,601	171,661
Prepaid expenses and other current assets	7,406	3,990
Deferred income taxes	8,979	8,220
Insurance receivable	7,131	6,885
Assets held for sale	312	312

Total Current Assets	390,450	360,254

PROPERTY, PLANT AND EQUIPMENT, NET	84,713	82,465
OTHER ASSETS:
Goodwill	181,732	169,110
Intangibles, net	47,097	47,373
Non-current insurance receivable	5,014	5,014
Other assets	907	12,253

TOTAL ASSETS	$709,913	$676,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,961	$82,038
Accrued expenses and other current liabilities	77,079	72,481
Accrued compensation and benefits	18,068	21,498
Asbestos liability	10,038	9,697
Income taxes payable	8,930	7,900
Notes payable and current portion of long-term debt	232	201

Total Current Liabilities	198,308	193,815

LONG-TERM DEBT, NET OF CURRENT PORTION	24,785	21,901
DEFERRED INCOME TAXES	20,065	19,106
LONG-TERM ASBESTOS LIABILITY	7,062	7,062
OTHER NON-CURRENT LIABILITIES	13,315	14,201
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,816,007 and 16,650,407 shares issued and outstanding at March 30, 2008 and December 31, 2007, respectively	168	167
Additional paid-in capital	245,966	240,000
Retained earnings	156,913	144,644
Accumulated other comprehensive income	43,331	35,573

Total Shareholders’ Equity	446,378	420,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,913	$676,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net revenues	$176,575	$161,263
Cost of revenues	121,686	116,471

GROSS PROFIT	54,889	44,792
Selling, general and administrative expenses	35,220	32,087
Special charges	160	691

OPERATING INCOME	19,509	12,014

Other (income) expense:
Interest income	(202)	(53)
Interest expense	347	1,271
Other, net	401	(97)

TOTAL OTHER EXPENSE	546	1,121

INCOME BEFORE INCOME TAXES	18,963	10,893
Provision for income taxes	6,068	3,486

NET INCOME	$12,895	$7,407

Earnings per common share:
Basic	$0.77	$0.46
Diluted	$0.76	$0.45
Weighted average number of common shares outstanding:
Basic	16,679	16,209
Diluted	16,872	16,533
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES
Net income	$12,895	$7,407
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,874	2,808
Amortization	656	626
Compensation expense of stock-based plans	1,503	966
Excess tax benefits of share compensation	(1,171)	(711)
(Gain) loss on sale of property, plant and equipment	(83)	31
Equity in undistributed earnings of affiliate	—	(56)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(6,858)	5,857
Inventories	(5,090)	(3,688)
Prepaid expenses and other assets	(3,477)	(6,123)
Accounts payable, accrued expenses and other liabilities	(3,138)	(10,161)

Net cash used in operating activities	(1,889)	(3,044)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,851)	(1,776)
Proceeds from the disposal of property, plant and equipment	94	341
Proceeds from the sale of investments	5,451	—

Net cash provided by (used in) investing activities	2,694	(1,435)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	16,500	25,244
Payments of long-term debt	(13,606)	(23,576)
Dividends paid	(626)	(609)
Proceeds from the exercise of stock options	2,115	965
Excess tax benefits of share compensation	1,171	711

Net cash provided by financing activities	5,554	2,735

Effect of exchange rate changes on cash and cash equivalents	1,669	142

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,028	(1,602)
Cash and cash equivalents at beginning of period	34,662	28,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,690	$27,050

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$4,564	$5,675
Interest	$393	$1,095

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

The consolidated balance sheet at December 31, 2007 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2007 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This Statement was adopted effective January 1, 2008 and did not have a material impact on our financial condition or results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement was adopted effective January 1, 2008 and did not have a material impact on our financial condition or results of operations.

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

As of March 30, 2008 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options and restricted stock units granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of March 30, 2008, there were 167,460 stock options, 441,670 restricted stock units, and 9,600 SARs outstanding. In addition, there were 917,581 shares available for grant under the 1999 Stock Plan as of March 30, 2008.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. We have not granted any stock options since 2005.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. 57,385 RSU MIPs with a per unit discount amount representing the fair values of $16.06 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended March 30, 2008. This compares to 60,031 RSU MIPS with fair values of $11.96 granted during the three months ended April 1, 2007.

In 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2008. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the three months ended March 30, 2008 and April 1, 2007, we granted 49,762 and 119,898 RSU Awards with approximate fair values of $48.66 and $36.23 per RSU, respectively.

Compensation expense related to RSU MIPS, RSU Awards, and SARs for the three month periods ended March 30, 2008, and April 1, 2007 was $1.5 million and $1.0 million, respectively. For the three months ended March 30, 2008 and April 1, 2007, $1.3 and $1.0 million were recorded as selling, general and administrative expense, respectively. For the three months ended March 30, 2008, an incremental $0.2 million associated with the Company’s CFO retirement, specifically the accelerated vesting of certain equity awards was recorded as special charges. As of March 30, 2008 there was $6.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.7 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of March 30, 2008 and changes during the three month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	273	$19.50
Granted	—	N/A
Exercised	(106)	19.74
Forfeited	—	N/A

Options outstanding at end of period	167	$19.35

Options exercisable at end of period	130	$17.79

The weighted average contractual terms for stock options outstanding and exercisable as of March 30, 2008 were 5.3 years and 4.9 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 30, 2008 was $2.8 million and the aggregate intrinsic value of stock options outstanding and exercisable as of March 30, 2008 was $4.5 million and $3.7 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of March 30, 2008 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	237	$31.87
Granted	50	46.31
Settled	(46)	29.50
Cancelled	(35)	27.78

RSU Awards outstanding at end of period	206	$35.90

RSU Awards vested and deferred at end of period	45	$30.06

The aggregate intrinsic value of RSU Awards settled during the three months ended March 30, 2008 was $3.2 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of March 30, 2008 was $9.5 million and $2.1 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of March 30, 2008 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	194	$19.20
Granted	57	32.60
Settled	(13)	14.84
Cancelled	(3)	15.40

RSU MIPs outstanding at end of period	235	$22.76

RSU MIPs vested and deferred at end of period	109	$21.02

The aggregate intrinsic value of RSU MIPs settled during the three months ended March 30, 2008 was $0.7 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of March 30, 2008 was $5.5 million and $2.7 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	March 30, 2008	December 31, 2007
Raw materials	$77,781	$73,499
Work in process	61,372	54,540
Finished goods	43,448	43,622

	$182,601	$171,661

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of March 30, 2008 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2007	$143,201	$25,909	$169,110
Purchase price adjustment of previous acquisition	11,278	—	11,278
Currency translation adjustments	1,348	(4)	1,344

Goodwill as of March 30, 2008	$155,827	$25,905	$181,732

The purchase price adjustment of $11.3 million relates to the release of funds placed in escrow upon the 2006 acquisition of Hale Hamilton Valves Limited (“Hale Hamilton”) and is considered a non-cash transaction.

The table below presents gross intangible assets and the related accumulated amortization as of March 30, 2008 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,736	$(5,348)
Trademarks and trade names	18,807	—
Land use rights	415	(24)
Customer relationships	27,534	(4,761)
Other	6,085	(1,347)

Total	$58,577	$(11,480)

Net carrying value of intangible assets	$47,097

The table below presents estimated remaining amortization expense for intangible assets recorded as of March 30, 2008 (In thousands):

	2008	2009	2010	2011	2012	After 2012
Estimated amortization expense	$1,870	$2,493	$2,493	$2,494	$2,218	$16,721

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended March 30, 2008
Net revenues	$88,450	$88,125	$—	$176,575
Intersegment revenues	—	12	(12)	—
Operating income (loss)	9,994	14,303	(4,788)	19,509
Interest income				(202)
Interest expense				347
Other expense, net				401

Income before income taxes				18,963

Identifiable assets	414,236	341,826	(46,149)	709,913
Capital expenditures	2,228	623	—	2,851
Depreciation and amortization	2,102	1,383	45	3,530
Three Months Ended April 1, 2007
Net revenues	$81,296	$79,967	$—	$161,263

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Intersegment revenues	2	—	(2)	—
Operating income (loss)	5,856	10,010	(3,852)	12,014
Interest income				(53)
Interest expense				1,271
Other income, net				(97)

Income before income taxes				10,893

Identifiable assets	373,449	257,423	(23,257)	607,615
Capital expenditures	802	959	15	1,776
Depreciation and amortization	2,137	1,252	45	3,434

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. For further discussion of the products included in each segment refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2007.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended March 30, 2008 and April 1, 2007. Corporate Identifiable Assets after elimination of intercompany assets were $11.6 million and $12.5 million as of March 30, 2008 and April 1, 2007, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as well as certain other amounts classified as special charges (In thousands):

	Reserve Balance Dec. 31, 2006	Provision 2007	Utilized 2007	Reserve Balance Dec. 31, 2007	Provision 2008	Utilized 2008	Reserve Balance March 30, 2008
	(in thousands)
Severance related	$—	$426	$(426)	$—	$—	$—	$—
Facility related	—	798	(798)	—	—	—	—

Total special charge reserve	$—	$1,224	$(1,224)	$—	$—	$—	$—

Gain on assets held for sale		(1,200)			—
Asset write-downs		141			—
CEO and CFO retirements		2,349			160

Total special charges		$2,514			$160

For the three months ended March 30, 2008 we recorded special charges of $0.2 million. These charges primarily relate to costs associated with the Company’s amended and restated CFO retirement agreement, specifically the accelerated vesting of certain share based awards.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	March 30, 2008			April 1, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$12,895	16,679	$0.77	$7,407	16,209	$0.46
Dilutive securities, common stock options	—	193	(0.01)	—	324	(0.01)

Diluted EPS	$12,895	16,872	$0.76	$7,407	16,533	$0.45

There were 94,173 and 138,272 anti-dilutive stock options and RSUs for the three months ended March 30, 2008 and April 1, 2007, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the three months ended March 30, 2008.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of March 30, 2008, we had six forward contracts to sell currencies with a face value of approximately $1.8 million. The net unrealized loss attributable to foreign currency forward contracts at March 30, 2008 was $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three months ended March 30, 2008 and April 1, 2007 consists of the following (In thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$12,895	$7,407
Cumulative translation adjustments	7,758	1,477

Total comprehensive income	$20,653	$8,884

(11) Commitments and Contingencies

Like many other manufacturers of fluid control products, our subsidiary Leslie Controls, Inc. (“Leslie”), which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. As of March 30, 2008, Leslie was a named defendant in approximately 756 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 27 other states (excluding Mississippi). Of these claims, approximately 374 involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition, Leslie was also a named defendant in approximately 4,800 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi cases have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these cases. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases. Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoiding defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. To date, Leslie’s defense and resolution of these asbestos-related claims have not had a material adverse effect on our financial condition, results of operations, or cash flows.

During the three months ended March 30, 2008, Leslie resolved a total of 89 asbestos cases for an aggregate indemnity amount of $1.3 million, of which 71% or $0.9 million was paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity during the three months ended March 30, 2008 as well as the financial impact on the Company of the asbestos litigation for the three months ended March 30, 2008 and April 1, 2007 (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

Three Months Ended March 30, 2008
Beginning open cases	707
Cases filed	138
Cases resolved and dismissed	(89)

Ending open cases	756

Ending open mesothelioma cases	374

	Three Months Ended
(In Thousands)	March 30, 2008	April 1, 2007
Settlement costs incurred	$1,283	$561
Adverse verdicts accrued	—	1,275
Defense cost incurred	2,426	1,745
Less insurance recoveries	(2,633)	(2,543)

Net pre-tax expense	$1,076	$1,038

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. Prior to the fourth quarter of 2007, with respect to its unresolved pending claims, Leslie did not believe that it had sufficient information to assess the likelihood of resolving such claims. Accordingly, Leslie accrued for defense costs as incurred, and accrued for pending claims only when resolution of a particular claim was probable and the probable loss was estimable. As a practical matter, the claims accrual generally occurred close in time to when a settlement agreement for a particular claim was reached. In most cases, settlement payments are paid to claimants within thirty to sixty days of settlement.

During the fourth quarter of 2007, Leslie determined that by using its historical (albeit brief) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007, Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. The recording of this liability resulted in a pretax charge of $2.6 million in the fourth quarter of 2007, net of insurance recoveries. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of March 30, 2008 and December 31, 2007 are provided below:

In Thousands	March 30, 2008	December 31, 2007
Existing claim indemnity liability	$13,366	$13,731
Incurred defense cost liability	$3,734	$3,028
Insurance receivable	$12,145	$11,899

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

On October 12, 2007, a jury verdict was rendered by a Los Angeles state court that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s current cost-sharing arrangements with its insurers, Leslie’s insurers pay 71% of defense and settlement costs associated with asbestos-related claims and Leslie is responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage is therefore reduced by 71% of any amounts paid through settlement or verdict.

As of March 30, 2008, excluding the impact of the October 12, 2007 adverse jury verdict, and without giving effect to our estimate for the indemnity cost of resolving pending claims, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $9.6 million. If the October 12, 2007 jury verdict were to stand, our primary layer of insurance could be reduced by an additional $1.8 million. Similarly, if our estimate of the indemnity cost of resolving pending claims is accurate, such resolution ultimately would further reduce the aggregate amount of primary layer indemnity by approximately $6.4 million. Based on its current estimate of costs to resolve Leslie’s pending asbestos claims, Leslie’s management believes that this primary layer of insurance should be sufficient to cover such pending claims. As set forth above, we cannot estimate the amount of any liabilities associated with such future claims and therefore cannot reasonably estimate when and if the primary insurance may be eroded. In addition, Leslie has limited available excess insurance coverage. Some of this excess insurance, however, lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries –Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke, Inc. (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.5 million at March 30, 2008. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to five years from March 30, 2008.

The following table contains information related to standby letters of credit instruments outstanding as of March 30, 2008 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$23,157
Greater than 12 months	21,369

Total	$44,526

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158. We recognized in the balance sheet the underfunded status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan in the year in which the change occurs are recognized through other comprehensive income. During the first quarter of 2007 we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year.

Effective March 1, 2008, the Company’s former Chief Executive Officer and Chief Financial Officer retired from the Company and became eligible for pension payments under the nonqualified, supplemental employees’ retirement plan (“SERP”). During the three months ended March 30, 2008, we did not make any cash contributions to our qualified defined benefit pension plan. For the remainder of 2008, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net benefit expense are as follows (In thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Service cost-benefits earned	$109	$161
Interest cost on benefits obligation	490	462
Estimated return on assets	(573)	(597)
Prior service cost amortization	5	5
Transition obligation amortization	(2)	(2)
(Gain)/loss amortization	31	15

Net periodic cost of defined pension benefit plans	$60	$44

(13) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at March 30, 2008, we had $1.9 million and $2.4 million of unrecognized benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2000. The Company has concluded examinations by the Internal Revenue Service through 2003.

In 2007, German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005. To date, there are no proposed adjustments.

The Company anticipates that by March 31, 2009, total unrecognized tax benefits will decrease by approximately $1.0 million as a result of proposed assessments of audits and expiration of the statute of limitations.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of March 30, 2008.

In connection with an industrial revenue bond financing arrangement, which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of March 30, 2008.

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

The following table sets forth information related to our product warranty reserves for the three months ended and as of March 30, 2008 (In thousands):

Balance at December 31, 2007	$2,602
Provisions	281
Claims settled	(276)
Currency translation adjustments	95

Balance at March 30, 2008	$2,702

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31 2007, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made thirteen acquisitions in the last seven years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton and its subsidiary Cambridge Fluid Systems, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets.

Regarding our first quarter 2008 financial results, we continue to enjoy healthy end market conditions that raised incoming order rates, with particular order strength from oil and gas markets as well as aerospace, maritime and naval defense. In addition, revenues hit a quarterly record of $176.6 million, an increase of 9.5% compared to the first quarter of 2007. Almost 70% or $10 million of this increase was due to higher foreign exchange rates. Net income rose 74% to $12.9 million and diluted earnings per share increased 69% to $0.76 per share, compared to $0.45 in the first quarter of 2007.

We enter the second quarter of 2008 with our highest ever customer order backlog, at $452 million. Nearly all of our end markets continue to be healthy, particularly world wide spending in oil and gas markets. Both segments have improved operating performance over the first quarter of 2007. Our Energy Products segment has achieved revenue and operating margins at near record levels while the profitability of our Instrumentation and Thermal Fluid Controls Products segment also improved during the first quarter 2008 compared to the same period in 2007. Productivity has improved within this segment although there continues to be cost pressure due to higher raw material costs and constraints on the supply of certain raw materials. These combined operational factors plus efficiencies gained from consolidating certain US facilities in 2007 have favorably impacted this segment’s profitability compared to the first three months of 2007.

Regarding cash flow and liquidity, we used $1.9 million in cash flow from operating activities in the first quarter 2008 compared to $3.0 million used in the same period of 2007. The use of cash for operating activities was primarily due to increases in working capital to support our 45% increase in customer order backlog as of March 30, 2008, compared to the year earlier period. As of March 30, 2008, we believe we remain a well-capitalized company with total debt-to-total capitalization of 5%.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured on an item-by-item basis determined based on the difference between the cost of the inventory and estimated market value. The provision for inventory allowance is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $182.6 million as of March 30, 2008, compared to $171.7 million as of December 31, 2007. Our inventory allowance as of March 30, 2008 was $12.6 million, compared with $11.6 million as of December 31, 2007. Our provision for inventory obsolescence was $1.3 million and $0.8 million for first quarter of 2008 and 2007, respectively.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Commitments and Contingencies “ in Note 11 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Impairment Analysis

As required by SFAS No. 142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that they may be impaired.

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Our policy is to perform goodwill and certain intangible asset impairment tests for each reporting unit on an annual basis and between annual tests in certain circumstances, if triggering events indicate impairment may have occurred. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate primarily based on our weighted average cost of capital. If these estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges. When the undiscounted estimated future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value.

The goodwill recorded on the consolidated balance sheet as of March 30, 2008 increased $12.6 million to $181.7 million compared to $169.1 million as of December 31, 2007. This increase is primarily due to the release of escrowed funds associated with the 2006 acquisition of Hale Hamilton and is considered a non-cash transaction. Based on impairment tests performed, there was no impairment of our goodwill as of December 31, 2007 and no indicators of impairment as of March 30, 2008 occurred during the three month period then ended.

In the fourth quarter of 2007, we recorded a pre-tax charge of $2.6 million related to the estimated indemnity costs to resolve open asbestos claims filed against Leslie Controls, which is reported in our Instrumentation and Thermal Fluid Controls Segment. As a result of the evolving factors associated with Leslie Controls’ asbestos matters, our outlook of diminished future cash flow for Leslie Controls was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie Controls in accordance with SFAS No. 144. The impairment analysis, which was completed as part of our year-end 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that the fair value of Leslie Control’s long-lived assets was at least equal to net book value, and no impairment charge was necessary. There are no other indicators of impairment as of March 30, 2008 and the fair value of Leslie Controls’ long-lived assets is at least equal to net book value.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our tax rate for 2007 included a benefit from research and development tax credit. Our effective tax rate was 31.1% and 30.6% for 2007 and 2006, respectively. For 2008, we expect an effective income tax rate of 32%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.6 million at March 30, 2008 and December 31, 2007, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement requires employers to recognize in their balance sheets the over-funded or under-funded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. We adopted the measurement provisions of this Statement beginning January 1, 2007. See Note 12 for further information on our benefit plans.

In 2008, we do not expect to make voluntary cash contributions to our pension plans, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended March 30, 2008 Compared to the Three Months Ended April 1, 2007

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended March 30, 2008 and April 1, 2007:

	(Dollars in thousands)
	Three Months Ended March 30, 2008		Three Months Ended April 1, 2007		% Change
Net revenues	$176,575	100.0%	$161,263	100.0%	9.5%
Cost of revenues	121,686	68.9	116,471	72.2	4.5

Gross profit	54,889	31.1	44,792	27.8	22.5
Selling, general and administrative expenses	35,220	19.9	32,087	19.9	9.8
Special charges	160	0.1	691	0.4	(76.8)

Operating income	19,509	11.0	12,014	7.5	62.4
Other (income) expense:
Interest expense, net	145	0.1	1,218	0.8	(88.1)
Other (income) expense, net	401	0.2	(97)	—	(513.4)

Total other expense	546	0.3	1,121	0.7	(51.3)

Income before income taxes	18,963	10.7	10,893	6.8	74.1
Provision for income taxes	6,068	3.4	3,486	2.2	74.1

Net income	$12,895	7.3%	$7,407	4.6%	74.1%

Net Revenues

Net revenues for the three months ended March 30, 2008 increased by $15.3 million, or 9.5%, to $176.6 million from $161.3 million for the three months ended April 1, 2007. The increase in net revenues for the three months ended March 30, 2008 was attributable to the following:

	Three Months Ended
Segment	March 30, 2008	April 1, 2007	Total Change	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$88,450	$81,296	$7,154	$4,098	$3,056
Energy	88,125	79,967	8,158	956	7,202

Total	$176,575	$161,263	$15,312	$5,054	$10,258

The Instrumentation and Thermal Fluid Controls Products segment accounted for 50% of net revenues for the three months ended March 30, 2008 and April 1, 2007, respectively. Likewise, the Energy Products segment accounted for 50% of net revenues for the three months ended March 30, 2008 and April 1, 2007, respectively.

Instrumentation and Thermal Fluid Controls Products revenues increased $7.2 million, or 9%, for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. This segment’s customer orders increased 31% in the first quarter 2008 compared to the same period last year with particular strength in maritime, naval defense, aerospace and military markets. Approximately 11% of this order growth was due to long-term naval defense orders to be shipped primarily in 2009 and 2010. This segment’s quarterly revenues also included a $3.1 million increase primarily due to higher Euro exchange rates compared to the US dollar. In 2008, we expect market conditions to remain steady for most of the general industrial, commercial HVAC, power generation, and aerospace end markets served by this segment. Excluding any 2008 acquisitions and currency fluctuations, we expect an organic revenue increase approximating 5% to 7% for the full year 2008 compared to the full year 2007 in this segment.

Energy Products revenues increased by $8.2 million, or 10%, for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. Higher foreign exchange rates, primarily the Euro, compared to the US dollar accounted for $7.2 million of the incremental revenue increase. Organic revenue increases of $5.6 million from large international projects and fabricated systems in North America were partially offset by $4.6 million lower revenue from standard products sold through distribution. This organic revenue increase is due to continued worldwide demand for oil and natural gas and the resultant high level of drilling, production, and distribution facilities. This increase in end market demand resulted in this segment’s customer backlog being 51% higher in first quarter 2008 compared to the same period last year and 15% higher compared to the fourth quarter of 2007. Orders were also up 23% compared to the first quarter 2007 and 63% higher compared to the fourth quarter 2007. Looking forward, we expect end market conditions to remain solid in 2008 but at a lower rate of growth. After three successive years in which this segment’s organic sales growth was nearly 20% per year, we expect the Energy Products Segment to have 2008 full year sales growth of 12% to 15% compared to 2007 excluding any 2008 acquisitions and currency fluctuations.

Gross Profit

Consolidated gross profit increased $10.1 million, or 22.5%, to $54.9 million for the quarter ended March 30, 2008 compared to $44.8 million for the quarter ended April 1, 2007. Consolidated gross margin increased 330 basis points to 31.1% for the quarter ended March 30, 2008 from 27.8% for the quarter ended April 1, 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $4.7 million or 19% for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. Gross profit increased on higher unit volume increases related to market growth as well as customer price increases, favorable currency rates, and improved productivity and product mix; however, these increases were partially offset by higher costs. The higher costs included continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold. In addition, we remain focused on lean manufacturing initiatives to not only achieve more linear and efficient production levels but also to ensure a more predictable flow of inventory from our global suppliers.

Gross profit for the Energy Products segment increased $5.4 million or 27% for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. This segment’s quarterly gross profit included an incremental $2.1 million increase in gross profit due to higher foreign exchange rates compared to the US dollar. The gross profit increase from the ongoing businesses was $3.3 million; $5.8 million came from large international projects and fabricated systems in North America partially offset by $2.5 million lower gross profit from standard products sold through distribution. The operational improvements that have led to the increase in gross profit from our businesses included: a favorable mix of large international oil and gas projects, customer price increases, and further increases in foreign-sourcing which helped to lower cost of goods sold.

Selling, General and Administration

Selling, general and administrative expenses increased $3.1 million, or 9.8%, to $35.2 million for the three months ended March 30, 2008 compared to $32.1 million for the three months ended April 1, 2007. Selling, general and administrative expenses as a percentage of revenues remained unchanged at 19.9% for the three months ending March 30, 2008 and April 1, 2007, respectively.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased 6.3% or $1.2 million compared to the first quarter 2007. Approximately half of the increase can be attributed to higher foreign exchange rates for the Euro and Pound Sterling with the remainder due to higher commissions and selling expense associated with revenue growth.

Selling, general and administrative expenses for the Energy Products segment increased 12% or $1.2 million. The majority of this increase was due in part to higher foreign exchange rates for the Euro. This segment also incurred higher commissions and selling expense related to its 10% revenue growth from the same period last year and its record backlog of $293 million as of March 30, 2008.

Corporate, general and administrative expenses increased $0.8 million in the first quarter of 2008 from the same period in 2007. The increase was primarily from higher bonuses and stock-based compensation.

Special Charges

Special charges of $0.2 million were recognized for the first quarter of 2008 compared to $0.7 million in the first quarter 2007. The special charges recognized in the first quarter of 2008 primarily resulted from amendments to the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards which were recorded as corporate expenses.

Operating Income

The change in operating income for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 was as follows:

	Three Months Ended
Segment	March 30, 2008	April 1, 2007	Total Change	Operations	Foreign Exchange
	(In thousands)
Instrumentation & Thermal Fluid Controls	$9,994	$5,856	$4,138	$3,699	$439
Energy	14,303	10,010	4,293	2,953	1,340
Corporate	(4,788)	(3,852)	(936)	(936)	—

Total	$19,509	$12,014	$7,495	$5,716	$1,779

Operating income increased 62% or $7.5 million for the three months ended March 30, 2008 compared to the three months ended April 1, 2007, on a 9.5% increase in revenues.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $4.1 million, or 71% for the first quarter of 2008 compared to the same period last year, as its operating margin increased 410 basis points to 11.3% on a revenue increase of 9%. Higher margin product mix, favorable foreign currency transactions, price increases and improved operating efficiencies helped offset higher raw material costs resulting in improved overall margins.

Operating income for the Energy Products segment increased $4.3 million, or 43% for the first quarter 2008, as its operating margin increased 370 basis points to 16.2% on a revenue increase of 10%, compared to the first quarter 2007. Its increased operating income benefited from a favorable mix of large international oil and gas projects, higher foreign exchange rates compared to the US dollar, price increases to customers, and further foreign sourcing that reduced cost of goods sold.

Interest Expense, Net

Interest expense, net, decreased $1.1 million to $0.1 million for the three months ended March 30, 2008 compared to the three months ended April 1, 2007. The decrease in interest expense, net was primarily due to lower debt borrowings from our revolving credit facility and higher interest income primarily from cash deposits.

Provision for Taxes

The effective income tax rate was 32.0% for each of the first quarters of 2008 and 2007. The increase in income tax expense in the first quarter 2008 compared to the first quarter 2007, was due to higher earnings.

Net Income

Net income increased 74% to $12.9 million in the first quarter 2008 on a revenue increase of 9.5%, compared to the same quarter in 2007. This increase is primarily attributable to increased profitability of both of our Energy Products and Instrumentation and Thermal Fluid Controls Products segments, favorable foreign exchange rates compared to the US dollar, as well as lower interest expense partially offset by higher production and selling costs and higher corporate expenses.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, and debt service costs. Excluding our first quarter results, we have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three months ended March 30, 2008 (In thousands):

Cash flow (used in) or provided by:
Operating activities	$(1,889)
Investing activities	2,694
Financing activities	5,554
Effect of exchange rates on cash and cash equivalents	1,669

Increase in cash and cash equivalents	$8,028

During the three months ended March 30, 2008, we used $1.9 million in cash from operating activities compared to $3.0 million used during the three months ended April 1, 2007. The use of cash for operating activities was primarily due to increases in working capital to support our 45% increase in backlog as of March 30, 2008, compared to the same period in 2007. The $2.7 million provided by investing activities consisted primarily of $5.5 million in proceeds from sale of investments, offset by $2.9 million used for the purchase of capital equipment. Financing activities provided $5.6 million which included: a net $2.9 million of debt borrowings and $3.3 million of proceeds from the exercise of share-based compensation and related income tax effects, offset by $0.6 million used to pay dividends to shareholders.

As of March 30, 2008 and December 31, 2007, total debt was $25.0 million and $22.1 million, respectively. Total debt as a percentage of total shareholders’ equity was 6% as of March 30, 2008 compared to 5% as of December 31, 2007.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $19.3 million and $16.2 million as of March 30, 2008 and December 31, 2007, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 30, 2008 and December 31, 2007.

The ratio of current assets to current liabilities was 1.97:1 at March 30, 2008, and 1.86:1 at December 31, 2007. Cash and cash equivalents were $42.7 million as of March 30, 2008, compared to $34.7 million as of December 31, 2007.

In 2008, we expect cash flow from operating activities to be between $55 million to $60 million, with expected uses for capital expenditures of nearly $17 million, $20 million for payments to reduce our outstanding revolving credit facility balance, and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

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

Interest Rate Sensitivity Risk

As of March 30, 2008, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term interest rates. We had $19.3 million borrowed under our revolving credit facility as of March 30, 2008. Based upon expected levels of borrowings under our credit facility in 2008 and our current balances for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of March 30, 2008, we had forward contracts to sell currencies with a face value of approximately $1.8 million. The net unrealized loss attributable to foreign currency forward contracts at March 30, 2008 was $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 30, 2008 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Like many other manufacturers of fluid control products, our subsidiary Leslie Controls, Inc. (“Leslie”), which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. As of March 30, 2008, Leslie was a named defendant in approximately 756 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 27 other states (excluding Mississippi). Of these claims, approximately 374 involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition, Leslie was also a named defendant in approximately 4,800 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi cases have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these cases. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases. Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoiding defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. To date, Leslie’s defense and resolution of these asbestos-related claims have not had a material adverse effect on our financial condition, results of operations, or cash flows.

During the three months ended March 30, 2008, Leslie resolved a total of 89 asbestos cases for an aggregate indemnity amount of $1.3 million, of which 71% or $0.9 million was paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity during the three months ended March 30, 2008 as well as the financial impact on the Company of the asbestos litigation for the three months ended March 30, 2008 and April 1, 2007 (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

Three Months Ended March 30, 2008
Beginning open cases	707
Cases filed	138
Cases resolved and dismissed	(89)

Ending open cases	756

Ending open mesothelioma cases	374

	Three Months Ended
(In Thousands)	March 30, 2008	April 1, 2007
Settlement costs incurred	$1,283	$561
Adverse verdicts accrued	—	1,275
Defense cost incurred	2,426	1,745
Less insurance recoveries	(2,633)	(2,543)

Net pre-tax expense	$1,076	$1,038

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. Prior to the fourth quarter of 2007, with respect to its unresolved pending claims, Leslie did not believe that it had sufficient information to assess the likelihood of resolving such claims. Accordingly, Leslie accrued for defense costs as incurred, and accrued for pending claims only when resolution of a particular claim was probable and the probable loss was estimable. As a practical matter, the claims accrual generally occurred close in time to when a settlement agreement for a particular claim was reached. In most cases, settlement payments are paid to claimants within thirty to sixty days of settlement.

During the fourth quarter of 2007, Leslie determined that by using its historical (albeit brief) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007, Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. The recording of this liability resulted in a pretax charge of $2.6 million in the fourth quarter of 2007, net of insurance recoveries. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of March 30, 2008 and December 31, 2007 are provided below:

In Thousands	March 30, 2008	December 31, 2007
Existing claim indemnity liability	$13,366	$13,731
Incurred defense cost liability	$3,734	$3,028
Insurance receivable	$12,145	$11,899

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

On October 12, 2007, a jury verdict was rendered by a Los Angeles state court that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s current cost-sharing arrangements with its insurers, Leslie’s insurers pay 71% of defense and settlement costs associated with asbestos-related claims and Leslie is responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage is therefore reduced by 71% of any amounts paid through settlement or verdict.

As of March 30, 2008, excluding the impact of the October 12, 2007 adverse jury verdict, and without giving effect to our estimate for the indemnity cost of resolving pending claims, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $9.6 million. If the October 12, 2007 jury verdict were to stand, our primary layer of insurance could be reduced by an additional $1.8 million. Similarly, if our estimate of the indemnity cost of resolving pending claims is accurate, such resolution ultimately would further reduce the aggregate amount of primary layer indemnity by approximately $6.4 million. Based on its current estimate of costs to resolve Leslie’s pending asbestos claims, Leslie’s management believes that this primary layer of insurance should be sufficient to cover such pending claims. As set forth above, we cannot estimate the amount of any liabilities associated with such future claims and therefore cannot reasonably estimate when and if the primary insurance may be eroded. In addition, Leslie has limited available excess insurance coverage. Some of this excess insurance, however, lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, if its primary insurance layer were exhausted, Leslie would likely become responsible for a substantial majority of any defense and indemnity costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries –Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke, Inc. (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part 1 filed on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 30, 2008 and December 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the Form 10

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

Exhibit No.	Description and Location
4.3	Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

10.31	Severance Agreement dated March 24, 2008 by and between CIRCOR International, Inc. and A. William Higgins is incorporated herein by reference to Exhibit 10.31 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 1, 2008	/s/ A. William Higgins
A. William Higgins
President, Chief Executive Officer and Director
Principal Executive Officer

Date: May 1, 2008	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 1, 2008	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer