Form 10-Q
period 2008-06-29
CIRCOR INTERNATIONAL INC
filed 2008-07-31
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Identification No. 04-3477276

c/o Circor, Inc.

25 Corporate Drive, Suite 130, Burlington, MA 01803-4238

Telephone: (781) 270-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2008, there were 16,834,690 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS – CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except per share data)	June 29, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,835	$34,662
Investments	31,590	8,861
Trade accounts receivable, less allowance for doubtful accounts of $2,225 and $2,151 respectively	144,876	125,663
Inventories	179,953	171,661
Prepaid expenses and other current assets	6,435	3,990
Deferred income taxes	8,927	8,220
Insurance receivable	6,912	6,885
Assets held for sale	—	312

Total Current Assets	417,528	360,254

PROPERTY, PLANT AND EQUIPMENT, NET	85,617	82,465
OTHER ASSETS:
Goodwill	184,914	169,110
Intangibles, net	47,733	47,373
Non-current insurance receivable	5,848	5,014
Other assets	1,912	12,253

TOTAL ASSETS	$743,552	$676,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,322	$82,038
Accrued expenses and other current liabilities	77,072	72,481
Accrued compensation and benefits	19,501	21,498
Asbestos liability	9,723	9,697
Income taxes payable	14,259	7,900
Notes payable and current portion of long-term debt	388	201

Total Current Liabilities	212,265	193,815

LONG-TERM DEBT, NET OF CURRENT PORTION	23,241	21,901
DEFERRED INCOME TAXES	19,786	19,106
LONG-TERM ASBESTOS LIABILITY	8,774	7,062
OTHER NON-CURRENT LIABILITIES	13,528	14,201
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,834,495 and 16,650,407 issued and outstanding at June 29, 2008 and December 31, 2007, respectively	168	167
Additional paid-in capital	247,159	240,000
Retained earnings	174,689	144,644
Accumulated other comprehensive income	43,942	35,573

Total Shareholders’ Equity	465,958	420,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$743,552	$676,469

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net revenues	$206,605	$165,937	$383,180	$327,200
Cost of revenues	139,698	116,116	261,383	232,587

GROSS PROFIT	66,907	49,821	121,797	94,613
Selling, general and administrative expenses	39,417	33,376	74,637	65,464
Special charges	—	615	160	1,305

OPERATING INCOME	27,490	15,830	47,000	27,844

Other (income) expense:
Interest income	(305)	(77)	(506)	(130)
Interest expense	282	961	629	2,232
Other, net	248	214	648	118

Total other expense	225	1,098	771	2,220

INCOME BEFORE INCOME TAXES	27,265	14,732	46,229	25,624
Provision for income taxes	8,840	4,714	14,909	8,200

NET INCOME	$18,425	$10,018	$31,320	$17,424

Earnings per common share:
Basic	$1.09	$0.61	$1.87	$1.07
Diluted	$1.08	$0.60	$1.85	$1.05
Weighted average number of common shares outstanding:
Basic	16,829	16,390	16,756	16,301
Diluted	17,053	16,679	16,965	16,582
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES
Net income	$31,320	$17,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,851	5,620
Amortization	1,332	1,258
Compensation expense of stock-based plans	2,642	1,711
Excess tax benefits of share compensation	(1,639)	(2,065)
Gain on sale of property, plant and equipment	(60)	(28)
Loss on disposal of assets held for sale	1	210
Equity in undistributed earnings of affiliate	—	43
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(13,668)	938
Inventories	(1,039)	(15,276)
Prepaid expenses and other assets	(3,044)	(6,927)
Accounts payable, accrued expenses and other liabilities	12,015	2,367

Net cash provided by operating activities	33,711	5,275

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,267)	(4,042)
Proceeds from the disposal of property, plant and equipment	162	412
Proceeds from the sale of assets held for sale	311	508
Business acquisitions, net of cash acquired	(7,263)	—
Purchase of investments	(91,346)	—
Proceeds from sale of investments	69,306	—

Net cash (used in) investing activities	(35,097)	(3,122)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	54,505	45,994
Payments of long-term debt	(53,294)	(55,616)
Dividends paid	(1,257)	(1,223)
Proceeds from the exercise of stock options	2,275	2,611
Excess tax benefits of share compensation	1,639	2,065

Net cash provided by (used in) financing activities	3,868	(6,169)

Effect of exchange rate changes on cash and cash equivalents	1,691	645

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,173	(3,371)
Cash and cash equivalents at beginning of period	34,662	28,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,835	$25,281

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$7,882	$7,024
Interest	$1,017	$2,178

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

As of June 29, 2008 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options and restricted stock units granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of June 29, 2008, there were 159,320 stock options, 451,885 restricted stock units, and 9,600 SARs outstanding. In addition, there were 896,737 shares available for grant under the 1999 Stock Plan as of June 29, 2008.

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

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. During the first half of 2008, 57,385 RSU MIPs with a per unit discount of $16.06 which represents the RSU fair value were granted under the CIRCOR Management Stock Purchase Plan. This compares to 60,031 RSU MIPs with fair values of $11.96 issued in the first half of 2007.

In 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the six months ended June 29, 2008 and July 1, 2007, we granted 80,497 and 121,875 RSU Awards with approximate fair values of $47.37 and $36.24 per RSU, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the six month periods ended June 29, 2008, and July 1, 2007 was $2.7 million and $1.7 million, respectively. For the six months ended June 29, 2008 and July 1, 2007, $2.5 million and $1.7 million were recorded as selling, general and administrative expense. For the three and six months ended June 29, 2008, an incremental $0.2 million associated with the Company’s CFO retirement agreement, specifically the accelerated vesting of certain equity awards was recorded as special charges. As of June 29, 2008 there was $6.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 5.17 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of June 29, 2008 and changes during the six month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	273	$19.50
Granted	—	N/A
Exercised	(114)	19.98
Forfeited	—	N/A

Options outstanding at end of period	159	$19.16

Options exercisable at end of period	123	$17.47

The weighted average contractual terms for stock options outstanding and exercisable as of June 29, 2008 were 5.0 years and 4.6 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 29, 2008 was $3.0 million and the aggregate intrinsic value of stock options outstanding and exercisable as of June 29, 2008 was $4.9 million and $4.0 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of June 29, 2008 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	237	$31.87
Granted	80	47.37
Settled	(56)	30.55
Cancelled	(42)	32.34

RSU Awards outstanding at end of period	219	$37.81

RSU Awards vested and deferred at end of period	38	$31.37

The aggregate intrinsic value of RSU Awards settled during the six months ended June 29, 2008 was $3.9 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of June 29, 2008 was $10.9 million and $1.9 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of June 29, 2008 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	194	$19.20
Granted	57	32.60
Settled	(13)	14.84
Cancelled	(5)	23.37

RSU MIPs outstanding at end of period	233	$22.65

RSU MIPs vested and deferred at end of period	109	$21.02

The aggregate intrinsic value of RSU MIPs settled during the six months ended June 29, 2008 was $0.7 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of June 29, 2008 was $6.3 million and $3.1 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	June 29, 008	December 31, 2007
Raw materials	$71,483	$73,499
Work in process	65,161	54,540
Finished goods	43,309	43,622

	$179,953	$171,661

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of June 29, 2008 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2007	$143,201	$25,909	$169,110
Acquisition	4,307	—	4,307
Purchase price adjustment of previous acquisition	10,028	—	10,028
Currency translation adjustments	1,403	66	1,469

Goodwill as of June 29, 2008	$158,939	$25,975	$184,914

The purchase price adjustment is comprised of two items: $11.3 million relates to the release of funds placed in escrow upon the 2006 acquisition of Hale Hamilton Valves Limited (“Hale Hamilton”). This amount is partially offset by a $1.3 million purchase accounting adjustment relating to the valuation of intangible assets as we finalized our purchase accounting for the 2007 acquisition of Survival Engineering, Inc. (“SEI”). Both are considered non-cash transactions. The $4.3 million acquisition amount relates to our May 2008 acquisition of Motor Technology, Inc. (“MTI”). The purchase accounting amount for this transaction is expected to be finalized by the end of 2008.

The table below presents the gross intangible assets and the related accumulated amortization as of June 29, 2008 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	6,029	(5,387)
Trademarks and trade names	19,253	—
Land procurement	424	(27)
Customer relationships	28,103	(5,327)
Other	6,093	(1,417)

Total	59,902	(12,158)

Net carrying value of intangible assets	47,744

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 29, 2008 (In thousands):

	2008	2009	2010	2011	2012	After 2012
Estimated amortization expense	$1,363	$2,585	$2,585	$2,585	$2,309	$17,141

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended June 29, 2008
Net revenues	$98,867	$107,738	$—	$206,605
Intersegment revenues	—	180	(180)	—
Operating income	10,823	21,938	(5,271)	27,490
Interest income				(305)
Interest expense				282
Other, net				248

Income before income taxes				$27,265

Identifiable assets	423,961	369,805	(50,214)	743,552
Capital expenditures	2,416	985	32	3,433
Depreciation and amortization	2,205	1,402	46	3,653

Three Months Ended July 1, 2007
Net revenues	$85,740	$80,197	$—	$165,937
Intersegment revenues	—	—	—	—
Operating income	6,824	13,062	(4,056)	15,830
Interest income				(77)
Interest expense				961
Other, net				214

Income before income taxes				$14,732

Identifiable assets	375,026	280,859	(30,065)	625,820
Capital expenditures	1,264	963	39	2,266
Depreciation and amortization	2,150	1,241	52	3,443

Six Months Ended June, 2008
Net revenues	$187,317	$195,863	$—	$383,180
Intersegment revenues	—	192	(192)	—
Operating income	20,817	36,241	(10,058)	47,000
Interest income				(506)
Interest expense				629
Other, net				648

Income before income taxes				$46,229

Identifiable assets	423,961	369,805	(50,214)	743,552
Capital expenditures	4,643	1,609	32	6,284
Depreciation and amortization	4,306	2,786	91	7,183

Six Months Ended July 1, 2007
Net revenues	$167,036	$160,164	$—	$327,200
Intersegment revenues	2	—	(2)	—
Operating income	12,681	23,072	(7,909)	27,844
Interest income				(130)
Interest expense				2,232
Other, net				118

Income before income taxes				$25,624

Identifiable assets	375,026	280,859	(30,065)	625,820
Capital expenditures	2,066	1,922	54	4,042
Depreciation and amortization	4,287	2,494	97	6,878

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of June 29, 2008 and July 1, 2007. Corporate Identifiable Assets, after elimination of intercompany assets were $11.3 million and $14.0 million as of June 29, 2008 and July 1, 2007, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as well as certain other amounts classified as special charges (In thousands):

	Reserve Balance Dec. 31, 2006	Provision 2007	Utilized 2007	Reserve Balance Dec. 31, 2007	Provision 2008	Utilized 2008	Reserve Balance June 29, 2008
	(in thousands)
Severance related	$—	$426	$(426)	$—	$—	$—	$—
Facility related	—	798	(798)	—	—	—	—

Total special charge reserve	$—	$1,224	$(1,224)	$—	$—	$—	$—

Gain on assets held for sale		(1,200)			—
Asset write-downs		141			—
CEO and CFO retirements		2,349			160

Total special charges		$2,514			$160

For the six months ended June 29, 2008, we recorded special charges of $0.2 million. These charges primarily relate to costs associated with the Company’s amended and restated CFO retirement agreement, specifically the accelerated vesting of certain share based awards.

(8) Earnings per Common Share (In thousands, except per share amounts):

	Three Months Ended
	June 29, 2008			July 1, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$18,425	16,829	$1.09	$10,018	16,390	$0.61
Dilutive securities, principally common stock options	—	224	(0.01)	—	289	(0.01)

Diluted EPS	$18,425	17,053	$1.08	$10,018	16,679	$0.60

	Six Months Ended
	June 29, 2008			July 1, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$31,320	16,756	$1.87	$17,424	16,301	$1.07
Dilutive securities, principally common stock options	—	209	(0.02)	—	281	(0.02)

Diluted EPS	$31,320	16,965	$1.85	$17,424	16,582	$1.05

There were no anti-dilutive stock options and RSUs for the three and six months ended June 29, 2008 and July 1, 2007, respectively.

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

Accounting Policies

Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the six month periods ended June 29, 2008 and July 1, 2007.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of June 29, 2008, we had five forward contracts to sell currencies with a face value of approximately $1.2 million. The net unrealized losses attributable to foreign currency forward contracts at June 29, 2008 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three and six months ended June 29, 2008 and July 1, 2007 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$18,425	$10,018	$31,320	$17,424
Cumulative translation adjustments	611	3,175	8,369	4,651

Total comprehensive income	$19,036	$13,193	$39,689	$22,075

(11) Contingencies and Commitments

Asbestos Litigation

Background

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

As of the end of Q2 2008, Leslie was a named defendant in approximately 846 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 25 other states. Approximately 413 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie was also a named defendant in approximately 4,800 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases.

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements.

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

Accounting—Liability Estimation

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

During the fourth quarter of 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007, Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. The recording of this liability resulted in a pretax charge of $2.6 million in the fourth quarter of 2007, net of insurance recoveries.

During the second quarter 2008, we increased the existing claim indemnity cost liability by an additional $1.7 million to reflect an increase in the number of net open claims during the first half of 2008. This increase, which raises the total estimated indemnity cost for open claims to $10.7 million, resulted in a pretax charge of $0.9 million, net of insurance recoveries, during the second quarter 2008. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of June 29, 2008 and December 31, 2007 are provided below:

In Thousands	June 29, 2008	December 31, 2007
Existing claim indemnity liability	$14,914	$13,731
Incurred defense cost liability	$3,583	$3,028
Insurance receivable	$12,760	$11,899

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, very recent and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

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

Q2 and YTD 2008 Experience and Financial Statement Impact

During the three months ended June 29, 2008, Leslie resolved a total of 78 asbestos claims. For the three and six months ended June 29, 2008, aggregate indemnity costs totaled $0.9 million and $2.1 million, respectively, of which 71% or $0.6 and $1.5 million were paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity during the three months ended June 29, 2008 as well as the financial impact on the Company of the asbestos litigation for the three and six months ended June 29, 2008 and July 1, 2007 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended June 29, 2008
Beginning open claims	756
Claims filed	168
Claims resolved and dismissed	(78)

Ending open claims	846

Ending open mesothelioma claims	413

	Three Months Ended		Six Months Ended
(In Thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Indemnity—settlement costs incurred	$864	$1,575	$2,147	$2,136
Interest costs (verdicts being appealed)	90	—	90	—
Indemnity—adverse verdicts accrued	—	—	—	1,275
Open claim indemnity accrual	1,712	—	1,712	—
Defense cost incurred	2,729	1,939	5,155	3,684
Less insurance recoveries	(3,385)	(2,495)	(6,019)	(5,037)

Net pre-tax expense	$2,010	$1,019	$3,085	$2,058

Insurance

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

In addition to its primary layer of insurance, Leslie does have limited available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, upon exhaustion of its primary layer of insurance, Leslie will become responsible for a substantial majority of any indemnity and defense costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

As of June 29, 2008, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $9.0 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims as well as the October 12th jury verdict, Leslie has now recorded a receivable for the maximum amount of available primary layer insurance. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by an insurance recovery until such time as the aggregate amount of indemnity claims actually paid out by the primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which policy limits would be reached could be significantly shorter than three years.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 4% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $43.2 million at June 29, 2008. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments related to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 4.9 years from June 29, 2008.

The following table contains information related to standby letters of credit instruments outstanding as of June 29, 2008 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$14,331
Greater than 12 months	28,852

Total	$43,183

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

Effective March 1, 2008, the Company’s former Chief Executive Officer and Chief Financial Officer retired from the Company and became eligible for pension payments under the nonqualified, supplemental employees’ retirement plan (“SERP”). During the six months ended June 29, 2008, we did not make any cash contributions to our qualified defined benefit pension plan. During the remainder of 2008, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost-benefits earned	$109	$161	$218	$322
Interest cost on benefits obligation	490	462	980	924
Estimated return on assets	(573)	(597)	(1,146)	(1,194)
Prior service cost amortization	5	5	10	10
Transition obligation amortization	—	(2)	(2)	(4)
(Gain)/loss amortization	31	15	62	30

Net periodic cost of defined benefit pension plans	$62	$44	$122	$88

(13) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at June 29, 2008, we have $1.9 million and $2.1 million of unrecognized benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2000. The Company has concluded examinations by the Internal Revenue Service through 2003.

In the first quarter of 2008, tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005. To date, there are no proposed adjustments.

The Company anticipates that by June 30, 2009, approximately $0.9 of the FIN 48 unrecognized benefit will be recognized as a result of the German audit completion.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded for those agreements as of June 29, 2008.

In connection with an industrial revenue bond financing arrangement, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for this arrangement as of June 29, 2008.

We record provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability could be required.

The following table sets forth information related to our product warranty reserves for the six months ended June 29, 2008 (In thousands):

Balance at December 31, 2007	$2,602
Provisions	912
Claims settled	(851)
Currency translation adjustments	95

Balance at June 29, 2008	$2,758

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to successfully defend product liability actions including asbestos cases impacting our Leslie subsidiary, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2007, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made fourteen acquisitions in the last seven years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Technology, Inc. (“MTI”), a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets.

Regarding our second quarter 2008 financial results, we continue to enjoy generally healthy end market conditions. Revenues hit another quarterly Company record of $207 million, an increase of 25% compared to the second quarter of 2007. Net income rose 84% to $18.4 million and diluted earnings per share increased 80% to $1.08 per share, compared to net income of $10.0 million and $0.60 per share, respectively in the second quarter of 2007.

We enter the third quarter of 2008 with customer order backlog of $446 million. Nearly all of our end markets continue to be healthy, particularly worldwide spending in the oil and gas markets. Both segments have improved operating performance over the first half of 2007 due primarily to favorable pricing, mix, volume and productivity partially offset by raw material price increases and the impact of China RMB currency compared to the U.S. dollar. Our Energy Products segment has achieved revenue and operating margins at near record levels while the profitability of our Instrumentation and Thermal Fluid Controls Products segment also improved during the first half of 2008. Productivity has improved within this segment, although we continue to experience cost pressure due to higher raw material costs, including freight, and constraints on the supply of certain raw materials. These combined operational factors plus efficiencies gained from consolidating certain US facilities in 2007 have favorably impacted this segment’s profitability, compared to the first half of 2007.

Regarding cash flow and liquidity, we generated $33.7 million in cash flow from operating activities in the first half of 2008, $28.4 million more than the amount in the same period of 2007. The higher cash generated from operating activities was primarily due to increases in net income and more efficient use of working capital. As of June 29, 2008, we believe we remain a well-capitalized company with total debt-to-total capitalization of 5%.

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

Investments

Investments consist of guaranteed investment contracts, all of which are currently designated as available for sale and are carried at fair value.

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value. The provision for inventory allowance is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Our net inventory balance was $180.0 million as of June 29, 2008 compared to $171.7 million as of December 31, 2007. Our inventory allowance as of June 29, 2008 was $13.1 million, compared with $11.6 million as of December 31, 2007. Our provision for excess, slow moving and obsolete inventory was $2.3 million for the first six months of 2008 compared to $2.0 million for the same period in 2007.

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

The goodwill recorded on the consolidated balance sheet as of June 29, 2008 was $184.9 million compared with $169.1 million as of December 31, 2007. Based on impairment tests performed, there was no impairment of our goodwill as of December 31, 2007 and no indications of impairment as of June 29, 2008 occurred during the three and six month periods then ended.

In the fourth quarter of 2007, we recorded a pre-tax charge of $2.6 million related to the estimated indemnity costs to resolve open asbestos claims filed against Leslie Controls, which is reported in our Instrumentation and Thermal Fluid Controls Segment. As a result of the evolving factors associated with Leslie Controls’ asbestos matters, our outlook of diminished future cash flow for Leslie Controls was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie Controls in accordance with SFAS No. 144. The impairment analysis, which was completed as part of our year-end 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that the fair value of Leslie’s long-lived assets was at least equal to net book value, and no impairment charge was necessary. There are no other indicators of impairment as of June 29, 2008 and we believe the fair value of Leslie’s long-lived assets is at least equal to net book value.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our tax rate for 2007 included a benefit from research and development tax credits. Our effective tax rate was 31.1% and 30.6% for 2007 and 2006, respectively. For 2008, we expect an effective income tax rate of 32.3%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.6 million at June 29, 2008 and December 31, 2007, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan that covers substantially all of our salaried and hourly non-union employees in the United States who were employed by the Company as of or prior to July 1, 2006, and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our U.S. employees are eligible to participate.

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

Results of Operations for the Three Months Ended June 29, 2008 Compared to the Three Months Ended July 1, 2007.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended June 29, 2008 and July 1, 2007:

	Three Months Ended
	June 29, 2008		July 1, 2007		% Change
	(Dollars in thousands)
Net revenues	$206,605	100.0%	$165,937	100.0%	24.5%
Cost of revenues	139,698	67.6%	116,116	70.0%	20.3%

Gross profit	66,907	32.4%	49,821	30.0%	34.3%
Selling, general and administrative expenses	39,417	19.1%	33,376	20.1%	18.1%
Special charges	—	0.0%	615	0.4%	Nmf

Operating income	27,490	13.3%	15,830	9.5%	73.7%
Other (income) expense:
Interest (income) expense, net	(23)	0.0%	884	0.5%	-102.6%
Other expense, net	248	0.1%	214	0.1%	15.9%

Total other expense	225	0.1%	1,098	0.7%	-79.5%

Income before income taxes	27,265	13.2%	14,732	8.9%	85.1%
Provision for income taxes	8,840	4.3%	4,714	2.8%	87.5%

Net income	$18,425	8.9%	$10,018	6.0%	83.9%

Net Revenue

Net revenues for the three months ended June 29, 2008 increased by $40.7 million, or 25%, to $206.6 million from $165.9 million for the three months ended July 1, 2007. The increase in net revenues for the three months ended June 29, 2008 was attributable to the following:

	Three Months Ended
Segment	June 29, 2008	July 1, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$98,867	$85,740	$13,127	$552	$9,191	$3,384
Energy	107,738	80,197	27,541	—	18,048	9,493

Total	$206,605	$165,937	$40,668	$552	$27,239	$12,877

The Instrumentation and Thermal Fluid Controls Products segment accounted for 48% of net revenues for the three months ended June 29, 2008 compared to 52% for the three months ended July 1, 2007. The Energy Products segment accounted for 52% of net revenues for the three months ended June 29, 2008 compared to 48% for the three months ended July 1, 2007.

Instrumentation and Thermal Fluid Controls Products revenues increased $13.1 million, or 15%, for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007. This segment’s customer orders increased 2% in the second quarter 2008 compared to the same period last year. This segment’s quarterly revenues also included an increase of approximately $3.4 million primarily due to higher Euro exchange rates compared to the US dollar and $0.6 million increase due to the acquisition of MTI. For the remainder of 2008, we are cautious on North American markets, with softness in commercial airline after-markets and some general industrial markets. In contrast, we expect continued strong global demand for power generation, refining, and general industrial markets outside the U.S. served by this segment. Excluding any additional 2008 acquisitions in this segment and currency fluctuations, we expect an organic revenue increase of approximately 8% to 11% for the full year 2008 compared to the full year 2007.

Energy Products revenues increased by $27.5 million, or 34%, for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007. Organic revenue increases of $18.0 million were primarily driven by large international projects and fabricated systems in North America partially offset by lower revenue from standard products sold through distribution. This organic revenue increase is due to continued worldwide demand for oil and natural gas and the resultant high level of investment in drilling, production, and distribution facilities. Higher foreign exchange rates, primarily the Euro, compared to the US dollar also accounted for $9.5 million of the quarterly revenue increase. End market demand resulted in this segment’s customer backlog being 16% higher at the end of second quarter 2008 compared to the same period last year. Orders were down 25% compared to the second quarter 2007 primarily due to a record level of orders achieved in the second quarter 2007. Looking forward, we expect end market conditions to remain strong in 2008. We expect the Energy Products Segment to have 2008 full year sales growth of 15% to 18% compared to 2007 excluding any 2008 acquisitions and currency fluctuations.

Gross Profit

Consolidated gross profit increased $17.1 million, or 34%, to $66.9 million for the quarter ended June 29, 2008 compared to $49.8 million for the quarter ended July 1, 2007. Consolidated gross margin increased 240 basis points to 32.4% for the quarter ended June 29, 2008 from 30.0% for the quarter ended July 1, 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $5.8 million or 22% for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007. Gross profit increased on higher unit volume increases related to market growth as well as customer price increases, favorable currency rates, and improved productivity and product mix; however, these increases were partially offset by higher costs including continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys. In addition, the acquisition of MTI during the second quarter of 2008 accounted for $0.2 million in gross profit. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold. We also remain focused on lean manufacturing initiatives to not only achieve more linear and efficient production levels but to ensure a more predictable flow of inventory from our global suppliers.

Gross profit for the Energy Products segment increased $11.3 million or 48% for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007. The gross profit increase was comprised of $3.2 million due to higher foreign exchange rates compared to the US dollar and $8.1 million due to other activities primarily driven by higher unit volumes, favorable mix and pricing of large international projects, and improved productivity. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar affecting our energy products sold through distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million, or 18%, to $39.4 million for the three months ended June 29, 2008 compared to $33.4 million for the three months ended July 1, 2007.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by 13% or $2.4 million compared to the second quarter 2007. Approximately $0.9 million of the increase can be attributed to higher asbestos related costs, $1.0 million due to higher foreign exchange rates for the Euro and Pound Sterling and the remainder due to higher commissions and selling expense associated with revenue growth.

Selling, general and administrative expenses for the Energy Products segment increased 23% or $2.4 million. This segment incurred higher commissions and selling expense to support its 34% revenue growth and its backlog of $282 million as of June 29, 2008. In addition, approximately one-third of the increase is due to higher foreign exchange rates compared to the US dollar.

Corporate, general and administrative expenses increased $1.2 million in the second quarter 2008 from the same period in 2007. The increase was primarily from higher benefit related costs including share-based compensation and higher professional fees.

Special Charges

There were no special charges recognized for the three months ended June 29, 2008 compared to $0.6 million during the three months ended July 1, 2007. The special charges recognized during the second quarter 2007 related to our Instrumentation and Thermal Fluid Products segment closing a small U.S. facility.

Operating Income

The change in operating income for the three months ended June 29, 2008 compared to the three months ended July 1, 2007 was as follows:

	Three Months Ended
Segment	June 29, 2008	July 1, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$10,823	$6,824	$3,999	$148	$3,386	$465
Energy	21,938	13,062	8,876	—	6,560	2,316
Corporate	(5,271)	(4,056)	(1,215)	—	(1,215)	—

Total	$27,490	$15,830	$11,660	$148	$8,731	$2,781

Operating income increased $11.7 million, or 74%, to $27.5 million for the three months ended June 29, 2008 from $15.8 million for the three months ended July 1, 2007.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $4.0 million, or 59% for the second quarter of 2008 compared to the same period last year, as its operating margin increased 290 basis points to 13.3% on a revenue increase of 15%. Higher margin product mix, favorable foreign currency transactions, price increases, higher unit volume and improved operating efficiencies helped offset higher raw material costs resulting in improved overall margins.

Operating income for the Energy Products segment increased $8.9 million, or 68% for the second quarter 2008, as its operating margin increased 410 basis points to 20.4% on a revenue increase of 34%, compared to the second quarter 2007. Its increased operating income benefited from a favorable mix of large international oil and gas projects, higher foreign exchange rates compared to the US dollar, and further operational improvements. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US Dollar affecting our energy products sold through distribution.

Interest (Income) Expense, Net

Interest (Income) expense, net, decreased $0.9 million for the three months ended June 29, 2008 compared to the three months ended July 1, 2007. The decrease in interest expense, net was primarily due to lower debt borrowings from our revolving credit facility and higher interest income primarily from cash deposits and investments.

Provision for Taxes

The effective tax rate was 32.4% for the second quarter 2008 compared to 32.0% for the same period in 2007. The increase is primarily attributable to increased earnings in higher tax jurisdictions.

Net Income

Net income increased 84% or $8.4 million to $18.4 million for the three months ended June 29, 2008 compared to $10.0 million for the three months ended July 1, 2007. This increase is due mainly to increased profitability of the Energy Products and Instrumentation and Thermal Fluid Controls Products segments, favorable foreign exchange rates compared to the US dollar, as well as lower interest expense partially offset by higher selling costs and higher corporate expenses.

Results of Operations for the Six Months Ended June 29, 2008 Compared to the Six Months Ended July 1, 2007.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 1, 2007 and July 2, 2006:

	Six Months Ended
	June 29, 2008		July 1, 2007		% Change
	(Dollars in thousands)
Net revenues	$383,180	100.0%	$327,200	100.0%	17.1%
Cost of revenues	261,383	68.2%	232,587	71.1%	12.4%

Gross profit	121,797	31.8%	94,613	28.9%	28.7%
Selling, general and administrative expenses	74,637	19.5%	65,464	20.0%	14.0%
Special charges	160	0.0%	1,305	0.4%	-87.7%

Operating income	47,000	12.3%	27,844	8.5%	68.8%
Other (income) expense:
Interest expense, net	123	0.0%	2,102	0.6%	-94.1%
Other (income) expense, net	648	0.2%	118	0.0%	449.2%

Total other expense	771	0.2%	2,220	0.7%	-65.3%

Income before income taxes	46,229	12.1%	25,624	7.8%	80.4%
Provision for income taxes	14,909	3.9%	8,200	2.5%	81.8%

Net income	$31,320	8.2%	$17,424	5.3%	79.8%

Net Revenue

Net revenues for the six months ended June 29, 2008 increased by $56.0 million, or 17%, to $383.2 million from $327.2 million for the six months ended July 1, 2007. The increase in net revenues for the six months ended June 29, 2008 was attributable to the following:

	Six Months Ended
Segment	June 29 2008	July 1, 2007	Total Change	Acquisitions	Operations	Foreign Exchange
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$187,317	$167,036	$20,281	$552	$13,288	$6,441
Energy	195,863	160,164	35,699	—	19,005	16,694

Total	$383,180	$327,200	$55,980	$552	$32,293	$23,135

The Instrumentation and Thermal Fluid Controls Products segment accounted for 49% of net revenues for the six months ended June 29, 2008 compared to 51% for the six months ended July 1, 2007. The Energy Products segment accounted for 51% of net revenues for the six months ended June 29, 2008 compared to 49% for the six months ended July 1, 2007.

Instrumentation and Thermal Fluid Controls Products revenues increased $20.3 million, or 12%, for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The increase in revenues was the net result of several factors. Organic increases from existing operations comprised $13.3 million of incremental revenue. This segment benefited from higher volumes and selling prices as well as product mix compared to the first six months of 2007. This segment’s customer orders increased 15% in the first six months of 2008 compared to the same period last year with particular strength in maritime and naval defense markets. Favorable currency rates contributed an additional $6.4 million in revenue whereas the MTI acquisition in May 2008 accounted for an incremental $0.6 million. Excluding any additional 2008 acquisitions in this segment and currency fluctuations, we expect an organic revenue increase approximating 8% to 11% for the full year 2008 compared to the full year 2007.

Energy Products revenues increased by $35.5 million, or 22%, for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The increase in revenues was the net result of an incremental $19.0 million from organic increases in revenues primarily for large international projects and fabricated systems in North America offset by a decrease from standard products sold through distribution. These organic revenue increases result from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. Revenues also increased an incremental $14.7 million from higher foreign exchange rates, particularly the Euro compared to the U.S. dollar. The increase in end market demand resulted in this segment’s customer backlog being 16% higher in second quarter 2008 compared to the same period last year. Looking forward, we expect end market conditions to remain strong in 2008. We expect the Energy Products segment to have 2008 full year sales growth of 15% to 18% compared to the full year 2007.

Gross Profit

Consolidated gross profit increased $27.2 million, or 29%, to $121.8 million for the six months ended June 29, 2008 compared to $94.6 million for the six months ended July 1, 2007. Consolidated gross margin increased 290 basis points to 31.8% for the six months ended June 29, 2008 from 28.9% for the six months ended July 1, 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $10.5 million for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. Gross profit increased on higher volume and price, favorable product mix and higher foreign exchange rates relative to the US dollar; however, these increases were partially offset by higher raw material and freight costs. During the second quarter of 2008 we successfully completed the relocation of one of our Aerospace businesses from Ontario to Corona, California allowing us to consolidate and layout certain manufacturing processes providing a more enhanced lean flow.

Gross profit for the Energy Products segment increased $16.7 million for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. This increase included an incremental $5.2 million from higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included higher unit shipments to meet the strong global demand, favorable mix and pricing of large international projects and increases in foreign-sourcing which helped to lower cost of goods sold and improved linearity in production activities. This was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar affecting or energy products sold through distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.2 million, or 14%, to $74.6 million for the six months ended June 29, 2008 compared to $65.5 million for the six months ended July 1, 2007.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $3.5 million compared to the first half of 2007. Approximately two thirds of the increase can be attributed to higher commissions and selling expense associated with revenue growth whereas the remainder is due to higher foreign exchange rates for the Euro and Pound Sterling.

Selling, general and administrative expenses for the Energy Products segment increased by $3.6 million compared to the same period 2007. This segment also incurred higher commissions and selling expense related to its 22% revenue growth and its high backlog of $282 million as of June 29, 2008. In addition, approximately one-third of the increase is due to higher foreign exchange rates compared to the US dollar.

Corporate, general and administrative expenses increased $2.0 million in the first half of 2008 from the same period in 2007. The increase was primarily from higher compensation expense and benefit related costs including share-based compensation as well as higher professional fees.

Special Charges

For the six months ended June 29, 2008, we recorded special charges of $0.2 million. These charges relate to amendments to the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards which were recorded as corporate expenses. This compares with $1.3 million of special charges recorded during the six months ended July 1, 2007. Approximately $1.1 million was severance and facility and related costs as well as $0.1 million of asset write-downs associated with the closing of a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment and $0.1 million was related to asset write-downs within the Energy Products segment.

Operating Income

The change in operating income for the six months ended June 29, 2008 compared to the six months ended July 1, 2007 was as follows:

	Six Months Ended
Segment	June 29, 2008	July 1, 2007	Total Change	Acquisitions	Operations	Foreign Exchange
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$20,817	$12,681	$8,136	$148	$7,084	$904
Energy	36,241	23,072	13,169	—	9,513	3,656
Corporate	(10,058)	(7,909)	(2,149)	—	(2,149)	—

Total	$47,000	$27,844	$19,156	$148	$14,448	$4,560

Operating income increased $19.2 million, or 69%, to $47.0 million for the six months ended June 29, 2008 from $27.8 million for the six months ended June 29, 2008.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $8.1 million or 64% compared to the six months ended July 1, 2007 as its operating margin increased 350 basis points to 11.1%. Higher margin product mix, favorable foreign currency transactions, price increases and improved operating efficiencies helped offset higher raw material and freight costs. In addition, the acquisition of MTI in May 2008 also increased margins slightly over the same period last year.

Operating income for the Energy Products segment increased $13.2 million, or 57% for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. Operating margins increased 410 basis points to 18.5% on a revenue increase of 22%, compared to the first half of 2007. Its increased operating income benefited from increased unit volume, favorable mix and pricing of large international oil and gas projects, higher foreign exchange rates compared to the US dollar as well as further foreign sourcing that reduced cost of goods sold. This was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar effecting or energy products sold through distribution.

Interest Expense, Net

Interest expense, net, decreased $2.0 million for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The decrease in interest expense, net was primarily due to lower debt borrowings on our revolving credit facility as well as higher interest income primarily from cash deposits.

Other Expense, Net

Other expense, net increased $0.5 million for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The difference in the amounts of other expense for the six months ended June 29, 2008 was largely the result of foreign currency fluctuations.

Provision for Taxes

The effective tax rate was 32.25% for the six month period ended June 29, 2008 compared to 32.0% for the same period ended July 1, 2007. The increase is primarily attributable to increased earnings in higher tax jurisdictions.

Net Income

Net income increased $13.9 million to $31.3 million for the six months ended June 29, 2008 compared to $17.4 million for the six months ended July 1, 2007. This increase is primarily attributable to increased profitability of the Energy Products and Instrumentation and Thermal Fluid Products segments as well as favorable currency impacts.

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

The following table summarizes our cash flow activities for the six months ended June 29, 2008 (In thousands):

Cash flow from:
Operating activities	$33,711
Investing activities	(35,097)
Financing activities	3,868
Effect of exchange rates on cash and cash equivalents	1,691

Increase in cash and cash equivalents	$4,173

During the six months ended June 29, 2008, we generated $33.7 million in cash flow from operating activities compared to $5.3 million during the six months ended July 1, 2007. The cash provided by operating activities was primarily due to an increase in net income and more efficient use of working capital compared to the same period in 2007. The $35.1 million used by investing activities was primarily used for the purchase of investments and capital equipment as well as the acquisition of MTI. Financing activities provided $3.9 million which included $3.9 million of proceeds from the exercise of stock options and related income tax effects, a net $1.2 million of debt borrowings offset by $1.2 million used to pay dividends to shareholders.

As of June 29, 2008, total debt was $23.6 million compared to $22.1 million as of December 31, 2007. Total debt as a percentage of total shareholders’ equity was 5% as of June 29, 2008 and as of December 31, 2007.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $18.0 million and $16.2 million as of June 29, 2008 and December 31, 2007, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 29, 2008 and December 31, 2007.

The ratio of current assets to current liabilities was 1.96:1 at June 29, 2008 and 1.86:1 at December 31, 2007. Cash and cash equivalents were $38.8 million as of June 29, 2008, compared to $34.7 million as of December 31, 2007.

In 2008, we expect cash flow from operating activities to be between $60 million to $70 million, with expected uses for capital expenditures of approximately $15 million, $20 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of June 29, 2008, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of June 29, 2008 we have $18.0 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2008 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of June 29, 2008, we had forward contracts to sell currencies with a face value of approximately $1.2 million. The net unrealized loss attributable to foreign currency forward contracts at June 29, 2008 was less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 29, 2008 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Asbestos Litigation

Background

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

As of the end of Q2 2008, Leslie was a named defendant in approximately 846 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 25 other states. Approximately 413 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie was also a named defendant in approximately 4,800 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, there is no assurance that juries or courts will not reach a different conclusion in particular cases.

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements.

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million (29%, or approximately $0.7 million, would be paid by Leslie while insurance would pay the balance). Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial.

Accounting—Liability Estimation

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

During the fourth quarter of 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims as of December 31, 2007, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. Therefore, during the fourth quarter of 2007, Leslie recorded an additional liability of $9.0 million for the estimated indemnity cost associated with resolution of its current open claims. The recording of this liability resulted in a pretax charge of $2.6 million in the fourth quarter of 2007, net of insurance recoveries.

During the second quarter 2008, we increased the existing claim indemnity cost liability by an additional $1.7 million to reflect an increase in the number of net open claims during the first half of 2008. This increase, which raises the total estimated indemnity cost for open claims to $10.7 million, resulted in a pretax charge of $0.9 million, net of insurance recoveries, during the second quarter 2008. Leslie expects that payment of the amounts accrued with respect to the open claims will be made by Leslie and its insurers over the next three years. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of June 29, 2008 and December 31, 2007 are provided below:

In Thousands	June 29, 2008	December 31, 2007
Existing claim indemnity liability	$14,914	$13,731
Incurred defense cost liability	$3,583	$3,028
Insurance receivable	$12,760	$11,899

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, very recent and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

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

Q2 and YTD 2008 Experience and Financial Statement Impact

During the three months ended June 29, 2008, Leslie resolved a total of 78 asbestos claims. For the three and six months ended June 29, 2008, aggregate indemnity costs totaled $0.9 million and $2.1 million, respectively, of which 71% or $0.6 and $1.5 million were paid by insurance. (Leslie’s insurance coverage is further discussed below.) The following tables provide more specific information regarding Leslie’s claim activity during the three months ended June 29, 2008 as well as the financial impact on the Company of the asbestos litigation for the three and six months ended June 29, 2008 and July 1, 2007 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended June 29, 2008
Beginning open claims	756
Claims filed	168
Claims resolved and dismissed	(78)

Ending open claims	846

Ending open mesothelioma claims	413

	Three Months Ended		Six Months Ended
(In Thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Indemnity—settlement costs incurred	$864	$1,575	$2,147	$2,136
Interest costs (verdicts being appealed)	90	—	90	—
Indemnity—adverse verdicts accrued	—	—	—	1,275
Open claim indemnity accrual	1,712	—	1,712	—
Defense cost incurred	2,729	1,939	5,155	3,684
Less insurance recoveries	(3,385)	(2,495)	(6,019)	(5,037)

Net pre-tax expense	$2,010	$1,019	$3,085	$2,058

Insurance

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

In addition to its primary layer of insurance, Leslie does have limited available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, upon exhaustion of its primary layer of insurance, Leslie will become responsible for a substantial majority of any indemnity and defense costs, which could have a material adverse effect on our financial condition, results of operations, or cash flows.

As of June 29, 2008, we believe that the aggregate amount of indemnity remaining on Leslie’s primary layer of insurance was approximately $9.0 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims as well as the October 12th jury verdict, Leslie has now recorded a receivable for the maximum amount of available primary layer insurance. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs which are recognized as incurred will continue to be partially offset by an insurance recovery until such time as the aggregate amount of indemnity claims actually paid out by the primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which policy limits would be reached could be significantly shorter than three years.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 4% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 29, 2008 and December 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 30, 2008. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(i) Election of Directors: the following persons were elected as Class III directors for a three year term expiring at the Annual Meeting to be held in 2011.

	VOTES FOR	VOTES WITHHELD
David A. Bloss, Sr.	15,607,182	553,319
Dewain K. Cross	15,612,745	547,756
C. William Zadel	15,778,585	381,916

(ii) Ratification of the selection by the Audit Committee of the Company’s Board of Directors of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
16,154,344	4,357	1,800

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement between Watts Industries, Inc. and CIRCOR International, Inc. dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999 (“Amendment No. 2 to the Form 10”).

3	Articles of Incorporation and By-Laws:

3.1	The Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on August 6, 1999 (“Form 10”).

3.2	The Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10, File No.001-14962, filed with the Securities and Exchange Commission on August 6, 1999.

Exhibit No.	Description and Location
3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Debentures:

4.1	Shareholder Rights Agreement, dated as of March 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement dated as of November 1, 2002 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Registration Statement on Form 10-K, File No. 000-26961, filed with the Securities and Exchange Commission on March 12, 2003.

4.3	Amendment to Shareholder Rights Agent Agreement dated as of November 2, 2006 between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to exhibit 4.3 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

10.16	Amended and Restated Executive Change of Control Agreement between CIRCOR, Inc. and Andrew William Higgins, dated May 6, 2008 is incorporated herein by reference to Exhibit 10.16 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008.

10.17	Restricted Stock Unit Agreement between CIRCOR International, Inc. and A. William Higgins, dated May 6, 2008 is incorporated herein by reference to Exhibit 10.17 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008.

10.31	Severance Agreement dated March 24, 2008 by and between CIRCOR International, Inc. and A. William Higgins is incorporated herein by reference to Exhibit 10.31 on Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: July 31, 2008
/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: July 31, 2008
/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: July 31, 2008
/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer