Form 10-Q
period 2008-09-28
CIRCOR INTERNATIONAL INC
filed 2008-10-30
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2008, there were 16,895,546 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS – CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share data)	September 28, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,177	$34,662
Short-term investments	29,376	8,861
Trade accounts receivable less allowance for doubtful accounts of $1,813 and $2,151, respectively	162,267	125,663
Inventories	176,125	171,661
Prepaid expenses and other current assets	6,388	3,990
Deferred income taxes	9,175	8,220
Insurance receivable	6,353	6,885
Assets held for sale	—	312

Total Current Assets	424,861	360,254

PROPERTY, PLANT AND EQUIPMENT, NET	84,228	82,465
OTHER ASSETS:
Goodwill	178,932	169,110
Intangibles, net	47,789	47,373
Non-current insurance receivable	5,014	5,014
Other assets	1,907	12,253

TOTAL ASSETS	$742,731	$676,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,910	$82,038
Accrued expenses and other current liabilities	78,844	72,481
Accrued compensation and benefits	21,900	21,498
Asbestos liability	12,723	9,697
Income taxes payable	10,972	7,900
Notes payable and current portion of long-term debt	338	201

Total Current Liabilities	212,687	193,815

LONG-TERM DEBT, NET OF CURRENT PORTION	22,186	21,901
DEFERRED INCOME TAXES	18,571	19,106
LONG-TERM ASBESTOS LIABILITY	7,062	7,062
OTHER NON-CURRENT LIABILITIES	11,337	14,201
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,895,250 and 16,650,407 issued and outstanding at September 28, 2008 and December 31, 2007, respectively	169	167
Additional paid-in capital	246,711	240,000
Retained earnings	193,977	144,644
Accumulated other comprehensive income	30,031	35,573

Total Shareholders’ Equity	470,888	420,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$742,731	$676,469

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenues	$208,680	$164,017	$591,860	$491,217
Cost of revenues	141,369	116,465	402,752	349,052

GROSS PROFIT	67,311	47,552	189,108	142,165
Selling, general and administrative expenses	38,297	32,672	112,934	98,136
Special charges	—	2,131	160	3,436

OPERATING INCOME	29,014	12,749	76,014	40,593

Other (income) expense:
Interest income	(447)	(129)	(953)	(259)
Interest expense	265	873	893	3,105
Other, net	11	(1,508)	660	(1,390)

Total other (income) expense	(171)	(764)	600	1,456

INCOME BEFORE INCOME TAXES	29,185	13,513	75,414	39,137
Provision for income taxes	9,412	3,148	24,321	11,347

NET INCOME	$19,773	$10,365	$51,093	$27,790

Earnings per common share:
Basic	$1.17	$0.63	$3.04	$1.70
Diluted	$1.16	$0.62	$3.01	$1.67
Weighted average number of common shares outstanding:
Basic	16,853	16,509	16,789	16,369
Diluted	17,068	16,768	17,000	16,660
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$51,093	$27,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,852	8,282
Amortization	2,012	1,917
Compensation expense of stock-based plans	3,428	4,769
Excess tax benefits of share compensation	(2,510)	(3,570)
Gain on sale of property, plant and equipment	(93)	(50)
Loss on disposal of assets held for sale	1	210
Gain on sale of affiliate	—	(1,605)
Equity in undistributed loss of affiliate	—	452
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(36,689)	(680)
Inventories	(3,233)	(14,037)
Prepaid expenses and other assets	(1,794)	(8,031)
Accounts payable, accrued expenses and other liabilities	15,091	4,759

Net cash provided by operating activities	36,158	20,206

INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,162)	(6,886)
Proceeds from the disposal of property, plant and equipment	202	435
Proceeds from the sale of assets held for sale	311	2,259
Business acquisitions, net of cash acquired	(7,263)	(2,704)
Proceeds from sale of affiliate	—	1,605
Purchase of investments	(155,786)	—
Proceeds from sale of investments	134,044	—

Net cash (used in) investing activities	(38,654)	(5,291)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	86,495	70,359
Payments of long-term debt	(86,358)	(93,415)
Dividends paid	(1,888)	(1,840)
Proceeds from the exercise of stock options	2,342	6,296
Excess tax benefits of share compensation	2,510	3,570

Net cash provided by (used in) financing activities	3,101	(15,030)

Effect of exchange rate changes on cash and cash equivalents	(90)	1,637

INCREASE IN CASH AND CASH EQUIVALENTS	515	1,522
Cash and cash equivalents at beginning of period	34,662	28,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,177	$30,174

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$20,099	$12,022
Interest	$1,320	$3,111

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

The consolidated balance sheet at December 31, 2007 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our financial statements, which were included in our Annual Report filed on Form 10-K for year ended December 31, 2007. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(3) Share-Based Compensation

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-based Compensation, (“SFAS 123”). Applying the intrinsic value method of accounting for our stock options, we did not record share-based compensation in our net earnings because the exercise price of our options equaled the market price of the underlying stock on the date of the grant. Accordingly, share-based compensation for our options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided as pro forma disclosure in the financial statement footnotes for periods prior to January 1, 2006.

As of September 28, 2008, we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options and restricted stock units granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of September 28, 2008, there were 154,880 stock options, 354,984 restricted stock units, and 9,600 SARs outstanding. In addition, there were 941,024 shares available for grant under the 1999 Stock Plan as of September 28, 2008.

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

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. During the nine months ended September 28, 2008, 57,385 RSU MIPs with a per unit discount of $16.06, which represents the RSU fair value, were granted under the CIRCOR Management Stock Purchase Plan. This compares to 60,031 RSU MIPs with fair values of $11.96 issued in the first three quarters of 2007.

In 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the nine months ended September 28, 2008 and September 30, 2007, we granted 81,089 and 123,886 RSU Awards with approximate fair values of $47.49 and $36.33 per RSU, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the nine months ended September 28, 2008, and September 30, 2007 was $3.4 million and $4.8 million, respectively. For the nine months ended September 28, 2008 and September 30, 2007, $3.2 million and $2.7 million were recorded as selling, general and administrative expense. For the nine months ended September 28, 2008 and September 30, 2007, an incremental $0.2 million and $2.1 million associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards were recorded as special charges. As of September 28, 2008, there was $6.4 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 5.10 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of September 28, 2008 and changes during the nine month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	273	$19.50
Granted	—	N/A
Exercised	(118)	19.79
Forfeited	—	N/A

Options outstanding at end of period	155	$19.28

Options exercisable at end of period	120	$17.68

The weighted average contractual terms for stock options outstanding and exercisable as of September 28, 2008 were 4.8 years and 4.4 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 28, 2008 was $3.2 million and the aggregate intrinsic value of stock options outstanding and exercisable as of September 28, 2008 was $3.9 million and $3.2 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of September 28, 2008 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	237	$31.87
Granted	81	47.49
Settled	(57)	30.56
Cancelled	(46)	32.80

RSU Awards outstanding at end of period	215	$37.90

RSU Awards vested and deferred at end of period	38	$30.74

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 28, 2008 was $4.0 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of September 28, 2008 was $9.5 million and $1.7 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of September 28, 2008 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	194	$19.20
Granted	57	32.60
Settled	(66)	21.49
Cancelled	(45)	23.17

RSU MIPs outstanding at end of period	140	$22.32

RSU MIPs vested and deferred at end of period	19	$10.12

The aggregate intrinsic value of RSU MIPs settled during the nine months ended September 28, 2008 was $2.8 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of September 28, 2008 was $3.1 million and $0.7 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	September 28, 2008	December 31, 2007
Raw materials	$69,147	$73,499
Work in process	64,068	54,540
Finished goods	42,910	43,622

	$176,125	$171,661

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of September 28, 2008 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2007	$143,201	$25,909	$169,110
Acquisition	1,776	—	1,776
Purchase price adjustment of previous acquisition	10,028	—	10,028
Currency translation adjustments	(1,963)	(19)	(1,982)

Goodwill as of September 28, 2008	$153,042	$25,890	$178,932

The purchase price adjustment is comprised of two items: $11.3 million relates to the release of funds placed in escrow upon the 2006 acquisition of Hale Hamilton Valves Limited (“Hale Hamilton”). This amount is partially offset by a $1.3 million purchase accounting adjustment relating to the valuation of intangible assets as we finalized our purchase accounting for the 2007 acquisition of Survival Engineering, Inc. (“SEI”). Both are considered non-cash transactions. The $1.8 million acquisition amount relates to our May 2008 acquisition of Motor Technology, Inc. (“Motor Tech”) after purchase accounting adjustments finalized during the third quarter of 2008.

The table below presents the gross intangible assets and the related accumulated amortization as of September 28, 2008 (In thousands):

	In Thousands
	Gross Carrying Amount	Accumulated Amortization
Patents	$6,032	$(5,401)
Trademarks and trade names	19,803	—
Land procurement	427	(30)
Customer relationships	26,670	(5,147)
Other	7,463	(2,028)

Total	$60,395	$(12,606)

Net carrying value of intangible assets	$47,789

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 28, 2008 (In thousands):

	2008	2009	2010	2011	2012	After 2012
Estimated amortization expense	$674	$2,697	$2,697	$2,697	$2,373	$16,848

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended September 28, 2008
Net revenues	$96,298	$112,382	$—	$208,680
Intersegment revenues	—	88	(88)	—
Operating income	7,612	26,022	(4,620)	29,014
Interest income				(447)
Interest expense				265
Other, net				11

Income before income taxes				$29,185

Identifiable assets	417,848	373,407	(48,524)	742,731
Capital expenditures	2,850	1,017	11	3,878
Depreciation and amortization	2,293	1,353	34	3,680

Three Months Ended September 30, 2007
Net revenues	$85,094	$78,923	$—	$164,017
Intersegment revenues	—	40	(40)	—
Operating income	6,016	13,745	(7,012)	12,749
Interest income				(129)
Interest expense				873
Other, net				(1,508)

Income before income taxes				$13,513

Identifiable assets	396,300	288,385	(42,708)	641,977
Capital expenditures	1,208	1,622	14	2,844
Depreciation and amortization	2,175	1,102	44	3,321

Nine Months Ended September 28, 2008
Net revenues	$283,615	$308,245	$—	$591,860
Intersegment revenues	—	280	(280)	—
Operating income	28,428	62,264	(14,678)	76,014
Interest income				(953)
Interest expense				893
Other, net				660

Income before income taxes				$75,414

Identifiable assets	417,848	373,407	(48,524)	742,731
Capital expenditures	7,493	2,626	43	10,162
Depreciation and amortization	6,600	4,138	126	10,864

Nine Months Ended September 30, 2007
Net revenues	$252,130	$239,087	$—	$491,217
Intersegment revenues	2	40	(42)	—
Operating income	18,697	36,817	(14,921)	40,593
Interest income				(259)
Interest expense				3,105
Other, net				(1,390)

Income before income taxes				$39,137

Identifiable assets	396,300	288,385	(42,708)	641,977
Capital expenditures	3,274	3,544	68	6,886
Depreciation and amortization	6,462	3,596	141	10,199

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of September 28, 2008 and September 30, 2007. Corporate Identifiable Assets, after elimination of intercompany assets, were $15.5 million and $14.3 million as of September 28, 2008 and September 30, 2007, respectively.

(7) Special Charges

The following table sets forth our reserves and charges associated with the closure, consolidation and reorganization of certain manufacturing operations as well as certain other amounts classified as special charges (In thousands):

	Reserve Balance Dec. 31, 2006	Provision 2007	Utilized 2007	Reserve Balance Dec. 31, 2007	Provision 2008	Utilized 2008	Reserve Balance September 28, 2008
	(in thousands)
Severance related	$—	$426	$(426)	$—	$—	$—	$—
Facility related	—	723	(723)	—	—	—	—

Total special charge reserve	$—	$1,149	$(1,149)	$—	$—	$—	$—

Gain on assets held for sale		—			—
Asset write-downs		216			—
CEO and CFO retirements		2,071			160

Total special charges		$3,436			$160

For the nine months ended September 28, 2008, we recorded special charges of $0.2 million. These charges primarily relate to costs associated with the Company’s amended and restated CFO retirement agreement, specifically the accelerated vesting of certain share based awards.

(8) Earnings per Common Share (In thousands, except per share amounts):

	Three Months Ended
	September 28, 2008			September 30, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$19,773	16,853	$1.17	$10,365	16,509	$0.63
Dilutive securities, principally common stock options	—	215	(0.01)	—	259	(0.01)

Diluted EPS	$19,773	17,068	$1.16	$10,365	16,768	$0.62

	Nine Months Ended
	September 28, 2008			September 30, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$51,093	16,789	$3.04	$27,790	16,369	$1.70
Dilutive securities, principally common stock options	—	211	(0.03)	—	291	(0.03)

Diluted EPS	$51,093	17,000	$3.01	$27,790	16,660	$1.67

For the three and nine months ended September 28, 2008, there were 592 anti-dilutive stock options and RSUs. There were no anti-dilutive stock options and RSUs for the three and nine months ended September 30, 2007.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate fair value. Short-term investments have maturities not exceeding three months and are carried at cost which approximates their fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

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

Accounting Policies

Using qualifying criteria defined in SFAS No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. We did not have any hedges that qualified for hedge accounting during the nine month periods ended September 28, 2008 and September 30, 2007.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, did not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of September 28, 2008, we had four forward contracts to sell currencies with a face value of approximately $3.8 million. The net unrealized losses attributable to foreign currency forward contracts at September 28, 2008 were less than $0.1 million.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended September 28, 2008 and September 30, 2007 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$19,773	$10,365	$51,093	$27,790
Cumulative translation adjustments	(13,911)	5,693	(5,542)	10,344

Total comprehensive income	$5,862	$16,058	$45,551	$38,134

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

As of the end of Q3 2008, Leslie was a named defendant in approximately 972 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 25 other states. Approximately 474 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie was also a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

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

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million. Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has an incremental $1.3 million in liabilities related to an earlier verdict for which an appeal is also pending and $0.4 million in accrued interest for both adverse verdicts.

Accounting—Indemnity and Defense Cost Liabilities and Assets

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

As of September 28, 2008, Leslie has recorded asbestos liabilities of $19.8 million. This $19.8 million liability is composed of $13.4 million for existing claims, $4.2 million related to adverse verdicts and $2.2 million for incurred but not paid legal costs. Asbestos related insurance receivable amounts totaled $11.4 million as of September 28, 2008 and are comprised of $7.1 million for existing claims, $2.6 million related to adverse verdicts and $1.6 million for incurred but not paid legal costs. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of September 28, 2008 and December 31, 2007 are provided below:

In Thousands	September 28, 2008	December 31, 2007
Existing claim and adverse verdict liability	$17,569	$13,731
Incurred defense cost liability	$2,216	$3,028
Insurance receivable	$11,367	$11,899

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

As a result of these factors, Leslie is unable to estimate a range of additional losses that may be reasonably possible in the event that actual indemnity costs of resolving pending claims are higher than our estimate. In addition, while the likelihood of future claims is probable, Leslie’s management cannot estimate the amount of future claims or any range of losses that may be reasonably possible arising from such claims. With respect to current claims, critical information is known regarding such factors as disease mix, jurisdiction and identity of plaintiff’s counsel. Such information is of course unknown with respect to any future claims, and Leslie’s management believes that the disease mix, jurisdictional information and plaintiff counsel identity associated with its current case experience, which has been both limited and variable, cannot reasonably be extrapolated to any future filings. Moreover, Leslie management believes that appellate actions recently commenced and currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions, may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the likelihood of incurring indemnity amounts on account of such future claims and the level of indemnity that may be incurred to resolve such claims.

Third Quarter and Year-to-Date 2008 Experience and Financial Statement Impact

During the three months ended September 28, 2008, there were 267 asbestos claims filed and 141 claims resolved with respect to Leslie. For the three and nine months ended September 28, 2008, gross asbestos indemnity and defense costs totaled $6.1 million and $15.3 million, respectively, of which $2.3 million and $8.4 million, respectively, were paid by insurance. (Leslie’s insurance coverage is further discussed below). The following tables provide more specific information regarding Leslie’s claim activity during the three and nine months ended September 28, 2008 as well as the financial impact on the Company of the asbestos litigation for the three and nine months ended September 28, 2008 and September 30, 2007 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Beginning open claims	846	707
Claims filed	267	573
Claims resolved and dismissed	(141)	(308)

Ending open claims	972	972

Ending open mesothelioma claims	474	474

	Three Months Ended		Nine Months Ended
(In Thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Indemnity costs - settlements and adjustments to open claims	$3,182	$1,345	$7,041	$3,481
Adverse verdicts - accrued indemnity and interest costs (verdicts being appealed)	316	2,492	406	3,767
Defense cost incurred	2,650	2,496	7,805	6,180
Less insurance recoveries accrued	(2,339)	(4,496)	(8,358)	(9,534)

Net pre-tax expense	$3,809	$1,837	$6,894	$3,894

Insurance

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers have paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict. During the third quarter 2008, one of Leslie’s insurers that has paid 8% of Leslie’s historical asbestos defense and indemnity costs informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy. Therefore, Leslie will now be responsible for 37% of asbestos related defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed policy limits.

As of September 28, 2008, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $9.4 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $6.6 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie has recorded a receivable for the maximum amount of available primary layer insurance. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by an insurance recovery of 63% until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than three years.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and 4% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $37.1 million at September 28, 2008. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments related to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 4.5 years from September 28, 2008.

The following table contains information related to standby letters of credit instruments outstanding as of September 28, 2008 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$9,704
Greater than 12 months	27,347

Total	$37,051

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

Effective December 2006, we adopted the recognition and disclosure provisions of SFAS No.158. We recognized in the balance sheet the underfunded status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan in the year in which the change occurs are recognized through other comprehensive income. During the first quarter of 2007, we changed our measurement date for both of our plans from September 30 to December 31. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year.

Effective March 1, 2008, the Company’s former Chief Executive Officer and Chief Financial Officer retired from the Company and became eligible for pension payments under the nonqualified, supplemental employees’ retirement plan (“SERP”). During the nine months ended September 28, 2008, we did not make any cash contributions to our qualified defined benefit pension plan. During the remainder of 2008, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost-benefits earned	$109	$161	$327	$483
Interest cost on benefits obligation	490	462	1,470	1,386
Estimated return on assets	(573)	(597)	(1,720)	(1,791)
Prior service cost amortization	5	5	15	15
Transition obligation amortization	—	(2)	(2)	(6)
(Gain)/loss amortization	31	15	95	45

Net periodic cost of defined benefit pension plans	$62	$44	$185	$132

(13) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at September 28, 2008, we have $1.9 million and $2.0 million of unrecognized benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2008, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2000. The Company has concluded examinations by the Internal Revenue Service through 2003.

In the first quarter of 2007, tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005. To date, there are no proposed adjustments.

The Company anticipates that by September 30, 2009, approximately $0.8 million of the FIN 48 unrecognized benefit will be recognized as a result of the German audit completion.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded for those agreements as of September 28, 2008.

In connection with an industrial revenue bond financing arrangement, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for this arrangement as of September 28, 2008.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 28, 2008 (In thousands):

Balance at December 31, 2007	$2,602
Provisions	1,775
Claims settled	(1,515)
Currency translation adjustments	(16)

Balance at September 28, 2008	$2,846

(15) Business Acquisition

On May 21, 2008, we acquired Motor Technology, Inc. (“Motor Tech”) for $7.9 million including $1.0 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. This $1.0 million escrow is included as restricted cash in Other Assets on our consolidated balance sheet. Motor Tech is a leader in the design and manufacture of high quality specialty electronic motors and actuators for the aerospace, medical, defense, transportation, and industrial markets with annual revenues of approximately $5 million. This business will be reported in the Instrumentation and Thermal Fluid Controls Segment. In connection with the Motor Tech acquisition, we recorded purchase price allocations of $2.5 million of current assets, $0.5 million of fixed assets, $0.5 million of current liabilities, $1.8 million of goodwill, and $2.6 million of intangible assets. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made fourteen acquisitions in the last seven years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Technology, Inc. (“Motor Tech”), a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets.

Regarding our third quarter and year to date 2008 financial results, we continued to enjoy generally healthy operating performance. For the three months ended September 28, 2008, revenues hit another quarterly Company record of $209 million, an increase of 27% compared to the third quarter of 2007. Net income for the three months ended September 28, 2008 rose 91% to $19.8 million and diluted earnings per share increased 90% to $1.16 per share, compared to net income of $10.3 million and $0.61 per share in the third quarter of 2007.

We enter the fourth quarter of 2008 with customer order backlog of $402 million. Nearly all of our end markets appear to be healthy as we exit the third quarter. Both segments have improved operating performance over the first nine months of 2007 due primarily to favorable volume, mix, pricing and productivity partially offset by raw material price increases and the impact of China RMB currency compared to the U.S. dollar. Our Energy Products segment has achieved revenue and operating margins at record levels while the profitability of our Instrumentation and Thermal Fluid Controls Products segment also improved during the first nine months of 2008. Volume, price, mix, and productivity have improved within this segment, although we continue to experience cost pressure due to higher raw material costs, including freight, and we have experienced higher asbestos related costs. These combined factors plus efficiencies gained from consolidating certain US facilities in 2007 have favorably impacted this segment’s profitability, compared to the same nine month period of 2007.

Regarding cash flow and liquidity, we generated $36.2 million in cash flow from operating activities in the first nine months of 2008, $16.0 million more than the amount in the same period of 2007. The higher cash generated from operating activities was primarily due to the increase in net income. As of September 28, 2008, we believe we remain a well-capitalized company with total debt-to-total capitalization of 5%.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of bank repurchase agreements which generally have short-term maturities and are carried at cost which generally approximates fair value.

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

Our net inventory balance was $176.1 million as of September 28, 2008 compared to $171.7 million as of December 31, 2007. Our inventory allowance as of September 28, 2008 was $13.4 million, compared with $11.6 million as of December 31, 2007. Our provision for excess, slow moving and obsolete inventory was $3.5 million for the first nine months of 2008 compared to $2.8 million for the same period in 2007.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of the September 28, 2008, we have accrued $9.3 million related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

The goodwill recorded on the consolidated balance sheet as of September 28, 2008 was $178.9 million compared with $169.1 million as of December 31, 2007. Based on impairment tests performed, there was no impairment of our goodwill as of December 31, 2007 and no indications of impairment as of September 28, 2008 occurred during the three and nine month periods then ended.

In the fourth quarter of 2007, we recorded a pre-tax charge of $2.6 million related to the estimated indemnity costs to resolve open asbestos claims filed against Leslie Controls, which is reported in our Instrumentation and Thermal Fluid Controls Segment. As a result of the evolving factors associated with Leslie Controls’ asbestos matters, our outlook of diminished future cash flow for Leslie Controls was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie Controls in accordance with SFAS No. 144. The impairment analysis, which was completed as part of our year-end 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that the fair value of Leslie’s long-lived assets was at least equal to net book value, and no impairment charge was necessary. There are no other indicators of impairment as of September 28, 2008 and we believe the fair value of Leslie’s long-lived assets is at least equal to net book value.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 31.1% and 30.6% for 2007 and 2006, respectively. For 2008, we expect an effective income tax rate of 31.5%. The decrease from third quarter year-to-date 2008 rate of 32.3% is primarily due to the U.S. legislation that was enacted on October 3, 2008 reinstating the research and development tax credit. The benefit of the research and development tax credit will be reflected in the fourth quarter results. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.6 million at September 28, 2008 and December 31, 2007 due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations for the Three Months Ended September 28, 2008 Compared to the Three Months Ended September 30, 2007.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 28, 2008 and September 30, 2007:

	Three Months Ended
	September 28, 2008		September 30, 2007		% Change
	(Dollars in thousands)
Net revenues	$208,680	100.0%	$164,017	100.0%	27.2%
Cost of revenues	141,369	67.7%	116,465	71.0%	21.4%

Gross profit	67,311	32.3%	47,552	29.0%	41.6%
Selling, general and administrative expenses	38,297	18.4%	32,672	19.9%	17.2%
Special charges	—	0.0%	2,131	1.3%	Nmf

Operating income	29,014	13.9%	12,749	7.8%	127.6%
Other (income) expense:
Interest (income) expense, net	(182)	-0.1%	744	0.5%	-124.5%
Other (income) expense, net	11	0.0%	(1,508)	(0.9)%	-100.7%

Total other (income) expense	(171)	-0.1%	(764)	(0.5)%	-77.6%

Income before income taxes	29,185	14.0%	13,513	8.2%	116.0%
Provision for income taxes	9,412	4.5%	3,148	1.9%	199.0%

Net income	$19,773	9.5%	$10,365	6.3%	90.8%

Net Revenues

Net revenues for the three months ended September 28, 2008 increased by $44.7 million, or 27%, to $208.7 million from $164.0 million for the three months ended September 30, 2007. The increase in net revenues for the three months ended September 28, 2008 was attributable to the following:

	Three Months Ended
Segment	September 28, 2008	September 30, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$96,298	$85,094	$11,204	$1,162	$9,372	$670
Energy	112,382	78,923	33,459	—	27,711	5,748

Total	$208,680	$164,017	$44,663	$1,162	$37,083	$6,418

The Instrumentation and Thermal Fluid Controls Products segment accounted for 46% of net revenues for the three months ended September 28, 2008 compared to 52% for the three months ended September 30, 2007. The Energy Products segment accounted for 54% of net revenues for the three months ended September 28, 2008 compared to 48% for the three months ended September 30, 2007.

Instrumentation and Thermal Fluid Controls Products revenues increased $11.2 million, or 13%, for the quarter ended September 28, 2008 compared to the quarter ended September 30, 2007. This segment’s customer orders increased 13% in the third quarter 2008 compared to the same period last year. This segment’s quarterly revenues also included an increase of approximately $0.7 million primarily due to higher Euro exchange rates compared to the US dollar and $1.2 million increase due to the Motor Tech acquisition. We enter the fourth quarter with a solid backlog; however, for the remainder of 2008, we are cautious regarding global markets, with softness in commercial airline after-markets, HVAC, and some general industrial markets. Although we have not seen any material deterioration, we are cautious on our outlook for the fourth quarter of 2008 and beyond given the current uncertainty of worldwide economic conditions. Excluding any additional 2008 acquisitions in this segment and currency fluctuations, we expect an organic revenue increase of approximately 9% to 10% for the full year 2008 compared to the full year 2007.

Energy Products revenues increased by $33.5 million, or 42%, for the quarter ended September 28, 2008 compared to the quarter ended September 30, 2007. Organic revenue increases of $27.7 million were driven by all areas including large international projects, fabricated systems in North America and standard products sold through distribution. This organic revenue increase is due to continued worldwide demand for oil and natural gas and the resultant high level of investment in drilling, production, and distribution facilities. Higher foreign exchange rates, primarily the Euro, compared to the US dollar also accounted for $5.7 million of the quarterly revenue increase. Orders in this segment were down 35% compared to the third quarter 2007. Currency revaluation of the Euro-denominated backlog contributed to 15% of this segment’s order decline. The remaining 20% order drop in the Energy segment is the result of lower bookings for large projects in the Middle East. These lower bookings are a direct result of a short-term selective quoting approach targeted at large projects in the Middle East and implemented to enable the supply chain to alleviate past due deliveries caused by capacity constraints. We expect the Energy Products Segment to have 2008 full year sales growth of 20% to 21% compared to 2007 excluding any 2008 acquisitions and currency fluctuations.

Gross Profit

Consolidated gross profit increased $19.8 million, or 42%, to $67.3 million for the quarter ended September 28, 2008 compared to $47.6 million for the quarter ended September 30, 2007. Consolidated gross margin increased 330 basis points to 32.3% for the quarter ended September 28, 2008 from 29.0% for the quarter ended September 30, 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $5.3 million or 21% for the quarter ended September 28, 2008 compared to the quarter ended September 30, 2007. Gross profit increased on higher unit volume increases related to market growth as well as customer price increases, product mix, favorable currency rates, improved productivity and the Motor Tech acquisition; however, these increases were partially offset by higher costs including continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold. We also remain focused on lean manufacturing initiatives to not only achieve more linear and efficient production levels but to ensure a more predictable flow of inventory from our global suppliers.

Gross profit for the Energy Products segment increased $14.4 million or 64% for the quarter ended September 28, 2008 compared to the quarter ended September 30, 2007. The gross profit increase was comprised of $1.8 million due to higher foreign exchange rates compared to the US dollar and $12.6 million due to other activities primarily driven by higher unit volumes, favorable mix and pricing of large international projects, and improved productivity. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar affecting our energy products sold through distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.6 million, or 17%, to $38.3 million for the three months ended September 28, 2008 compared to $32.7 million for the three months ended September 30, 2007.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by 20% or $3.8 million in the third quarter 2008 compared to the same period in 2007. Approximately $2.0 million of the increase can be attributed to higher asbestos related costs, $0.2 million due to higher foreign exchange rates for the Euro and Pound Sterling and the remainder due to higher commissions and selling expense associated with revenue growth.

Selling, general and administrative expenses for the Energy Products segment increased 24% or $2.1 million. This segment incurred higher commissions and selling expense to support its 42% revenue growth and its backlog of $232 million as of September 28, 2008. In addition, approximately 13% of the increase is due to higher foreign exchange rates compared to the US dollar.

Corporate general and administrative expenses decreased $0.3 million in the third quarter 2008 from the same period in 2007. The decrease was primarily from lower benefit related costs and other expenses partially offset by higher compensation expense.

Special Charges

There were no special charges recognized for the three months ended September 28, 2008 compared to $2.1 million during the three months ended September 30, 2007. The special charges recognized during the third quarter 2007 were primarily related to the cost of the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards.

Operating Income

The change in operating income for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 was as follows:

	Three Months Ended
Segment	September 28, 2008	September 30, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$7,612	$6,016	$1,596	$210	$1,364	$22
Energy	26,022	13,745	12,277	—	10,781	1,496
Corporate	(4,620)	(7,012)	2,392	—	2,392	—

Total	$29,014	$12,749	$16,265	$210	$14,537	$1,518

Operating income increased $16.3 million, or 128%, to $29.0 million for the three months ended September 28, 2008 from $12.7 million for the three months ended September 30, 2007.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $1.6 million, or 27% for the third quarter of 2008 compared to the same period last year, as its operating margin increased 80 basis points to 7.9% on a revenue increase of 13%. Higher unit volume, price increases, higher margin product mix, favorable foreign currency transactions, price increases, and improved operating efficiencies helped offset higher asbestos litigation related costs and higher raw material costs resulting in improved overall margins.

Operating income for the Energy Products segment increased $12.3 million, or 89% for the third quarter 2008, as its operating margin increased 580 basis points to 23.2% on a revenue increase of 42%, compared to the third quarter 2007. Its increased operating income benefited from higher unit volume, a favorable mix of large international oil and gas projects, higher foreign exchange rates compared to the US dollar, and further operational improvements. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar affecting our energy products sold through distribution.

Interest (Income) Expense, Net

Interest (income) expense, net, decreased $0.9 million for the three months ended September 28, 2008 compared to the three months ended September 30, 2007. The decrease in interest expense, net was primarily due to lower debt borrowings from our revolving credit facility and higher interest income primarily from cash deposits and investments.

Provision for Taxes

The effective tax rate was 32.3% for the third quarter 2008 compared to 23.3% for the same period in 2007. The increase is partially attributable to increased earnings in higher tax jurisdictions. The lower rate in the third quarter 2007 was the result of a change in foreign tax law and lower statutory tax rates in Germany and the United Kingdom, thereby reducing our net deferred income tax liabilities at the new rates and increasing tax receivables. The combined impact of those countries’ tax law and rate changes on our net current and deferred tax income liabilities was a $1.0 million reduction to the third quarter 2007 income tax provision.

Net Income

Net income increased 91% or $9.4 million to $19.8 million for the three months ended September 28, 2008 compared to $10.4 million for the three months ended September 30, 2007. This increase is due mainly to increased profitability of the Energy Products and Instrumentation and Thermal Fluid Controls Products segments, lower corporate special charges, favorable foreign exchange rates compared to the US dollar, as well as lower interest expense partially offset by higher selling costs.

Results of Operations for the Nine Months Ended September 28, 2008 Compared to the Nine Months Ended September 30, 2007.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 28, 2008 and September 30, 2007:

	Nine Months Ended
	September 28, 2008		September 30, 2007		% Change
	(Dollars in thousands)
Net revenues	$591,860	100.0%	$491,217	100.0%	20.5%
Cost of revenues	402,752	68.0%	349,052	71.1%	15.4%

Gross profit	189,108	32.0%	142,165	28.9%	33.0%
Selling, general and administrative expenses	112,934	19.1%	98,136	20.0%	15.1%
Special charges	160	0.0%	3,436	0.7%	-95.3%

Operating income	76,014	12.8%	40,593	8.3%	87.3%
Other (income) expense:
Interest (income) expense, net	(60)	0.0%	2,846	0.6%	-102.1%
Other (income) expense, net	660	0.1%	(1,390)	(0.3)%	-147.5%

Total other expense	600	0.1%	1,456	0.3%	-58.8%

Income before income taxes	75,414	12.7%	39,137	8.0%	92.7%
Provision for income taxes	24,321	4.1%	11,347	2.3%	114.3%

Net income	$51,093	8.6%	$27,790	5.7%	83.9%

Net Revenues

Net revenues for the nine months ended September 28, 2008 increased by $100.6 million, or 21%, to $591.9 million from $491.2 million for the nine months ended September 30, 2007. The increase in net revenues for the nine months ended September 28, 2008 was attributable to the following:

	Nine Months Ended
Segment	September 28, 2008	September 30, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$283,615	$252,130	$31,485	$1,713	$22,661	$7,111
Energy	308,245	239,087	69,158	—	47,368	21,790

Total	$591,860	$491,217	$100,643	$1,713	$70,029	$28,901

The Instrumentation and Thermal Fluid Controls Products segment accounted for 48% of net revenues for the nine months ended September 28, 2008 compared to 51% for the nine months ended September 30, 2007. The Energy Products segment accounted for 52% of net revenues for the nine months ended September 28, 2008 compared to 49% for the nine months ended September 30, 2007.

Instrumentation and Thermal Fluid Controls Products revenues increased $31.6 million, or 13%, for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. The increase in revenues was the net result of several factors. Organic increases from existing operations comprised $22.7 million of incremental revenue. This segment benefited from higher volumes and selling prices, favorable product mix, as well as the acquisition of Motor Tech compared to the first nine months of 2007. This segment’s customer orders increased 15% in the first nine months of 2008 compared to the same period last year with particular strength in aerospace and defense controls, maritime and landing gear markets. Favorable currency rates contributed an additional $7.1 million in revenue whereas the Motor Tech acquisition in May 2008 accounted for an incremental $1.7 million. Excluding any additional 2008 acquisitions in this segment and currency fluctuations, we expect an organic revenue increase of approximately 9% to 10% for the full year 2008 compared to the full year 2007.

Energy Products revenues increased by $69.2 million, or 29%, for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. The increase in revenues was the net result of an incremental $47.4 million from organic increases in revenues primarily for large international projects and fabricated systems in North America offset by a decrease from standard products sold through distribution. These organic revenue increases result from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. Revenues also increased an incremental $21.8 million from higher foreign exchange rates, particularly the Euro compared to the U.S. dollar. Primarily more selective quoting activities as well as currency revaluation of our Euro denominated backlog resulted in this segment’s customer backlog being 11% lower in third quarter 2008 compared to the same period last year. We expect the Energy Products Segment to have 2008 full year sales growth of 20% to 21% compared to 2007 excluding any 2008 acquisitions and currency fluctuations.

Gross Profit

Consolidated gross profit increased $46.9 million, or 33%, to $189.1 million for the nine months ended September 28, 2008 compared to $142.2 million for the nine months ended September 30, 2007. Consolidated gross margin increased 310 basis points to 32.0% for the nine months ended September 28, 2008 from 28.9% for the nine months ended September 30, 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $15.8 million for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. Gross profit increased on higher volume and price, favorable product mix, higher foreign exchange rates relative to the US dollar and the Motor Tech acquisition, however, these increases were partially offset by higher raw material and freight costs. During the second quarter of 2008 we successfully completed the relocation of one of our Aerospace businesses from Ontario to Corona, California allowing us to consolidate and layout certain manufacturing processes providing a more enhanced lean flow.

Gross profit for the Energy Products segment increased $31.1 million for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. This increase included an incremental $6.8 million from higher foreign exchange rates compared to the US dollar. The operational improvements that led to the increase in gross profit from our businesses included higher unit shipments to meet the strong global demand, favorable mix and pricing of large international projects and increases in foreign-sourcing which helped to lower cost of goods sold and improved linearity in production activities. This was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar affecting our energy products sold through distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.8 million, or 15%, to $112.9 million for the nine months ended September 28, 2008 compared to $98.1 million for the nine months ended September 30, 2007.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $7.3 million in the first three quarters of 2008 compared to the same period in 2007. Approximately $5.7 million of the increase can be attributed to higher commissions and selling expense associated with revenue growth as well as higher asbestos related costs whereas the remainder is due to higher foreign exchange rates for the Euro and Pound Sterling.

Selling, general and administrative expenses for the Energy Products segment increased by $5.8 million in the first three quarters compared to the same period in 2007. This segment also incurred higher commissions and selling expense related to its 29% revenue growth compared to the same period in 2007. In addition, approximately 30% of the increase is due to higher foreign exchange rates compared to the US dollar.

Corporate general and administrative expenses increased $1.7 million in the first three quarters of 2008 compared to the same period in 2007. The increase was primarily from higher compensation expense and legal and professional fees.

Special Charges

For the nine months ended September 28, 2008, we recorded special charges of $0.2 million. These charges relate to amendments to the Company’s former CFO’s retirement agreement, specifically the accelerated vesting of certain equity awards which were recorded as corporate expenses. This compares with $3.4 million of special charges recorded during the nine months ended September 30, 2007. Approximately $2.1 million of the 2007 special charges relate to cost associated with the Company’s CEO and CFO retirement agreements; $1.2 million relate to severance and facility costs primarily from closing a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment; and $0.1 million relate to asset write-downs within the Energy Products segment.

Operating Income

The change in operating income for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007 was as follows:

	Nine Months Ended
Segment	September 28, 2008	September 30, 2007	Total Change	Acquisition	Operations	Foreign Exchange
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$28,428	$18,697	$9,731	$358	$8,447	$926
Energy	62,264	36,817	25,447	—	20,320	5,127
Corporate	(14,678)	(14,921)	243	—	243	—

Total	$76,014	$40,593	$35,421	$358	$29,010	$6,053

Operating income increased $35.4 million, or 87%, to $76.0 million for the nine months ended September 28, 2008 from $40.6 million for the nine months ended September 30, 2007.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $9.7 million or 52% compared to the nine months ended September 30, 2007 as its operating margin increased 260 basis points to 10.0%. Higher unit volume, product mix, favorable foreign currency transactions, price increases and improved operating efficiencies helped offset higher raw material, freight costs, and asbestos litigation related expenses. In addition, the acquisition of Motor Tech in May 2008 also increased margins over the same period last year.

Operating income for the Energy Products segment increased $25.4 million, or 69%, for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. Operating margins increased 480 basis points to 20.2% on a revenue increase of 29% for the nine months ended September 28, 2008 compared to the same period in 2007. This segment benefited from increased unit volume, favorable mix and pricing of large international oil and gas projects, higher foreign exchange rates compared to the US dollar as well as further foreign sourcing that reduced cost of goods sold. This was partially offset by higher material costs and unfavorable currency impact from sourcing materials from China with the continued appreciation of the RMB as compared to the US dollar effecting or energy products sold through distribution.

Interest Expense, Net

Interest expense, net, decreased $2.9 million for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. The decrease in interest expense, net was primarily due to lower debt borrowings on our revolving credit facility as well as higher interest income primarily from cash deposits and short-term investments.

Other Expense, Net

Other expense, net increased $2.0 million for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. The September 2007 year-to-date results included a $1.6 million gain on sale of an investment in a small European business within our Instrumentation and Thermal Fluid Control Products segment. The remaining difference is largely due to foreign currency fluctuations.

Provision for Taxes

The effective tax rate was 32.3% for the nine month period ended September 28, 2008 compared to 29.0% for the same period ended September 30, 2007. The 2007 rate was a result of a third quarter 2007 adjustment related to a recent change in foreign tax law and lower statutory tax rates in Germany and the United Kingdom. The combined impact of those countries’ tax law and rate changes for the nine months ended September 30, 2007 was a $1.0 million reduction to the income tax provision and a corresponding adjustment to net deferred tax liabilities and income tax receivables.

Net Income

Net income increased $23.3 million to $51.1 million for the nine months ended September 28, 2008 compared to $27.8 million for the nine months ended September 30, 2007. This increase is primarily attributable to increased profitability of the Energy Products and Instrumentation and Thermal Fluid Products segments as well as favorable currency impacts.

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

The following table summarizes our cash flow activities for the nine months ended September 28, 2008 (In thousands):

Cash flow from:
Operating activities	$36,158
Investing activities	(38,654)
Financing activities	3,101
Effect of exchange rates on cash and cash equivalents	(90)

Increase in cash and cash equivalents	$515

During the nine months ended September 28, 2008, we generated $36.2 million in cash flow from operating activities compared to $20.2 million during the nine months ended September 30, 2007. The cash provided by operating activities was primarily due to an increase in net income compared to the same period in 2007. The $38.7 million used by investing activities was primarily used for the purchase of short-term investments and capital equipment as well as the acquisition of Motor Tech. Financing activities provided $3.1 million which included $4.9 million of proceeds from the exercise of stock options and related income tax effects, $0.1 million in net debt borrowings offset by $1.9 million used to pay dividends to shareholders.

As of September 28, 2008, total debt was $22.5 million compared to $22.1 million as of December 31, 2007. Total debt as a percentage of total shareholders’ equity was 5% as of September 28, 2008 and as of December 31, 2007.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. Borrowings under our revolving credit facility were $17.0 million and $16.2 million as of September 28, 2008 and December 31, 2007, respectively.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 28, 2008 and December 31, 2007.

The ratio of current assets to current liabilities was 2.00:1 at September 28, 2008 and 1.86:1 at December 31, 2007. Cash and cash equivalents were $35.2 million as of September 28, 2008, compared to $34.7 million as of December 31, 2007.

In 2008, we expect cash flow from operating activities to be between $60 million to $70 million, with expected uses for capital expenditures of approximately $14 million, $15 million for payments to reduce our outstanding revolving credit facility balance and dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations, available credit facilities, and ability to further leverage the balance sheet, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of September 28, 2008, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of September 28, 2008, we have $17.0 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2008 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of September 28, 2008, we had forward contracts to sell currencies with a face value of approximately $3.8 million. The net unrealized loss attributable to foreign currency forward contracts at September 28, 2008 was less than $0.1 million. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 28, 2008 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of Q3 2008, Leslie was a named defendant in approximately 972 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Connecticut, and 25 other states. Approximately 474 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie was also a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

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

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million. Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has an incremental $1.3 million in liabilities related to an earlier verdict for which an appeal is also pending and $0.4 million in accrued interest for both adverse verdicts.

Accounting—Indemnity and Defense Cost Liabilities and Assets

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

As of September 28, 2008, Leslie has recorded asbestos liabilities of $19.8 million. This $19.8 million liability is composed of $13.4 million for existing claims, $4.2 million related to adverse verdicts and $2.2 million for incurred but not paid legal costs. Asbestos related insurance receivable amounts totaled $11.4 million as of September 28, 2008 and are comprised of $7.1 million for existing claims, $2.6 million related to adverse verdicts and $1.6 million for incurred but not paid legal costs. A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance receivable as of September 28, 2008 and December 31, 2007 are provided below:

In Thousands	September 28, 2008	December 31, 2007
Existing claim and adverse verdict liability	$17,569	$13,731
Incurred defense cost liability	$2,216	$3,028
Insurance receivable	$11,367	$11,899

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

As a result of these factors, Leslie is unable to estimate a range of additional losses that may be reasonably possible in the event that actual indemnity costs of resolving pending claims are higher than our estimate. In addition, while the likelihood of future claims is probable, Leslie’s management cannot estimate the amount of future claims or any range of losses that may be reasonably possible arising from such claims. With respect to current claims, critical information is known regarding such factors as disease mix, jurisdiction and identity of plaintiff’s counsel. Such information is of course unknown with respect to any future claims, and Leslie’s management believes that the disease mix, jurisdictional information and plaintiff counsel identity associated with its current case experience, which has been both limited and variable, cannot reasonably be extrapolated to any future filings. Moreover, Leslie management believes that appellate actions recently commenced and currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions, may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the likelihood of incurring indemnity amounts on account of such future claims and the level of indemnity that may be incurred to resolve such claims.

Third Quarter and Year-to-Date 2008 Experience and Financial Statement Impact

During the three months ended September 28, 2008, there were 267 asbestos claims filed and 141 claims resolved with respect to Leslie. For the three and nine months ended September 28, 2008, gross asbestos indemnity and defense costs totaled $6.1 million and $15.3 million, respectively, of which $2.3 million and $8.4 million, respectively, were paid by insurance. (Leslie’s insurance coverage is further discussed below). The following tables provide more specific information regarding Leslie’s claim activity during the three and nine months ended September 28, 2008 as well as the financial impact on the Company of the asbestos litigation for the three and nine months ended September 28, 2008 and September 30, 2007 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Beginning open claims	846	707
Claims filed	267	573
Claims resolved and dismissed	(141)	(308)

Ending open claims	972	972

Ending open mesothelioma claims	474	474

	Three Months Ended		Nine Months Ended
(In Thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Indemnity costs – settlements and adjustments to open claims	$3,182	$1,345	$7,041	$3,481
Adverse verdicts – accrued indemnity and interest costs (verdicts being appealed)	316	2,492	406	3,767
Defense cost incurred	2,650	2,496	7,805	6,180
Less insurance recoveries accrued	(2,339)	(4,496)	(8,358)	(9,534)

Net pre-tax expense	$3,809	$1,837	$6,894	$3,894

Insurance

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers have paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict. During the third quarter 2008, one of Leslie’s insurers that has paid 8% of Leslie’s historical asbestos defense and indemnity costs informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy. Therefore, Leslie will now be responsible for 37% of asbestos related defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed policy limits.

As of September 28, 2008, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $9.4 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $6.6 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie has recorded a receivable for the maximum amount of available primary layer insurance. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by an insurance recovery of 63% until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than three years.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and 4% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at September 28, 2008 and December 31, 2007.

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

Date: October 30, 2008

/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: October 30, 2008

/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: October 30, 2008

/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer