Form 10-K
period 2008-12-31
CIRCOR INTERNATIONAL INC
filed 2009-02-26
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 04-3477276

c/o Circor, Inc.

Suite 130

25 Corporate Drive, Burlington, MA 01803-4238

Telephone: (781) 270-1200

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $0.01 per share (registered on the New York Stock Exchange)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $818,424,442.

As of February 25, 2009, there were 16,902,710 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 29, 2009. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant’s year ended December 31, 2008.

Part I

Item 1.     Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic downturn and credit crisis and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our website at www.circor.com by using the “Investors” hyperlink. The information on our website is not part of, or incorporated by reference in this Annual Report.

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

Our Business

We design, manufacture and distribute a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 21 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have two major product groups: Instrumentation and Thermal Fluid Controls Products and Energy Products. As of December 31, 2008, our products were sold through nearly 1,100 distributors and we serviced more than 9,000 customers in over 115 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

Instrumentation and Thermal Fluid Controls Products Group—The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, aerospace, cryogenic and steam applications. In some instances, this segment also produces completed subsystems for its customers. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, solenoid valves, couplers, regulators, switches, strainers, samplers, DC electric motors and aerospace landing gear. The Instrumentation and Thermal Fluid Controls Products segment consists primarily of the following product brand names: Aerodyne Controls; Cambridge Fluid Systems; Circle Seal Controls; Loud Engineering; Industria; Hale Hamilton; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; Circor Instrumentation Technologies; Spence Engineering; Atkomatic Valve; CPC-Cryolab; RTK; Rockwood Swendeman; Spence Strainers; Dopak Sampling Systems, Texas Sampling, Tomco Quick Couplers; Motor Technology, Survival Engineering and U.S. Para Plate.

The Instrumentation and Thermal Fluid Controls Products segment accounted for $378.1 million and $343.6 million, or 48% and 52%, of our net revenues for the years ended December 31, 2008 and 2007, respectively.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie”) and Nicholson Steam Trap, Inc. (“Nicholson Steam Trap”). In January 1999, we acquired SSI Equipment Inc. which added a wide variety of strainers (now operated under the Spence Strainers name) to expand our industrial products line. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and certain of its affiliates (“RTK”). In February 2006, we acquired Hale Hamilton Valves Limited (“Hale Hamilton”). We believe that we have a very strong franchise in steam valve products. Both Leslie and Nicholson Steam Trap have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for nearly 80 years. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high technology industrial markets. Due to the reputation of each of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of miniature instrumentation valves, we have acquired several businesses that serve the instrumentation and aerospace fluid control markets. These acquisitions include Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Hoke in July 1998, GO Regulator in April 1999, Tomco Products (“Tomco”) and U.S. Para Plate in October 2002, DQS International (“DQS”) in November 2003, Texas Sampling (“TSI”) in December 2003, Loud Engineering & Manufacturing (“Loud”) in January 2005, Industria in October 2005, Survival Engineering (“SEI”) in July 2007 and Motor Technology (“Motor Tech”) in May 2008. Aerodyne manufactures high-precision valves and related components for the medical, analytical, military and aerospace markets. The Atkomatic product line consists of heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. The GO Regulator products include a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. The Tomco brand is a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. The U.S. Para Plate products involve high-pressure valves and regulators for aerospace and military applications and the SEI product line provides specialty inflation systems for aviation, marine and defense life rafts and evacuation slides. DQS and TSI manufacture and sell analytical sampling products. Loud is a designer and manufacturer of landing gear systems and related components for military helicopters and jet aircraft, and Industria produces solenoid valves and components for commercial and military applications. Our most recent acquisition, Motor Technology, designs and manufactures specialty electronic motors and actuators for the aerospace, medical, defense, transportation, and industrial markets.

Energy Products segment—The Energy Products segment designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pressure regulators, pipeline measurement and pipeline closures for use in oil, gas and chemical processing and industrial applications. We believe that our Energy Products Group is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy Products Group consists primarily of the following product brand names: KF; Contromatics; Pibiviesse; Mallard Control, Hydroseal, and Sagebrush.

The Energy Products segment accounted for $415.7 million and $322.1 million, or 52% and 48%, of our net revenues for the years ended December 31, 2008 and 2007, respectively.

We entered the energy products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications.

With the acquisition of KF Industries in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. Pibiviesse based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties (now referred to as “KF Canada”) to KF Industries. KF Canada had been one of KF Industries’ largest distributors. With this acquisition, KF Industries increased its presence in Canada, and introduced KF Canada’s products (check valves and specialty gate valves) through its worldwide representative network. KF Canada also has assumed the Canadian sales activities for other of our Energy Products segment companies to strengthen our overall sales presence in Canada.

During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications. In April 2004, we acquired Mallard Control (“Mallard”) and its wholly-owned subsidiary, Hydroseal which produce control valves, relief valves, pressure regulators, and other related products primarily for oil and gas production and processing and other petrochemical applications. During 2005, we merged the operations of Mallard and Hydroseal into KF Industries’ Oklahoma City facility and renamed the business Circor Energy Products. Circor Energy Products now manufactures and sells products under the names of KF Industries, Mallard Control, Hydroseal Valve and Contromatics. In May 2005, we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Company, Ltd. (“SKVC”), located in Suzhou, People’s Republic of China. SKVC was originally formed as a joint venture in 1995 and manufactures two-inch through twenty-four-inch carbon and stainless steel ball valves. We sell products manufactured by SKVC to customers worldwide for oil and gas applications. In February 2006, we acquired Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to the North American oil and gas markets.

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

Aerospace Markets. The commercial and military aerospace markets we serve include valves and fluid system component applications and integrated landing gear systems used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the fleet support infrastructure for these markets, with focus on Maintenance, Repair, and Overhaul (MRO), aftermarket spares and ground support maintenance equipment. We supply products used in hydraulic, fuel, water, air, and electro-mechanical systems.

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

Our Business Objectives and Strategies

We are focused on providing solutions for our customers’ requirements through a broad base of products and services. We have begun to transform our worldwide operations and culture through the development of lean manufacturing techniques. We believe many of our product lines have leading positions in their niche markets. Our objective is to enhance shareholder value through profitable growth of our diversified, multi-national company. In order to achieve this objective, our key strategies are to:

•	Continue to build market positions and improve operational performance to customers;

•	Improve the profitability of our business;

•	Expand into various fluid and motion control industries and markets and capitalize on integration opportunities;

•	Increase product offerings through targeted engineering development; and

•	Expand our geographic coverage.

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

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group

Aerodyne Controls	Pneumatic manifold assemblies; Mercury- free motion switches; Pneumatic valves; fluidic control assemblies	Aerospace; medical instrumentation; military; automotive

Product Families	Principal Products	Primary Markets Served
Instrumentation and Thermal Fluid Controls Products Group – (Continued)

Cambridge Fluid Systems	Gas control manifolds and panels; automatic process panels	Semiconductor; pharmaceutical

Circle Seal Controls	Motor-operated valves; check valves; relief valves; pneumatic valves; gauges; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; marine; natural gas vehicles

CPC-Cryolab and Rockwood Swendeman	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing

Dopak and Texas Sampling Systems	Sampling systems for liquids, liquefied gas, and gases	Chemical; petrochemical; pharmaceutical; biotech; and food and beverage industries

GO Regulator	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Hale Hamilton	Stop valves; relief valves; pressure regulators; reducing stations; filling systems	Maritime and naval defense; industrial gas; high technology industrial

Hoke	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators; modular analyzer systems	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Industria	Solenoid valves and components	Aerospace; commercial; military; marine

Leslie	Steam and water regulators; steam control valves; electric actuated shut- off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing

Loud Engineering	Landing gear systems; struts; solenoids; actuators	Aerospace; military

Motor Tech	Fractional horsepower DC permanent magnet brushed motors	Aerospace; military; transportation; industrial

Nicholson Steam Trap	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

RTK	Control valves; regulators; actuators; and related instrumentation products	HVAC; industrial; food and beverage; pharmaceutical

Survival Engineering Inc.	Inflation Valves, Inlet Check Valves, Pressure Relief Valves, Topping Off Valves, Hand Pumps, Hoses and Flanges	Life rafts (marine and aviation), Marine Evacuation Systems, Underwater Recovery Systems, Submarine Underwater Escape Systems

Product Families	Principal Products	Primary Markets Served
Spence Engineering	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

Spence Strainers	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Tomco	Pneumatic and hydraulic quick couplers and safety relief valves	General industrial and instrumentation

U.S. Para Plate	High pressure valves and regulators	Aerospace; military; industrial wash systems

Energy Products Group

Contromatics	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing

KF Industries	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves, Mud valves; and gate valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Hydroseal	Relief valves	Oil and gas production and processing and other industrial applications

Mallard Control	Control valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications

Pibiviesse	Forged steel ball valves	Oil and gas exploration; production; refining and transmission

Sagebrush	Pipeline flow control and measurement systems	Oil and gas production; refining and transmission

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

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $15.0 million, $12.0 million, and $9.9 million on capital expenditures for the years ended December 31, 2008, 2007, and 2006, respectively. Depreciation expense for these periods was $11.5 million, $10.9 million, and $11.2 million, respectively.

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

Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies as well as the quality control systems of certain customers. The primary industry standards that certain of our Instrumentation and Thermal Fluid Controls Products must meet include standards promulgated by: Underwriters’ Laboratory; American National Standards Institute; American Society of Mechanical Engineers; U.S. Military; Federal Aviation Administration; Society of Automotive Engineers; Boeing Basic and Advanced Management System; Aerospace Quality Assurance System; the American Gas Association; the Department of Transportation; and European Pressure Equipment Directive and Technical Inspection Association. The primary industry standards required to be met by, and applicable to, our Energy Products include standards promulgated by American National Standards Institute; American Society of Mechanical Engineers; American Petroleum Institute and Factory Mutual.

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2008, 2007, and 2006, were $4.8 million, $3.2 million, and $3.2 million, respectively.

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

Trademarks and Patents

We own patents that are scheduled to expire between 2009 and 2025 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the year ended December 31, 2008, we had one customer in our Energy Products segment that accounted for 11.4% of revenues. There were no other customers with revenues that exceeded 10% of our consolidated 2008 revenue. We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly those in the Energy Products segment, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

Our total order backlog was $330 million as of January 23, 2009, compared to $422 million as of January 25, 2008. We expect all but $41.0 million of the backlog at January 23, 2009 will be shipped by December 31, 2009.

Employees

As of December 31, 2008, our worldwide operations directly employed approximately 2,700 people. We have 66 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 207 employees in Italy, 115 in France, 53 in the Netherlands and 20 in Germany, covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2008, we capitalized approximately $0.3 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.9 million related to environmental and safety control facilities. We also expect to capitalize $0.6 million related to environmental and safety control facilities during the year ending December 31, 2009 and also expect to incur and expense charges of approximately $0.9 million related to environmental and safety control facilities during the year ending December 31, 2009.

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

As more fully described in Part I, Item 3 “Legal Proceedings”, our Leslie subsidiary has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. As of December 31, 2008, Leslie has a liability of $12.3 million and anticipated insurance recoveries of $6.3 million, for the estimated indemnity cost associated with resolution of its current open claims. Although Leslie believes this estimate is reasonable, such estimate also is highly uncertain, especially because Leslie’s claims history is relatively limited, very recent, and quite variable. As a result, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. In addition, while future claims are probable, Leslie’s management cannot estimate the losses that may arise from such future claims and we, therefore, have not accrued a liability for such future claims. Moreover, because we have factored the full amount of our remaining primary layer insurance limits into our accruals for the indemnity cost of resolving current open claims, and because Leslie has only limited available excess layer coverage, Leslie will be responsible for a substantial majority of indemnity costs associated with future claims.

Leslie also incurs significant costs in defending asbestos claims and we record these costs at the time incurred. Because Leslie has remaining primary layer coverage on an actual cash disbursement basis (as distinguished from our accruals); primary layer insurers currently pay 63% of such defense costs. We believe the amount of remaining primary layer coverage is $8.5 million. While we cannot reasonably predict when this primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately two to three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter. Because Leslie has only limited available excess layer coverage, Leslie would become responsible for a substantial majority of its defense costs upon exhaustion of the primary layer of insurance.

In addition to exhaustion of the primary layer of insurance, a significant increase beyond our estimates in the cost to Leslie of resolving current claims, the incurrence of significant liability with respect to future claims, or a significant increase in the cost of defending current and future asbestos claims could have a material adverse effect on our financial condition, results of operations or cash flows. We, therefore, refer the reader to and incorporate by reference Part I, Item 3 captioned “Legal Proceedings” in this

Annual Report on Form 10-K and to Part I, Item I captioned “Legal Proceedings” in our periodic filings on Form 10-Q which provides more specific information regarding Leslie’s asbestos litigation and insurance situation.

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 2% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

In particular, our petrochemical business is cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns or anticipated downturns in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

We, along with our customers and vendors, face the continuing impact of turmoil and uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

The public and private capital and credit markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions and conditions in the financial services market, which each could materially impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Although we do not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition or results of operations.

A resurgence of terrorist activity around the world could cause economic conditions to deteriorate and adversely impact our businesses.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly, or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005 and continuing in 2008, we embarked on a company wide program to implement lean manufacturing techniques. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes our anticipated profitability may suffer.

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

If we cannot pass on higher raw material or manufacturing costs to our customers, we may become less profitable.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. For example, during 2005 and part of 2006, we experienced diminished supplier performance that negatively impacted our operating and net income. The diminished supplier performance was the result of: the closure of certain suppliers, problems with new supplier on-time delivery reliability as well as lower than expected new supplier qualification acceptance. While we believe that we have remediated these lower supplier performance issues and alleviated the diminished impact on profitability, a continuation or recurrence of these factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

The trading price of our common stock continues to be volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and, in fact, recently has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. The unprecedented nature of the recent credit crisis and economic recession, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

In addition, the stock market as a whole has recently experienced dramatic price deterioration and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We maintain 22 major facilities worldwide, including 18 significant manufacturing operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Instrumentation and Thermal Fluid Controls Products Group has facilities located in the United States, Germany, France, the Netherlands, and the United Kingdom. Properties in Ronkonkoma, New York, Corona, California, Dayton, Ohio, Le Plessis, France, and Spartanburg, South Carolina are leased. The Energy Products Group has facilities located in the United States, Canada, Italy and the People’s Republic of China. Properties in Nerviano, Italy, Naviglio, Italy, Edmonton, Alberta, Canada, the distribution center in Oklahoma City, Oklahoma, and the manufacturing facility in Sapulpa, Oklahoma are leased. Our Tampa, Florida facility is subject to a collateral assignment under a loan agreement with a long-term lender.

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

Item 3.     Legal Proceedings

Asbestos Litigation

Background

Like many other manufacturers of fluid control products, our subsidiary Leslie, which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases.

As of the end of fiscal 2008, Leslie was a named defendant in approximately 968 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island and 24 other states. Approximately 502 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, juries or courts could reach a different conclusion in particular cases.

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements.

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million. Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has accrued an incremental $1.3 million liability related to an earlier verdict for which an appeal is pending and there is $0.5 million in accrued interest for both adverse verdicts.

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

During the fourth quarter of fiscal 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 and an additional $3.3 million during 2008 for the estimated indemnity cost associated with resolution of its current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of December 31, 2008, Leslie has recorded asbestos liabilities of $19.2 million ($9.3 million short-term and $9.9 million long-term) compared to $16.8 million as of December 31, 2007. The $19.2 million liability as of December 31, 2008 is comprised of $12.3 million for existing claims, $4.3 million related to adverse verdicts and $2.6 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $10.8 million ($6.1 million short-term and $4.7 million long-term) as of December 31, 2008 compared to $11.9 million as of December 31, 2007. The $10.8 million receivable as of December 31, 2008 is comprised of $6.3 million for existing claims, $2.7 million related to adverse verdicts and $1.8 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

	As of December 31
In Thousands	2008	2007	2006
Existing claim indemnity liability	$16,661	$13,731	$–
Incurred defense cost liability	2,584	3,028	1,026
Insurance recoveries receivable	(10,765)	(11,899)	–

Net asbestos liability	$8,480	$4,860	$1,026

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, recent and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

•	the severity of the injuries alleged by each pending claimant;

•	increases or decreases in Leslie’s average settlement costs;

•	possible adverse or favorable jury verdicts;

•	rulings on unresolved legal issues in various jurisdictions that bear on Leslie’s legal liability;

•	the numbers of claims that will be dismissed with no indemnity payments;

•	the impact of potential changes in legislative or judicial standards in different jurisdictions; and

•	the potential bankruptcies of other companies named as defendants in asbestos-related claims.

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

2008 Experience and Financial Statement Impact

During 2008, there were 688 asbestos claims filed and 427 claims resolved with respect to Leslie. For the year ended December 31, 2008, Leslie’s gross asbestos indemnity and defense costs totaled $18.0 million of which $9.7 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). This compares to $26.0 million gross asbestos indemnity and defense costs paid in 2007 of which $18.4 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2008, 2007, and 2006 as well as the financial impact of the asbestos litigation on the Company for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2008	2007	2006
Beginning open cases	707	492	290
Cases filed	688	482	353
Cases resolved and dismissed	(427)	(267)	(151)

Ending open cases	968	707	492

Ending open mesothelioma cases	502	338	265

	For the Year Ended December 31
(In Thousands)	2008	2007	2006
Indemnity costs—accrued	$7,316	$13,282	2,338
Adverse verdicts—accrued indemnity and interest costs (verdicts appealed)	504	3,766	–
Defense cost incurred	10,158	8,928	5,766
Insurance recoveries accrued	(9,667)	(18,442)	(5,753)

Net pre-tax asbestos expense	$8,311	$7,534	$2,351

Insurance

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers have historically paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict. During the third quarter 2008, one of Leslie’s insurers that paid 8% of Leslie’s historical asbestos defense and indemnity costs informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy. Therefore, Leslie became responsible for 37% of asbestos related defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed policy limits. More recently, however, the insurer in question has indicated that its calculations concerning policy exhaustion were incorrect. As a result, that carrier will be obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie since the insurer’s original notification. Nonetheless, we believe that, upon making such reimbursement, the insurer will have completed its obligations to Leslie under the policy and Leslie will be responsible for 37% of defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed the applicable policy limits.

As of December 31, 2008, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $8.5 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $6.3 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by an insurance recovery of 63% until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately two to three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than two to three years.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 2% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence, the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

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

During the first quarter of 2009, we declared a dividend of $0.0375 per outstanding common share payable on March 27, 2009 to shareholders of record on March 13, 2009.

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

As of February 23, 2009, there were 16,902,710 shares of our common stock outstanding and we had 95 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	501,662	(1)	$27.69	941,704
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	501,662	(1)	$27.69	941,704

(1)	Represents 151,660 stock options, and 350,002 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 29, 2008, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and a peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2003 and ending December 31, 2008. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Standard & Poor’s 500 Composite Index and the peer group on December 31, 2003 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/03	12/04	12/05	12/06	12/07	12/08
CIRCOR International, Inc.	100.00	96.83	107.92	155.52	196.72	117.13
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group*	100.00	127.23	133.35	165.00	227.55	136.30

*	Peer group companies include: Crane Company, Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data for the same periods are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2005 and 2004, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004(3)
Statement of Operations Data (1):
Net revenues	$793,816	$665,740	$591,711	$450,531	$381,834
Gross profit	252,297	195,367	172,908	132,675	107,569
Operating income (loss)	(40,628)	56,767	47,510	33,005	21,934
Income (loss) before interest and taxes	(40,718)	58,024	47,376	32,861	22,168
Net income (loss)	(59,015)	37,911	29,328	20,383	11,803
Balance Sheet Data:
Total assets	$588,023	$676,469	$605,675	$460,380	$428,418
Total debt (2)	13,150	22,102	64,826	33,491	42,880
Shareholders’ equity	333,622	420,384	357,301	310,723	293,435
Total capitalization	346,772	442,486	422,127	344,214	336,315
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$64,818	$56,916	$29,858	$45,326	$29,249
Investing activities	(48,920)	(16,831)	(68,239)	(60,899)	(10,107)
Financing activities	(7,069)	(35,529)	34,148	(10,304)	(19,536)
Net interest (income) expense	(180)	3,001	5,117	2,810	3,690
Capital expenditures	14,972	11,983	9,933	15,021	5,287
Diluted earnings (loss) per common share	$(3.51)	$2.27	$1.80	$1.27	$0.74
Diluted weighted average common shares outstanding	16,817	16,730	16,291	16,019	15,877
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	The statement of operations data for the year ended December 31, 2008 includes special charges of $141.3 million of goodwill and other intangible impairment charges and $0.2 million costs related to CFO retirement agreement. The statement of operations data for the years ended December 31, 2007, 2006, 2005, and 2004 includes, respectively, $2.5 million, $0.7 million, $1.6 million, and $0.3 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants, pension curtailment, as well as costs related to CEO/CFO retirement agreements recorded in 2007.
(2)	Includes capital leases obligations of: $0.8 million, $0.6 million, $0.9 million, $1.7 million and $0.1 million as of December 31, 2008, 2007, 2006, 2005 and 2004 respectively.
(3)	Results for the year ended December 31, 2004 include a $6.6 million pre-tax charge for an inventory write-down related to a change in our warehousing and inventory carrying practices.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic downturn and credit crisis and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and other highly engineered products that allow customers around the world to use fluid safely and efficiently in the instrumentation, fluid regulation, aerospace and energy markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems.

We have organized the Company into two segments: Instrumentation and Thermal Fluid Controls Products and Energy Products. The Instrumentation and Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, chemical processing, marine, power generation, commercial HVAC systems, petroleum and gas processing and refining, food and beverage processing, medical equipment and other general industrial markets. The Energy Products segment primarily serves the oil and gas exploration, production and distribution markets.

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made thirteen acquisitions in the last seven years that extended our product offerings. Our acquisitions of Loud in January 2005 and Industria in October 2005 provided us with complementary aerospace component and subassembly manufacturing capabilities. In February 2006, we acquired two businesses: Hale Hamilton and its subsidiary Cambridge Fluid Systems, a leading provider of high pressure valves and flow control equipment, and Sagebrush which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of SEI, a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Tech, a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets.

Regarding our 2008 financial results, we had record revenues of $793.8 million, a 19% increase over 2007 with double digit growth in both segments as a result of a strong backlog entering the year, favorable foreign exchange rate impacts of $18.8 million, and robust end markets during the first half of 2008. Our net loss was $59.0 million and our diluted earnings were a loss of $3.51 per share. Special charges that substantially consist of non-cash goodwill and intangible asset impairments resulted in a $129.2 million reduction in net income.

We enter 2009 with significantly more uncertainty than we did 2008 with an ending backlog of $342.7 million as of December 31, 2008 which is $48.9 million lower than $391.6 million as of December 31, 2007. The recent macroeconomic factors impacting global credit markets, the drop in oil and gas prices, large swings in global currencies and general weakness in most business industries have reduced our 2009 revenue and earnings outlook compared to 2008. While the magnitude and timing of deteriorating economic conditions on our businesses are highly volatile, we have proactively developed and are ready to implement other contingency plans in order to protect market share, quality of earnings and cash flow. At the same time, we are continuing to dedicate resources to pursuing and achieving certain strategic deployment objectives which, we believe, will enable us to emerge from economic recession even stronger than we entered it.

During 2008 across the Company, we continued to strengthen our management teams and accelerated our lean operating improvement initiatives, both with respect to our manufacturing operations and to our front and back office processes. These efforts contributed to improvements in both our Energy Products and Instrumentation and Thermal Fluids segments. The Energy Products segment achieved record revenues and record operating margins in 2008. Our Instrumentation and Thermal Fluid Products segment, while adversely impacted by a non-cash special charge for an impairment of our goodwill and intangible assets and an increase in our asbestos costs related to Leslie, also achieved record revenues and realized meaningful operational improvements during 2008.

Regarding cash flow in 2008, we generated cash flow from operating activities of $64.8 million, or 8% of revenues, an increase of $7.9 million compared to $56.9 million generated in 2007. The increase from 2007 resulted primarily from greater 2008 profitability before adjusting for impairment charges compared to 2007. We also used $48.9 million of cash for investing activities and $7.1 million in financing activities. As of December 31, 2008, we believe we remain a well-capitalized company with total debt-to-total shareholders equity of 4%.

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

Except for income taxes and a change in the measurement of pension liabilities, there have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2007 Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below and in Note (8) of the accompanying consolidated financial statements.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is measured as the difference between the cost of the inventory and estimated market value and charged to the provision for inventory, which is a component of our cost of revenues. Assumptions about future demand are one of the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $183.3 million as of December 31, 2008, compared to $171.7 million as of December 31, 2007. Our inventory allowance as of December 31, 2008 was $12.5 million, compared to $11.6 million as of December 31, 2007. Our provision for inventory obsolescence was $5.1 million, $3.5 million, and $5.6 million, for 2008, 2007, and 2006, respectively.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of the December 31, 2008 and 2007 were $10.6 million and $4.0 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, industrial, and aerospace markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2008 and 2007, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the year ended December 31, 2008, we had one customer in our Energy Products segment that accounted for 11.4% of the Company’s consolidated revenues. For the year ended December 31, 2007, we had no customers with revenues that exceeded the threshold of 10% of the Company’s consolidated revenues.

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

Impairment Analysis

As required by SFAS No.142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on weighted average cost of capital.

Certain negative macroeconomic factors began to impact the global credit markets in late 2008 and we noted significant adverse trends in business conditions in the fourth quarter of 2008. Concurrent with these adverse developments, we commenced our annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the impairment assessment, we identified deterioration in the expected future financial performance of our Instrumentation and Thermal Fluid Controls segment compared to the expected future financial performance of this segment at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. As a result, we recognized goodwill and intangible impairments of $140.3 million and $1.0 million, respectively, within the Instrumentation and Thermal Fluid Controls segment for the year ended December 31, 2008.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2008 was $32.1 million compared with $169.1 million as of December 31, 2007. The amounts of our non-amortizing intangible assets were $17.3 million and $18.7 million, as of December 31, 2008 and 2007, respectively. Based on impairment tests performed, there was no impairment of our goodwill in 2007 or 2006.

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Instrumentation and Thermal Fluid Controls, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie’s in accordance with SFAS No. 144 in the fourth quarter 2007. As part of our year-end 2008 closing process, with the assistance of an independent third-party appraisal firm, an updated SFAS No. 144 impairment analysis was performed again for Leslie. This analysis led us to conclude that the fair value of Leslie’s long-lived assets was at least equal to net book value, and no impairment charge was necessary.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, extraterritorial income exclusion, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 44.9%, 31.1%, and 30.6%, for 2008, 2007, and 2006, respectively. The tax rate for 2008 included the tax impact of an adjustment for goodwill and intangible impairment of $141.3 million for which the tax basis was $32.8 million. Excluding the goodwill and impairment charge, the 2008 effective tax rate would have been 30.3%.

For 2009, we expect an effective income tax rate of 32.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2008, deferred income tax liabilities decreased primarily due to the reversal of prior depreciation differences, amortization relating to non-goodwill intangibles and the impairment charge related to tax basis goodwill. Tax basis goodwill will continue to be amortized over its remaining life. Deferred income tax assets increased primarily due to an increase in other comprehensive income, accrued expenses and the shift of the goodwill related deferred tax from a deferred tax liability to a deferred tax asset following the impairment charge. Regarding deferred income tax assets, we maintained a total valuation allowance of $9.1 million at December 31, 2008, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2008, the Company recognized approximately $0.1 million in interest. As of December 31, 2008, accrued interest and penalties were $0.3 million.

Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2008, the liability for uncertain income tax positions was $2.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

For additional information regarding the adoption of FIN 48, see “Income Taxes” in Note (8), of the accompanying consolidated financial statements.

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and will instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our U.S. employees are eligible to participate.

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

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.0% for 2008 compared to 8.5% for 2007. For the qualified plan, the discount rate used to estimate the net pension expense for 2008 was 6.25% compared to 6.15% for 2007. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2008 was 6.25% compared to 6.05% in 2007. The effect of the discount rate changes for 2008 lowered our projected benefit obligation by approximately $0.5 million and had a negligible impact on our 2008 pension expense.

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

The fair value of our defined benefit plans’ assets at December 31, 2008 was less than the estimated projected benefit obligations. The fair value of plan assets declined $8.5 million to $20.5 million as of December 31, 2008 compared to $29.0 million as of December 31, 2007. The Company’s net pension liability increased $10.5 million to $13.3 million as of December 31, 2008 compared to $2.9 million as of December 31, 2007. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

During 2008, we did not make any cash contributions to our defined benefit pension plans. In 2009, we do not expect to make voluntary cash contributions, although global capital market and interest rate fluctuations will impact future funding requirements.

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For 2009, we utilized 6.25% as our discount rate for our pension plans on a weighted average basis given the level of yield on corporate bond interest rates. Since there was no change in the assumed rate used for 2009 compared to 2008, there should be no impact on our projected benefit obligation or 2009 pension expense.

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

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2008 and December 31, 2007:

	Year Ended
	December 31, 2008		December 31, 2007		% Change
	(Dollars in thousands)
Net revenues	$793,816	100.0%	$665,740	100.0%	19.2%
Cost of revenues	541,519	68.2	470,373	70.7	15.1

Gross profit	252,297	31.8	195,367	29.3	29.1
Selling, general and administrative expenses	143,157	18.0	128,552	19.3	11.4
Asbestos charges, net	8,311	1.0	7,534	1.1	10.3
Special charges	141,457	17.8	2,514	0.4	n/m

Operating income (loss)	(40,628)	(5.1)	56,767	8.5	(171.6)
Other (income) expense:
Interest (income) expense, net	(180)	(0.0)	3,001	0.5	(106.0)
Other (income) expense, net	270	0.0	(1,257)	(0.2)	(121.5)

Total other expense	90	0.0	1,744	0.3	(94.8)

Income (loss) before income taxes	(40,718)	(5.1)	55,023	8.3	(174.0)
Provision for income taxes	18,297	2.3	17,112	2.6	6.9

Net income (loss)	$(59,015)	(7.4)	$37,911	5.7	(255.7)

Net Revenue

Net revenues for the year ended December 31, 2008 increased by $128.1 million, or 19.2%, to $793.8 million, from $665.7 million for the year ended December 31, 2007. The increase in net revenues for the year ended December 31, 2008 was attributable to the following:

Segment	Year Ended		Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
	December 31, 2008	December 31, 2007
	(In thousands)
Instrumentation & Thermal Fluids Control	$378,114	$343,596	$34,518	$2,933	$–	$30,860	$725
Energy	415,702	322,144	93,558	–	–	75,521	18,037

Total	$793,816	$665,740	$128,076	$2,933	$–	$106,381	$18,762

The Instrumentation and Thermal Fluid Controls Products segment accounted for 48% of net revenues for the year ended December 31, 2008 compared to 52% for the year ended December 31, 2007. The Energy Products segment accounted for 52% of net revenues for the year ended December 31, 2008 compared to 48% for the year ended December 31, 2007.

Instrumentation and Thermal Fluid Controls Products revenues increased $34.5 million, or 10%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in revenues was the net result of several factors. This segment’s customer orders increased 3% in 2008 compared to 2007. Business units in this segment benefited from higher volumes and selling prices. In addition, revenue increased an incremental $2.9 million as a result of the May 2008 acquisition of Motor Tech which complemented this segment’s sales to aerospace, defense, medical and transportation end markets. This segment’s year to date revenues also included a $0.7 million increase due to higher foreign exchange rates compared to the US dollar. The 2009 outlook for this segment has significantly more uncertainty than we had entering 2008. This segment’s order backlog ended 2008 $33.0 million higher than the fourth quarter of 2007 however, we have seen some recent declines in HVAC, semiconductor and other general industry markets partially offset by strength in multi-year military aerospace. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain of the magnitude and duration of these potential declines and the impact on this segment.

Energy Products revenues increased by $93.6 million, or 29%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in revenues was the net result of an incremental $75.5 million from organic increases in revenues which included $52.1 million for large international projects and fabricated systems in North America and the balance from standard products sold through distribution. We believe the total organic revenue increase resulted from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This segment’s revenues also included an $18.0 million increase over 2007 due to higher foreign exchange rates compared to the US dollar. Orders for this segment declined $71.0 million to $333.8 million for the year ended December 31, 2008 compared to $404.8 million for the year ended December 31, 2007 primarily due to lower international project bookings. Backlog has declined by $81.9 million to $172.9 million as of December 31, 2008 compared to the same period in 2007. With the sharp declines in oil rig counts and volatile prices for gas and oil, we anticipate a decline in energy orders during 2009. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain of the magnitude and duration of these potential declines and the impact on this segment.

Gross Profit

Consolidated gross profit increased $56.9 million or 29% to $252.3 million for the year ended December 31, 2008 compared to $195.4 million for the same period in 2007. Consolidated gross margin of 31.8% for 2008 was an increase of 250 basis points from 2007.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $16.8 million for the year ended December 31, 2008 compared to the same period in 2007. Gross profit increased on higher unit volume increases related to market growth as well as customer price increases, product mix, favorable currency rates, improved productivity and the Motor Tech acquisition; however, these increases were partially offset by higher costs including continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold. We also remain focused on lean manufacturing initiatives not only to achieve more linear and efficient production levels, but to ensure a more predictable flow of inventory from our global suppliers.

Gross profit for the Energy Products segment increased $40.2 million or 45% for the year ended December 31, 2008 compared to the same period in 2007. The gross profit increase was comprised of $4.9 million due to higher foreign exchange rates compared to the US dollar and $35.3 million due to other activities primarily driven by higher unit volumes, favorable mix and pricing of large international projects, and improved productivity. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from the People’s Republic of China with the continued appreciation of the RMB as compared to the US dollar affecting our energy products sold through distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.6 million, or 11%, to $143.2 million for the year ended December 31, 2008 compared to $128.6 million for 2007. Selling, general and administrative expenses were 18.0% of revenues for 2008, a decrease of 130 basis points from 2007.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased by $5.9 million over 2007, which was due to higher commissions and selling expenses associated with revenue growth, and the incremental impact from our 2008 acquisition of Motor Tech.

Selling, general and administrative expenses for the Energy Products segment increased 15% or $6.0 million. This segment incurred higher commissions and selling expenses to support its 29% revenue growth and its backlog of $172 million as of December 31, 2008. In addition, approximately 23% of the increase is due to higher foreign exchange rates compared to the U.S. dollar.

Corporate, general and administrative expenses increased $2.7 million to $20.6 million in 2008 compared to the year ended December 31, 2007. The increase was primarily from higher compensation costs and claims expense.

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs increased to $8.3 million for the fiscal year ended December 31, 2008 compared to $7.5 million for the year ended December 31, 2007. This increase was the result of lower insurance recoveries and higher gross defense expenses offset by lower indemnity and adverse verdict costs.

Special Charges

During the twelve months ended December 31, 2008 we recorded special charges of $141.5 million. In connection with our annual SFAS No. 142 goodwill and intangible asset impairment analysis, we recorded goodwill and intangible impairments of $141.3 million. The additional charge of $0.2 million related to costs associated with the Company’s former CFO retirement agreement. For the year ended December 31, 2007, special charges of $2.5 million were recorded, including $2.4 million related to costs associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards, $1.2 million pertaining to severance and facility costs primarily from closing a facility located in Connecticut within the Instrumentation and Thermal Fluid Controls segment, and a $1.2 million net gain related to the sale of facilities classified as held for sale within the Energy Products segment.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2008 compared to the year ended December 31, 2007 was as follows:

	Year Ended		Total Change	Acquisitions	Divestiture	Operations	Foreign Exchange
Segment	December 31, 2008	December 31, 2007
	(In thousands)
Instrumentation & Thermal Fluid Controls	$(103,728)	$26,287	$(130,015)	$(1,035)	$–	$(137,495)	$8,515
Energy	83,819	50,691	33,128	–	–	29,587	3,541
Corporate	(20,719)	(20,211)	(508)	–	–	(508)	–

Total	$(40,628)	$56,767	$(97,395)	$(1,035)	$–	$(108,416)	$12,056

Operating income decreased $97.4 million or 172% to a net loss of $40.6 million for the year ended December 31, 2008 compared to the same period in 2007. Excluding special charges of $141.5 million, comprised primarily of non-cash related goodwill and intangible asset impairments, operating income increased $41.5 million, or 70%, to $100.8 million for the year ended December 31, 2008 compared to $59.3 million in 2007, on a 19% increase in revenues in 2008.

Operating income for the Instrumentation and Thermal Fluid Control Products segment decreased $130.0 million, or 495%, to a net loss of $103.7 million for the year ended December 31, 2008 compared to a net profit of $26.3 million due to goodwill and intangible asset impairments of $141.3 million. Operating margins for this segment declined 3,510 basis points to (27.4%) for the year ended 2008 compared to 7.7% for 2007. Excluding special charges consisting mainly of goodwill and intangible impairment, operating income for this segment increased $10.0 million, or 36%, to $37.6 million compared to $27.5 million for the year ended December 31, 2007. Excluding special charges, operating margins for this segment increased 190 basis points to 9.9% on a revenue increase of 10% for 2008 compared to 2007. Higher unit volume, price increases, favorable product mix and exchange rates as well as the Motor Tech acquisition helped offset higher asbestos litigation related costs and higher raw material costs resulting in improved overall margins.

Operating income for the Energy Products segment increased $33.1 million, or 65%, for the year ended December 31, 2008 compared to the same period in 2007. Operating margins increased 450 basis points to 20.2% on a revenue increase of 29%, compared to 2007. This segment’s increased operating income benefited from higher unit volume, a favorable mix of large international oil and gas projects, higher foreign exchange rates compared to the U.S. dollar, and further operational improvements. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from the People’s Republic of China with the continued appreciation of the RMB as compared to the U.S. dollar affecting our energy products sold through distribution.

Interest (Income) Expense, Net

Interest (income) expense, net, decreased $3.2 million to ($0.2) million for 2008 compared to $3.0 million for 2007. The decrease in interest expense, net was due to lower debt borrowings during 2008 against our revolving credit facility and higher interest income primarily from cash deposits and investments.

Other (Income) Expense, Net

Other (income) expense, net was $0.3 million expense for the year ended December 31, 2008 compared to ($1.3) million income in the same period of 2007. The difference in the amounts of other income was largely due to the 2007 gain on the sale of an investment in a small European business within our Instrumentation and Thermal Fluid Control Products segment for $1.6 million.

Provision for Income Taxes

The effective tax rate was 44.9% for the year ended December 31, 2008 compared to 31.1% for the same period of 2007. The tax rate for 2008 included the tax impact of goodwill and intangible impairment charges of $141.3 million for which the tax basis was $32.8 million and a $12.2 million tax benefit was recorded. Excluding the goodwill and intangible impairment charge, the 2008 effective tax rate would have been 30.3%. The tax rate excluding impairment decreased from the prior year primarily due to the 2008 tax rate reduction in certain foreign jurisdictions.

Net Income (Loss)

Net income decreased $96.9 million or 256%, to a net loss of $59.0 million for the year ended December 31, 2008 due to an increase in special charges comprised primarily of non-cash related goodwill and intangible impairment charges. These 2008 special charges resulted in a $129.2 million reduction in net income for the year ended December 31, 2008. This 2008 loss was partially offset by increased profitability of the Energy Products and Instrumentation and Thermal Fluid Controls Products segments, lower corporate special charges, favorable exchange rates compared to the U.S. dollar, as well as lower interest expense compared to 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2007 and December 31, 2006:

	Year Ended
	December 31, 2007		December 31, 2006		% Change
	(Dollars in thousands)
Net revenues	$665,740	100.0%	$591,711	100.0%	12.5%
Cost of revenues	470,373	70.7	418,803	70.8	12.3

Gross profit	195,367	29.3	172,908	29.2	13.0
Selling, general and administrative expenses	128,552	19.3	122,369	20.7	5.1
Asbestos charges, net	7,534	1.1	2,351	0.1	220.5
Special charges	2,514	0.4	678	0.1	n/m

Operating income	56,767	8.5	47,510	8.0	19.5
Other (income) expense:
Interest expense, net	3,001	0.5	5,117	0.9	(41.4)
Other (income) expense, net	(1,257)	(0.2)	134	–	n/m

Total other expense	1,744	0.3	5,251	0.9	(66.8)

Income before income taxes	55,023	8.3	42,259	7.1	30.2
Provision for income taxes	17,112	2.6	12,931	2.2	32.3

Net income	$37,911	5.7	$29,328	5.0	29.3

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

Energy Products revenues increased by $43.1 million, or 16%, for the year ended December 31, 2007 compared to the same period in 2006. The increase in revenues was the net result of an incremental $26.5 million from organic increases in revenues which included $25.6 million for large international projects and fabricated systems in North America and the balance from standard products sold through distribution. The total organic revenue increase resulted from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This segment’s revenues for standard products sold through distribution declined in the second half of 2007 due to lower orders resulting from wet weather conditions in the Midwest in June and July and by distributors normalizing their stocking levels, after over-buying from manufacturers during 2006 and early 2007 due to tight supply of products. We expect our distributors to have completed their re-balancing of inventories by the first quarter of 2008. Revenues in 2007 also increased an incremental $4.7 million from the February 2006 acquisition of Sagebrush which produces fabricated measuring, metering, and control sub-systems for pipeline applications in the North America oil and gas markets. This segment’s revenues also included an $11.9 million increase due to higher foreign exchange rates compared to the US dollar. The increase in end market demand resulted in this segment’s customer backlog being 48% higher as of December 31, 2007, compared to the same period last year and nearly equivalent to the end of the third quarter of 2007.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.2 million, or 5%, to $128.6 million for the year ended December 31, 2007 compared to $122.4 million for 2006. Selling, general and administrative expenses were 19.3% of revenues for 2007, a decrease of 140 basis points from 2006.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased by $0.8 million from 2006 which was due to $3.1 million of cost savings from our SART business divested in December 2006 offset by higher foreign exchange rates for the Euro and Pound Sterling, higher personnel-related costs at certain locations, and the incremental impact from our 2006 acquisition of Hale Hamilton.

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

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls Segment. Asbestos charges, net for the year ended December 31, 2007 were $7.5 million compared to $2.4 million in 2006. This increase was due to an accrual for estimated indemnity costs to resolve open asbestos claims, accruals for two adverse verdicts, and higher defense costs.

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

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	2008	2007	2006
Cash flow provided by (used in):
Operating activities	$64,818	$56,916	$29,858
Investing activities	(48,920)	(16,831)	(68,239)
Financing activities	(7,069)	(35,529)	34,148
Effect of exchange rates on cash balances	3,982	1,454	1,773

Increase (Decrease) in cash and cash equivalents	$12,811	$6,010	$(2,460)

During the year ended December 31, 2008, we generated $64.8 million in cash flow from operating activities which was $7.9 million more than the cash flow generated during the twelve months ended December 31, 2007, primarily due to higher net income after excluding non-cash related goodwill and intangible impairment charges. The $48.9 million used by investing activities included a net $27.2 million for the purchase of investments, $15.0 million used for the net purchase of capital equipment, and $7.3 million for the Motor Tech acquisition, partially offset by $0.5 million in proceeds from the sale of assets, property, plant, and equipment. Financing activities used $7.1 million which included: a net $9.2 million of debt payments and $2.5 million in dividends paid to shareholders, offset by $4.6 million of proceeds from the exercise of share-based compensation and related income tax effects.

As of December 31, 2008, total debt was $13.2 million compared to $22.1 million for the year ended 2007. Total debt as a percentage of total shareholders equity was 4% as of December 31, 2008 compared to 5% as of December 31, 2007.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million and to allow for additional indebtedness not to exceed $80 million. This revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2008, we had borrowings of $7.0 million outstanding under our revolving credit facility and $36.7 million allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at December 31, 2008 and December 31, 2007.

The ratio of current assets to current liabilities was 2.05:1 at December 31, 2008 compared to 1.86:1 at December 31, 2007. Cash and cash equivalents were $47.5 million as of December 31, 2008 compared to $34.7 million as of December 31, 2007.

In 2009, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures, payments to reduce our outstanding revolving credit facility balance to zero and pay dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The public and private capital and credit markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth.

Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Although we do not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition or results of operations.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2008 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 years
Contractual Cash Obligations:
Current portion of long-term debt	$622	$622	$–	$–	$–

Total short-term borrowings	622	622	–	–	–
Long-term debt, less current portion	12,528	–	7,453	205	4,870
Interest payments on debt	1,389	181	302	264	642
Operating leases	15,484	5,323	4,573	2,162	3,426

Total contractual cash obligations	$30,023	$6,126	$12,328	$2,631	$8,938

Other Commercial Commitments:
U.S. standby letters of credit	$4,231	$4,114	$117	$–	$–
International standby letters of credit	32,638	6,517	18,510	7,611	–
Commercial contract commitments	62,273	61,230	407	244	392

Total commercial commitments	$99,142	$71,861	$19,034	$7,855	$392

The most significant of our contractual cash obligations at December 31, 2008 related to our revolving credit facility totaling $7.0 million. The interest on the revolving credit facility, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2008 and 2020 and interest rates ranging between 1.37% and 6.40%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments includes approximately $61.1 million of commitments related to open purchase orders. All of these open purchase orders are not expected to extend beyond 2009. As of December 31, 2008, we did not have any open purchase order commitments that extend beyond 2010.

We did not contribute to our pension plan trust during the fiscal years ended December 31, 2007 and 2008. We do not expect to make plan contributions for 2009. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

In September 2006, the FASB issued SFAS No.157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of this Standard had no material effect on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not anticipate that the adoption of this standard will have a material effect on the Company’s operations or financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The oil and gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature or not driven by customer demand and, therefore, may result in longer lead times for increases in petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. Similarly, although not to the same extent as the oil and gas markets, the general industrial, chemical processing, aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand. These fluctuations may have a material adverse effect on our business, financial condition or results of operations.

Interest Rate Sensitivity Risk

As of December 31, 2008, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term borrowing rates. We had $7.0 million borrowed under our revolving credit facility as of December 31, 2008. Based upon expected levels of borrowings under our revolving credit facility in 2008 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.1 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of December 31, 2008, we had two forward contracts to sell currencies with a face value of $2.5 million which approximates fair value. This compares to seven forward contracts to sell currencies with a face value of $2.0 million which approximates fair value as of December 31, 2007.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

Item 8.     Financial Statements and Supplementary Data

CIRCOR INTERNATIONAL, INC

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed more fully in the Company’s definitive Proxy Statement and Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and March 2, 2007, respectively, KPMG LLP was dismissed on February 26, 2007 and Grant Thornton LLP was appointed as the Company’s independent registered public accounting firm by our audit committee. There were no disagreements with accountants on accounting or financial disclosure during the fiscal year ended December 31, 2008 or 2007.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.     Other Information

None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

Item 11.     Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

Item 13.     Certain Relationships and Related Transactions, Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

Item 14.     Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2008.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	109

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)    Exhibits

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961 (“Form 10”), filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to the Form 10.

3.2*	Amended and Restated By-Laws of CIRCOR International, Inc.

3.3*	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc.

3.4

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

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1

Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2

Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated as of November 1, 2002, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003.

Exhibit No.	Description and Location

4.3

Amendment No. 2 to Shareholder Rights Agreement, dated as of November 2, 2006, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2006.

4.4

Specimen certificate representing the Common Stock of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

9	Voting Trust Agreements:

9.1	The Amended and Restated George B. Horne Voting Trust Agreement-1997, dated as of September 14, 1999, is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Form 10.

10	Material Contracts:

10.1§

CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 4.4 to CIRCOR International, Inc.’s Form S-8, File No. 333-125237, filed with the Securities and Exchange Commission on May 25, 2005.

10.2§	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10.

10.3§

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated Vesting Schedule) is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10.

10.4§

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule) is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10.

10.5§

Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10.

10.6§	CIRCOR International, Inc. Management Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10.

10.7§	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10.

10.8

Letter of Credit, Reimbursement and Guaranty Agreement, dated as of March 1, 2004, among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and SunTrust Bank, as Letter of Credit Provider thereto, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004.

Exhibit No.	Description and Location

10.9

Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc., dated July 1, 1994, is incorporated herein by reference to Exhibit 10.15 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and Exchange Commission on September 26, 1994.

10.10

Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994, is incorporated herein by reference to Exhibit 10.17 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and Exchange Commission on September 26, 1994.

10.11§

Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003.

10.12§

Amended and Restated Retirement Agreement, dated September 27, 2007 and effective August 22, 2007, by and between CIRCOR International, Inc. and David A. Bloss, Sr., is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 6, 2007.

10.13

Credit Agreement, dated as of December 20, 2005, among CIRCOR International, Inc., as Borrower, the Other Credit Parties party thereto, the Lenders party thereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and Administrative Agent, and Bank of America, N.A., as Syndication Agent, is incorporated herein by reference to Exhibit 10.13 to CIRCOR International, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2006.

10.14

Amendment No. 1 to Credit Agreement among CIRCOR International, Inc., as Borrower, the Other Credit Parties party thereto, the Lenders party thereto, as Lenders, Keybank National Association, as an LC issuer, Swing Line lender, and as the Lead Arranger, Sole Bookrunner and Administrative Agent, and Bank of America, N.A., as Syndication Agent, dated October 12, 2006, is incorporated herein by reference to Exhibit 10.32 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 2, 2006.

10.15

Sharing Agreement, dated December 31, 1999, regarding the rights of debt holders relative to one another in the event of insolvency, is incorporated herein by reference to Exhibit 10.21 to CIRCOR International, Inc.’s Form 10 Q/A, File No. 001-14962, filed with the Securities and Exchange Commission on August 14, 2000.

10.16§

Amended and Restated Executive Change of Control Agreement between CIRCOR, Inc. and Andrew William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.16 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008.

Exhibit No.	Description and Location

10.17§

Executive Change of Control Agreement between CIRCOR, Inc. and Kenneth W. Smith, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.24 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 14, 2000.

10.18§

Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005.

10.19§

Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001.

10.20§

Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.28 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 13, 2001.

10.21§

Executive Change of Control Agreement between Leslie Controls, Inc. and John W. Cope, dated August 5, 2005, is incorporated herein by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on August 9, 2005.

10.22§

Amended and Restated Retirement Agreement, dated December 17, 2007, by and between CIRCOR International, Inc. and Kenneth W. Smith is incorporated herein by reference to Exhibit 10.22 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 10, 2008.

10.23§

Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated May 4, 2005, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 5, 2005.

10.24§

First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.25§

First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.26§

Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated June 15, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on June 19, 2006.

Exhibit No.		Description and Location

10.27§

Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006.

10.28§

Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated December 18, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 19, 2006.

10.29§

First Amendment to CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 7, 2005.

10.30§

Form of Restricted Stock Unit Agreement for Employees and Directors, incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.31§

Restricted Stock Unit Agreement between CIRCOR International, Inc. and A. William Higgins, dated May 6, 2008, incorporated herein by reference to Exhibit 10.17 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008.

10.32§

Severance Agreement, dated March 24, 2008, by and between CIRCOR, Inc. and A. William Higgins, incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008.

10.33§	*	Letter Agreement, dated December 30, 2008, between CIRCOR International, Inc. and Christopher R. Celtruda.

10.34§	*	Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated February 11, 2008.

10.35§	*	Amendment to Amended and Restated Change of Control Agreement between CIRCOR, Inc. and A. William Higgins dated December 23, 2008.

10.36§	*	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt dated December 23, 2008.

10.37§*		Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda dated December 23, 2008.

10.38§	*	Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins dated December 23, 2008.

10.39§	*	Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger dated December 23, 2008.

10.40§	*	Amendment to Executive Change of Control Agreement between Leslie Controls, Inc. and John W. Cope dated December 23, 2008.

Exhibit No.		Description and Location

10.41§	*	Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass dated December 23, 2008.

10.42§	*	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig dated December 23, 2008.

10.43§	*	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton dated December 23, 2008.

10.44§	*	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III dated December 23, 2008.

10.45§	*	Amendment to Severance Agreement between CIRCOR, Inc. and A. William Higgins dated December 23, 2008.

21*		Schedule of Subsidiaries of CIRCOR International, Inc.

23.1*		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.3*		Consent of Hamilton, Rabinovitz & Associates, Inc.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
§	Indicates management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ A. WILLIAM HIGGINS
A. William Higgins Chairman and Chief Executive Officer

Date:	February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. WILLIAM HIGGINS A. William Higgins	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ FREDERIC M. BURDITT Frederic M. Burditt	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2009

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2009

/s/ JEROME D. BRADY Jerome D. Brady	Director	February 26, 2009

/s/ DEWAIN K. CROSS Dewain K. Cross	Director	February 26, 2009

/s/ DAVID F. DIETZ David F. Dietz	Director	February 26, 2009

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 26, 2009

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	February 26, 2009

/s/ C. WILLIAM ZADEL C. William Zadel	Director	February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of two years in the period ended December 31, 2008 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” issued by the Financial Accounting Standards Board. As discussed in Note 13 to the consolidated financial statements, as of January 1, 2007, the Company adopted the measurement provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 25, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on CIRCOR International, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of CIRCOR International, Inc. and subsidiaries and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIRCOR International, Inc.:

We have audited the accompanying consolidated statements of operations, cash flows and shareholder’s equity of CIRCOR International, Inc. for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements for the year ended December 31, 2006, we also audited the accompanying financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CIRCOR International, Inc. for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share—Based Payment” on January 1, 2006. As discussed in note 13 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ KPMG LLP

Boston, Massachusetts

February 22, 2007

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,473	$34,662
Short-term investments	34,872	8,861
Trade accounts receivable, less allowance for doubtful accounts of $1,968 and $2,151, respectively	134,731	125,663
Inventories	183,291	171,661
Prepaid expenses and other current assets	3,825	3,990
Deferred income taxes	12,396	8,220
Insurance receivables	6,081	6,885
Assets held for sale	1,015	312

Total Current Assets	423,684	360,254

PROPERTY, PLANT AND EQUIPMENT, NET	82,843	82,465
OTHER ASSETS:
Goodwill	32,092	169,110
Intangibles, net	42,123	47,373
Non-current insurance receivable	4,684	5,014
Other assets	2,597	12,253

TOTAL ASSETS	$588,023	$676,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,421	$82,038
Accrued expenses and other current liabilities	69,948	72,481
Accrued compensation and benefits	22,604	21,498
Asbestos liability	9,310	9,697
Income taxes payable	9,873	7,900
Notes payable and current portion of long-term debt	622	201

Total Current Liabilities	206,778	193,815

LONG-TERM DEBT, NET OF CURRENT PORTION	12,528	21,901
DEFERRED INCOME TAXES	3,496	19,106
LONG-TERM ASBESTOS LIABILITY	9,935	7,062
OTHER NON-CURRENT LIABILITIES	21,664	14,201
COMMITMENTS AND CONTINGENCIES (Notes 14, 15, and 16) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,898,497 and 16,650,407 shares issued and outstanding at December 31, 2008 and 2007, respectively	169	167
Additional paid-in capital	247,196	240,000
Retained earnings	83,106	144,644
Accumulated other comprehensive income, net of taxes	3,151	35,573

Total Shareholders’ Equity	333,622	420,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$588,023	$676,469

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$793,816	$665,740	$591,711
Cost of revenues	541,519	470,373	418,803

GROSS PROFIT	252,297	195,367	172,908
Selling, general and administrative expenses	143,157	128,552	122,369
Asbestos charges, net	8,311	7,534	2,351
Special charges	141,457	2,514	678

OPERATING INCOME (LOSS)	(40,628)	56,767	47,510

Other (income) expense:
Interest income	(1,350)	(393)	(429)
Interest expense	1,170	3,394	5,546
Other, net	270	(1,257)	134

TOTAL OTHER EXPENSE	90	1,744	5,251

INCOME (LOSS) BEFORE INCOME TAXES	(40,718)	55,023	42,259
Provision for income taxes	18,297	17,112	12,931

NET INCOME (LOSS)	$(59,015)	$37,911	$29,328

Earnings (loss) per common share:
Basic	$(3.51)	$2.31	$1.84
Diluted	$(3.51)	$2.27	$1.80
Weighted average common shares outstanding:
Basic	16,817	16,442	15,976
Diluted	16,817	16,730	16,291
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(59,015)	$37,911	$29,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,548	10,870	11,206
Amortization	2,625	2,579	2,394
Impairment charges	141,297	–	–
Compensation expense of stock-based plans	3,632	5,888	3,252
Excess tax benefits of share compensation	(2,242)	(3,623)	–
Deferred income taxes	(15,757)	(3,574)	(4,708)
Loss on sale/disposal of property, plant and equipment	231	102	91
Gain on the sale of assets held for sale	–	(1,229)	–
Gain on the sale of affiliate	–	(1,605)	(11)
Equity in undistributed earnings of affiliate	–	452	–
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(10,068)	(12,532)	(20,857)
Inventories	(8,965)	(15,672)	(29,804)
Prepaid expenses and other assets	329	(13,187)	4,966
Accounts payable, accrued expenses and other liabilities	1,203	50,536	34,001

Net cash provided by operating activities	64,818	56,916	29,858

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,972)	(11,983)	(9,933)
Proceeds from the disposal of property, plant and equipment	186	939	371
Proceeds from the sale of assets held for sale	311	4,072	100
Proceeds from the sale of investments	227,783	–	12,211
Purchase of investments	(254,965)	(8,760)	(12,194)
Business acquisitions, net of cash acquired	(7,263)	(2,704)	(61,103)
Proceeds from sale of affiliate, net of cash sold	–	1,605	2,309

Net cash used in investing activities	(48,920)	(16,831)	(68,239)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	124,521	87,641	100,561
Payments of long-term debt	(133,701)	(130,709)	(70,204)
Dividends paid	(2,523)	(2,464)	(2,395)
Proceeds from the exercise of stock options	2,392	6,380	3,627
Excess tax benefits of share-based compensation	2,242	3,623	2,559

Net cash provided by (used in) financing activities	(7,069)	(35,529)	34,148

Effect of exchange rate changes on cash and cash equivalents	3,982	1,454	1,773

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,811	6,010	(2,460)
Cash and cash equivalents at beginning of year	34,662	28,652	31,112

CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,473	$34,662	$28,652

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$27,466	$15,718	$12,135
Interest	$1,752	$3,799	$5,226

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2005	15,824	$158	$215,274	$82,318	$12,973	$310,723

Net income				29,328		29,328
Cumulative translation adjustment					12,338	12,338
Minimum pension liability (net of tax of $774)					(1,264)	(1,264)

Comprehensive income						40,402

Pension liability adjustment to apply SFAS No. 158 (Note 13) (net of tax of $409)					(667)	(667)
Common stock dividends paid				(2,395)		(2,395)
Stock options exercised	298	3	3,624			3,627
Excess tax benefit from share based compensation			2,559			2,559
Conversion of restricted stock units	59	1	(92)			(91)
Share-based compensation			3,143			3,143

BALANCE AT DECEMBER 31, 2006	16,181	162	224,508	109,251	23,380	357,301

Net income				37,911		37,911
Cumulative translation adjustment					11,287	11,287
Pension liability adjustment (net of tax of $27)					46	46
Pension liability (net of tax of $296)					(486)	(486)

Comprehensive income						48,758

Pension—change in accounting principle (Note 13) (net of tax of $825)				(54)	1,346	1,292
Common stock dividends paid				(2,464)		(2,464)
Stock options exercised	409	4	6,376			6,380
Excess tax benefit from share-based compensation			3,623			3,623
Conversion of restricted stock units	60	1	(303)			(302)
Share-based compensation			5,796			5,796

BALANCE AT DECEMBER 31, 2007	16,650	167	240,000	144,644	35,573	420,384

Net loss				(59,015)		(59,015)
Cumulative translation adjustment					(25,876)	(25,876)
Pension liability adjustment (net of tax of $55)					90	90
Pension liability (net of tax of $4,013)					(6,636)	(6,636)

Comprehensive loss						(91,437)

Common stock dividends paid				(2,523)		(2,523)
Stock options exercised	121	1	2,391			2,392
Excess tax benefit from share based compensation			2,242			2,242
Conversion of restricted stock units	127	1	(1,296)			(1,295)
Share-based compensation			3,859			3,859

BALANCE AT DECEMBER 31, 2008	16,898	$169	$247,196	$83,106	$3,151	$333,622

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes valves and related products and services for use in a wide range of applications to optimize the efficiency or ensure the safety of fluid-control systems. The valves and related fluid-control products we manufacture are used in processing industries; oil and gas exploration, production, distribution and refining; pipeline construction and maintenance; HVAC and power; aerospace, military and commercial aircraft; and maritime manufacturing and maintenance. We have used both internal product development and strategic acquisitions to assemble a complete array of fluid-control products and technologies that enable us to address our customers’ unique fluid-control application needs. We have two major product groups: Instrumentation and Thermal Fluid Controls Products, and Energy Products.

The Instrumentation and Thermal Fluid Controls Products Group designs, manufactures and sells valves and controls for diverse end-uses including instrumentation, aerospace, cryogenic and steam applications. Selected products include precision valves, compression tube and pipefitting, control valves, relief valves, couplers, regulators and strainers. The Instrumentation and Thermal Fluid Controls Products Group includes the following subsidiaries and major business units: Aerodyne Controls; Cambridge Fluid Systems, Ltd., Circle Seal Controls, Inc.; CPC-Cryolab; Hoke, Inc.; Leslie Controls, Inc.; Motor Technology, Inc.; Nicholson Steam Trap; Rockwood Swendeman; Regeltechnik Kornwestheim GmbH; Industria, S.A.; Spence Engineering Company, Inc.; Spence Strainers; Hale Hamilton, Ltd; Texas Sampling, Inc.; DQS International and subsidiary; Loud Engineering Co.; and U.S. Para Plate Corporation.

The Energy Products Group designs, manufactures and sells flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves and large forged steel ball valves and gate valves for use in oil, gas and chemical processing and industrial applications. The Energy Products Group includes the following subsidiaries and major divisions: KF Industries, KF Canada, Pibiviesse Srl.; SKVC; and Sagebrush Pipeline.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to purchase accounting, depreciation, share-based compensation, amortization and impairment of long-lived assets, pension obligations, income taxes, asset valuations, environmental liability, and

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of bank repurchase agreements which generally have short-term maturities and are carried at cost which generally approximates fair value. As of December 31, 2008, cash and cash equivalents totaled $47.5 million of which $44.7 million was held in foreign bank accounts. This compares to $34.7 million of cash and cash equivalents as of December 31, 2007 of which $34.3 million was held in foreign bank accounts. Short-term investments as of December 31, 2008 and 2007 totaled $34.9 million and $8.9 million, respectively, all of which are held in foreign accounts.

Inventories

Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the cost of disposal.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we may be obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these late shipment penalties as of the December 31, 2008 and 2007 totaled $10.6 million and $4.0 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers for late shipment penalties may vary significantly from the amounts we currently have accrued.

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

Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill and intangible assets are recorded at cost; intangible assets with definitive lives are amortized over their useful lives. We perform an impairment test at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant for goodwill and intangible assets with indefinite lives. As required by SFAS No.142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there is an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on weighted average cost of capital.

The impairment testing over our identifiable intangible assets is completed first and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss shall be recognized in an amount equal to that excess. Once we completed our testing over identifiable intangible assets, we are then required to test our goodwill for impairment. The testing for and measurement of impairment of goodwill consists of two steps. The first step requires us to estimate the fair value of each of our reporting units. This is developed using a discounted cash flow method based on our judgments and assumptions. Once calculated, the estimated fair value of each reporting unit is then compared to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired and we are then required to proceed through a second step of impairment testing. During the second step of this process, we must calculate the implied value of goodwill for each reporting unit. To accomplish this, we are required to allocate the reporting unit fair value derived in step one to individual assets and liabilities, similar to a purchase price allocation. Once completed, the resulting implied value of goodwill is compared to the carrying value of goodwill for each reporting unit to determine the current amount of the impairment.

Certain negative macroeconomic factors began to impact the global credit markets in late 2008 and we noted significant adverse trends in business conditions in the fourth quarter of 2008. Concurrent with these adverse developments, we commenced our annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the impairment assessment, we identified significant

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

deterioration in the expected future financial performance of our Instrumentation and Thermal Fluid Controls segment compared to the expected future financial performance of this segment at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. As a result, we recognized goodwill and intangible impairments of $140.3 million and $1.0 million, respectively, within the Instrumentation and Thermal Fluid Controls segment for the year ended December 31, 2008.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2008 was $32.1 compared with $169.1 million as of December 31, 2007. The total amount of our non-amortizing intangible assets was $17.3 million and $18.7 million, as of December 31, 2008 and 2007, respectively. Based on prior year impairment tests, there was no impairment of our goodwill in 2007 or 2006.

Impairment of Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and intangible assets with definitive lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of the assets being reviewed for impairment, the assets are written to fair market value based upon third party appraisals.

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Instrumentation and Thermal Fluid Controls, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in accordance with SFAS No. 144 in the fourth quarter of 2007. As part of our 2008 annual goodwill impairment analysis, with the assistance of an independent third-party appraisal firm, we performed a SFAS No. 144 impairment analysis for the asset groups within the Instrumentation and Thermal Fluid Controls segment. This analysis led us to conclude that only the Leslie business unit was impaired from a SFAS No. 144 perspective and we determined that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2008, 2007 and 2006 were $2.2 million, $1.9 million and $1.9 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Our research and

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

development expenditures for the years ended December 31, 2008, 2007 and 2006, were $4.8 million, $3.2 million and $3.2 million, respectively.

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

Asbestos Related Contingencies and Insurance Recoveries

CIRCOR’s subsidiary, Leslie, is a defendant in personal injury actions related to asbestos containing products. We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. We do not accrue a liability for future Leslie asbestos related claims due to the inherent uncertainties in making projections regarding claims filing rates and disease manifestation. Regarding Leslie’s asbestos related claims, we accrue legal defense costs when incurred and accrue a liability for open claims based on our average historical claim resolution cost. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, specialist consultants. See Note 14 to the consolidated financial statements for further information.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are probable and estimable. In assessing the probability of insurance recovery,

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers.

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2008, 2007 and 2006 were not significant.

Earnings (Loss) Per Common Share

Basic earnings or losses per common share are calculated by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding and assumes the conversion of all dilutive securities when the effects of such conversion would not be anti-dilutive.

Earnings (loss) per common share and the weighted average number of shares used to compute net earnings (loss) per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2008			2007			2006
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(59,015)	16,817	$(3.51)	$37,911	16,442	$2.31	$29,328	15,976	$1.84
Dilutive securities, principally Common stock options	–	N/A	N/A	–	288	0.04	–	315	0.04

Diluted EPS	$(59,015)	16,817	$(3.51)	$37,911	16,730	$2.27	$29,328	16,291	$1.80

In 2008 and 2006, certain stock options to purchase common shares and RSUs were anti-dilutive. The anti-dilutive options and RSUs for the year ended December 31, 2008 were 230,077 options ranging from $26.29 to $50.83 and were excluded from the table above as we recorded a net loss for 2008. There were no anti-dilutive stock options or RSUs for the year ended December 31, 2007. The anti-dilutive options and RSUs excluded from the table for the years ended December 31, 2006 were 133,860 options ranging from $26.29 to $23.92.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Share-Based Compensation

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in 2006 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated. See Note 11 to the consolidated financial statements for further information on share based compensation.

Derivative Financial Instruments

We use foreign currency forward exchange contracts to manage currency exchange exposures in certain foreign currency denominated transactions. Counterparties to these contracts are major financial institutions. We believe that our risk of loss in the event of non-performance by the counterparties is not significant. Gains and losses on contracts designated as hedges are recognized when hedged transactions affect earnings, which is generally in the same time period as the underlying foreign currency denominated transactions. Gains and losses on contracts that do not qualify for hedge accounting treatment are recognized as incurred as a component of other non-operating income or expense. We did not have any transactions that qualify for hedge accounting treatment in the years ended December 31, 2008, 2007 and 2006.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the SFAS No. 157 fair value hierarchy. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008 for financial assets and liabilities. The adoption of this Standard had no material effect on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not anticipate that the adoption of this standard will have a material effect on the Company’s operations or financial condition.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

On February 6, 2006, we purchased all of the outstanding stock of Hale Hamilton Valves Limited and its subsidiary, Cambridge Fluid Systems (“Hale Hamilton”) headquartered outside of London in Uxbridge, Middlesex UK, for $51.9 million including the assumption of debt. We borrowed approximately $51.0 million from our unsecured revolving credit facility in February 2006 to fund this acquisition. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high-technology industrial markets and operates as part of our Instrumentation and Thermal Fluid Products segment. Hale Hamilton supplies a wide range of components and equipment to the marine industry and has been a long standing relationship with the UK Ministry of Defense and leading manufacturers of naval defense platforms. In connection with Hale Hamilton’s purchase price allocation, we recorded $14.7 million of current assets, $10.5 million of fixed assets, $20.8 million of intangible assets, $14.1 million of goodwill, $9.2 million of current liabilities, and $9.0 million of other liabilities. Included in the $20.8 million of intangible assets were customer relationships, brand names, and technology. Approximately $14.2 million of these intangible assets will be amortized over 12-15 year periods and will result in annual amortization expense of approximately $1.0 million. The remaining $6.6 million of intangible assets will not be amortized but will be subject to impairment tests. The $14.1 million excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will not be deductible for tax purposes.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

The following table reflects unaudited pro forma consolidated results on the basis that Motor Tech, SEI, Hale Hamilton, and Sagebrush acquisitions and the SART divestiture took place and were recorded at the beginning of each of the respective periods presented (Unaudited, in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net revenue	$795,899	$671,813	$596,769
Net income (loss)	$(58,906)	$38,387	$30,282
Earnings (loss) per share: basic	$(3.50)	$2.34	$1.90
Earnings (loss) per share: diluted	$(3.50)	$2.30	$1.86

The unaudited pro forma consolidated results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2008, 2007 and 2006 (In thousands):

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net cash paid:
Fair value of assets acquired	$7,417	$2,312	$80,211
Acquisition escrow payments	1,000	392	10,616
Less: liabilities assumed	512	–	26,237

Cash paid	7,905	2,704	64,590
Less: cash acquired	642	–	3,487

Net cash paid for acquired businesses	$7,263	$2,704	$61,103

Determination of goodwill:
Cash paid, net of cash acquired	$7,263	$2,704	$61,103
Liabilities assumed	512	–	26,237
Less: Acquisition escrow payments	1,000	392	10,616
Less: fair value of assets acquired, net of goodwill and cash acquired	4,999	379	57,945

Goodwill	$1,776	$1,933	$18,779

(4)    Special Charges

During the year ended December 31, 2008 we recorded special charges of $141.5 million. In connection with our annual SFAS 142 goodwill and intangible analysis, we recorded goodwill and intangible impairments of $141.3 million. The additional charge of $0.2 million related to costs associated with the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards. The following table sets forth our special charges associated with goodwill and intangible impairment, CEO and CFO retirements, as well as closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Year Ended December 31,
	2008	2007	2006
Special Charges:
Severance related	$–	$426	$160
Facility related	–	798	–
Gain on assets held for sale	–	(1,200)	–
Asset write-downs	–	141	75
Pension curtailment	–	–	443
CEO and CFO retirements	160	2,349	–
Goodwill and intangible impairment	141,297	–	–

Total Special Charges	$141,457	$2,514	$678

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2008	2007
Raw materials	$68,954	$73,499
Work in process	70,656	54,540
Finished goods	43,681	43,622

	$183,291	$171,661

(6)    Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	December 31,
	2008	2007
Land	$10,960	$12,319
Buildings and improvements	52,168	51,976
Manufacturing machinery and equipment	120,386	112,431
Computer equipment and software	16,899	14,750
Office equipment and motor vehicles	8,450	8,765
Construction in progress	2,596	3,464

	211,459	203,705
Accumulated depreciation	(128,616)	(121,240)

	$82,843	$82,465

(7)    Goodwill and Other Intangible Assets

Macroeconomic factors impacting global credit markets and slower industry business conditions occurring during the fourth quarter of 2008, have contributed to a deterioration in our expected financial projections within our Instrumentation and Thermal Fluid Controls segment. This deterioration in our financial projections and an increase in the discount rate based on weighted average cost of capital coincided with our annual fourth quarter SFAS No. 142 impairment analysis resulting in goodwill and intangible impairments of $140.3 million and $1.0 million, respectively within our Instrumentation and Thermal Fluid Controls segment.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table shows goodwill, by segment as of December 31, 2008 and 2007 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2007	$143,201	$25,909	$169,110
Business acquisitions (see Note 3)	1,776	–	1,776
Adjustments to preliminary purchase price allocation	10,129	3	10,132
Goodwill impairment	(140,300)	–	(140,300)
Currency translation adjustments	(8,005)	(621)	(8,626)

Goodwill as of December 31, 2008	$6,801	$25,291	$32,092

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2006	$139,129	$24,591	$163,720
Business acquisition (see Note 3)	1,933	–	1,933
Purchase price adjustment of previous acquisitions	–	500	500
Adjustments to preliminary purchase price allocation	346	70	416
Currency translation adjustments	1,793	748	2,541

Goodwill as of December 31, 2007	$143,201	$25,909	$169,110

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$6,009	$(5,392)	$5,713	$(5,333)
Trademarks and trade names (non-amortizable)	17,317	–	18,651	–
Land use rights	427	(33)	399	(21)
Customer relationships	24,308	(5,279)	27,378	(4,239)
Other	7,028	(2,262)	6,006	(1,181)

Total	$55,089	$(12,966)	$58,147	$(10,774)

Net carrying value of intangible assets	$42,123		$47,373

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2008 (In thousands):

	2009	2010	2011	2012	2013	After 2014
Estimated amortization expense	$2,451	$2,451	$2,451	$2,127	$2,099	$13,227

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2008	2007
Deferred income tax liabilities:
Excess tax over book depreciation	$7,262	$8,155
Inventories	–	519
Goodwill and other intangibles	14,600	21,259
Other	207	240

Total deferred income tax liabilities	22,069	30,173

Deferred income tax assets:
Accrued expenses	$14,069	$12,169
Inventories	5,856	5,427
Net operating loss and credit carry-forward	8,885	9,605
Goodwill and intangible assets	5,843	248
Accumulated other comprehensive income—pension benefit obligation	4,734	721
Other	669	717

Total deferred income tax assets	40,056	28,887
Valuation allowance	(9,087)	(9,600)

Deferred income tax asset, net of valuation allowance	30,969	19,287

Deferred income tax asset (liability), net	$8,900	$(10,886)
The above components of deferred income taxes are classified in the consolidated balance sheets as follows:
Net current deferred income tax asset	$12,396	$8,220
Net non-current deferred income tax liability	(3,496)	(19,106)

Deferred income tax asset (liability), net	$8,900	$(10,886)

Deferred income taxes by geography are as follows:
Domestic net current asset	$6,580	$4,495
Foreign net current asset	5,816	3,725

Net current deferred income tax asset	$12,396	$8,220

Domestic net non-current asset (liability)	$4,754	$(7,244)
Foreign net non-current liability	(8,250)	(11,862)

Net non-current deferred income tax liability	$(3,496)	$(19,106)

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision for income taxes is based on the following pre-tax income (loss) (In thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(82,853)	$17,476	$16,558
Foreign	42,135	37,547	25,701

	$(40,718)	$55,023	$42,259

The provision for income taxes consists of the following (In thousands):

	2008	2007	2006
Current:
Federal	$5,917	$8,195	$8,422
Foreign	27,174	11,872	7,766
State	963	619	1,451

Total current	$34,054	$20,686	$17,639

Deferred (prepaid):
Federal	$(9,155)	$(2,488)	$(3,547)
Foreign	(5,703)	(1,168)	(346)
State	(899)	82	(815)

Total deferred	$(15,757)	(3,574)	(4,708)

Total provisions for income taxes	$18,297	$17,112	$12,931

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2008	2007	2006
Expected federal income tax rate	(35.0)%	35.0%	35.0%
Goodwill impairment	93.3	–	–
State income taxes, net of federal tax benefit	0.1	0.8	1.0
Foreign tax rate differential and credits	(12.2)	(4.0)	(3.0)
Extraterritorial income exclusion (formerly FSC)	–	–	(1.3)
Manufacturing deduction	(0.6)	(0.4)	(0.3)
Research and experimental credit	(1.6)	(1.0)	(0.9)
Other, net	0.9	0.7	0.1

Effective Tax Rate	44.9%	31.1%	30.6%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2008, we had foreign tax credits of $8.3 million, state net operating losses of $3.7 million and state tax credits of $0.7 million. The foreign tax credits, if not utilized, will expire in 2015. The state net operating losses and state tax credits, if not utilized, will expire in 2020 through 2028. We had a valuation allowance of $9.1 and $9.6 million at December 31, 2008 and 2007, respectively, against the foreign tax credits, state operating losses, and state tax credits. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2005. The Company is no longer subject to examination by the tax authorities in Italy for years prior to 2003. The Company is under examination for income tax filings in U.S federal jurisdiction and various state and foreign jurisdictions. In particular, German tax authorities commenced an examination at the beginning of 2007.

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

Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2008, the Company recognized approximately $0.1 million in interest. As of December 30, 2008, accrued interest and penalties were $0.3 million.

As of December 31, 2008 the Company has classified approximately $0.8 million of unrecognized tax benefits as a current liability representing estimated settlements of current examinations which the Company believes will be settled within one year. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material variation from this estimate.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2008 the liability for uncertain income tax positions was $2.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2008 and 2007. Approximately $2.4 million as of December 31, 2008 represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included. Interest and penalties of $0.3 million and $0.2 million are included below as of December 31, 2008 and 2007, respectively (in thousands).

	December 31,
	2008	2007
Balance beginning January 1	$2,554	$2,291
Tax position related to current year
Additions	325	312
Reductions	–	–
Tax positions related to prior years
Additions	–	–
Reductions	–	–
Lapse in Statute of Limitation	(235)	(37)
Settlements		(12)

Balance ending December 31	$2,644	$2,554

Undistributed earnings of our foreign subsidiaries amounted to $120.8 million at December 31, 2008 and $66.8 million at December 31, 2007. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $4.9 million would be payable upon remittance of all previously unremitted earnings at December 31, 2008.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2008	2007
Customer deposits and obligations	$35,221	$45,975
Commissions payable and sales incentive	12,747	9,727
Penalty accruals	10,556	3,961
Warranty reserve	3,032	2,602
Professional fees	1,547	3,076
Insurance	1,224	2,706
Taxes other than income tax	1,084	1,969
Other	4,537	2,465

	$69,948	$72,481

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2008	2007
Unsecured revolving credit facility, at varying interest rates; as of December 31, 2008 and 2007 interest rates were 3.25% and 5.39%, respectively	$7,000	$16,200
Industrial revenue bond maturing in August 2019, at variable interest rates of 1.37% at December 31, 2008, and 3.54% at December 31, 2007	4,760	4,760
Capital lease obligations	830	622
Other borrowings, at varying interest rates ranging from 3.25% to 6.40% in 2008 and 4.31% to 8.93% in 2007	560	520

Total long-term debt	13,150	22,102
Less: current portion	622	201

Total long-term debt, less current portion	$12,528	$21,901

In December 2005, we entered into a new five-year, unsecured bank agreement that provided an unsecured $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million. In accordance with the credit agreement, the rate of interest and facility fees we are charged vary based upon changes in our net debt leverage ratio. We can borrow at either the Euro dollar rate plus an applicable margin of 0.625% to 1.625% or at a base rate plus an applicable margin of 0% to 0.25%. The base rate for any day is the higher of the Fed Funds rate plus 0.50% or the lenders Prime rate. We are also required to pay an unused facility fee that can range from

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

0.15% to 0.35% per annum and a utilization fee of 0.10% per annum if our borrowings exceed 50% of the credit facility limit. The facility expires on the earlier of December 20, 2010 or the date on which the revolving credit facility commitments are terminated by the Lenders in accordance with the Credit Agreement. The entire principal amount of all outstanding loans is not due until the facility expiration date; as such this amount has been classified as long term. The $125 million revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. At December 31, 2008, we had borrowings of $7.0 million outstanding under our revolving credit facility.

On October 19, 1999, we issued $75.0 million of unsecured notes that matured through annual principal payments from October 2002 - 2006. Proceeds from the notes and borrowings under the credit facility were used to repay $96.0 million of investments by, and advances from, Watts and the outstanding balance under a then existing term loan agreement. Beginning on October 19, 2002, we commenced making $15.0 million annual payments reducing the $75.0 million outstanding balance of our unsecured 8.23% senior notes, which matured in October 2006. The last annual payment of $15 million was paid in October 2006.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2008 and December 31, 2007.

At December 31, 2008, minimum principal payments required during each of the next five years and thereafter are as follows (In thousands):

	2009	2010	2011	2012	2013	Thereafter
Minimum principal payments	$622	$7,251	$202	$123	$82	$4,870

(11)    Share-Based Compensation

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards in 2006, 2007 and 2008. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2008 and December 31, 2007 we granted 83,367 and 123,946 RSU Awards with approximate fair values of $47.33 and $36.34 per RSU Award, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized as selling, general and administrative expense in 2006,

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

2007 and 2008 includes compensation costs for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation costs for any share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

As of December 31, 2008 there was $5.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 5.1 years.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. We did not grant any stock-options during the years ended December 31, 2008, 2007, and 2006.

As of December 31, 2008 we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. As of December 31, 2008, 941,704 shares were available for grant under the 1999 Stock Plan.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPS”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant and vest after three years. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. 57,385 and 60,031 restricted stock units with per unit discount amounts representing fair values of $16.06 and $11.96 were granted under the CIRCOR Management Stock Purchase Plan during the twelve months ended December 31, 2008 and December 31, 2007, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

At the date of our spin-off from Watts in October 1999, vested and non-vested Watts options held by our employees terminated in accordance with their terms and new options of equivalent value were issued under the 1999 Stock Plan to replace the Watts options (“replacement options”). The vesting dates and exercise periods of these options were not affected by the replacement. Based on their original Watts grant date, the replacement options vested during the years 1999 to 2003 and expire 10 years after grant of the original Watts options. Additionally, at the spin-off date, vested and non-vested Watts restricted stock units and SARs held by our employees were converted into comparable restricted stock units and SARs based on our common stock. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. At December 31, 2008, there were 350,002 restricted stock units and 9,600 SARs outstanding. During 2008, a total of $3.6 million of compensation expense related to RSU Awards, RSU MIPs, stock options and SARs was recorded as expense in our statement of operations. $3.4 million was recorded as selling, general and administrative expense, and $0.2 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirements of our former CFO. Compensation expense related to RSU Awards, RSU MIPS stock-options and SARs for the year ended December 31, 2007 was $5.9 million; $3.6 million was recorded as selling, general and administrative expense, and $2.3 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirements of our former CEO and CFO.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2008, 2007, and 2006 and changes during the years are presented in the table below (Options in thousands):

	December 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	273	$19.50	697	$17.23	1,080	$16.07
Granted	–	–	–	–	–	–
Exercised	(121)	19.69	(409)	15.60	(298)	12.17
Canceled	–	–	(15)	20.20	(85)	20.22

Options outstanding at end of period	152	$19.35	273	$19.50	697	$17.23

Options exercisable at end of period	117	$17.73	166	$16.20	485	$15.04
Weighted average fair value of options granted		N/A		N/A		N/A

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2008 was 4.6 years and 4.2 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $9.8 million and $6.1

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $0.8 million and $1.1 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2008 was $1.2 million and $1.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.17 – $ 7.88	2	1.6	$7.50	2	$7.50
7.89 – 10.51	12	0.8	10.38	12	10.38
10.52 – 15.77	47	3.8	13.90	47	13.90
15.78 – 18.40	11	2.8	16.32	11	16.32
18.41 – 23.66	1	6.3	22.97	1	22.97
23.67 – 26.29	79	5.9	24.71	44	24.62

$ 7.17 – $26.29	152	4.6	$19.35	117	$17.73

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2008, 2007, and 2006 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2008		2007		2006
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	237	$31.87	162	$26.83	102	$25.01
Granted	83	47.33	124	36.34	105	27.90
Settled	(60)	28.96	(29)	26.37	(15)	24.27
Cancelled	(47)	31.62	(20)	26.38	(30)	25.67

RSU Awards outstanding at end of period	213	$38.35	237	$31.87	162	$26.83

RSU Awards exercisable at end of period	35		25		12
Weighted average fair value of RSU Awards granted		$30.40		$36.34		$24.68

The aggregate intrinsic value of RSU Awards settled during the twelve months ended December 31, 2008, 2007 and 2007 was $4.2 million, $1.5 million and $0.6, respectively. The aggregate fair value of

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

RSU Awards vested during the twelve months ended December 31, 2008, 2007 and 2006 was $3.2 million, $1.5 million and $0.8 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2008 was $5.9 million and $1.0 million, respectively.

The following table summarizes information about RSU Awards outstanding at December 31, 2008:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $ 23.99	5	–	$23.80	5	$23.80
24.00 – 25.99	5	–	24.90	5	24.90
26.00 – 27.99	45	0.65	27.81	17	27.81
28.00 – 29.99	3	0.30	28.88	–	–
30.00 – 36.99	72	3.61	36.97	3	36.23
37.00 – 60.99	83	5.85	47.35	5	49.08

$22.00 – $60.99	213	3.64	$38.35	35	$30.40

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of December 31, 2008, 2007, and 2006 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2008		2007		2006
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	194	$19.20	179	$16.69	154	$12.96
Granted	57	32.60	60	24.27	113	18.63
Settled	(66)	21.67	(32)	15.90	(45)	11.27
Cancelled	(48)	22.95	(13)	16.04	(43)	14.68

RSU MIPs outstanding at end of period	137	$20.29	194	$19.20	179	$16.69

RSU MIPs exercisable at end of period	16	$9.14	21	$9.35	20	$8.41
Weighted average fair value of RSU MIPs granted		$32.60		$24.27		$18.63

The aggregate intrinsic value of RSU MIPs settled during the twelve months ended December 31, 2008, 2007 and 2006 was $6.0 million, $1.5 million and $1.8 million, respectively. The aggregate fair value of RSU MIPs vested during the twelve months ended December 31, 2008, 2007 and 2006 was $2.3 million, $0.7 million and $0.3 million, respectively. The aggregate intrinsic value of RSU MIPs outstanding and exercisable as of December 31, 2008 was $0.7 million and $0.3 million, respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about RSU MIPs outstanding at December 31, 2008 (RSUs in thousands):

	RSU MIPs Outstanding			RSU MIPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 5.03 – $ 7.99	9	–	$5.84	9	$5.84
8.00 – 10.99	4	–	10.31	3	10.31
11.00 – 16.99	4	–	16.62	4	16.62
17.00 – 19.99	52	0.16	18.63	–	–
20.00 – 32.99	68	1.67	28.56	–	–

$ 5.03 – $32.99	137	0.89	$20.29	16	$9.14

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income consists of the following (In thousands):

	December 31, 2008
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$10,874	$–	$10,874
Pension liability	(12,457)	4,734	(7,723)

Total accumulated other comprehensive income	$(1,583)	$4,734	$3,151

	December 31, 2007
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$36,750	$–	$36,750
Pension liability	(1,898)	721	(1,177)

Total accumulated other comprehensive income	$34,852	$721	$35,573

The decrease in our cumulative translation adjustment balance of $25.9 million from December 31, 2007 to December 31, 2008 was primarily a result of the appreciation of the US dollar against other foreign currencies.

(13)    Employee Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation.

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

During the first quarter of 2007, we changed our measurement date for both of our plans from September 30th to December 31st. In accordance with the measurement date transition provisions of SFAS No. 158, we remeasured the obligations and plan assets as of the beginning of our 2007 fiscal year. As a result of this remeasurement, the unfunded status of our plans decreased approximately $2.0 million due to an increase in the fair value of plan assets and a reduction of our projected benefit obligation of approximately $1.2 million and $0.8 million, respectively as of January 1, 2007. The reduction of our projected benefit obligation was primarily a result of a change in our discount rates. We recorded an adjustment to retained earnings of less than $0.1 million, after tax, equal to the net benefit costs for the period from October 1, 2006 to December 31, 2006. In addition, we recorded $1.3 million, after tax, as an adjustment to the opening balance of accumulated other comprehensive income related to the difference between the fair value of plan assets and the projected benefit obligation as of January 1, 2007.

During 2008, we did not make any cash contributions to our qualified defined benefit pension plan. In 2009, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The components of net benefit expense for both benefit plans are as follows (In thousands):

	Year Ended December 31,
	2008	2007	2006
Components of net benefit expense:
Service cost-benefits earned	$435	$643	$1,724
Interest cost on benefits obligation	1,960	1,848	1,713
Expected return on assets	(2,293)	(2,390)	(2,205)

Net pension costs and return	102	101	1,232

Net loss amortization	127	61	217
Transition asset amortization	(2)	(8)	(8)
Prior service cost amortization	20	20	59

Total amortization items	145	73	268

Net periodic cost of defined benefits plans	247	174	1,500
Cost of 401(k) plan company contributions	4,051	3,536	1,101

Net benefit expense	$4,298	$3,710	$2,601

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2008	2007	2006
Net periodic benefit cost:
Discount rate – qualified plan	6.25%	6.15%	5.50%
Discount rate – nonqualified plan	6.25%	6.05%	5.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit obligations:
Discount rate	6.25%	6.25%	5.80%
Rate of compensation increase—nonqualified plan	4.00%	4.00%	4.00%
Rate of compensation increase—qualified plan	0.00%	0.00%	0.00%

The qualified plan was remeasured on March 31, 2006 due to freeze in pension accruals after July 1, 2006. The discount rate used to determine net periodic benefit cost for the period after July 1, 2006 was 6%.

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with 2007.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2008 and December 31, 2007 are as follows (In thousands):

	December 31,
	2008	2007
Change in projected benefit obligation:
Balance at beginning of year	$31,886	$31,250
Service cost	435	643
Interest cost	1,960	1,848
Actuarial loss	1,126	56
Benefits paid	(1,096)	(701)
Administrative expenses	(455)	(404)
Change in measurement date	–	(806)

Balance at end of year	$33,856	$31,886

Change in fair value of plan assets:
Balance at beginning of year	$29,025	$27,110
Actual return on assets	(7,285)	1,663
Benefits paid	(1,096)	(700)
Administrative expenses	(455)	(404)
Assets adjusted	–	1,321
Employer contributions	326	35

Fair value of plan assets at end of year	$20,515	$29,025

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(13,341)	$(2,861)
Contribution after measurement date	–	–

Net accrued benefit cost	$(13,341)	$(2,861)

Pension plan accumulated benefit obligation (“ABO”)	$28,573	$27,426
Supplemental pension plan ABO	5,283	4,346

Aggregate ABO	$33,856	$31,772

Plan assets for funded pension plan	$20,515	$29,025

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

As required by SFAS 158 the following information is presented as of December 31, 2008 and 2007 (In thousands):

	2008	2007
Funded status, end of year:
Fair value of plan assets	20,515	29,025
Benefit obligations	(33,856)	(31,886)

Net Pension Liability	$(13,341)	$(2,861)

Pension Liability recognized in the balance sheet consists of:
Noncurrent asset	–	1,599
Current liability	(935)	(326)
Noncurrent liability	(12,406)	(4,134)

Total	$(13,341)	$(2,861)

Amounts recognized in accumulated other comprehensive income consist of:
Net losses	12,441	1,864
Prior service cost	16	36
Transition obligation / (asset)	–	(2)

Total	$12,457	$1,898

Estimated pension expense to be recognized in other comprehensive income in 2009 consists of:
Amortization of net losses	913
Prior service cost	15

Total	$928

At December 31, 2008, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2009	2010	2011	2012	2013	2014–2018
Expected benefit payments	$1,902	$1,488	$1,598	$1,708	$1,829	$11,092

The plan assets were held in the following types of investment securities at year-end, expressed as a percent of total assets:

	2008	2007
Equity securities	50%	50%
Debt securities	50%	50%

	100%	100%

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Our investment objectives for the portfolio of the plans’ assets are to match, as closely as possible, the return of a composite benchmark comprised of: 40% of the Russell 1000 Index; 15% of the Russell 2000 Index; 15% of the Morgan Stanley Capital International EAFE Index; and 30% of the Barclays Capital Aggregate Bond Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Rebalancing among asset classes will occur on an annual basis to ensure that the targeted asset allocations are maintained.

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

(14)    Contingencies, Commitments and Guarantees

Asbestos Litigation

Background

Like many other manufacturers of fluid control products, our subsidiary Leslie, which we acquired in 1989, has been and continues to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases.

As of the end of fiscal 2008, Leslie was a named defendant in approximately 968 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island and 24 other states. Approximately 502 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, juries or courts could reach a different conclusion in particular cases.

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements.

On October 12, 2007, a Los Angeles state court jury rendered a verdict that, if allowed to stand, would result in a liability to Leslie of approximately $2.5 million. Although Leslie accrued a liability in the third quarter of fiscal 2007 for this verdict, both Leslie and the other defendant against whom the judgment was rendered have appealed this verdict. We believe there are strong grounds for either significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has accrued an incremental $1.3 million liability related to an earlier verdict for which an appeal is pending and there is $0.5 million in accrued interest for both adverse verdicts.

Accounting – Indemnity and Defense Cost Liabilities and Assets

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

During the fourth quarter of fiscal 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 and an additional $3.3 million during 2008 for the estimated indemnity cost associated with resolution of its current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of December 31, 2008, Leslie has recorded asbestos liabilities of $19.2 million ($9.3 million short-term and $9.9 million long-term) compared to $16.8 million as of December 31, 2007. The $19.2 million liability as of December 31, 2008 is comprised of $12.3 million for existing claims, $4.3 million related to adverse verdicts and $2.6 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $10.8 million ($6.1 million short-term and $4.7 million long-term) as of December 31, 2008 compared to $11.9 million as of December 31, 2007. The $10.8 million receivable as of December 31, 2008 is comprised of $6.3 million for existing claims, $2.7 million related to adverse verdicts and $1.8 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

	As of December 31
In Thousands	2008	2007	2006
Existing claim indemnity liability	$16,661	$13,731	$—
Incurred defense cost liability	2,584	3,028	1,026
Insurance recoveries receivable	(10,765)	(11,899)	—

Net asbestos liability	$8,480	$4,860	$1,026

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history is relatively limited, recent and quite variable. Depending on future events, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. Some of the more significant unknown or uncertain factors that will affect these costs going forward include:

•	the severity of the injuries alleged by each pending claimant;

•	increases or decreases in Leslie’s average settlement costs;

•	possible adverse or favorable jury verdicts;

•	rulings on unresolved legal issues in various jurisdictions that bear on Leslie’s legal liability;

•	the numbers of claims that will be dismissed with no indemnity payments;

•	the impact of potential changes in legislative or judicial standards in different jurisdictions; and

•	the potential bankruptcies of other companies named as defendants in asbestos-related claims.

As a result of these factors, Leslie is unable to estimate a range of additional losses that may be reasonably possible in the event that actual indemnity costs of resolving pending claims are higher than

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

2008 Experience and Financial Statement Impact

During 2008, there were 688 asbestos claims filed and 427 claims resolved with respect to Leslie. For the year ended December 31, 2008, Leslie’s gross asbestos indemnity and defense costs totaled $18.0 million of which $9.7 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). This compares to $26.0 million gross asbestos indemnity and defense costs paid in 2007 of which $18.4 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2008, 2007, and 2006 as well as the financial impact of the asbestos litigation on the Company for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2008	2007	2006
Beginning open cases	707	492	290
Cases filed	688	482	353
Cases resolved and dismissed	(427)	(267)	(151)

Ending open cases	968	707	492

Ending open mesothelioma cases	502	338	265

	For the Year Ended December 31
(In Thousands)	2008	2007	2006
Indemnity costs – accrued	$7,316	$13,282	2,338
Adverse verdicts – accrued indemnity and interest costs (verdicts appealed)	504	3,766	–
Defense cost incurred	10,158	8,928	5,766
Insurance recoveries accrued	(9,667)	(18,442)	(5,753)

Net pre-tax asbestos expense	$8,311	$7,534	$2,351

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Insurance

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers have historically paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict. During the third quarter 2008, one of Leslie’s insurers that paid 8% of Leslie’s historical asbestos defense and indemnity costs informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy. Therefore, Leslie became responsible for 37% of asbestos related defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed policy limits. More recently, however, the insurer in question has indicated that its calculations concerning policy exhaustion were incorrect. As a result, that carrier will be obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie since the insurer’s original notification. Nonetheless, we believe that, upon making such reimbursement, the insurer will have completed its obligations to Leslie under the policy and Leslie will be responsible for 37% of defense and indemnity costs until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceed the applicable policy limits.

As of December 31, 2008, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $8.5 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $6.3 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, any further asbestos related indemnity costs will no longer be partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by an insurance recovery of 63% until such time as the aggregate amount of indemnity claims actually paid out by the remaining two primary layer insurance carriers exceeds policy limits. While we cannot reasonably predict when this primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately two to three years. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than two to three years.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 2% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence, the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $36.7 million at December 31, 2008. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four and a half years from December 31, 2008.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2008 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$10,631
Greater than 12 months	26,238

Total	$36,869

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $7.0 million, $6.6 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2008 were (In thousands):

	2009	2010	2011	2012	2013	After 2013
Minimum lease commitments	$5,323	$2,850	$1,722	$1,238	$952	$3,426

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Commercial Contract Commitment

As of December 31, 2008, we have approximately $61.1 million of commercial contract commitments related to open purchase orders and $1.2 million related to IRB and loan commitments.

Self – Insurance

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and dental costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are based on claims filed and reported and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined annual or individual claim amounts.

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2008.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2008.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2008 and 2007 (In thousands):

	December 31,
	2008	2007
Balance beginning December 31	$2,602	$2,750
Provisions	2,689	1,816
Claims settled	(2,137)	(2,105)
Currency translation adjustment	(122)	141

Balance ending December 31	$3,032	$2,602

(16)    Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Short-term investments are carried at cost which approximates fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional 2 month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During 2008 and 2007, we did not have any hedges that qualified for hedge accounting.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133. Therefore, any unrealized gains and losses on our contracts are recognized as a component of other expense in the consolidated statements of operations. As of December 31, 2008, we had two forward contracts to sell currencies with a face value of $2.5 million which approximates fair value. This compares to seven forward contracts to sell currencies with a face value of $2.0 million which approximates fair value as of December 31, 2007.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

(17)    Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2008
Net revenues	$378,114	$415,702	$–	$793,816
Inter-segment revenues	–	640	(640)	–
Operating income (loss)	(103,728)	83,819	(20,719)	(40,628)
Interest income				(1,350)
Interest expense				1,170
Other expense, net				270
Loss before income taxes				(40,718)
Identifiable assets	259,785	368,701	(40,463)	588,023
Capital expenditures	11,048	3,831	93	14,972
Depreciation and amortization	8,979	5,030	164	14,173

Year Ended December 31, 2007
Net revenues	$343,596	$322,144	$–	$665,740
Inter-segment revenues	2	43	(45)	–
Operating income (loss)	26,287	50,690	(20,210)	56,767
Interest income				(393)
Interest expense				3,394
Other income, net				(1,257)
Income before income taxes				55,023
Identifiable assets	406,711	317,991	(48,233)	676,469
Capital expenditures	7,167	4,738	78	11,983
Depreciation and amortization	8,690	4,573	186	13,449

Year Ended December 31, 2006
Net revenues	$312,700	$279,011	$–	$591,711
Inter-segment revenues	3	2	(5)	–
Operating income (loss)	27,658	36,102	(16,250)	47,510
Interest income				(429)
Interest expense				5,546
Other income, net				134
Income before income taxes				42,259
Identifiable assets	370,128	256,362	(20,815)	605,675
Capital expenditures	5,262	4,642	29	9,933
Depreciation and amortization	8,494	4,907	199	13,600

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. Refer to Note (1) for further discussion of the products included in each segment.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

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

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2008, 2007 and 2006. Corporate Identifiable Assets after elimination of intercompany assets were $16.2 million, $9.2 million, and $7.2 million for the periods ended December 31, 2008, 2007 and 2006, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2008	2007	2006
United States	$361,613	$358,066	$311,056
United Arab Emirates	101,739	4,221	94
Germany	41,964	38,339	28,240
Canada	29,969	31,492	32,102
United Kingdom	29,060	46,659	41,071
France	18,309	19,169	23,357
Netherlands	14,132	23,652	19,087
Other	197,030	144,142	136,704

Total net revenues	$793,816	$665,740	$591,711

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31,
Long-lived assets by geographic area (In thousands)	2008	2007
United States	$66,071	$59,471
United Kingdom	21,728	31,728
China	10,824	10,726
Germany	10,095	10,415
France	8,627	9,234
Netherlands	3,565	3,761
Italy	3,913	4,279
Canada	143	223

Total long-lived assets	$124,966	$129,838

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Net revenues	$176,575	$206,605	$208,680	$201,956
Gross profit	54,889	66,907	67,311	63,190
Net income (loss)	12,895	18,425	19,773	(110,108)
Earnings (loss) per common share:
Basic	$0.77	$1.09	$1.17	$(6.52)
Diluted	0.76	1.08	1.16	(6.52)
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$49.23	$54.11	$66.65	$43.75
Low	35.48	42.92	43.54	17.67

Year ended December 31, 2007
Net revenues	$161,263	$165,937	$164,017	$174,523
Gross profit	44,792	49,821	47,552	53,202
Net income	7,407	10,018	10,365	10,121
Earnings per common share:
Basic	$0.46	$0.61	$0.63	$0.61
Diluted	0.45	0.60	0.62	0.60
Dividends per common share	$0.0375	$0.0375	$0.0375	$0.0375
Stock Price range:
High	$37.49	$41.60	$47.56	$50.38
Low	32.78	34.68	37.24	39.34

During the fourth quarter of 2008, we incurred goodwill and intangible asset impairments totaling $141.3 million within our Instrumentation and Thermal Fluid Controls segment. These impairments

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements – (Continued)

were a result of a deterioration in our financial projections and an increase in the weighted average cost of capital discount rate used as part of our annual SFAS No. 142 impairment analysis.

(19)    Capital Structure

We have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% (or with respect to passive investors 20%) or more of our shares of common stock, unless the rights are redeemed. These rights allow shareholders of our common stock to purchase a unit consisting of one one thousandth of a share of our series A junior participating cumulative preferred stock, par value $0.01 per share, at a cash exercise price per unit of $48.00, subject to adjustments.

(20)    Concentrations of Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, industrial, and aerospace markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2008 and 2007, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the year ended December 31, 2008, we had one customer in our Energy Products segment that accounted for 11.4% of the Company’s consolidated revenues. For the year ended December 31, 2007, we had no customers with revenues that exceeded the threshold of 10% of the Company’s consolidated revenues.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (1)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$2,151	$451	$(95)		$539	$1,968
Year ended
December 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$2,523	$237	$142		$751	$2,151
Year ended
December 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,943	$973	$191	(2)	$584	$2,523

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Includes $130 and $6 thousand acquired in connection with the acquisitions of Hale Hamilton and Sagebrush, respectively.