Form 10-Q
period 2009-03-29
CIRCOR INTERNATIONAL INC
filed 2009-04-30
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 04-3477276

c/o Circor, Inc.

25 Corporate Drive, Suite 130, Burlington, MA 01803-4238

Telephone: (781) 270-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2009, there were 16,968,475 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 29, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,113	$47,473
Investments	36,991	34,872
Trade accounts receivable, less allowance for doubtful accounts of $1,875 and $1,968, respectively	131,449	134,731
Inventories	177,539	183,291
Prepaid expenses and other current assets	7,470	3,825
Deferred income taxes	13,109	12,396
Insurance receivable	7,655	6,081
Assets held for sale	726	1,015

Total Current Assets	411,052	423,684

PROPERTY, PLANT AND EQUIPMENT, NET	85,865	82,843
OTHER ASSETS:
Goodwill	34,697	32,092
Intangibles, net	42,742	42,123
Non-current insurance receivable	1,432	4,684
Other assets	2,153	2,597

TOTAL ASSETS	$577,941	$588,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,899	$94,421
Accrued expenses and other current liabilities	55,452	69,948
Accrued compensation and benefits	20,348	22,604
Asbestos liability	13,297	9,310
Income taxes payable	13,944	9,873
Notes payable and current portion of long-term debt	354	622

Total Current Liabilities	174,294	206,778

LONG-TERM DEBT, NET OF CURRENT PORTION	23,231	12,528
DEFERRED INCOME TAXES	4,024	3,496
LONG-TERM ASBESTOS LIABILITY	11,695	9,935
OTHER NON-CURRENT LIABILITIES	22,837	21,664
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,962,215 and 16,898,497 shares issued and outstanding at March 29, 2009 and December 31, 2008, respectively	170	169
Additional paid-in capital	247,465	247,196
Retained earnings	92,951	83,106
Accumulated other comprehensive income	1,274	3,151

Total Shareholders’ Equity	341,860	333,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$577,941	$588,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net revenues	$175,647	$176,575
Cost of revenues	119,628	121,686

GROSS PROFIT	56,019	54,889
Selling, general and administrative expenses	34,099	34,145
Asbestos charges, net	8,263	1,075
Special charges (recoveries)	(1,135)	160

OPERATING INCOME	14,792	19,509

Other (income) expense:
Interest income	(146)	(202)
Interest expense	178	347
Other, net	(183)	401

TOTAL OTHER (INCOME) EXPENSE	(151)	546

INCOME BEFORE INCOME TAXES	14,943	18,963
Provision for income taxes	4,483	6,068

NET INCOME	$10,460	$12,895

Earnings per common share:
Basic	$0.62	$0.77
Diluted	$0.61	$0.76
Weighted average number of common shares outstanding:
Basic	16,916	16,679
Diluted	17,014	16,872
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES
Net income	$10,460	$12,895
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,839	2,874
Amortization	622	656
Compensation expense of share-based plans	808	1,503
Tax effect of share-based compensation	290	(1,171)
Gain on sale/disposal of property, plant and equipment	(21)	(83)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	7,151	(6,858)
Inventories	8,998	(5,090)
Prepaid expenses and other assets	3,538	(3,477)
Accounts payable, accrued expenses and other liabilities	(39,380)	(3,138)

Net cash used in operating activities	(4,695)	(1,889)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,576)	(2,851)
Proceeds from the disposal of property, plant and equipment	31	94
Proceeds from the sale of investments	82,569	5,451
Purchases of investments	(85,739)	—
Business acquisition, net of cash acquired	(6,666)	—

Net cash provided by (used in) investing activities	(12,381)	2,694

FINANCING ACTIVITIES
Proceeds from long-term borrowings	35,352	16,500
Payments of long-term debt	(28,324)	(13,606)
Dividends paid	(657)	(626)
Proceeds from the exercise of stock options	—	2,115
Tax effect of share-based compensation	(290)	1,171

Net cash provided by financing activities	6,081	5,554

Effect of exchange rate changes on cash and cash equivalents	(365)	1,669

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,360)	8,028
Cash and cash equivalents at beginning of period	47,473	34,662

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,113	$42,690

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$1,630	$4,564
Interest	$140	$393

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

The consolidated balance sheet at December 31, 2008 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2008 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. The adoption of this standard had no material impact on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 was deferred until fiscal years beginning after November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

(3) Share-Based Compensation

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2009. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the three months ended March 29, 2009 and March 30, 2008, we granted 163,962 and 49,762 RSU Awards with approximate fair values of $22.23 and $48.66 per RSU, respectively.

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

As of March 29, 2009 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options and restricted stock units granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Vested restricted stock units will be distributed in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of March 29, 2009, there were 150,860 stock options, 570,713 restricted stock units, and 9,600 SARs outstanding. In addition, there were 661,869 shares available for grant under the 1999 Stock Plan as of March 29, 2009.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. 140,759 and 57,385 RSU MIPs with fair value amounts adjusting for the discount of $7.34 and $16.06 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended March 29, 2009 and March 30, 2008, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the three month periods ended March 29, 2009, and March 30, 2008 was $0.8 million and $1.5 million, respectively. For the three months ended March 29, 2009 and March 30, 2008, $0.8 and $1.3 million, respectively were recorded as selling, general and administrative expense. For the three months ended March 30, 2008, an incremental $0.2 million associated with the Company’s CFO retirement, specifically the accelerated vesting of certain equity awards was recorded as special charges. As of March 29, 2009 there was $8.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 4.2 years.

A summary of the status of all stock options granted to employees and non-employee directors as of March 29, 2009 and changes during the three month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	152	$19.35
Granted	—	N/A
Exercised	—	N/A
Forfeited	(1)	24.90

Options outstanding at end of period	151	$19.32

Options exercisable at end of period	134	$18.61

The weighted average contractual terms for stock options outstanding and options exercisable as of March 29, 2009 were 4.3 years and 4.1 years, respectively. There were no stock options exercised during the three months ended March 29, 2009 and the aggregate intrinsic value of stock options outstanding and options exercisable as of March 29, 2009 was $0.6 million and $0.6 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of March 29, 2009 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	213	$38.35
Granted	164	22.23
Settled	(27)	33.99
Cancelled	(8)	24.56

RSU Awards outstanding at end of period	342	$31.07

RSU Awards vested and deferred at end of period	40	$32.31

The aggregate intrinsic value of RSU Awards settled during the three months ended March 29, 2009 was $0.8 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of March 29, 2009 was $8.0 million and $0.9 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of March 29, 2009 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MIPs outstanding at beginning of period	137	$20.29
Granted	141	14.89
Settled	(35)	18.63
Cancelled	(14)	18.63

RSU MIPs outstanding at end of period	229	$17.32

RSU MIPs vested and deferred at end of period	20	$10.84

The aggregate intrinsic value of RSU MIPs settled during the three months ended March 29, 2009 was $1.0 million and the aggregate intrinsic value of RSU MIPs outstanding and RSU MIPs vested and deferred as of March 29, 2009 was $1.1 million and $0.3 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	March 29, 2009	December 31, 2008
Raw materials	$67,297	$68,954
Work in process	67,140	70,656
Finished goods	43,102	43,681

	$177,539	$183,291

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of March 29, 2009 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2008	$6,801	$25,291	$32,092
Business acquisitions	2,270	—	2,270
Purchase price adjustment of previous acquisition	392	—	392
Currency translation adjustments	(36)	(21)	(57)

Goodwill as of March 29, 2009	$9,427	$25,270	$34,697

The table below presents gross intangible assets and the related accumulated amortization as of March 29, 2009 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,042	$(5,404)
Trademarks and trade names	17,258	—
Land use rights	426	(36)
Customer relationships	25,959	(6,302)
Other	6,570	(1,771)

Total	$56,255	$(13,513)

Net carrying value of intangible assets	$42,742

The table below presents estimated remaining amortization expense for intangible assets recorded as of March 29, 2009 (In thousands):

	2009	2010	2011	2012	2013	After 2013
Estimated amortization expense	$1,935	$2,580	$2,580	$2,256	$2,229	$13,904

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended March 29, 2009
Net revenues	$86,340	$89,307	$—	$175,647
Intersegment revenues	1	221	(222)	—
Operating income (loss)	2,853	17,304	(5,365)	14,792
Interest income				(146)
Interest expense				178
Other income, net				(183)

Income before income taxes				$14,943

Identifiable assets	275,009	343,744	(40,812)	577,941
Capital expenditures	1,646	874	56	2,576
Depreciation and amortization	2,099	1,325	37	3,461

Three Months Ended March 30, 2008
Net revenues	$88,450	$88,125	$—	$176,575
Intersegment revenues	—	12	(12)	—
Operating income (loss)	9,994	14,303	(4,788)	19,509
Interest income				(202)
Interest expense				347
Other expense, net				401

Income before income taxes				$18,963

Identifiable assets	414,236	341,826	(46,149)	709,913
Capital expenditures	2,228	623	—	2,851
Depreciation and amortization	2,102	1,383	45	3,530

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. For further discussion of the products included in each segment refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in

Corporate / Eliminations for Identifiable Assets for the periods ended March 29, 2009 and March 30, 2008. Corporate Identifiable Assets after elimination of intercompany assets were $19.8 million and $16.2 million as of March 29, 2009 and December 31, 2008, respectively.

(7) Special Charges

For the three months ended March 29, 2009, we classified payments received related to a 2007 asset sale within our Energy Products Segment as income in special charges of $1.1 million. For the three months ended March 30, 2008, we recorded special charges of $0.2 million at the corporate level related to share-based compensation in connection with the retirement of our former CFO.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	March 29, 2009			March 30, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$10,460	16,916	$0.62	$12,895	16,679	$0.77
Dilutive securities, common stock options	—	98	(0.01)	—	193	(0.01)

Diluted EPS	$10,460	17,014	$0.61	$12,895	16,872	$0.76

There were 270,241 and 94,173 anti-dilutive stock options and RSUs for the three months ended March 29, 2009 and March 30, 2008, respectively. These anti-dilutive stock options and RSUs were excluded from the calculation of diluted earnings per share.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Short-term investments are carried at cost which approximates fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During the three months ended March 29, 2009, we did not have any hedges that qualified for hedge accounting.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133. Therefore, any unrealized gains and losses on our contracts are recognized as a component of other expense in the consolidated statements of operations. As of March 29, 2009, we had nine forward contracts to sell currencies with a face value of $14.7 million which approximates fair value. This compares to six forward contracts to sell currencies with a face value of $1.8 million which approximated fair value as of March 30, 2008.

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

(10) Comprehensive Income

Comprehensive income for the three months ended March 29, 2009 and March 30, 2008 consists of the following (In thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net income	$10,460	$12,895
Cumulative translation adjustments	(1,877)	7,758

Total comprehensive income	$8,583	$20,653

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

As of the end of March 2009, Leslie was a named defendant in approximately 1,103 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Pennsylvania, West Virginia, Rhode Island and 24 other states. Approximately 578 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, juries or courts have reached a different conclusion in particular cases and could do so in others.

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year are generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements.

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts have been appealed. With respect to each verdict, we believe there are strong grounds for overturning such verdict, significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has recorded $0.6 million in accrued interest for both adverse verdicts.

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

During the fourth quarter of 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of March 29, 2009, Leslie has recorded asbestos liabilities of $25.0 million ($13.3 million short-term and $11.7 million long-term) compared to $19.2 million as of December 31, 2008. The $25.0 million liability as of March 29, 2009 is comprised of $16.4 million for existing claims, $4.4 million related to adverse verdicts and $4.2 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $9.1 million ($7.7 million short-term and $1.4 million long-term) as of March 29, 2009 compared to $10.7 million as of December 31, 2008. The $9.1 million receivable as of March 29, 2009 is comprised of $4.1 million for existing claims, $2.3 million related to adverse verdicts and $2.7 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	March 29, 2009	December 31, 2008
Existing claim indemnity liability	$20,780	$16,661
Incurred defense cost liability	4,212	2,584
Insurance recoveries receivable	(9,087)	(10,765)

Net asbestos liability	$15,905	$8,480

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

First Quarter 2009 Experience and Financial Statement Impact

During the three months ended March 29, 2009, there were 222 asbestos claims filed and 87 claims resolved with respect to Leslie. For the three months ended March 29, 2009, Leslie’s gross estimated asbestos indemnity and defense costs totaled $9.9 million of which $1.6 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). This compares to $3.7 million estimated gross asbestos indemnity and defense costs paid for the same period in 2008 of which $2.6 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during the three months ended March 29, 2009 as well as the financial impact for the three month periods ended March 29, 2009 and March 30, 2008 (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

Three Months Ended March 29, 2009
Beginning open cases	968
Cases filed	222
Cases resolved and dismissed	(87)

Ending open cases	1,103

Ending open mesothelioma cases	578

(In Thousands)	March 29, 2009	March 30, 2008
Indemnity costs—accrued	$4,602	$1,283
Adverse verdicts—interest costs (verdicts appealed)	90	—
Defense cost incurred	3,166	2,426
Insurance recoveries adjustment	2,069	—
Insurance recoveries accrued	(1,664)	(2,633)

Net pre-tax asbestos expense	$8,263	$1,076

Insurance

Historical

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

Recent Developments

During the third quarter of 2008, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy and that Leslie, therefore, was now responsible for the 8% share previously paid by Zurich. More recently, however, Zurich acknowledged that its calculations concerning policy exhaustion were incorrect. As a result, Zurich is obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie since Zurich’s original notification. Nonetheless, we believe that, upon making such reimbursement, Zurich will have completed its obligations to Leslie under the policy and Leslie will be responsible for the 8% share previously paid by Zurich.

During the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believes that its allocation under the cost sharing arrangement is now 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagrees with Continental’s position and intends to vigorously dispute Continental’s position. Leslie has reaffirmed its position that there are two additional years of insurance coverage with $1 million policy limits. However, in light of the uncertainty surrounding this dispute, Leslie has reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009.

Remaining Insurance

As of March 29, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $6.1 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $4.1 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by insurance until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

In addition to its primary layer of insurance, Leslie does have limited available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers, which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. As a result, upon exhaustion of its primary layer of insurance, Leslie will become responsible for a substantial majority of any indemnity and defense costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 1% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke, Inc. (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $37.3 million at March 29, 2009. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from March 29, 2009.

The following table contains information related to standby letters of credit instruments outstanding as of March 29, 2009 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$11,306
Greater than 12 months	25,950

Total	$37,256

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

Effective March 1, 2008, the Company’s former Chief Executive Officer and Chief Financial Officer retired from the Company and became eligible for pension payments under the nonqualified, supplemental employees’ retirement plan (“SERP”). During the three months ended March 29, 2009, we did not make any cash contributions to our qualified defined benefit pension plan. For the remainder of 2009, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense are as follows (In thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Service cost-benefits earned	$87	$109
Interest cost on benefits obligation	511	490
Estimated return on assets	(402)	(573)
Prior service cost amortization	4	5
Transition obligation amortization	—	(2)
(Gain)/loss amortization	199	31

Net periodic cost of defined pension benefit plans	$399	$60

(13) Income Taxes

The Company has accounted for uncertainty in income taxes in accordance with FASB Interpretation No. 48. At December 31, 2008 and at March 29, 2009, we had $2.4 million of unrecognized benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2009, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2000. The Company has concluded examinations by the Internal Revenue Service through 2003 and the statute of limitations on the year 2004 has expired. The 2007 tax year is currently under examination by the Internal Revenue Service.

In 2007, German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005. To date, there are no proposed adjustments.

The Company anticipates that by March 31, 2010, total unrecognized tax benefits will decrease by approximately $0.8 million as a result of settlements of current audits.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of March 29, 2009.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of March 29, 2009.

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

The following table sets forth information related to our product warranty reserves for the three months ended and as of March 29, 2009 (In thousands):

Balance beginning December 31, 2008	$3,032
Provisions	486
Claims settled	(791)
Currency translation adjustments	(40)

Balance ending March 29, 2009	$2,687

(15) Business Acquisition

During March 2009, we acquired the stock of Bodet Aero (“Bodet”), located in Chemille, France and its affiliate Atlas Productions (“Atlas”), located in Tanger, Morocco. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets with annual revenues of approximately $13 million. These businesses will be part of our Aerospace Products Group and be reported in the Instrumentation and Thermal Fluid Controls Segment. In connection with these acquisitions, we recorded estimated fair values of $11.8 million for current assets, $4.0 million for fixed assets, $8.1 million for current liabilities, $3.3 million for debt, and $1.4 million for identified intangible assets. The excess of the purchase price over the fair value of the net identifiable assets of $2.3 million was recorded as goodwill.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, increasing interest rates, our ability to successfully defend product liability actions including asbestos cases impacting our Leslie subsidiary, as well as the uncertain continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2008, together with subsequent reports we have filed with the Securities and Exchange Commission on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products. For organic growth, our businesses focus on developing new products and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made fifteen acquisitions in the last eight years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Technology, Inc. (“Motor Tech”), a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets. In March 2009, we acquired Bodet Aero (“Bodet”) and its affiliate Atlas Productions (“Atlas”), leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense and transportation markets.

Regarding cash flow and liquidity, we used $4.7 million in cash flow from operating activities in the first three months of 2009. This compares to $1.9 million used during the same period of 2008. The lower cash generated from operating activities was primarily due to decreases in accounts payable, accrued expenses and other liabilities. As of March 29, 2009, we believe we remain a well-capitalized company with total debt-to-equity of 7%.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Our net inventory balance was $177.5 million as of March 29, 2009, compared to $183.3 million as of December 31, 2008. Our inventory allowance as of March 29, 2009 was $12.7 million, compared with $12.5 million as of December 31, 2008. Our provision for inventory obsolescence was $1.1 million and $1.3 million for the first quarter of 2009 and 2008, respectively.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of the March 29, 2009, we have accrued $12.1 million related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for determining the fair values relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

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

Impairment Analysis

As required by SFAS No. 142, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there is an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that they may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows from operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on the weighted average cost of capital.

Certain negative macroeconomic factors began to impact the global credit markets in late 2008 and we noted significant adverse trends in business conditions in the fourth quarter of 2008. Concurrent with these adverse developments, we commenced our annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the impairment assessment, we identified deterioration in the expected future financial performance of our Instrumentation and Thermal Fluid Controls segment compared to the expected future financial performance of this segment at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate in our 2007 impairment assessment. As a result, we recognized goodwill and intangible impairments of $140.3 million and $1.0 million, respectively, within the Instrumentation and Thermal Fluid Controls segment for the year ended December 31, 2008.

The goodwill recorded on the consolidated balance sheet as of March 29, 2009 increased $2.6 million to $34.7 million compared to $32.1 million as of December 31, 2008. This increase is primarily due to the $2.3 million acquisitions of Bodet and Atlas in March 2009 within our Instrumentation and Thermal Fluid Controls segment. There have been no further indicators of impairment as of March 29, 2009.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, extraterritorial income exclusion, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was 44.9%, 31.1%, and 30.6% for 2008, 2007 and 2006, respectively. Our tax rate for 2008 included the tax impact of an adjustment for goodwill and intangible impairment of $141.3 million for which the tax basis was $32.8 million. Excluding the goodwill and impairment charge, the 2008 effective tax rate would have been 30.3%.

For 2009, we expect an effective income tax rate of 30%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.1 million at March 29, 2009 and at December 31, 2008, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

In 2009, we currently do not expect to make voluntary cash contributions to our pension plans, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended March 29, 2009 Compared to the Three Months Ended March 30, 2008

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended March 29, 2009 and March 30, 2008:

	(Dollars in thousands)
	Three Months Ended March 29, 2009		Three Months Ended March 30, 2008		% Change
Net revenues	$175,647	100.0%	$176,575	100.0%	(0.5)%
Cost of revenues	119,628	68.1	121,686	68.9	(1.7)

Gross profit	56,019	31.9	54,889	31.1	2.1
Selling, general and administrative expenses	34,099	19.4	34,145	19.3	(0.1)
Asbestos charges	8,263	4.7	1,075	0.6	668.7
Special charges	(1,135)	(0.6)	160	0.1	(809.4)

Operating income	14,792	8.4	19,509	11.0	(24.2)
Other (income) expense:
Interest expense, net	32	0.0	145	0.1	(77.9)
Other (income) expense, net	(183)	(0.1)	401	0.2	(145.6)

Total other (income) expense	(151)	(0.1)	546	0.3	(127.7)

Income before income taxes	14,943	8.5	18,963	10.7	(21.2)
Provision for income taxes	4,483	2.6	6,068	3.4	(26.1)

Net income	$10,460	6.0%	$12,895	7.3%	(18.9)%

Net Revenues

Net revenues for the three months ended March 29, 2009 decreased by $0.9 million, or 0.5%, to $175.6 million from $176.6 million for the three months ended March 30, 2008. The decrease in net revenues for the three months ended March 29, 2009 was attributable to the following:

	Three Months Ended
	March 29, 2009	March 30, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Instrumentation & Thermal Fluid Controls	$86,340	$88,450	$(2,110)	$2,427	$1,517	$(6,054)
Energy	89,307	88,125	1,182	—	8,945	(7,763)

Total	$175,647	$176,575	$(928)	$2,427	$10,462	$(13,817)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 49% of net revenues for the three months ended March 29, 2009 compared to 50% for the three months ended March 30, 2008. Likewise, our Energy Products segment accounted for 51% of net revenues for the three months ended March 29, 2009 compared to 50% for the three months ended March 30, 2008.

Instrumentation and Thermal Fluid Controls Products revenues decreased $2.1 million, or 2%, for the quarter ended March 29, 2009 compared to the quarter ended March 30, 2008. This segment’s quarterly revenues were negatively impacted by lower Euro exchange rates compared to the US dollar partially offset by higher aerospace sales and by $2.4 million in incremental revenues resulting from the acquisitions of Motor Tech in May 2008 and Bodet and Atlas in March 2009. This segment’s customer orders decreased 32% in the first quarter 2009 compared to the same period last year with particular weakness in HVAC, general industry markets, semiconductor, and a large multi-year maritime order booked in 2008. The backlog increased to $170.9 million as of March 29, 2009 compared to $159 million as of March 30, 2008. For the remainder of 2009, we expect market conditions to remain under pressure for most of the general industrial, commercial HVAC, power generation, semiconductor and aerospace end markets served by this segment. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain of the magnitude and duration of recent declines and the impact on this segment.

Energy Products revenues increased by $1.2 million, or 1%, for the quarter ended March 29, 2009 compared to the quarter ended March 30, 2008. The increase in revenues was the net result of an incremental $8.9 million from organic increases primarily due to large international projects and fabricated systems in North America offset by $7.8 million in lower revenues resulting from foreign currency fluctuations due to lower Euro compared to the US dollar. Orders for this segment declined $80.0 million to $45.8 million for the three months ended March 30, 2009 compared to $125.9 million for the three months ended March 30, 2008 primarily due to delays in large international projects and a reduction in drilling and production activities resulting from lower oil and natural gas pricing. Backlog has declined by $165.3 million to $127.3 million as of March 30, 2009 compared to the same period in 2008. With the sharp declines in drilling rig counts and volatile prices for gas and oil, we anticipate a continued decline in energy orders during the remainder of 2009 compared to 2008. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain as to the magnitude and duration of these declines and the impact on this segment.

Gross Profit

Consolidated gross profit increased $1.1 million, or 2%, to $56.0 million for the quarter ended March 29, 2009 compared to $54.9 million for the quarter ended March 30, 2008. Consolidated gross margin increased 80 basis points to 31.9% for the quarter ended March 29, 2009 from 31.1% for the quarter ended March 30, 2008.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment increased $0.1 million or 0.5% for the quarter ended March 29, 2009 compared to the quarter ended March 30, 2008. Unfavorable foreign exchange rates impacted gross profit by $2.2 million offsetting benefits of $1.5 million from organic growth due to improved mix, productivity and material costs and $0.8 million from the recent acquisitions of Motor Tech, Bodet, and Atlas. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold. During the quarter ended March 29, 2009, we established a subsidiary in India to advance our outsourcing and supply chain capabilities. In addition, during the first quarter of 2009, we acquired Atlas to enhance the low cost manufacturing capabilities and capacity of our European aerospace businesses. We also remain focused on lean manufacturing initiatives to not only achieve more linear and efficient production levels but also to ensure a more predictable flow of inventory from our global suppliers.

Gross profit for the Energy Products segment increased $1.0 million or 4% for the quarter ended March 29, 2009 compared to the quarter ended March 30, 2008. This segment’s quarterly gross profit increased $3.7 million due primarily to the growth in large international projects and fabricated systems in North America partially offset by $2.7 million due to lower foreign exchange rates compared to the US dollar.

Selling, General and Administration

Selling, general and administrative expenses remained unchanged at $34.1 million for the three months ended March 29, 2009 compared to the same period ended March 30, 2008. Selling, general and administrative expenses as a percentage of revenues increased 0.1% to 19.4% for the three months ended March 29, 2009 compared to March 30, 2008.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment increased 0.1% or $0.1 million compared to the first quarter 2008.

Selling, general and administrative expenses for the Energy Products segment decreased 8% or $0.9 million. The majority of this decrease, $0.6 million was due to lower foreign exchange rates for the Euro. The remainder was primarily due to lower commissions and selling expenses partially offset by severance expenses

Corporate, general and administrative expenses increased $0.7 million in the first quarter of 2009 from the same period in 2008. The increase was primarily due to higher pension expenses and professional fees partially offset by lower equity compensation expenses.

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs increased $7.2 million to $8.3 million for the three months ended March 30, 2009 compared to $1.1 million for the three months ended March 30, 2008. This increase was comprised of $3.4 million higher indemnity costs related to recent settlements and the increased level of open claims, $3.0 million in lower insurance recoveries primarily due to the exhaustion and revised coverage limits of certain insurance policies, as well as $0.8 million due to higher gross defense costs attributed to the higher case activities.

Special Charges

Special charges for the three months ended March 30, 2009 were comprised of $1.1 million in income related to payments received on an asset sold within our Energy Products Segment during 2007.

Operating Income

The change in operating income for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(Dollars In thousands)
Instrumentation & Thermal Fluid Controls	$2,853	$9,994	$(7,141)	$367	$(6,749)	$(759)
Energy	17,304	14,303	3,001	—	4,986	(1,985)
Corporate	(5,365)	(4,788)	(577)	—	(577)	—

Total	$14,792	$19,509	$(4,717)	$367	$(2,340)	$(2,744)

Operating income decreased 24% or $4.7 million for the three months ended March 29, 2009 compared to the three months ended March 30, 2008, on a 0.5% decrease in revenues.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $7.1 million, or 72% for the first quarter of 2009 compared to the same period last year. This decrease is due almost entirely to increased asbestos related costs. Operating margins decreased 800 basis points to 3.3% on a revenue decrease of 2%. Higher asbestos costs and unfavorable foreign currency transactions were partially offset by improved product mix, productivity, lower material costs as well as incremental income from the Motor Tech, Bodet, and Atlas acquisitions.

Operating income for the Energy Products segment increased $3.0 million, or 21% for the first quarter 2009, as its operating margin increased 310 basis points to 19.3% on a revenue increase of 1%, compared to the first quarter 2008. Its increased operating income benefited from a favorable mix of large international oil and gas projects partially offset by lower foreign exchange rates compared to the US dollar.

Interest Expense, Net

Interest expense, net, decreased $0.1 million to zero for the three months ended March 29, 2009 compared to the three months ended March 30, 2008. The decrease in interest expense, net was primarily due to lower debt borrowings from our revolving credit facility.

Provision for Taxes

The effective income tax rate was 30.0% and 32.0% for each of the first quarters of 2009 and 2008, respectively. The decrease in the income tax rate for the first quarter 2009 compared to the first quarter 2008 was primarily due to lower earnings in jurisdictions with higher tax rates.

Net Income

Net income decreased 19% to $10.5 million in the first quarter 2009 on essentially flat revenues, compared to the same quarter in 2008. This decrease is primarily attributable to increased asbestos related costs, unfavorable foreign exchange rates compared to the US dollar, and higher corporate expenses offset by improved product mix and operating efficiencies at both of our Energy Products and Instrumentation and Thermal Fluid Controls Products segments.

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

The following table summarizes our cash flow activities for the three months ended March 29, 2009 (In thousands):

Cash flow (used in) or provided by:
Operating activities	$(4,695)
Investing activities	(12,381)
Financing activities	6,081
Effect of exchange rates on cash and cash equivalents	(365)

Decrease in cash and cash equivalents	$(11,360)

During the three months ended March 29, 2009, we used $4.7 million in cash from operating activities compared to $1.9 million used during the three months ended March 30, 2008. The use of cash for operating activities was primarily due to lower net income and increases in working capital as of March 29, 2009, compared to the same period in 2008. The $12.4 million used by investing activities consisted primarily of $6.7 million for the Bodet and Atlas acquisitions, $3.2 million in net purchases of investments, and $2.6 million used for the purchase of capital equipment. Financing activities provided $6.1 million which included a net $7.0 million of debt borrowings offset by $0.7 million used to pay dividends to shareholders and $0.3 million tax effect of share-based compensation.

As of March 29, 2009 and December 31, 2008, total debt was $23.6 million and $13.2 million, respectively. Total debt as a percentage of total shareholders’ equity was 7% as of March 29, 2009 compared to 4% as of December 31, 2008.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million and to allow for additional indebtedness not to exceed $80 million. This revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. As of March 29, 2009, we had borrowings of $14.1 million outstanding under our revolving credit facility and $37.3 million allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. As of March 29, 2009, we were in compliance with all covenants related to our existing debt obligations.

The ratio of current assets to current liabilities was 2.36:1 at March 29, 2009, compared to 2.05:1 at December 31, 2008. Cash and cash equivalents were $36.1 million as of March 29, 2009, compared to $47.5 million as of December 31, 2008.

In 2009, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures, to reduce our outstanding revolving credit facility balance to zero and to pay dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The public and private capital markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. A prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition and results of operations.

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

Interest Rate Sensitivity Risk

As of March 29, 2009, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bond. The interest rates for our revolving credit facility and industrial revenue bond fluctuate with changes in short-term interest rates. We had $14.1 million borrowed under our revolving credit facility as of March 29, 2009. Based upon expected levels of borrowings under our credit facility in 2009 and our current balances for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Statement No. 133. Therefore, the unrealized gains and losses on our contracts have been recognized as a component of other expense in the consolidated statements of operations. As of March 29, 2009, we had nine forward contracts to sell currencies with a face value of $14.7 million which approximates fair value.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 29, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of March 2009, Leslie was a named defendant in approximately 1,103 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Pennsylvania, West Virginia, Rhode Island and 24 other states. Approximately 578 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

During our fiscal 2007 year, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during fiscal 2007 for each of these verdicts, both verdicts have been appealed. With respect to each verdict, we believe there are strong grounds for overturning such verdict, significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has recorded $0.6 million in accrued interest for both adverse verdicts.

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

During the fourth quarter of fiscal 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of March 29, 2009, Leslie has recorded asbestos liabilities of $25.0 million ($13.3 million short-term and $11.7 million long-term) compared to $19.2 million as of December 31, 2008. The $25.0 million liability as of March 29, 2009 is comprised of $16.4 million for existing claims, $4.4 million related to adverse verdicts and $4.2 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $9.1 million ($7.7 million short-term and $1.4 million long-term) as of March 29, 2009 compared to $10.7 million as of December 31, 2008. The $9.1 million receivable as of March 29, 2009 is comprised of $4.1 million for existing claims, $2.3 million related to adverse verdicts and $2.7 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	March 29, 2009	December 31, 2008
Existing claim indemnity liability	$20,780	$16,661
Incurred defense cost liability	4,212	2,584
Insurance recoveries receivable	(9,087)	(10,765)

Net asbestos liability	$15,905	$8,480

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

First Quarter 2009 Experience and Financial Statement Impact

During the three months ended March 29, 2009, there were 222 asbestos claims filed and 87 claims resolved with respect to Leslie. For the three months ended March 29, 2009, Leslie’s gross asbestos indemnity and defense costs totaled $9.9 million of which

$1.6 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). This compares to $3.7 million gross asbestos indemnity and defense costs paid for the same period in 2008 of which $2.6 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during the three months ended March 29, 2009 as well as the financial impact for the three month periods ended March 29, 2009 and March 30, 2008 (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

Three Months Ended March 29, 2009
Beginning open cases	968
Cases filed	222
Cases resolved and dismissed	(87)

Ending open cases	1,103

Ending open mesothelioma cases	578

(In Thousands)	March 29, 2009	March 30. 2008
Indemnity costs—accrued	$4,602	$1,283
Adverse verdicts—interest costs (verdicts appealed)	90	—
Defense cost incurred	3,166	2,426
Insurance recoveries adjustment	2,069	—
Insurance recoveries accrued	(1,664)	(2,633)

Net pre-tax asbestos expense	$8,263	$1,076

Insurance

Historical

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

Recent Developments

During the third quarter 2008, Zurich, one of Leslie’s insurers that paid 8% of Leslie’s historical asbestos defense and indemnity costs informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy and that Leslie, therefore, was now responsible for the 8% share previously paid by Zurich. More recently, however, Zurich acknowledged that its calculations concerning policy exhaustion were incorrect. As a result, Zurich will be obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie since Zurich’s original notification. Nonetheless, we believe that, upon making such reimbursement, Zurich will have completed its obligations to Leslie under the policy and Leslie will be responsible for the 8% share previously paid by Zurich.

During the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the claimed exhaustion, Continental believes that its allocation under the cost sharing arrangement is now 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagrees with Continental’s position and intends to vigorously dispute Continental’s claims. Leslie has reaffirmed its position that there are two additional years of insurance coverage with $1 million policy limits. However, in light of the uncertainty surrounding this dispute, Leslie has reduced its insurance recovery receivable by $2.1 million associated in the first quarter 2009 in accordance with GAAP.

Remaining Insurance

As of March 29, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $6.1 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $4.1 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by a partial insurance recovery until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past year, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues and 1% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part 1 filed on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at March 29, 2009 and December 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1*	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to the CIRCOR International, Inc.’s Annual Report on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009 (“Form 10-K”).

3.3	Certificate of Amendment to the Amended and Restated By-Laws of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.3 to the Form 10-K.

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A12B, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement, dated as of November 1, 2002, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to the CIRCOR International, Inc.’s Annual Report on Form 10-K, File No. 000-14962, filed with the Securities and Exchange Commission on March 12, 2003.

4.3	Amendment No. 2 to Shareholder Rights Agent Agreement, dated as of November 2, 2006, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2006.

4.4	Specimen certificate representing the Common Stock of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: April 30, 2009	/s/ A. William Higgins
A. William Higgins
Chairman and Chief Executive Officer
Principal Executive Officer

Date: April 30, 2009	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: April 30, 2009	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer