Form 10-Q
period 2009-06-28
CIRCOR INTERNATIONAL INC
filed 2009-07-30
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 04-3477276

c/o Circor, Inc.

25 Corporate Drive, Suite 130, Burlington, MA 01803-4238

Telephone: (781) 270-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2009, there were 16,973,781 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)	June 28, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,038	$47,473
Short-term investments	48,344	34,872
Trade accounts receivable, less allowance for doubtful accounts of $1,875 and $1,968 respectively	125,693	134,731
Inventories	161,649	183,291
Prepaid expenses and other current assets	7,722	3,825
Deferred income taxes	14,395	12,396
Insurance receivable	7,426	6,081
Assets held for sale	—	1,015

Total Current Assets	398,267	423,684

PROPERTY, PLANT AND EQUIPMENT, NET	86,277	82,843
OTHER ASSETS:
Goodwill	34,983	32,092
Intangibles, net	43,882	42,123
Non-current insurance receivable	—	4,684
Other assets	2,155	2,597

TOTAL ASSETS	$565,564	$588,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,701	$94,421
Accrued expenses and other current liabilities	48,445	69,948
Accrued compensation and benefits	18,751	22,604
Asbestos liability	13,182	9,310
Income taxes payable	17,436	9,873
Notes payable and current portion of long-term debt	227	622

Total Current Liabilities	156,742	206,778

LONG-TERM DEBT, NET OF CURRENT PORTION	11,824	12,528
DEFERRED INCOME TAXES	4,379	3,496
LONG-TERM ASBESTOS LIABILITY	11,836	9,935
OTHER NON-CURRENT LIABILITIES	23,187	21,664
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,973,623 and 16,898,497 shares issued and outstanding at June 28, 2009 and December 31, 2008, respectively	170	169
Additional paid-in capital	248,162	247,196
Retained earnings	99,948	83,106
Accumulated other comprehensive income	9,316	3,151

Total Shareholders’ Equity	357,596	333,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$565,564	$588,023

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net revenues	$164,535	$206,605	$340,182	$383,180
Cost of revenues	116,032	139,698	235,660	261,383

GROSS PROFIT	48,503	66,907	104,522	121,797
Selling, general and administrative expenses	34,242	37,407	68,340	71,552
Asbestos charges	3,442	2,010	11,705	3,085
Special charges (recoveries)	—	—	(1,135)	160

OPERATING INCOME	10,819	27,490	25,612	47,000

Other (income) expense:
Interest income	(167)	(305)	(314)	(506)
Interest expense	208	282	386	629
Other, net	(267)	248	(449)	648

Total other (income) expense	(226)	225	(377)	771

INCOME BEFORE INCOME TAXES	11,045	27,265	25,989	46,229
Provision for income taxes	3,313	8,840	7,797	14,909

NET INCOME	$7,732	$18,425	$18,192	$31,320

Earnings per common share:
Basic	$0.46	$1.09	$1.07	$1.87
Diluted	$0.45	$1.08	$1.07	$1.85
Weighted average number of common shares outstanding:
Basic	16,970	16,829	16,944	16,756
Diluted	17,066	17,053	17,040	16,965
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES
Net income	$18,192	$31,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,084	5,851
Amortization	1,249	1,332
Compensation expense of share-based plans	1,585	2,642
Tax effect of share-based compensation	403	(1,639)
Gain on sale/disposal of property, plant and equipment	(33)	(60)
Loss on disposal of assets held for sale	—	1
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	16,791	(13,668)
Inventories	27,371	(1,039)
Prepaid expenses and other assets	701	(3,044)
Accounts payable, accrued expenses and other liabilities	(56,594)	12,015

Net cash provided by operating activities	15,749	33,711

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,501)	(6,267)
Proceeds from the disposal of property, plant and equipment	43	162
Proceeds from the sale of assets held for sale	—	311
Business acquisitions, net of cash acquired	(7,510)	(7,263)
Purchases of short-term investments	(214,925)	(91,346)
Proceeds from the sale of short-term investments	201,826	69,306

Net cash used in investing activities	(25,067)	(35,097)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	64,187	54,505
Payments of long-term debt	(68,545)	(53,294)
Dividends paid	(1,294)	(1,257)
Proceeds from the exercise of stock options	36	2,275
Tax effect of share-based compensation	(403)	1,639

Net cash (used in) provided by financing activities	(6,019)	3,868

Effect of exchange rate changes on cash and cash equivalents	902	1,691

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,435)	4,173
Cash and cash equivalents at beginning of period	47,473	34,662

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,038	$38,835

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$2,875	$7,882
Interest	$487	$1,017

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In May 2009, the FASB issued Statement 165, “Subsequent Events”, which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this standard as of June 28, 2009 and it had no material effect on our results of operations or financial condition. We have evaluated all subsequent events through July 30, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. The adoption of this standard had no material impact on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 was deferred until fiscal years beginning after November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141 to change how an entity accounts for the acquisition of a business. In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applies it prospectively to business combinations that occur after adoption. During March 2009, we acquired the stock of Bodet Aero (“Bodet”) and its affiliate Atlas Productions (“Atlas”). For more detailed information, refer to Footnote 15, Business Acquisitions in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

(3) Share-Based Compensation

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2009. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the six months ended June 28, 2009 and June 29, 2008, we granted 163,962 and 80,497 RSU Awards with approximate fair values of $22.23 and $47.37 per RSU, respectively.

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

As of June 28, 2009 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of June 28, 2009, there were 149,080 stock options, 544,927 restricted stock units, and 9,600 SARs outstanding. In addition, there were 676,338 shares available for grant under the 1999 Stock Plan as of June 28, 2009.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. During the six months ended June 28, 2009 and June 29, 2008, we granted under the CIRCOR Management Stock Purchase Plan 140,759 and 57,385 RSU MIPs with a fair value per unit of $7.34 and $16.06, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the six month periods ended June 28, 2009, and June 29, 2008 was $1.6 million and $2.7 million, respectively. For the six months ended June 28, 2009 and June 29, 2008, $1.6 million and $2.5 million, respectively was recorded as selling, general and administrative expense. For the three and six months ended June 29, 2008, an incremental $0.2 million associated with the retirement agreement entered into with the Company’s former Chief Financial Officer, specifically the accelerated vesting of certain equity awards, was recorded as a special charge. As of June 28, 2009 there was $7.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 4.23 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of June 28, 2009 and changes during the six month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	152	$19.35
Granted	—	N/A
Exercised	(2)	24.39
Forfeited	(1)	24.90

Options outstanding at end of period	149	$19.26

Options exercisable at end of period	134	$18.59

The weighted average contractual term for stock options outstanding and exercisable as of June 28, 2009 was 4.1 years and 3.9 years, respectively. There was no aggregate intrinsic value of stock options exercised during the six months ended June 28, 2009. The aggregate intrinsic value of stock options outstanding and exercisable as of June 28, 2009 was $0.8 million and $0.8 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of June 28, 2009 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Price
RSU Awards outstanding at beginning of period	213	$38.35
Granted	164	22.23
Settled	(37)	36.88
Cancelled	(16)	39.70

RSU Awards outstanding at end of period	324	$30.47

RSU Awards vested and deferred at end of period	32	$29.36

The aggregate intrinsic value of RSU Awards settled during the six months ended June 28, 2009 was $1.2 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of June 28, 2009 was $7.9 million and $0.8 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of June 28, 2009 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Price
RSU MIPs outstanding at beginning of period	137	$20.29
Granted	141	14.89
Settled	(36)	18.67
Cancelled	(21)	18.44

RSU MIPs outstanding at end of period	221	$17.33

RSU MIPs vested and deferred at end of period	19	$10.80

The aggregate intrinsic value of RSU MIPs settled during the six months ended June 28, 2009 was $1.1 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of June 28, 2009 was $1.3 million and $0.3 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	June 28, 2009	December 31, 2008
Raw materials	$62,205	$68,954
Work in process	58,386	70,656
Finished goods	41,058	43,681

	$161,649	$183,291

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of June 28, 2009 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2008	$6,801	$25,291	$32,092
Acquisitions	2,192	—	2,192
Purchase price adjustment of previous acquisition	392	—	392
Currency translation adjustments	125	182	307

Goodwill as of June 28, 2009	$9,510	$25,473	$34,983

The table below presents the gross intangible assets and the related accumulated amortization as of June 28, 2009 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,043	$(5,417)
Trademarks and trade names	17,855	—
Land procurement	426	(38)
Customer relationships	25,386	(6,470)
Other	8,766	(2,669)

Total	$58,476	$(14,594)

Net carrying value of intangible assets	$43,882

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 28, 2009 (In thousands):

	2009	2010	2011	2012	2013	After 2013
Estimated amortization expense	$1,346	$2,692	$2,692	$2,368	$2,341	$14,588

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended June 28, 2009
Net revenues	$87,721	$76,814	$—	$164,535
Intersegment revenues	14	128	(142)	—
Operating income	6,947	9,461	(5,589)	10,819
Interest income				(167)
Interest expense				208
Other income, net				(267)

Income before income taxes				$11,045

Identifiable assets	276,779	342,992	(54,207)	565,564
Capital expenditures	1,318	492	115	1,925
Depreciation and amortization	2,465	1,358	49	3,872

Three Months Ended June 29, 2008
Net revenues	$98,867	$107,738	$—	$206,605
Intersegment revenues	—	180	(180)	—
Operating income	10,823	21,938	(5,271)	27,490
Interest income				(305)
Interest expense				282
Other expense, net				248

Income before income taxes				$27,265

Identifiable assets	423,961	369,805	(50,214)	743,552
Capital expenditures	2,416	985	32	3,433
Depreciation and amortization	2,205	1,402	46	3,653

Six Months Ended June 28, 2009
Net revenues	$174,061	$166,121	$—	$340,182
Intersegment revenues	15	349	(364)	—
Operating income	9,800	26,765	(10,953)	25,612
Interest income				(314)
Interest expense				386
Other income, net				(449)

Income before income taxes				$25,989

Identifiable assets	276,779	342,992	(54,207)	565,564
Capital expenditures	2,964	1,366	171	4,501
Depreciation and amortization	4,564	2,683	86	7,333

Six Months Ended June 29, 2008
Net revenues	$187,317	$195,863	$—	$383,180
Intersegment revenues	—	192	(192)	—
Operating income	20,817	36,241	(10,058)	47,000
Interest income				(506)
Interest expense				629
Other expense, net				648

Income before income taxes				$46,229

Identifiable assets	423,961	369,805	(50,214)	743,552
Capital expenditures	4,626	1,609	32	6,267
Depreciation and amortization	4,306	2,786	91	7,183

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of June 28, 2009 and June 29, 2008. Corporate Identifiable Assets, after elimination of intercompany assets were $13.7 million and $11.3 million as of June 28, 2009 and June 29, 2008, respectively.

(7) Special Charges (Recoveries)

For the three months ended June 28, 2009, we had no special charges. For the six months ended June 28, 2009, we classified payments of $1.1 million received related to a 2007 asset sale within our Energy Products Segment as income in special charges (recoveries).

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	June 28, 2009			June 29, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$7,732	16,970	$0.46	$18,425	16,829	$1.09
Dilutive securities, principally common stock options	—	96	(0.01)	—	224	(0.01)

Diluted EPS	$7,732	17,066	$0.45	$18,425	17,053	$1.08

	Six Months Ended
	June 28, 2009			June 29, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$18,192	16,944	$1.07	$31,320	16,756	$1.87
Dilutive securities, principally common stock options	—	96	—	—	209	(0.02)

Diluted EPS	$18,192	17,040	$1.07	$31,320	16,965	$1.85

There were 277,066 and zero anti-dilutive stock options and RSUs for the six months ended June 28, 2009 and June 29, 2008, respectively.

(9) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Short-term investments (principally bank repurchase agreements) are carried at cost which approximates fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying value.

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

Accounting Policies

Using qualifying criteria defined in Statement No. 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During the six months ended June 28, 2009 and June 29, 2008, we did not have any hedges that qualified for hedge accounting.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of SFAS No. 133. Therefore, any unrealized gains and losses on our contracts are recognized as a component of other expense in the consolidated statements of operations. As of June 28, 2009, we had ten forward contracts to sell currencies, principally US dollar contracts held by our foreign subsidiaries, with a contract value of $15.7 million. The fair value at June 28, 2009 of these derivative forward contracts was not material. This compares to five forward contracts to sell currencies with a contract value of $1.2 million as of June 29, 2008.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the SFAS No. 157 fair value hierarchy. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

(10) Comprehensive Income

Comprehensive income for the three and six months ended June 28, 2009 and June 29, 2008 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$7,732	$18,425	$18,192	$31,320
Cumulative translation adjustments	8,042	611	6,164	8,369

Total comprehensive income	$15,774	$19,036	$24,356	$39,689

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

As of the end of June 2009, Leslie was a named defendant in approximately 1,158 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Illinois, Pennsylvania, West Virginia, Rhode Island and 23 other states. Approximately 584 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year are generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts have been appealed. With respect to each verdict, we believe there are strong grounds for overturning such verdict, significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has recorded $0.7 million in accrued interest for both adverse verdicts.

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

During the fourth quarter of 2007, Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, was engaged to help determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of June 28, 2009, Leslie has recorded asbestos liabilities of $25.0 million ($13.2 million short-term and $11.8 million long-term) compared to $19.2 million as of December 31, 2008. The $25.0 million liability as of June 28, 2009 is comprised of $15.4 million for existing claims, $4.5 million related to adverse verdicts and $5.2 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $7.4 million (all short-term) as of June 28, 2009 compared to $10.7 million as of December 31, 2008. The $7.4 million receivable as of June 28, 2009 is comprised of $2.0 million for existing claims, $2.3 million related to adverse verdicts and $3.1 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	June 28, 2009	December 31, 2008
Existing claim indemnity liability	$19,849	$16,661
Incurred defense cost liability	5,169	2,584
Insurance recoveries receivable	(7,426)	(10,765)

Net asbestos liability	$17,592	$8,480

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

Q2 and YTD 2009 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended June 28, 2009 as well as the financial impact on the Company of the asbestos litigation for the three and six months ended June 28, 2009 and June 29, 2008 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended June 28, 2009
Beginning open claims	1,103
Claims filed	203
Claims resolved and dismissed	(148)

Ending open claims	1,158

Ending open mesothelioma claims	584

	Three Months Ended		Six Months Ended
(In Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Indemnity costs accrued	$2,109	$2,576	$6,711	$3,859
Adverse verdict interest costs (verdicts appealed)	97	90	187	90
Defense cost incurred	3,275	2,729	6,441	5,155
Insurance recoveries adjustment	—	—	2,069	—
Insurance recoveries accrued	(2,039)	(3,385)	(3,703)	(6,019)

Net pre-tax asbestos expense	$3,442	$2,010	$11,705	$3,085

Insurance

Historical

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers historically paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict.

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

During the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believes that its allocation under the cost sharing arrangement is now 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagrees with Continental’s position and intends to vigorously dispute Continental’s position. Leslie has reaffirmed its position that there are two additional years of insurance coverage with $1 million policy limits. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009.

Remaining Insurance

As of June 28, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $4.0 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $2.0 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by insurance until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and 1% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $39.6 million at June 28, 2009. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments related to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 3.75 years from June 28, 2009.

The following table contains information related to standby letters of credit instruments outstanding as of June 28, 2009 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$12,645
Greater than 12 months	26,983

Total	$39,628

(12) Defined Pension Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employee compensation.

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

During the three and six months ended June 28, 2009, we did not make any cash contributions to our qualified defined benefit pension plan. For the remainder of 2009, we are not expecting to make voluntary cash contributions to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost-benefits earned	$87	$109	$175	$218
Interest cost on benefits obligation	511	490	1,022	980
Estimated return on assets	(402)	(573)	(804)	(1,146)
Prior service cost amortization	4	5	8	10
Transition obligation amortization	—	—	—	(2)
Loss amortization	199	31	398	62
One time SERP settlement charge	—	—	240	—

Net periodic cost of defined benefit pension plans	$399	$62	$1,039	$122

(13) Income Taxes

The Company accounts for uncertainty related to income taxes in accordance with FASB Interpretation No. 48. At December 31, 2008 and at June 28, 2009, we had $2.6 million of unrecognized benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2009, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

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

The Company anticipates that by June 30, 2010, total unrecognized tax benefits will decrease by approximately $0.8 million as a result of settlements of current audits exclusive of interest of $0.3 million.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described in SFAS No. 157, “Fair Value Measurements” is minimal and, therefore, have no liabilities recorded from those agreements as of June 28, 2009.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal as determined using Level 3 criteria. Accordingly, we have no liabilities recorded for those agreements as of June 28, 2009.

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

The following table sets forth information related to our product warranty reserves for the six months ended June 28, 2009 (In thousands):

Balance at December 31, 2008	$3,032
Provisions	1,014
Claims settled	(1,164)
Currency translation adjustments	19

Balance at June 28, 2009	$2,901

(15) Business Acquisition

During March 2009, we acquired the stock of Bodet Aero (“Bodet”), located in Chemille, France and its affiliate Atlas Productions (“Atlas”), located in Tangier, Morocco. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets with annual revenues of approximately $13 million. These businesses will be part of our Aerospace Products Group and be reported in the Instrumentation and Thermal Fluid Controls Segment. In connection with these acquisitions, we recorded estimated fair values of $11.8 million for current assets, $4.0 million for fixed assets, $8.1 million for current liabilities, $3.3 million for debt, and $1.4 million for identified intangible assets. The excess of the purchase price over the fair value of the net identifiable assets of $2.3 million was recorded as goodwill. We expect to complete our acquisition accounting including the fair valuation of tangible and intangible assets and liabilities during the third quarter of 2009 as we are still finalizing real property fair valuations.

(16) Subsequent Event

During July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit with a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. Furthermore, there has been no change in the financial covenants from our existing agreement that we entered in December 2005. We anticipate using this new facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes.

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

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the industrial, aerospace, petrochemical, and energy markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves, systems and component products for fluid control.

We have organized the Company into two segments: Instrumentation and Thermal Fluid Controls Products and Energy Products. The Instrumentation and Thermal Fluid Controls Products segment serves our broadest variety of end-markets, including military and commercial aerospace, downstream oil and gas, chemical processing, marine, power generation, commercial HVAC systems, food and beverage processing, and other general industrial markets. The Energy Products segment primarily serves the upstream and midstream oil and gas exploration, production and distribution markets.

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products and systems. For organic growth, our businesses focus on developing new products and systems, expanding the geographic reach of our product sales, and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made fifteen acquisitions in the last eight years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Technology, Inc. (“Motor Tech”), a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets. In March 2009, we acquired Bodet and Atlas, leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense and transportation markets.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of bank repurchase agreements which generally have short-term maturities and are carried at cost which approximates fair value.

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

Our net inventory balance was $161.6 million as of June 28, 2009 compared to $183.3 million as of December 31, 2008. Our inventory allowance as of June 28, 2009 was $14.9 million, compared with $12.5 million as of December 31, 2008. Our provision for excess, slow moving and obsolete inventory was $3.2 million for the first six months of 2009 compared to $2.3 million for the same period in 2008.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances significantly and our gross profit could be adversely affected.

Inventory management remains an area of focus, as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of the June 28, 2009, we have accrued $13.1 million related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Acquisition Accounting

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141 to change how an entity accounts for the acquisition of a business. In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applies it prospectively to business combinations that occur after adoption. During March 2009, we acquired the stock of Bodet and Atlas. For more detailed information, refer to Footnote 15, Business Acquisitions in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

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

Certain negative macroeconomic factors began to impact the global credit markets in late 2008 and we noted significant adverse trends in business conditions in the fourth quarter of 2008. Concurrent with these adverse developments, we commenced our annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the impairment assessment, we identified deterioration in the expected future financial performance of our Instrumentation and Thermal Fluid Controls segment compared to the expected future financial performance of this segment at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate in our 2007 impairment assessment. As a result, we recognized goodwill and intangible impairments of $140.3 million and $1.0 million, respectively, within the Instrumentation and Thermal Fluid Controls segment for the year ended December 31, 2008. Although we anticipate continued weakness in business conditions for the remainder of 2009, there have no further indicators of impairment based on our analysis and longer-term outlook as of June 28, 2009.

The goodwill recorded on the consolidated balance sheet as of June 28, 2009 increased $2.9 million to $35.0 million compared to $32.1 million as of December 31, 2008. $2.2 million of this increase is primarily due to the acquisitions of Bodet and Atlas in March 2009 within our Instrumentation and Thermal Fluid Controls segment. The remainder of the increase was due to a combination of currency fluctuations and escrow release on a prior acquisition, Motor Tech.

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

For 2009, we expect an effective income tax rate of 27.3%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.1 million at June 28, 2009 and at December 31, 2008, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations for the Three Months Ended June 28, 2009 Compared to the Three Months Ended June 29, 2008.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended June 28, 2009 and June 29, 2008:

	Three Months Ended
	June 28, 2009		June 29, 2008		% Change
	(Dollars in thousands)
Net revenues	$164,535	100.0%	$206,605	100.0%	(20.4)%
Cost of revenues	116,032	70.5%	139,698	67.6%	(16.9)%

Gross profit	48,503	29.5%	66,907	32.4%	(27.5)%
Selling, general and administrative expenses	34,242	20.8%	37,407	18.1%	(8.5)%
Asbestos charges	3,442	2.1%	2,010	1.0%	71.2%

Operating income	10,819	6.6%	27,490	13.3%	(60.6)%
Other (income) expense:
Interest (income) expense, net	41	0.0%	(23)	0.0%	(278.3)%
Other (income) expense, net	(267)	(0.2)%	248	0.1%	(207.7)%

Total other (income) expense	(226)	(0.1)%	225	0.1%	(200.4)%

Income before income taxes	11,045	6.7%	27,265	13.2%	(59.5)%
Provision for income taxes	3,313	2.0%	8,840	4.3%	(62.5)%

Net income	$7,732	4.7%	$18,425	8.9%	(58.0)%

Net Revenues

Net revenues for the three months ended June 28, 2009 decreased by $42.1 million, or 20%, to $164.5 million from $206.6 million for the three months ended June 29, 2008. The decrease in net revenues for the three months ended June 28, 2009 was attributable to the following:

	Three Months Ended		Total Change	Acquisition	Operations	Foreign Exchange
Segment	June 28, 2009	June 29, 2008
	(In thousands)
Instrumentation & Thermal Fluid Controls	$87,721	$98,867	$(11,146)	$4,573	$(9,736)	$(5,983)
Energy	76,814	107,738	(30,924)	—	(23,917)	(7,007)

Total	$164,535	$206,605	$(42,070)	$4,573	$(33,653)	$(12,990)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 53% of net revenues for the three months ended June 28, 2009 compared to 48% for the three months ended June 29, 2008. Likewise, our Energy Products segment accounted for 47% of net revenues for the three months ended June 28, 2009 compared to 52% for the three months ended June 29, 2008.

Instrumentation and Thermal Fluid Controls Products revenues decreased $11.1 million, or 11.3%, for the quarter ended June 28, 2009 compared to the quarter ended June 29, 2008. This segment’s quarterly revenues were negatively impacted by 6.0% from lower foreign exchange rates compared to the US dollar of $6.0 million and organic declines of $9.7 million partially offset by $4.6 million in incremental revenues from the acquisitions of Bodet and Atlas in March 2009 as well as Motor Tech in May 2008. This segment’s customer orders decreased 5% in the second quarter 2009 compared to the same period last year with weakness in most markets except Aerospace which booked a multi-year military landing gear order expected to be shipped beginning in 2011. The backlog increased to $178.8 million as of June 28, 2009 compared to $164.3 million as of June 29, 2008. For the remainder of 2009, we expect market conditions to remain under pressure for most of the general industrial, commercial HVAC, power generation, semiconductor and aerospace end markets served by this segment. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain of the magnitude and duration of recent declines and the impact on this segment.

Energy Products revenues decreased by $30.9 million, or 28.7%, for the quarter ended June 28, 2009 compared to the quarter ended June 29, 2008. The decrease was the result of organic declines of $23.9 million and unfavorable $7.0 million from foreign currency fluctuations due to a lower Euro compared to the US dollar. The organic declines were primarily due to an approximately 50% decline in North American oil and gas drilling and production activities. In addition, a reduction in sales during the quarter to large international projects was partially offset by growth in fabricated systems in North America. Orders for this segment declined

$24.0 million to $72.9 million for the three months ended June 28, 2009 compared to $96.9 million for the three months ended June 29, 2008 primarily due to the continued weakness in North American drilling and production activities resulting from lower oil and natural gas pricing and demand, partially offset by increased orders in large international projects. Backlog has declined by $160.2 million to $121.5 million as of June 28, 2009 compared to the same period in 2008. With the sharp declines in drilling rig counts and volatile prices for gas and oil, we anticipate a continued weakness in energy orders during the remainder of 2009 compared to 2008. Due to the volatility and uncertainty in these markets, as well as currency fluctuations, at this time we are uncertain as to the magnitude and duration of these declines and the impact on this segment.

Gross Profit

Consolidated gross profit decreased $18.4 million to $48.5 million for the quarter ended June 28, 2009 compared to $66.9 million for the quarter ended June 29, 2008. Consolidated gross margin decreased 290 basis points to 29.5% for the quarter ended June 28, 2009 compared to 32.4% for the quarter ended June 29, 2008.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment decreased $2.9 million or 8.9% for the quarter ended June 28, 2009 compared to the quarter ended June 29, 2008. Lower organic revenues depressed gross profit by $2.4 million primarily the result of the lower volume partially offset by favorable mix, material costs and lower labor expenses from a reduced workforce of approximately 10% since December of 2008. The quarter also includes unfavorable foreign exchange rates which adversely impacted gross profit by $1.9 million and a positive contribution of $1.5 million from the recent acquisitions of Bodet and Motor Tech.

Gross profit for the Energy Products segment decreased $15.6 million or 45% for the quarter ended June 28, 2009 compared to the quarter ended June 29, 2008. This segment’s quarterly gross profit decreased $13.6 million due primarily to the organic growth declines in both the North American short cycle business and in large international projects. In addition gross profit declined $2.0 million due to lower foreign exchange rates compared to the US dollar. Due to dramatic North American short cycle organic declines of approximately 50%, we have significantly reduced production to react to the lower demand as we and our customers begin to bring inventory levels back in line. This loss in operating leverage during the three months ended June 28, 2009 plus unfavorable product mix and pricing in large international projects were the major drivers in the 720 basis point decline in gross margin from 32.3% for the quarter ended June 28, 2009 and 25.1% for the quarter ended June 29, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $3.2 million to $34.2 million for the three months ended June 28, 2009 compared to $37.4 for the three months ended June 29. 2008. Selling, general and administrative expenses as a percentage of revenues increased to 20.8% for the three months ended June 28, 2009 compared to 18.1 % for the three months ended June 29, 2008.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased 4% or $0.8 million compared to the second quarter 2008. This change was due to lower selling costs partially offset by severance costs paid out during the second quarter 2009 and incremental costs from recent acquisitions.

Selling, general and administrative expenses for the Energy Products segment decreased 24% or $3.1 million. The majority of this decrease was due to the organic declines resulting in lower sales commissions plus a reduction of $0.6 million due to lower foreign exchange rates primarily for the Euro partially offset by severance expenses related to employees terminated and paid out during the three months ended June 28, 2009.

Corporate, general and administrative expenses increased $0.7 million in the second quarter of 2009 from the same period in 2008. The increase was primarily due to higher professional fees, pension expenses, and investments in supply chain initiatives, partially offset by lower share based and incentive compensation expenses.

Asbestos Charges

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs increased $1.4 million to $3.4 million for the three months ended June 28, 2009 compared to $2.0 million for the three months ended June 29, 2008. This increase was due primarily to $1.4 million in lower insurance recoveries primarily due to the exhaustion of coverage for indemnity and lower coverage for legal expenses.

Special Charges

There were no special charges for the three months ended June 28, 2009 or the same period last year.

Operating Income

The change in operating income for the three months ended June 28, 2009 compared to the three months ended June 29, 2008 was as follows:

	Three Months Ended		Total Change	Acquisition	Operations	Foreign Exchange
Segment	June 28, 2009	June 29, 2008
	(In thousands)
Instrumentation & Thermal Fluid Controls	$6,947	$10,823	$(3,876)	$341	$(3,589)	$(628)
Energy	$9,461	$21,938	$(12,477)	$—	$(11,139)	$(1,338)
Corporate	(5,589)	(5,271)	(318)	—	(331)	13

Total	$10,819	$27,490	$(16,671)	$341	$(15,059)	$(1,953)

Operating income decreased 61% or $16.7 million for the three months ended June 28, 2009 compared to the three months ended June 29, 2008, on a 20% decrease in revenues.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $3.9 million, or 36% for the second quarter of 2009 compared to the same period last year. Operating margins decreased 300 basis points to 7.9% from 10.9%. This decrease is due primarily to the drop in organic revenue of 10.1%, severance costs, and the increased asbestos related costs partially offset by incremental post-acquisition income from Bodet and Motor Tech.

Operating income for the Energy Products segment decreased $12.5 million, or 57% for the second quarter 2009. Operating margins declined 810 basis points to 12.3% on a revenue decrease of 29%, compared to the second quarter 2008. The decrease in operating income was due primarily to organic revenue declines, unfavorable product mix and pricing for large international projects, costs to reduce our workforce plus unfavorable currency translation partially offset by lower commissions and increased productivity.

Interest (Income) Expense, Net

Interest (Income) expense, net, decreased $0.1 million for the three months ended June 28, 2009 compared to the three months ended June 29 2008 due to lower cash deposits and debt borrowings.

Provision for Taxes

The effective income tax rate was 30.0% and 32.4% for each of the second quarter of 2009 and 2008, respectively. The decrease in the income tax rate for the second quarter 2009 compared to the second quarter of 2008 was primarily due to lower earnings in jurisdictions with higher tax rates.

Net Income

Net income decreased 58% to $7.7 million in the second quarter of 2009 on a revenue decline of 20.4% compared to the same quarter of 2008. This decrease is primarily attributable to lower organic revenues, higher asbestos costs and unfavorable foreign exchange rates compared to the US dollar.

Results of Operations for the Six Months Ended June 28, 2009 Compared to the Six Months Ended June 29, 2008.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended June 28, 2009 and June 29, 2008:

	Six Months Ended
	June 28, 2009		June 29, 2008		% Change
	(Dollars in thousands)
Net revenues	$340,182	100.0%	$383,180	100.0%	(11.2)%
Cost of revenues	235,660	69.3%	261,383	68.2%	(9.8)%

Gross profit	104,522	30.7%	121,797	31.8%	(14.2)%
Selling, general and administrative expenses	68,340	20.1%	71,552	18.7%	(4.5)%
Asbestos charges	11,705	3.4%	3,085	0.8%	279.4%
Special charges	(1,135)	(0.3)%	160	0.0%	(809.4)%

Operating income	25,612	7.5%	47,000	12.3%	(45.5)%
Other (income) expense:
Interest expense, net	72	0.0%	123	0.0%	(41.5)%
Other (income) expense, net	(449)	(0.1)%	648	0.2%	(169.3)%

Total other expense	(377)	(0.1)%	771	0.2%	(148.9)%

Income before income taxes	25,989	7.6%	46,229	12.1%	(43.8)%
Provision for income taxes	7,797	2.3%	14,909	3.9%	(47.7)%

Net income	$18,192	5.3%	$31,320	8.2%	(41.9)%

Net Revenues

Net revenues for the six months ended June 28, 2009 decreased by $43.0 million, or 11%, to $340.2 million from $383.2 million for the six months ended June 29, 2008. The decrease in net revenues for the six months ended June 28, 2009 was attributable to the following:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	June 28, 2009	June 29, 2008
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$174,061	$187,317	$(13,256)	$6,865	$(7,881)	$(12,240)
Energy	166,121	195,863	(29,742)	—	(14,508)	(15,234)

Total	$340,182	$383,180	$(42,998)	$6,865	$(22,389)	$(27,474)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 51% of net revenues for the six months ended June 28, 2009 compared to 49% for the six months ended June 29, 2008. The Energy Products segment accounted for 49% of net revenues for the six months ended June 28, 2009 compared to 51% for the six months ended June 29, 2008.

Instrumentation and Thermal Fluid Controls Products revenues decreased $13.3 million, or 7%, for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. The decrease in revenues was the net result of several factors. Currency fluctuations comprised $12.2 million of the revenue decline whereas organic decreases from existing operations accounted for an additional $7.9 million. These revenue reductions were partially offset by $6.8 million in incremental post-acquisition revenue from Bodet and Motor Tech. This segment’s customer orders decreased 19% in the first six months of 2009 compared to the same period last year with particular weaknesses in oil and gas and chemical processing.

Energy Products revenues decreased by $29.7 million, or 15%, for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. The decrease was the net result of unfavorable currency fluctuations of $15.2 million coupled with lower organic revenue of $14.5 million primarily in our short cycle business which includes standard products sold through distributors. This short-cycle business has been negatively impacted by lower oil and gas drilling activity in North America. Meanwhile, revenues for large international projects and fabricated systems in North America were approximately 7% lower organically for the first six months of 2009 when compared to the same period in 2008. While orders for this segment are down 47% for the first six months of 2009 compared to the same period of 2008, orders during the three months ended June 28, 2009 are up 59% sequentially when compared to the first quarter of 2009 primarily due to large international oil and gas projects. With the sharp declines in drilling rig counts and volatile prices for gas and oil, we anticipate a continued weakness in energy orders during the remainder of 2009 compared to 2008.

Gross Profit

Consolidated gross profit decreased $17.3 million, or 14%, to $104.5 million for the six months ended June 28, 2009 compared to $121.8 million for the six months ended June 29, 2008. Consolidated gross margin decreased 110 basis points to 30.7% for the six months ended June 28, 2009 from 31.8% for the six months ended June 29, 2008.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment decreased $2.7 million for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. Gross profit decreased $4.1 million on unfavorable foreign exchange rates relative to the US dollar and $0.8 million due to lower production activities; however, these decreases were partially offset by $2.2 million incremental post-acquisition gross profit from Bodet and Motor Tech.

Gross profit for the Energy Products segment decreased $14.6 million for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. This decrease was comprised of $9.9 million in lower organic revenue and $4.8 million in lower foreign exchange rates compared to the US dollar. Due to the dramatic declines experienced in the North American short cycle business, we have significantly reduced production to react to lower demand and to bring our inventory levels back in line with the depressed market. Gross profit margins declined 330 basis points for the six months of 2009 compared to the same period in 2008 due mainly to the loss of operating leverage and unfavorable product mix and pricing on large international projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.2 million, or 5%, to $68.3 million for the six months ended June 28, 2009 compared to $71.6 million for the six months ended June 29, 2008.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased by $0.7 million compared to the first half of 2008. The majority of the decline was due to lower selling costs and favorable foreign exchange rates for the Euro and Pound Sterling partially offset by higher post-acquisition costs related to Bodet and Motor Tech as well as severance expenses related to employees terminated during the six months ended June 28, 2009

Selling, general and administrative expenses for the Energy Products segment decreased by $3.9 million compared to the same period 2008. This decline was due to lower sales commissions, lower foreign exchange rates compared to the US dollar partially offset by severance expenses related to employees terminated during the six months ended June 28, 2009.

Corporate, general and administrative expenses increased $1.4 million in the first half of 2009 from the same period in 2008. The increase was primarily due to higher professional fees, pension expenses and investments in supply chain initiatives, partially offset by lower share based and incentive compensation expenses.

Asbestos Charges

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs increased $8.6 million to $11.7 million for the six months ended June 28, 2009 compared to $3.1 million for the six months ended June 29, 2008. This increase was comprised of $4.4 million in lower insurance recoveries primarily due to the exhaustion and revised coverage limits of certain insurance policies, $2.9 million in higher indemnity costs, and $1.3 million in higher defense expenses.

Special Charges (Recoveries)

For the six months ended June 28, 2009, we recorded $1.1 million in income related to payments received on an asset sold within our Energy Products Segment during 2007. This compares with special charges of $0.2 million for the six months ended June 29, 2008 related to amendments to the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards which were recorded as corporate expenses.

Operating Income

The change in operating income for the six months ended June 28, 2009 compared to the six months ended June 29, 2008 was as follows:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	June 28, 2009	June 29, 2008
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$9,800	$20,817	$(11,017)	$641	$(10,271)	$(1,387)
Energy	26,765	36,241	$(9,476)	—	(6,153)	(3,323)
Corporate	(10,953)	(10,058)	(895)	—	(908)	13

Total	$25,612	$47,000	$(21,388)	$641	$(17,332)	$(4,697)

Operating income decreased $21.4 million, or 46%, to $25.6 million for the six months ended June 28, 2009 from $47.0 million for the six months ended June 29, 2008.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $11.0 million or 53% compared to the six months ended June 29, 2008. Operating margins decreased 550 basis points to 5.6%. Higher asbestos related costs were the primary factor followed by lower organic revenue and unfavorable foreign currency fluctuations. These declines were partially offset by incremental post-acquisition income from Bodet and Motor Tech.

Operating income for the Energy Products segment decreased $9.5 million, or 26% for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. Operating margins decreased 240 basis points to 16.1% on a revenue decline of 15%, compared to the first half of 2008. The decrease in operating income was due primarily to the organic revenue declines, pricing on large international projects, severance expenses for terminated employees plus unfavorable currency impact, partially offset by lower selling costs.

Interest Expense, Net

Interest expense, net, decreased $0.1 million for the six months ended June 28, 2009 compared to the six months ended June 29, 2008. The decrease in interest expense, net was primarily due to lower debt borrowings on our revolving credit facility offset by lower interest income on cash deposits.

Other (Income) Expense, Net

The Company reported other income of $0.4 million for the six months ended June 28, 2009 compared to $0.6 million of other expense for the six months ended June 29, 2008. The $1.1 million difference was largely the result of foreign currency fluctuations.

Provision for Taxes

The effective tax rate was 30% for the six month period ended June 28, 2009 compared to 32.25% for the same period ended June 29, 2008. The decrease in the income tax rate for the first half of 2009 compared to the second half of 2008 was primarily due to lower earnings in jurisdictions with higher tax rates.

Net Income

Net income decreased $13.1 million to $18.2 million for the six months ended June 28, 2009 compared to $31.3 million for the six months ended June 29, 2008. This decrease is primarily attributable to decreased profitability of both the Energy Products and Instrumentation and Thermal Fluid Products segments as well as unfavorable currency impacts.

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

The following table summarizes our cash flow activities for the six months ended June 28, 2009 (In thousands):

Cash flow from:
Operating activities	$15,749
Investing activities	(25,067)
Financing activities	(6,019)
Effect of exchange rates on cash and cash equivalents	902

Decrease in cash and cash equivalents	$(14,435)

During the six months ended June 28, 2009, we generated $15.7 million in cash flow from operating activities compared to $33.7 million during the six months ended June 29, 2008. The lower amount of cash provided by operating activities was primarily due to increases in accounts payable, accrued expenses and other liabilities as well as lower net income compared to the same period in 2008. The $25.1 million used by investing activities was primarily used for the purchase of investments, the Bodet acquisition, and capital equipment expenditures. Financing activities used $6.0 million including $4.4 million for net debt payments, $1.3 million for dividend payments to shareholders and $0.4 million for tax effects of share based compensation.

As of June 28, 2009, total debt was $12.1 million compared to $13.2 million as of December 31, 2008. Total debt as a percentage of total shareholders’ equity was 3% as of June 28, 2009 compared to 4% as of December 31, 2008.

In December 2005, we entered into a new five-year, unsecured bank agreement that provided a $95 million revolving credit facility and we terminated the previously available $75 million revolving credit facility. In October 2006, we amended our credit agreement to increase the unsecured revolving credit facility to $125 million and to allow for additional indebtedness not to exceed $80 million. This revolving credit facility is available to support our acquisition program, working capital requirements and general corporate purposes. As of June 28, 2009, we had borrowings of $3.8 million outstanding under our revolving credit facility and $39.6 million allocated to support outstanding letters of credit

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. As of June 28, 2009, we were in compliance with all covenants related to our existing debt obligations.

During July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit with a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. Furthermore, there has been no change in the financial covenants from our existing agreement that we entered in December 2005. We anticipate using this new facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes.

The ratio of current assets to current liabilities was 2.54:1 at June 28, 2009 and 2.05:1 at December 31, 2008. Cash and cash equivalents were $33.0 million as of June 28, 2009, compared to $47.5 million as of December 31, 2008.

In 2009, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures, to reduce our outstanding debt and help fund acquisitions and to pay dividends approximating $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions that extend our current offering of engineered flow control products and systems. A larger acquisition may require additional borrowings and or the issuance of our common stock.

The public and private capital markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remain uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. A prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Risk

As of June 28, 2009, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of June 28, 2009 we have $3.8 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2009 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of June 28, 2009, we had forward contracts to sell currencies, principally US dollar contracts held by our foreign subsidiaries, with a contract value of $15.7 million. The fair value at June 28, 2009 of these derivative forward contracts was not material. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

We do not use derivative financial instruments for trading purposes. Risk management strategies are reviewed and approved by senior management before implementation.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 28, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

As of the end of June 2009, Leslie was a named defendant in approximately 1,158 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Illinois, Pennsylvania, West Virginia, Rhode Island and 23 other states. Approximately 584 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

Leslie has resolved a number of asbestos-related claims over the past few years and continues to do so for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year are generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts have been appealed. With respect to each verdict, we believe there are strong grounds for overturning such verdict, significantly reducing the amount of the award or for requiring a new trial. In addition, Leslie has recorded $0.7 million in accrued interest for both adverse verdicts.

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

During the fourth quarter of 2007, Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, was engaged to help determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience is both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded a liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then current open claims. During the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion that a forecast of the number and value of any future asbestos claims is unwarranted and highly uncertain from a statistical perspective.

As of June 28, 2009, Leslie has recorded asbestos liabilities of $25.0 million ($13.2 million short-term and $11.8 million long-term) compared to $19.2 million as of December 31, 2008. The $25.0 million liability as of June 28, 2009 is comprised of $15.4 million for existing claims, $4.5 million related to adverse verdicts and $5.2 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $7.4 million (all short-term) as of June 28, 2009 compared to $10.7 million as of December 31, 2008. The $7.4 million receivable as of June 28, 2009 is comprised of $2.0 million for existing claims, $2.3 million related to adverse verdicts and $3.1 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	June 28, 2009	December 31, 2008
Existing claim indemnity liability	$19,849	$16,661
Incurred defense cost liability	5,169	2,584
Insurance recoveries receivable	(7,426)	(10,765)

Net asbestos liability	$17,592	$8,480

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

Q2 and YTD 2009 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended June 28, 2009 as well as the financial impact on the Company of the asbestos litigation for the three and six months ended June 28, 2009 and June 29, 2008 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended June 28, 2009
Beginning open claims	1,103
Claims filed	203
Claims resolved and dismissed	(148)
Ending open claims	1,158

Ending open mesothelioma claims	584

	Three Months Ended		Six Months Ended
(In Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Indemnity costs accrued	$2,109	$2,576	$6,711	$3,859
Adverse verdict interest costs (verdicts appealed)	97	90	187	90
Defense cost incurred	3,275	2,729	6,441	5,155
Insurance recoveries adjustment	—	—	2,069	—
Insurance recoveries accrued	(2,039)	(3,385)	(3,703)	(6,019)

Net pre-tax asbestos expense	$3,442	$2,010	$11,705	$3,085

Insurance

Historical

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers historically paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict.

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

During the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believes that its allocation under the cost sharing arrangement is now 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagrees with Continental’s position and intends to vigorously dispute Continental’s position. Leslie has reaffirmed its position that there are two additional years of insurance coverage with $1 million policy limits. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009.

Remaining Insurance

As of June 28, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $4.0 million. After giving effect to our accrual for adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $2.0 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, recognized as incurred, will continue to be partially offset by insurance until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

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

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues and 1% of the Company’s shareholders’ equity) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

We have not identified any material changes from the risk factors as previously disclosed in our Annual Report Item 1A. to Part I of our Annual Report filed on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at June 28, 2009 and December 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 29, 2009. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(i) Election of Directors: the following persons were elected as Class I directors for a three year term expiring at the Annual Meeting to be held in 2012:

	VOTES FOR	VOTES WITHHELD
David F. Dietz	6,006,543	9,773,804
Douglas M. Hayes	14,314,537	1,465,810
Thomas E. Naugle	15,395,109	385,238

(ii) Ratification of the selection by the Audit Committee of the Company’s Board of Directors of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
15,772,215	5,887	2,245

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Quarterly Report on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on April 30, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Annual Report on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009 (“Form 10-K”).

3.3	Certificate of Amendment to the Amended and Restated By-Laws of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.3 to the Form 10-K.

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of CIRCOR International, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A12B, File No. 001-14962, filed with the Securities and Exchange Commission on October 21, 1999 (“Form 8-A”).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 16, 1999, between CIRCOR International, Inc. and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Form 8-A.

4.2*	Agreement of Substitution and Amendment of Shareholder Rights Agent Agreement, dated as of November 1, 2002, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company.

4.3	Amendment No. 2 to Shareholder Rights Agent Agreement, dated as of November 2, 2006, by and between CIRCOR International, Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2006.

4.4	Specimen certificate representing the Common Stock of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10.13*	Credit Agreement, dated July 29, 2009, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and Keybank National Association, as joint-lead arranger, co-bookrunner and administrative agent, swing line lender and a letter of credit issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.
Date: July 30, 2009
/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer
Date: July 30, 2009
/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: July 30, 2009
/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer