Form 10-Q
period 2009-09-27
CIRCOR INTERNATIONAL INC
filed 2009-10-29
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of October 23, 2009, there were 16,990,609 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)	September 27, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,708	$47,473
Short-term investments	3,023	34,872
Trade accounts receivable, less allowance for doubtful accounts of $2,035 and $1,968, respectively	113,800	134,731
Inventories	150,276	183,291
Prepaid expenses and other current assets	6,696	3,825
Deferred income taxes	14,712	12,396
Insurance receivable	6,485	6,081
Assets held for sale	543	1,015

Total Current Assets	379,243	423,684

PROPERTY, PLANT AND EQUIPMENT, NET	87,696	82,843
OTHER ASSETS:
Goodwill	32,976	32,092
Intangibles, net	46,885	42,123
Non-current insurance receivable	—	4,684
Other assets	4,674	2,597

TOTAL ASSETS	$551,474	$588,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,636	$94,421
Accrued expenses and other current liabilities	42,997	69,948
Accrued compensation and benefits	18,603	22,604
Asbestos liability	11,605	9,310
Income taxes payable	5,337	9,873
Notes payable and current portion of long-term debt	131	622

Total Current Liabilities	129,309	206,778

LONG-TERM DEBT, NET OF CURRENT PORTION	9,519	12,528
DEFERRED INCOME TAXES	6,551	3,496
LONG-TERM ASBESTOS LIABILITY	12,070	9,935
OTHER NON-CURRENT LIABILITIES	22,297	21,664
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,974,920 and 16,898,497 shares issued and outstanding at September 27, 2009 and December 31, 2008, respectively	170	169
Additional paid-in capital	244,573	247,196
Retained earnings	107,177	83,106
Accumulated other comprehensive income	19,808	3,151

Total Shareholders’ Equity	371,728	333,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,474	$588,023

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net revenues	$144,327	$208,680	$484,509	$591,860
Cost of revenues	102,462	141,369	338,123	402,752

GROSS PROFIT	41,865	67,311	146,386	189,108
Selling, general and administrative expenses	29,787	34,489	98,127	106,041
Asbestos charges	1,977	3,808	13,682	6,893
Special charges (recoveries)	(543)	—	(1,678)	160

OPERATING INCOME	10,644	29,014	36,255	76,014

Other (income) expense:
Interest income	(77)	(447)	(391)	(953)
Interest expense	471	265	857	893
Other, net	(959)	11	(1,409)	660

Total other (income) expense	(565)	(171)	(943)	600

INCOME BEFORE INCOME TAXES	11,209	29,185	37,198	75,414
Provision for income taxes	2,804	9,412	10,601	24,321

NET INCOME	$8,405	$19,773	$26,597	$51,093

Earnings per common share:
Basic	$0.49	$1.17	$1.56	$3.04
Diluted	$0.49	$1.16	$1.56	$3.01
Weighted average number of common shares outstanding:
Basic	17,023	16,853	17,003	16,789
Diluted	17,116	17,068	17,050	17,000
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
OPERATING ACTIVITIES
Net income	$26,597	$51,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,620	8,852
Amortization	1,956	2,012
Compensation expense of share-based plans	2,351	3,428
Tax effect of share-based compensation	412	(2,510)
Gain on sale/disposal of property, plant and equipment	(60)	(93)
Loss on disposal of assets held for sale	—	1
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	30,690	(36,689)
Inventories	40,836	(3,233)
Prepaid expenses and other assets	8,546	(1,794)
Accounts payable, accrued expenses and other liabilities	(91,717)	15,091

Net cash provided by operating activities	29,231	36,158

INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,106)	(10,162)
Proceeds from the disposal of property, plant and equipment	95	202
Proceeds from the sale of assets held for sale	—	311
Business acquisitions, net of cash acquired	(10,428)	(7,263)
Purchases of short-term investments	(278,916)	(155,786)
Proceeds from the sale of short-term investments	312,918	134,044

Net cash provided by (used in) investing activities	17,563	(38,654)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	57,372	86,495
Payments of long-term debt	(64,703)	(86,358)
Debt issuance costs	(2,814)	—
Dividends paid	(1,930)	(1,888)
Proceeds from the exercise of stock options	37	2,342
Tax effect of share-based compensation	(412)	2,510

Net cash provided by (used in) financing activities	(12,450)	3,101

Effect of exchange rate changes on cash and cash equivalents	1,891	(90)

INCREASE IN CASH AND CASH EQUIVALENTS	36,235	515
Cash and cash equivalents at beginning of period	47,473	34,662

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,708	$35,177

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$18,899	$20,099
Interest	$689	$1,320

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this standard as of June 28, 2009 and it had no material effect on our results of operations or financial condition. We have evaluated all subsequent events through October 29, 2009.

In September 2006, the FASB issued an accounting pronouncement regarding fair value measurement found under ASC Topic 820.1 (formerly SFAS 157) , which not only defines fair value but also establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. This standard was adopted on January 1, 2008 for financial assets and liabilities and had no material impact on our results of operations or financial condition. In February 2008, the FASB permitted a one-year deferral in applying the fair value measurement provisions found under ASC Topic 820.1 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of this standard was deferred until fiscal years beginning after November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS 141R). The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applied it prospectively to business combinations that occurred after adoption. During March 2009, we acquired the stock of Bodet Aero (“Bodet”) and its affiliate Atlas Productions (“Atlas”). For more detailed information, refer to Note 15, Business Acquisitions, in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

(2) Share-Based Compensation

As of September 27, 2009 we have one share-based compensation plan. The 1999 Amended and Restated Stock Option and Incentive Plan (the “1999 Stock Plan”) was adopted by our Board of Directors and approved by our shareholders and permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted, vest in periods ranging from 1 to 6 years and expire 10 years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of September 27, 2009, there were 144,120 stock options, 544,149 restricted stock units, and 9,600 SARs outstanding. In addition, there were 680,779 shares available for grant under the 1999 Stock Plan as of September 27, 2009.

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards and we have not granted any stock option awards for fiscal 2009. We account for these RSU Awards by expensing their weighted average fair-value to selling, general and administrative expenses ratably over the requisite vesting period. During the nine months ended September 27, 2009 and September 28, 2008, we granted 165,550 and 81,089 RSU Awards with approximate fair values of $22.26 and $47.49 per RSU, respectively.

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

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive RSU Awards in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MIPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MIP represents a right to receive one share of our common stock after a three-year vesting period. RSU MIPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. During the nine months ended September 27, 2009 and September 28, 2008, we granted under the CIRCOR Management Stock Purchase Plan 140,759 and 57,385 RSU MIPs with a fair value per unit of $7.34 and $16.06, respectively.

Compensation expense related to RSU MIPs, RSU Awards, and SARs for the nine month periods ended September 27, 2009, and September 28, 2008 was $2.4 million and $3.4 million, respectively. For the nine months ended September 27, 2009 and September 28, 2008, $2.4 million and $3.2 million, respectively, was recorded as selling, general and administrative expense. For the three and nine months ended September 28, 2008, an incremental $0.2 million associated with the retirement agreement entered into with the Company’s former Chief Financial Officer, specifically the accelerated vesting of certain equity awards, was recorded as a special charge. As of September 27, 2009 there was $7.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 4.01years.

A summary of the status of all stock options granted to employees and non-employee directors as of September 27, 2009 and changes during the nine month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	152	$19.35
Granted	—	N/A
Exercised	(2)	24.39
Forfeited	(6)	25.94

Options outstanding at end of period	144	$19.02

Options exercisable at end of period	132	$18.50

The weighted average contractual term for stock options outstanding and exercisable as of September 27, 2009 was 3.7 years and 3.6 years, respectively. There was no aggregate intrinsic value of stock options exercised during the nine months ended September 27, 2009. The aggregate intrinsic value of stock options outstanding and exercisable as of September 27, 2009 was $1.5 million and $1.4 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of September 27, 2009 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Price
RSU Awards outstanding at beginning of period	213	$38.35
Granted	166	22.26
Settled	(39)	36.78
Cancelled	(17)	38.84

RSU Awards outstanding at end of period	323	$30.43

RSU Awards vested and deferred at end of period	30	$29.14

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 27, 2009 was $1.2 million and the aggregate intrinsic value of RSU Awards outstanding and vested and deferred as of September 27, 2009 was $9.5 million and $0.9 million, respectively.

A summary of the status of all RSU MIPs granted to employees and non-employee directors as of September 27, 2009 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Price
RSU MIPs outstanding at beginning of period	137	$20.29
Granted	141	14.89
Settled	(36)	18.67
Cancelled	(21)	18.44

RSU MIPs outstanding at end of period	221	$17.33

RSU MIPs vested and deferred at end of period	19	$10.80

The aggregate intrinsic value of RSU MIPs settled during the nine months ended September 27, 2009 was $1.1 million and the aggregate intrinsic value of RSU MIPs outstanding and vested and deferred as of September 27, 2009 was $2.4 million and $0.4 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	September 27, 2009	December 31, 2008
Raw materials	$51,479	$68,954
Work in process	63,579	70,656
Finished goods	35,218	43,681

	$150,276	$183,291

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, net of accumulated amortization, as of September 27, 2009 (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Consolidated Total
Goodwill as of December 31, 2008	$6,801	$25,291	$32,092
Acquisitions	—	—	—
Purchase price adjustment of previous acquisition	392	—	392
Currency translation adjustments	86	406	492

Goodwill as of September 27, 2009	$7,279	$25,697	$32,976

The following table presents the gross intangible assets and the related accumulated amortization, as of September 27, 2009 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,043	$(5,430)
Trademarks and trade names	21,635	—
Land procurement	426	(41)
Customer relationships	25,271	(6,932)
Other	8,716	(2,803)

Total	$62,091	$(15,206)

Net carrying value of intangible assets	$46,885

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 27, 2009 (In thousands):

	2009	2010	2011	2012	2013	After 2013
Estimated amortization expense	$758	$2,551	$2,551	$2,227	$2,200	$14,963

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Instrumentation & Thermal Fluid Controls Products	Energy Products	Corporate/ Eliminations	Consolidated Total
Three Months Ended September 27, 2009
Net revenues	$83,142	$61,185	$—	$144,327
Intersegment revenues	28	85	(113)	—
Operating income	8,224	6,696	(4,276)	10,644
Interest income				(77)
Interest expense				471
Other income, net				(959)

Income before income taxes				$11,209

Identifiable assets	306,013	213,963	31,498	551,474
Capital expenditures	1,147	271	187	1,605
Depreciation and amortization	2,590	1,351	53	3,994

Three Months Ended September 28, 2008
Net revenues	$96,298	$112,382	$—	$208,680
Intersegment revenues	—	88	(88)	—
Operating income	7,612	26,022	(4,620)	29,014
Interest income				(447)
Interest expense				265
Other expense, net				11

Income before income taxes				$29,185

Identifiable assets	417,848	373,407	(48,524)	742,731
Capital expenditures	2,850	1,017	11	3,878
Depreciation and amortization	2,293	1,353	34	3,680

Nine Months Ended September 27, 2009
Net revenues	$257,203	$227,306	$—	$484,509
Intersegment revenues	42	435	(477)	—
Operating income	18,024	33,461	(15,230)	36,255
Interest income				(391)
Interest expense				857
Other income, net				(1,409)

Income before income taxes				$37,198

Identifiable assets	306,013	213,963	31,498	551,474
Capital expenditures	4,054	1,637	415	6,106
Depreciation and amortization	7,403	4,034	139	11,576

Nine Months Ended September 28, 2008
Net revenues	$283,615	$308,245	$—	$591,860
Intersegment revenues	—	280	(280)	—
Operating income	28,428	62,264	(14,678)	76,014
Interest income				(953)
Interest expense				893
Other expense, net				660

Income before income taxes				$75,414

Identifiable assets	417,848	373,407	(48,524)	742,731
Capital expenditures	7,493	2,626	43	10,162
Depreciation and amortization	6,600	4,138	126	10,864

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets may result in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of September 27, 2009 and September 28, 2008. Corporate Identifiable Assets, after elimination of intercompany assets, were $17.8 million and $15.5 million as of September 27, 2009 and September 28, 2008, respectively.

(7) Special Charges (Recoveries)

For the three months ended September 27, 2009, within the Instrumentation and Thermal Fluid Controls Segment, we recorded a special charge (recovery) of ($0.5) million associated with a recent acquisition. This special recovery was a result of the fair value of the acquired assets exceeding the consideration transferred. For the nine months ended September 27, 2009, we recorded special charges (recoveries) of ($1.7) million, which includes the special recovery of ($0.5) million mentioned above as well as payments of ($1.1) million we received in the first quarter of 2009 relating to a 2007 asset sale within our Energy Products Segment.

(8) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	September 27, 2009			September 28, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$8,405	17,023	$0.49	$19,773	16,853	$1.17
Dilutive securities, principally common stock options	—	93	—	—	215	(0.01)

Diluted EPS	$8,405	17,116	$0.49	$19,773	17,068	$1.16

	Nine Months Ended
	September 27, 2009			September 28, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,597	17,003	$1.56	$51,093	16,789	$3.04
Dilutive securities, principally common stock options	—	47	—	—	211	(0.03)

Diluted EPS	$26,597	17,050	$1.56	$51,093	17,000	$3.01

There were 241,705 anti-dilutive stock options and RSUs for three months ended September 27, 2009 as compared to 592 anti-dilutive stock options and RSUs for the three months ended September 28, 2008.

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

Accounting Policies

In September 2006, the FASB issued an accounting pronouncement regarding fair value measurement under ASC Topic 820.1 that not only defines fair value but establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. This pronouncement emphasizes that fair value is a market-based measurement rather than an entity-specific measurement and establishes a fair value hierarchy to make the distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, as well as our annual assessment of goodwill and intangible assets.

Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. If the effective portion of fair value or cash flow hedges were to cease to qualify for hedge accounting, or to be terminated, it would continue to be carried on the balance sheet at fair value until settled; however, hedge accounting would be discontinued prospectively. If forecasted transactions were no longer probable of occurring within the specified time period or within an additional two month period thereafter, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. During the nine months ended September 27, 2009 and September 28, 2008, we did not have any hedges that qualified for hedge accounting.

Foreign Currency Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. Our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Therefore, any unrealized gains and losses on our contracts are recognized as a component of other expense in the consolidated statements of operations. As of September 27, 2009, we had nineteen forward contracts to sell currencies, principally US dollar contracts held by our foreign subsidiaries, with a contract value of $27.2 million. The fair value at September 27, 2009 of these derivative forward contracts was approximately $1.0 million and is carried in other current assets on our balance sheet. This compares to four forward contracts to sell currencies with a contract value of $3.8 million as of September 28, 2008.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(10) Comprehensive Income

Comprehensive income for the three and nine months ended September 27, 2009 and September 28, 2008 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$8,405	$19,773	$26,597	$51,093
Cumulative translation adjustments	10,492	(13,911)	16,657	(5,542)

Total comprehensive income	$18,897	$5,862	$43,254	$45,551

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

As of the end of September 2009, Leslie was a named defendant in approximately 1,143 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Illinois, Pennsylvania, West Virginia, Rhode Island and approximately two dozen other states. Approximately 612 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during September 2009, the California Court of Appeals reversed one of the two judgments against Leslie. Subsequently, however, the Court of Appeals granted the plaintiff’s petition for a re-hearing and thus vacated its appellate order. While we remain optimistic that the Court of Appeals ultimately will issue a final order reversing the judgment, we have not reduced the accrued liability. With respect to the remaining verdict, appellate arguments have not yet been scheduled; however, we continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.8 million in accrued interest for both adverse verdicts.

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

As of September 27, 2009, Leslie has recorded asbestos liabilities of $23.7 million ($11.6 million short-term and $12.1 million long-term) compared to $19.2 million as of December 31, 2008. The $23.7 million liability as of September 27, 2009 is comprised of $15.5 million for existing claims, $4.6 million related to adverse verdicts and $3.6 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $6.5 million (all short-term) as of September 27, 2009 compared to $10.7 million as of December 31, 2008. The $6.5 million receivable as of September 27, 2009 is comprised of $1.5 million for existing claims, $2.2 million related to adverse verdicts and $2.8 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	September 27, 2009	December 31, 2008
Existing claim indemnity liability	$20,060	$16,661
Incurred defense cost liability	3,615	2,584
Insurance recoveries receivable	(6,485)	(10,765)

Net asbestos liability	$17,190	$8,480

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

Q3 and YTD 2009 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended September 27, 2009 as well as the financial impact on the Company of the asbestos litigation for the three and nine months ended September 27, 2009 and September 28, 2008 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above)

Three Months Ended September 27, 2009
Beginning open claims	1,158
Claims filed	131
Claims resolved and dismissed	(146)

Ending open claims	1,143

Ending open mesothelioma claims	612

	Three Months Ended		Nine Months Ended
(In Thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Indemnity costs accrued	$1,140	$3,182	$7,851	$7,041
Adverse verdict interest costs (verdicts appealed)	95	316	283	406
Defense cost incurred	3,009	2,650	9,450	7,805
Insurance recoveries adjustment	—	—	2,069	—
Insurance recoveries accrued	(2,267)	(2,340)	(5,971)	(8,359)

Net pre-tax asbestos expense	$1,977	$3,808	$13,682	$6,893

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

Recent Developments

During the third quarter of 2008, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy and that Leslie, therefore, was now responsible for the 8% share previously paid by Zurich. More recently, however, Zurich acknowledged that its calculations concerning policy exhaustion were incorrect and that such policy exhaustion actually occurred on January 30, 2009. As a result, Zurich is obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie from Zurich’s original notification until the end of January 2009. Nonetheless, upon making such reimbursement, Zurich will have completed its obligations to Leslie under the policy and Leslie is now responsible for the 8% share previously paid by Zurich.

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

Remaining Insurance

As of September 27, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $3.2 million. After giving effect to our accrual for the adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $1.5 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by insurance until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of the adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.9 million at September 27, 2009. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past fiscal years. We believe that the likelihood of demand for payments related to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 5.75 years from September 27, 2009.

The following table contains information related to standby letters of credit instruments outstanding as of September 27, 2009 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$16,401
Greater than 12 months	28,508

Total	$44,909

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

Effective in December 2006, we adopted recognition and disclosure provisions which allow us to recognize in the balance sheet the underfunded status of the defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan in the year in which the change occurs are recognized in other comprehensive income.

During the three months ended September 27, 2009, we made a cash contribution of $1.2 million to our qualified defined benefit pension plan. For the remainder of 2009, we are expecting to make a cash contribution of $0.1 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

During the three months ended September 27, 2009, we changed the estimated amortization period for certain pension losses. This change in estimate extended the amortization period and resulted in a reduction of our pension expense of approximately $0.3 million for the three months ended September 27, 2009 as compared to the three months ended June 28, 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost-benefits earned	$88	$109	$263	$327
Interest cost on benefits obligation	511	490	1,533	1,470
Estimated return on assets	(423)	(573)	(1,227)	(1,720)
Prior service cost amortization	3	5	11	15
Transition obligation amortization	—	—	—	(2)
Loss (Gain) amortization	(155)	31	243	95
One time SERP settlement charge	—	—	240	—

Net periodic cost of defined benefit pension plans	$24	$62	$1,063	$185

(13) Income Taxes

As required by the Income Tax Topic of the ASC at December 31, 2008 and at September 27, 2009, we had $2.4 and $2.6 million of unrecognized tax benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 27, 2009, we have approximately $0.4 million of accrued interest related to unrecognized tax benefits.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and separate subsidiary specific tax returns in many state and foreign jurisdictions. Substantially all material state and foreign income tax matters have been concluded for years through 2003. The Company has concluded examinations by the Internal Revenue Service for years through 2003 and the statute of limitations for years through 2005 has expired. The 2007 tax year is currently under examination by the Internal Revenue Service.

In 2007, German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2006. The audit has been completed and adjustment calculations are in the final phase. We expect that by the end of the year the tax assessments and the impact to the reserve will be finalized. We do not anticipate the results of these audits will have a material adverse effect on the Company’s financial operations, financial condition or cash flows.

The Company anticipates that by September 30, 2010, total unrecognized tax benefits will decrease by approximately $0.9 million as a result of settlements of current audits exclusive of interest of $0.3 million.

(14) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of September 27, 2009.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal as determined using Level 3 criteria. Accordingly, we have no liabilities recorded for those agreements as of September 27, 2009.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 27, 2009 (In thousands):

Balance at December 31, 2008	$3,032
Provisions	1,806
Claims settled	(1,695)
Acquired liability	83
Currency translation adjustments	86

Balance at September 27, 2009	$3,312

(15) Business Acquisition

During March 2009, we acquired the stock of Bodet, located in Chemille, France and its affiliate Atlas, located in Tangier, Morocco. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets with annual revenues of approximately $13 million. These businesses are part of our Aerospace Products Group reported in the Instrumentation and Thermal Fluid Controls Segment. In connection with these acquisitions, we recorded estimated fair values of $11.7 million for current assets, $6.7 million for fixed assets, $4.8 million for identified intangible assets, and $3.5 million for debt. The fair value of the net identifiable assets exceeded the purchase price by $0.5 million and was recorded as a special charge (recovery) during the three months ended September 27, 2009.

(16) Subsequent Event

On September 28, 2009, we acquired Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”). Pipeline Engineering is a turn-key manufacturer of a full range of products and services that assist pipeline cleaning, pipeline integrity and flow assurance in the oil and gas industry. Pipeline Engineering has annual revenues of approximately $30 million. Pipeline Engineering will be integrated into our Energy Products Segment.

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

Our growth strategy includes organic profitable growth as well as strategic acquisitions that extend our current offering of engineered flow control products and systems. For organic growth, our businesses focus on developing new products and systems, expanding the geographic reach of our product sales, and reacting quickly to changes in market conditions in order to help grow our revenues. Regarding acquisitions, we have made fifteen acquisitions in the last eight years that extended our product offerings. In February 2006, we acquired two businesses: Hale Hamilton Valves Limited and its subsidiary Cambridge Fluid Systems (“Hale Hamilton”), a leading provider of high pressure valves and flow control equipment, and Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to oil and gas markets. In July 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), a leader in the design of pneumatic controls and inflation systems for the aerospace, marine, defense, and industrial markets. In May 2008, we acquired Motor Technology, Inc. (“Motor Tech”), a leader in the design and manufacture of specialty electric motors, actuators, and tachometers for aerospace, defense, medical and transportation markets. In March 2009, we acquired Bodet and Atlas, leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense and transportation markets. On September 28, 2009, we acquired Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”). Pipeline Engineering is a turn-key manufacturer of a full range of products and services to assist pipeline cleaning, pipeline integrity and flow assurance in the oil and gas industry.

During the past four years, we have made progress in fundamentally altering the culture of the Company, adopting and instilling a disciplined adherence to the Lean principles of visual metric management, operational excellence and continuous improvement. While, as with virtually all industrial manufacturers, the economic recession has affected adversely our financial results, we continue to focus on our key strategic initiatives and on quality of earnings by reducing our cost structure, driving operational improvements with Lean, and expanding our low cost operations in emerging markets. During the first three quarters of 2009, excluding acquisitions, we have reduced our total workforce by approximately 17%. During our fourth quarter 2009, we expect to continue to rationalize our cost structure and will be consolidating facilities, relocating certain of our manufacturing operations, and continuing to expand our global sourcing initiatives. We expect these activities to result in termination and other costs of approximately $2.0 to $2.5 million of which $0.1 million was recognized as of September 27, 2009.

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

Cash, Cash Equivalents, and Short-term Investments

Revenue Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of bank repurchase agreements which generally have short-term maturities and are carried at cost which approximates fair value.

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

Our net inventory balance was $150.3 million as of September 27, 2009 compared to $183.3 million as of December 31, 2008. Our inventory allowance as of September 27, 2009 was $15.6 million, compared with $12.5 million as of December 31, 2008. Our provision for excess, slow moving and obsolete inventory was $4.4 million for the first nine months of 2009 compared to $3.5 million for the same period in 2008.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of December 31, 2008 and September 27, 2009, we have accrued $10.6 million and $14.4 million, respectively, related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations. The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applies it prospectively to business combinations that occur after adoption. During March 2009, we acquired the stock of Bodet and its affiliate Atlas. For more detailed information, refer to Note 15, Business Acquisitions in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

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

Impairment Analysis

As required by ASC Topic 350.1-3, “Goodwill and Intangible Assets”, we perform an annual assessment as to whether there is an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that they may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows from operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on the weighted average cost of capital.

Certain negative macroeconomic factors began to impact the global credit markets in late 2008 and we noted significant adverse trends in business conditions in the fourth quarter of 2008. Concurrent with these adverse developments, we commenced our annual impairment assessment of goodwill and certain intangible assets. In connection with preparing the impairment assessment, we identified deterioration in the expected future financial performance of our Instrumentation and Thermal Fluid Controls segment compared to the expected future financial performance of this segment at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate in our 2007 impairment assessment. As a result, we recognized goodwill and intangible impairments of $140.3 million and $1.0 million, respectively, within the Instrumentation and Thermal Fluid Controls segment for the year ended December 31, 2008. Although we anticipate continued weakness in business conditions for the remainder of 2009, there have no further indicators of impairment based on our analysis and longer-term outlook as of September 27, 2009.

The goodwill recorded on the consolidated balance sheet as of September 27, 2009 increased $0.9 million to $33.0 million compared to $32.1 million as of December 31, 2008. The increase was due to a combination of currency fluctuations and escrow release on our prior acquisition of Motor Tech.

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

For 2009, we expect an effective income tax rate of 27.4%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $9.1 million at September 27, 2009 and at December 31, 2008, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

During the three months ended September 27, 2009, we made a cash contribution of $1.2 million to our qualified defined benefit pension plan. For the remainder of 2009, we currently expect to make voluntary cash contributions of approximately $0.1 million to our pension plans, although global capital market and interest rate fluctuations will impact future funding requirements.

Results of Operations for the Three Months Ended September 27, 2009 Compared to the Three Months Ended September 28, 2008.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended September 27, 2009 and September 28, 2008:

	Three Months Ended
	September 27, 2009		September 28, 2008		% Change
	(Dollars in thousands)
Net revenues	$144,327	100.0%	$208,680	100.0%	(30.8)%
Cost of revenues	102,462	71.0%	141,369	67.7%	(27.5)%

Gross profit	41,865	29.0%	67,311	32.3%	(37.8)%
Selling, general and administrative expenses	29,787	20.6%	34,489	16.5%	(13.6)%
Asbestos charges	1,977	1.4%	3,808	1.8%	(48.1)%
Special charges (recoveries)	(543)	(0.4)%	—	—	NA

Operating income	10,644	7.4%	29,014	13.9%	(63.3)%
Other (income) expense:
Interest (income) expense, net	394	0.3%	(182)	-0.1%	(316.5)%
Other (income) expense, net	(959)	(0.7)%	11	0.0%	8,818.2%

Total other (income) expense	(565)	(0.4)%	(171)	-0.1%	230.4%

Income before income taxes	11,209	7.8%	29,185	14.0%	(61.6)%
Provision for income taxes	2,804	1.9%	9,412	4.5%	(70.2)%

Net income	$8,405	5.8%	$19,773	9.5%	(57.5)%

Net Revenues

Net revenues for the three months ended September 27, 2009 decreased by $64.4 million, or 31%, to $144.3 million from $208.7 million for the three months ended September 28, 2008. The decrease in net revenues for the three months ended September 27, 2009 was attributable to the following:

	Three Months Ended		Total Change	Acquisition	Operations	Foreign Exchange
Segment	September 27, 2009	September 28, 2008
	(In thousands)
Instrumentation & Thermal Fluid Controls	$83,142	$96,298	$(13,156)	$3,479	$(13,442)	$(3,193)
Energy	61,185	112,382	(51,197)	—	(49,227)	(1,970)

Total	$144,327	$208,680	$(64,353)	$3,479	$(62,669)	$(5,163)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 58% of net revenues for the three months ended September 27, 2009 compared to 46% for the three months ended September 28, 2008. Likewise, our Energy Products segment accounted for 42% of net revenues for the three months ended September 27, 2009 compared to 54% for the three months ended September 28, 2008.

Instrumentation and Thermal Fluid Controls Products revenues decreased $13.2 million, or 14%, for the quarter ended September 27, 2009 compared to the quarter ended September 28, 2008. This segment’s quarterly revenues were negatively impacted by organic declines of $13.4 million and unfavorable foreign exchange rates compared to the US dollar of $3.2 million. These declines were partially offset by $3.5 million in incremental revenues from the acquisitions of Bodet and Atlas in March 2009. This segment’s customer orders decreased 13% in the third quarter 2009 compared to the same period last year with weakness in most markets except semiconductor and medical, which enjoyed a significant order increase. Order backlog increased to $183.7 million as of September 27, 2009 compared to $169.6 million as of September 28, 2008 driven primarily by aerospace. Similar to our third quarter 2009, we expect market conditions to remain under pressure with low demand for most of the general industrial, commercial HVAC, power generation, and commercial aerospace end markets served by this segment for the remainder of 2009.

Energy Products revenues decreased by $51.2 million, or 46%, for the quarter ended September 27, 2009 compared to the quarter ended September 28, 2008. The decrease was the result of organic declines of $49.2 million and unfavorable $2.0 million from foreign currency fluctuations due to a lower Euro compared to the US dollar. The organic declines were primarily due to an approximately 50% decline in North American oil and gas drilling and production activities as well as fewer large international and U.S. pipeline equipment projects. Orders for this segment declined $7.6 million to $55.1 million for the three months ended September 27, 2009 compared to $62.7 million for the three months ended September 28, 2008 primarily as a result of the continued weakness in North American drilling and production activities resulting from lower oil and natural gas pricing and demand, partially offset by increased orders in large international projects. Backlog has declined by $117.9 million to $114.1 million as of September 27, 2009 compared to the same period in 2008. With the sharp declines in drilling rig counts and destocking of inventory at our distributors as well as volatile prices for gas and oil, we anticipate a continued weakness in U.S. short cycle energy orders during the remainder of 2009 compared to 2008. However, due to very low 2008 activities in large international projects, we do anticipate an increase in orders for these markets in the remainder of 2009 compared to 2008.

Gross Profit

Consolidated gross profit decreased $25.4 million to $41.9 million for the quarter ended September 27, 2009 compared to $67.3 million for the quarter ended September 28, 2008. Consolidated gross margin decreased 330 basis points to 29.0% for the quarter ended September 27, 2009 compared to 32.3% for the quarter ended September 28, 2008.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment decreased $3.6 million or 12% for the quarter ended September 27, 2009 compared to the quarter ended September 28, 2008. Lower organic revenues reduced gross profit by $3.0 million, primarily the result of the lower volume and associated operating leverage offset partially by reduced material costs and lower labor expenses. Labor expenses have been lower due to a reduced workforce of approximately 12%, net of acquisitions, since December of 2008. Our third quarter of 2009 also includes unfavorable foreign exchange rates which adversely impacted gross profit by $1.0 million and a positive contribution of $0.3 million from the recent acquisitions of Bodet and Atlas.

Gross profit for the Energy Products segment decreased $21.8 million or 59% for the quarter ended September 27, 2009 compared to the quarter ended September 28, 2008. This segment’s quarterly gross profit decreased $21.2 million due primarily to the organic declines in both the North American short cycle business and in large international projects. In addition gross profit declined $0.6 million due to lower foreign exchange rates compared to the US dollar. Due to dramatic North American short cycle organic declines of approximately 50%, we have significantly reduced production to react to the lower demand as we and our customers begin to bring inventory levels back in line. This loss in operating leverage during the three months ended September 27, 2009 plus unfavorable volume, pricing and product mix in large international projects were the major drivers in the 810 basis point decline in gross margin to 24.8% for the quarter ended September 27, 2009 compared to 32.9% for the quarter ended September 28, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $4.7 million to $29.8 million for the three months ended September 27, 2009 compared to $34.5 million for the three months ended September 28. 2008. Selling, general and administrative expenses as a percentage of revenues increased to 20.6% for the three months ended September 27, 2009 compared to 16.5% for the three months ended September 28, 2008.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased 8% or $1.5 million compared to the third quarter 2008. This change was due primarily to lower selling and commission costs.

Selling, general and administrative expenses for the Energy Products segment decreased 23% or $2.5 million. The majority of this decrease was due to the organic declines resulting in lower sales commissions, reduced other selling and general administrative costs, and a reduction of $0.2 million due to lower foreign exchange rates, primarily for the Euro, partially offset by severance expenses related to employees terminated and paid out during the three months ended September 27, 2009.

Corporate, general and administrative expenses decreased $0.7 million in the third quarter of 2009 from the same period in 2008. The decrease was primarily due to lower short-term incentive compensation and was partially offset by investments in supply chain initiatives.

Asbestos Charges

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs decreased $1.8 million to $2.0 million for the three months ended September 27, 2009 compared to $3.8 million for the three months ended September 28, 2008. This decrease was due primarily to lower case filings, and lower average cost per settled claim.

Special Charges (Recoveries)

For the three months ended September 27, 2009, within the Instrumentation and Thermal Fluid Controls Segment, we recorded a special charge (recovery) of ($0.5) million associated with a recent acquisition. This special recovery was a result of the fair value of the acquired assets exceeding the consideration transferred.

Operating Income

The change in operating income for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was as follows:

	Three Months Ended		Total Change	Acquisition	Operations	Foreign Exchange
Segment	September 27, 2009	September 28, 2008
	(In thousands)
Instrumentation & Thermal Fluid Controls	$8,224	$7,612	$612	$(104)	$1,077	$(361)
Energy	$6,696	$26,022	$(19,326)	$—	$(18,899)	$(427)
Corporate	(4,276)	(4,620)	344	—	329	15

Total	$10,644	$29,014	$(18,370)	$(104)	$(17,493)	$(773)

Operating income decreased 63% or $18.4 million for the three months ended September 27, 2009 compared to the three months ended September 28, 2008, on a 31% decrease in revenues.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment increased $0.6 million, or 8% for the third quarter of 2009 compared to the same period last year. This increase is due primarily to lower asbestos related costs partially offset by foreign currency fluctuations and incremental post-acquisition income from the Bodet acquisition. Operating margins increased 200 basis points to 9.9% from 7.9%.

Operating income for the Energy Products segment decreased $19.3 million, or 74% for the third quarter 2009. Operating margins declined 1,230 basis points to 10.9% on a revenue decrease of 46%, compared to the third quarter 2008. The decrease in operating income was due primarily to organic revenue declines across the segment, unfavorable pricing and product mix for large international projects, costs to reduce our workforce plus unfavorable currency translation partially offset by lower commissions and increased productivity.

Interest (Income) Expense, Net

Interest (Income) expense, net, increased $0.6 million for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 due to a combination of lower interest on cash invested and higher interest expense on current borrowings.

Provision for Taxes

The effective income tax rate was 25.0% and 32.3% for the third quarters of 2009 and 2008, respectively. The decrease in the income tax rate for the third quarter of 2009 compared to the third quarter of 2008 was primarily due to lower earnings in jurisdictions with higher tax rates.

Net Income

Net income decreased 57% to $8.4 million in the third quarter of 2009 on a revenue decline of 31% compared to the same quarter of 2008. This decrease is primarily attributable to lower organic revenues and unfavorable foreign exchange rates compared to the US dollar.

Results of Operations for the Nine Months Ended September 27, 2009 Compared to the Nine Months Ended September 28, 2008.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended September 27, 2009 and September 28, 2008:

	Nine Months Ended
	September 27, 2009		September 28, 2008		% Change
	(Dollars in thousands)
Net revenues	$484,509	100.0%	$591,860	100.0%	(18.1)%
Cost of revenues	338,123	69.8%	402,752	68.0%	(16.0)%

Gross profit	146,386	30.2%	189,108	32.0%	(22.6)%
Selling, general and administrative expenses	98,127	20.3%	106,041	17.9%	(7.5)%
Asbestos charges	13,682	2.8%	6,893	1.2%	98.5%
Special charges (recoveries)	(1,678)	(0.3)%	160	0.0%	1,148.8%

Operating income	36,255	7.5%	76,014	12.8%	(52.3)%
Other (income) expense:
Interest expense, net	466	0.1%	(60)	0.0%	(876.7)%
Other (income) expense, net	(1,409)	(0.3)%	660	0.1%	313.5%

Total other (income) expense	(943)	(0.2)%	600	0.1%	(257.2)%

Income before income taxes	37,198	7.7%	75,414	12.7%	(50.7)%
Provision for income taxes	10,601	2.2%	24,321	4.1%	(56.4)%

Net income	$26,597	5.5%	$51,093	8.6%	(47.9)%

Net Revenues

Net revenues for the nine months ended September 27, 2009 decreased by $107.4 million, or 18%, to $484.5 million from $591.9 million for the nine months ended September 28, 2008. The decrease in net revenues for the nine months ended September 27, 2009 was attributable to the following:

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	September 27, 2009	September 28, 2008
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$257,203	$283,615	$(26,412)	$11,129	$(21,727)	$(15,814)
Energy	227,306	308,245	(80,939)	—	(63,734)	(17,205)

Total	$484,509	$591,860	$(107,351)	$11,129	$(85,461)	$(33,019)

The Instrumentation and Thermal Fluid Controls Products segment accounted for 53% of net revenues for the nine months ended September 27, 2009 compared to 48% for the nine months ended September 28, 2008. The Energy Products segment accounted for 47% of net revenues for the nine months ended September 27, 2009 compared to 52% for the nine months ended September 28, 2008.

Instrumentation and Thermal Fluid Controls Products revenues decreased $26.4 million, or 9%, for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. The decrease in revenues was the net result of several factors. Organic decreases from existing operations comprised $21.7 million of the revenue decline and currency fluctuations accounted for $15.8 million. These revenue reductions were partially offset by $11.1 million in incremental post-acquisition revenue from Bodet, Atlas and Motor Tech. This segment’s customer orders decreased 17% in the first nine months of 2009 compared to the same period last year with particular weaknesses in most sectors excluding military, medical and semiconductors. For the remainder of 2009, we expect market conditions to remain under pressure with low demand for most of the general industrial, commercial HVAC, power generation, and commercial aerospace end markets served by this segment.

Energy Products revenues decreased by $80.9 million, or 26%, for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. The decrease was the net result of lower organic revenue of $63.7 million primarily in our short cycle business, which includes standard products sold through distributors, as well as lower international project shipments and unfavorable currency fluctuations of $17.2 million. This short-cycle business has been negatively impacted by lower oil and gas drilling activity in North America. Meanwhile, revenues for large international projects and fabricated systems in North America were approximately 8% lower organically for the first nine months of 2009 when compared to the same period in 2008. Orders for this segment were down 39% for the first nine months of 2009 compared to the same period in 2008. With the sharp declines in drilling rig counts and destocking of inventory at our distributors as well as volatile prices for gas and oil, we anticipate a continued weakness in U.S. short cycle energy orders during the remainder of 2009 compared to 2008. However, due to very low 2008 activities in large international projects, we do anticipate an increase in orders for these markets in the remainder of 2009 compared to 2008.

Gross Profit

Consolidated gross profit decreased $42.7 million, or 23%, to $146.4 million for the nine months ended September 27, 2009 compared to $189.1 million for the nine months ended September 28, 2008. Consolidated gross margin decreased 180 basis points to 30.2% for the nine months ended September 27, 2009 from 32.0% for the nine months ended September 28, 2008.

Gross profit for the Instrumentation and Thermal Fluid Controls Products segment decreased $6.4 million for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. Gross profit decreased $5.3 million on unfavorable foreign exchange rates relative to the US dollar and $3.8 million due to lower production activities; however, these decreases were partially offset by $2.8 million incremental post-acquisition gross profit from Bodet, Atlas and Motor Tech.

Gross profit for the Energy Products segment decreased $36.3 million for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. This decrease was comprised of $31.1 million in lower organic revenue and $5.2 million in lower foreign exchange rates compared to the US dollar. Due to the dramatic declines experienced in the North American short cycle business and large international projects, we have significantly reduced production to react to lower demand and to bring our inventory levels back in line with the depressed market. Gross profit margins declined 480 basis points for the nine months of 2009 compared to the same period in 2008 due mainly to the loss of operating leverage and unfavorable pricing and product mix on large international projects partially offset by lower labor and material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.9 million, or 8%, to $98.1 million for the nine months ended September 27, 2009 compared to $106.0 million for the nine months ended September 28, 2008.

Selling, general and administrative expenses for the Instrumentation and Thermal Fluid Controls Products segment decreased by $2.2 million compared to the first three quarters of 2008. The majority of the decline was due to favorable foreign exchange rates for the Euro and Pound Sterling and lower selling costs and commissions partially offset by higher costs related to new acquisitions of Bodet, Atlas and Motor Tech as well as severance expenses related to employees terminated during the nine months ended September 27, 2009.

Selling, general and administrative expenses for the Energy Products segment decreased by $6.4 million compared to the same period 2008. This decline was due to lower sales commissions, lower foreign exchange rates compared to the US dollar partially offset by severance expenses related to employees terminated during the nine months ended September 27, 2009.

Corporate, general and administrative expenses increased $0.7 million in the first nine months of 2009 from the same period in 2008. The increase was primarily due to higher professional fees, pension expenses and investments in supply chain initiatives, partially offset by lower share based and incentive compensation expenses.

Asbestos Charges

Asbestos charges are associated with our Leslie subsidiary in the Instrumentation and Thermal Fluid Controls segment. Net asbestos related costs increased $6.8 million to $13.7 million for the nine months ended September 27, 2009 compared to $6.9 million for the nine months ended September 28, 2008. This increase was comprised of $4.5 million in lower insurance recoveries primarily due to the exhaustion and revised coverage limits of certain insurance policies, and $1.6 million in higher defense expenses and $0.7 million in higher indemnity costs.

Special Charges (Recoveries)

For the nine months ended September 27, 2009, we recorded special charges (recoveries) of ($1.7) million, which includes ($0.5) million associated with a recent acquisition as well as payments of ($1.1) million we received in the first quarter of 2009 relating to a 2007 asset sale within our Energy Products Segment.

Operating Income

The change in operating income for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008 was as follows:

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	September 27, 2009	September 28, 2008
	(In Thousands)
Instrumentation & Thermal Fluid Controls	$18,024	$28,428	$(10,405)	$599	$(9,135)	$(1,869)
Energy	33,484	62,264	$(28,780)	—	(25,026)	(3,754)
Corporate	(15,253)	(14,678)	(575)	—	(607)	32

Total	$36,255	$76,014	$(39,758)	$599	$(34,766)	$(5,591)

Operating income decreased $39.8 million, or 52%, to $36.3 million for the nine months ended September 27, 2009 from $76.0 million for the nine months ended September 28, 2008.

Operating income for the Instrumentation and Thermal Fluid Controls Products segment decreased $10.4 million or 37% compared to the nine months ended September 28, 2008. Operating margins decreased 300 basis points to 7.0%. Higher asbestos related costs were the primary factor followed by lower organic revenue and unfavorable foreign currency fluctuations. These declines were partially offset by incremental post-acquisition income from Bodet, Atlas and Motor Tech.

Operating income for the Energy Products segment decreased $28.8 million, or 46% for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. Operating margins decreased 550 basis points to 14.7% on a revenue decline of 26%, compared to the first three quarters of 2008. The decrease in operating income was due primarily to the organic revenue declines, pricing on large international projects, severance expenses for terminated employees plus unfavorable currency impact, partially offset by lower selling costs.

Interest Expense, Net

Interest expense, net, increased $0.5 million for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008. The increase in interest expense, net was primarily due to lower interest on our invested cash and increased borrowing costs on our new revolving credit facility.

Other (Income) Expense, Net

The Company reported other income of $1.4 million for the nine months ended September 27, 2009 compared to $0.7 million of other expense for the nine months ended September 28, 2008. The $2.1 million difference was largely the result of foreign currency fluctuations.

Provision for Taxes

The effective tax rate was 28.5% for the nine month period ended September 27, 2009 compared to 32.3% for the same period ended September 28, 2008. The decrease in the income tax rate for the first nine months of 2009 compared to the same period in 2008 was primarily due to lower earnings in jurisdictions with higher tax rates.

Net Income

Net income decreased $24.5 million to $26.6 million for the nine months ended September 27, 2009 compared to $51.1 million for the nine months ended September 28, 2008. This decrease is primarily attributable to decreased profitability of both the Energy Products and Instrumentation and Thermal Fluid Products segments.

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

The following table summarizes our cash flow activities for the nine months ended September 27, 2009 (In thousands):

Cash flow from:
Operating activities	$29,231
Investing activities	17,563
Financing activities	(12,450)
Effect of exchange rates on cash and cash equivalents	1,891

Increase in cash and cash equivalents	$36,235

During the nine months ended September 27, 2009, we generated $29.2 million in cash flow from operating activities compared to $36.2 million during the nine months ended September 28, 2008. The lower amount of cash provided by operating activities was primarily due to lower net income offset by reduced working capital needs compared to the same period in 2008. The $17.6 million provided by investing activities was primarily generated from the net proceeds of the sale of short term investments offset by payments for the Bodet and Atlas acquisitions, as well as capital equipment expenditures. Financing activities used $12.5 million including $7.3 million for net debt payments, $2.8 million of debt issuance costs, $1.9 million for dividend payments to shareholders and $0.4 million related to tax effects of share based compensation.

As of September 27, 2009, total debt was $9.7 million compared to $13.2 million as of December 31, 2008. Total debt as a percentage of total shareholders’ equity was 3% as of September 27, 2009 compared to 4% as of December 31, 2008.

In July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of September 27, 2009, we had borrowings of $1.7 million outstanding under our new credit facility and $44.9 million allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. As of September 27, 2009, we were in compliance with all covenants related to our existing debt obligations.

The ratio of current assets to current liabilities was 2.97:1 at September 27, 2009 and 2.05:1 at December 31, 2008. Cash and cash equivalents were $83.7 million as of September 27, 2009, compared to $47.5 million as of December 31, 2008.

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

Interest Rate Sensitivity Risk

As of September 27, 2009, our primary interest rate risk is related to borrowings under our revolving credit facility and our industrial revenue bonds. As of September 27, 2009, we have $1.7 million borrowed under our revolving credit facility. Based upon expected levels of borrowings under our revolving credit facility in 2009 and our current balance for our industrial revenue bond, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.1 million.

Foreign Currency Exchange Risk

We use forward contracts to manage the currency risk related to certain business transactions denominated in foreign currencies. Related gains and losses are recognized when hedged transactions affect earnings, which are generally in the same period as the underlying foreign currency denominated transactions. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. As of September 27, 2009, we had forward contracts to sell currencies, principally US dollar contracts held by our foreign subsidiaries, with a contract value of $27.2 million. The fair value at September 27, 2009 of these derivative forward contracts was approximately $1.0 million and is carried in other current assets on our balance sheet. The counterparties to these contracts are major financial institutions. Our risk of loss in the event of non-performance by the counterparties is not significant.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 27, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of September 2009, Leslie was a named defendant in approximately 1,143 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, Illinois, Pennsylvania, West Virginia, Rhode Island and approximately two dozen other states. Approximately 612 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during September 2009, the California Court of Appeals reversed one of the two judgments against Leslie. Subsequently, however, the Court of Appeals granted the plaintiff’s petition for a re-hearing and thus vacated its appellate order. While we remain optimistic that the Court of Appeals ultimately will issue a final order reversing the judgment, we have not reduced the accrued liability. With respect to the remaining verdict, appellate arguments have not yet been scheduled; however, we continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.8 million in accrued interest for both adverse verdicts.

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

As of September 27, 2009, Leslie has recorded asbestos liabilities of $23.7 million ($11.6 million short-term and $12.1 million long-term) compared to $19.2 million as of December 31, 2008. The $23.7 million liability as of September 27, 2009 is comprised of $15.5 million for existing claims, $4.6 million related to adverse verdicts and $3.6 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $6.5 million (all short-term) as of September 27, 2009 compared to $10.7 million as of December 31, 2008. The $6.5 million receivable as of September 27, 2009 is comprised of $1.5 million for existing claims, $2.2 million related to adverse verdicts and $2.8 million for incurred but unpaid legal costs.

A summary of Leslie’s unpaid existing asbestos claims and incurred asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	September 27, 2009	December 31, 2008
Existing claim indemnity liability	$20,060	$16,661
Incurred defense cost liability	3,615	2,584
Insurance recoveries receivable	(6,485)	(10,765)

Net asbestos liability	$17,190	$8,480

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

Q3 and YTD 2009 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended September 27, 2009 as well as the financial impact on the Company of the asbestos litigation for the three and nine months ended September 27, 2009 and September 28, 2008 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above)

Three Months Ended September 27, 2009
Beginning open claims	1,158
Claims filed	131
Claims resolved and dismissed	(146)

Ending open claims	1,143

Ending open mesothelioma claims	612

	Three Months Ended		Nine Months Ended
(In Thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Indemnity costs accrued	$1,140	$3,182	$7,851	$7,041
Adverse verdict interest costs (verdicts appealed)	95	316	283	406
Defense cost incurred	3,009	2,650	9,450	7,805
Insurance recoveries adjustment	—	—	2,069	—
Insurance recoveries accrued	(2,267)	(2,340)	(5,971)	(8,359)

Net pre-tax asbestos expense	$1,977	$3,808	$13,682	$6,893

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

Recent Developments

During the third quarter of 2008, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, informed Leslie that it had reached its maximum indemnity obligation under the applicable insurance policy and that Leslie, therefore, was now responsible for the 8% share previously paid by Zurich. More recently, however, Zurich acknowledged that its calculations concerning policy exhaustion were incorrect and that such policy exhaustion actually occurred on January 30, 2009. As a result, Zurich is obligated to reimburse Leslie for a portion of the additional indemnity and defense costs incurred by Leslie from Zurich’s original notification until the end of January 2009. Nonetheless, upon making such reimbursement, Zurich will have completed its obligations to Leslie under the policy and Leslie is now responsible for the 8% share previously paid by Zurich.

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

Remaining Insurance

As of September 27, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $3.2 million. After giving effect to our accrual for the adverse verdicts currently on appeal, the remaining amount of Leslie’s primary layer of insurance is $1.5 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by insurance until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining two primary layer insurance carriers exceeds policy limits. The amount of this partial insurance recovery may vary depending upon the outcome of the disagreement with Continental within an anticipated range of 51.4% and 63% of such defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of the adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of any adverse verdicts, the time period within which such policy limits would be reached could be significantly shorter than one year.

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

We have not identified any material changes from the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; pay dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations as of September 27, 2009 and December 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1*	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc. are incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Annual Report on Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009 (“Form 10-K”).

3.3	Certificate of Amendment to the Amended and Restated By-Laws of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 3.3 to the Form 10-K.

3.4*	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Registration Statement on Form 8-A12B, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc. is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10.1	Credit Agreement, dated July 29, 2009, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and Keybank National Association, as joint-lead arranger, co-bookrunner and administrative agent, swing line lender and a letter of credit issuer, is incorporated herein by reference to Exhibit 10.13 to CIRCOR International, Inc.’s Quarterly Report on Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on July 30, 2009.

10.2*	Executive Change of Control Agreement between Circor, Inc. and A.J. Sharma, dated September 1, 2009.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.
Date: October 29, 2009

/S/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer
Date: October 29, 2009

/S/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: October 29, 2009

/S/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer