Form 10-K
period 2009-12-31
CIRCOR INTERNATIONAL INC
filed 2010-02-25
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $397,825,195.

As of February 19, 2010, there were 16,994,013 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 7, 2010. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant’s year ended December 31, 2009.

Part I

Item 1.	Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern tensions and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at www.investors.circor.com. The information on our website is not part of, or incorporated by reference in this Annual Report.

Our History

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999 and is a spin-off of our former parent, Watts Water Technologies, Inc., formerly known as Watts Industries, Inc. (“Watts”) as of October 18, 1999. Information related to historical activities of our business units also includes time periods when such units constituted the former industrial, oil and gas businesses of Watts. As used in this report, the terms “we,” “us,” “our,” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

Our Business

We design, manufacture and market valves and other highly engineered products and sub-systems that control the flow of fluids safely and efficiently in the energy, aerospace and industrial markets. We have a global presence and operate 22 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China. We have three reporting segments: Energy, Aerospace and Flow Technologies. As of December 31, 2009, our products were sold through over 1,000 distributors and we serviced more than 9,000 customers in over 100 countries around the world. Within our major product groups, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

The Energy Segment— designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves and pressure regulators for use in oil, gas and chemical processing and industrial applications. The Energy segment also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining the integrity of such pipelines. In September 2009, we acquired Pipeline Engineering Supply Company, Limited (“Pipeline Engineering”), based in the U.K., to help us gain a foothold in the pipeline products and services market abroad. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy segment consists primarily of the following product brand names: KF; Contromatics; Pibiviesse; Mallard Control; Hydroseal; Sagebrush; and Pipeline Engineering.

The Energy segment accounted for $293.4 million and $415.7 million, or 46% and 52%, of our net revenues for the years ended December 31, 2009 and 2008, respectively.

We entered the energy products market in 1978 with the formation by Watts of the industrial products division and our development of a floating ball valve for industrial and chemical processing applications. With the acquisition of KF Industries in July 1988, we expanded our product offerings to include floating and trunnion-supported ball valves and needle valves. KF Industries gave us entry into the oil and gas transmission, distribution and exploration markets. Pibiviesse based in Nerviano, Italy, was acquired in November 1994. Pibiviesse manufactures forged steel ball valves for the petrochemical market, including a complete range of trunnion-mounted ball valves. Pibiviesse’s manufacturing capabilities include valve sizes up through 60 inches in diameter, including very high pressure ratings to meet demanding international oil and gas pipeline and production requirements. In March 1998, we acquired and added Telford Valve and Specialties (now referred to as “KF Canada”) to KF Industries. KF Canada had been one of KF Industries’ largest distributors. With this acquisition, KF Industries increased its presence in Canada, and introduced KF Canada’s products (check valves and specialty gate valves) through its worldwide representative network. KF Canada also has assumed the Canadian sales activities for other of our Energy segment companies to strengthen our overall sales presence in Canada.

During 1999, we consolidated the industrial products division of Watts under the KF Contromatics name into KF Industries in Oklahoma City, Oklahoma. These industrial products consist of carbon steel and stainless steel ball valves, butterfly valves and pneumatic actuators that are used in a variety of industrial, pulp, paper and chemical processing applications. In April 2004, we acquired Mallard Control and its wholly-owned subsidiary, Hydroseal Valve which produce control valves, relief valves, pressure regulators, and other related products primarily for oil and gas production and processing and other petrochemical applications. During 2005, we merged the operations of Mallard Control and Hydroseal Valve into KF Industries’ Oklahoma City facility and renamed the business CIRCOR Energy Products. CIRCOR Energy Products now manufactures and sells products under the names of KF Industries, Mallard Control, Hydroseal Valve and Contromatics. In May 2005, we acquired the 40% interest that we did not own in our Chinese joint venture, Suzhou KF Valve Company, Ltd. (“SKVC”), located in Suzhou, People’s Republic of China. SKVC was originally formed as a joint venture in 1995 and manufactures two-inch through twenty-four-inch carbon and stainless steel ball valves. We sell products manufactured by SKVC to customers worldwide for oil and gas applications. In February 2006, we acquired Sagebrush Pipeline Equipment Company (“Sagebrush”) which provides pipeline flow control and measurement equipment to the North American oil and gas markets. In September 2009, we acquired Pipeline Engineering which offers products and solutions to assist with pipeline cleaning, pipeline protection, and flow assurance for oil and gas markets.

The Aerospace Segment— designs, manufactures and distributes valves, sensors, and controls for military and commercial aerospace applications. In some instances, this segment also produces completed subsystems for its customers. Selected products include precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers, DC electric motors and aerospace landing gear. The Aerospace segment consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Loud Engineering; Industria; Atkomatic Valve; Survival Engineering; Motor Technology; Bodet Aero; and Atlas Productions.

The Aerospace segment accounted for $113.3 million and $105.9 million, or 18% and 13%, of our net revenues for the years ended December 31, 2009 and 2008, respectively.

Commencing with the 1990 acquisition of Circle Seal Controls, Inc. (“Circle Seal”), a manufacturer of a wide range of fluid controls, we have acquired several businesses that serve the aerospace markets. These acquisitions include Aerodyne Controls (“Aerodyne”) in December 1997, Atkomatic Valve (“Atkomatic”) in April 1998, Loud Engineering & Manufacturing (“Loud”) in January 2005, Industria in October 2005, Survival Engineering (“SEI”) in July 2007, Motor Technology (“Motor Tech”) in May 2008, and Bodet Aero (“Bodet”) and Atlas in March 2009. Aerodyne manufactures high-precision pneumatic controls, precision switches and related components for the medical, analytical, military and aerospace markets. The Atkomatic product line consists of heavy-duty process solenoid valves that automate the regulation and sequencing of liquid levels or volume flow. Loud is a designer and manufacturer of landing gear systems and related components for military helicopters and jet aircraft, and Industria produces solenoid valves and components for commercial and military applications. The SEI product line provides specialty inflation systems for aviation, marine and defense life rafts and evacuation slides. Motor Tech designs and manufactures specialty electronic motors and actuators for the aerospace, medical, defense, transportation, and industrial markets. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets.

The Flow Technologies Segment— designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic and steam applications. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, couplers, regulators, strainers, and sampling systems. The Flow Technologies segment consists primarily of the following product brand names: Cambridge Fluid Systems; Hale Hamilton; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; CIRCORTech; Spence Engineering; CPC-Cryolab; RTK; Rockwood Swendeman; Spence Strainers; Dopak Sampling Systems; Texas Sampling; and Tomco Quick Couplers.

The Flow Technologies segment accounted for $235.9 million and $272.2 million, or 37% and 34%, of our net revenues for the years ended December 31, 2009 and 2008, respectively.

We have had a long-standing presence in the steam application markets, starting with our 1984 acquisition of Spence Engineering Company, Inc. (“Spence Engineering” or “Spence”) and our 1989 acquisitions of Leslie Controls, Inc. (“Leslie”) and Nicholson Steam Trap (“Nicholson”). In January 1999, we acquired SSI Equipment Inc. which added a wide variety of strainers (now operated under the Spence Strainers name) to expand our industrial products line. In June 2001, we acquired Regeltechnik Kornwestheim GmbH and certain of its affiliates (“RTK”). In February 2006, we acquired Hale Hamilton Valves Limited (“Hale Hamilton”). We believe that we have a very strong franchise in steam valve products. Both Leslie and Nicholson have been in the steam pressure reduction and control business for over 100 years. Spence Engineering has also been in these businesses for over 80 years. Hale Hamilton is a leading provider of high pressure valves and flow control equipment to the naval defense, industrial gas and high technology industrial markets. Due to the reputation of each of these businesses for reliability and quality, customers often specifically request our products by brand name. Our steam valve products are used in: municipal and institutional steam heating and air-conditioning applications; power plants; industrial and food processing; and commercial and military maritime applications.

We have acquired several businesses that serve the instrumentation markets. These acquisitions include Hoke in July 1998, GO Regulator in April 1999, Tomco Products (“Tomco”), DQS International (“DQS”) in November 2003, and Texas Sampling (“TSI”) in December 2003. The Hoke products included a full-line of valves, compression tube fittings, and analyzer systems for the instrumentation and general industrial markets. The GO Regulator products include a complete line of specialized cylinder valves, customized valves and pneumatic pressure regulators for instrumentation, analytical and process applications. The Tomco brand is a full line of quick connect and disconnect couplers for general-purpose industrial applications and more sophisticated instrumentation markets. DQS and TSI manufacture and sell analytical sampling products.

Industry

Our products enable end users to control process fluids safely and efficiently in many different end-markets. Our products are used for many petrochemical, power-generation, scientific (instrumentation) and industrial (manufacturing) application. The following demonstrates the end-markets that use our products from each segment:

Energy Segment

Upstream Gas & Oil Markets. The upstream oil and gas markets use our products for drilling, production, separation and gathering applications.

Midstream Gas & Oil Markets. The midstream gas and oil markets use our products for liquefied natural gas, cryogenic, processing, transmission and regional distribution.

Aerospace Segment

Aerospace Markets. The commercial and military aerospace markets we serve include valves and fluid system component applications and integrated landing gear systems used on military combat and transport aircraft, helicopters, missiles, tracked vehicles and ships. Our products also are used on commercial, commuter and business aircraft, space launch vehicles, space shuttles and satellites. Our products also are sold into the fleet support infrastructure for these markets, with focus on Maintenance, Repair, and Overhaul (MRO), aftermarket spares and ground support maintenance equipment. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems.

Medical Market. We market our products to original equipment manufacturers of surgical and medical instruments. Representative applications include: surgical and medical instruments; orthopedic devices and surgical supplies; diagnostic reagents; electro-medical equipment; x-ray equipment; and dental equipment.

Flow Technologies Segment

Downstream Gas & Oil. Our products are used for chemical processing and general industrial applications.

Process and Power Markets. The process and power markets use valves to control steam and other fluids for a variety of applications, including: heating facilities; production of hot water and electricity; freeze protection of external piping; cleaning by laundries; food processing and cooking; and heat transfer applications using steam or hot water in industrial processes.

HVAC Markets. The HVAC market utilizes valves and control systems, primarily in steam-related commercial and institutional heating applications.

Maritime Markets: Steam control products also are used in the maritime market, which includes the US Navy and commercial shipping.

Pharmaceutical and Analytical Instrumentation Markets. The pharmaceutical industry uses our products in research and development, analytical instrumentation and process measurement applications.

Our Business Objectives and Strategies

We are focused on providing solutions for our customers’ requirements through a broad base of products and services. We have begun to transform our worldwide operations and culture through the development of lean manufacturing techniques and implementation of the CIRCOR Business System. The CIRCOR Business System promotes improved stakeholder value through commitment to certain core competencies including operational excellence, talent acquisition and development, continuous improvement, new product development, and strategic acquisition and integration. While we believe many of our product lines have leading positions in their niche markets, our objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. In order to achieve this objective, our key strategies are to:

•	Grow organically by investing in new products, adding value to products, and increasing development of mission-critical subsystems;

•	Improve the profitability of our business;

•	Acquire complementary businesses or technologies;

•	Leverage Lean manufacturing to enhance margins as well as capture market share through better product performance and faster lead times; and

•	Enhance global supply chain capability by expanding our presence in China and India

Overall, our growth strategies are expected to continue increasing our market positions, building our product offerings, enhancing marketing and distribution channels and providing additional opportunities to realize integration cost savings.

Products

The following table lists the principal products and markets served by each of the businesses within our three product groups. Within the majority of our product lines, we believe that we have competitively broad product offerings in terms of distinct designs, sizes and configurations of our valves and related products.

Product Families	Year Acquired	Principal Products	Primary Markets Served

Energy Segment

Contromatics	1999	Threaded-end and flanged-end floating ball valves; butterfly valves; pneumatic and electric actuators	Oil and gas; refining; general industrial; chemical processing

Hydroseal	2004	Relief valves	Oil and gas production and processing and other industrial applications

KF Industries	1988	Threaded-end and flanged-end floating ball valves; actuators; pipeline closures; trunnion supported ball valves; needle valves; check valves, mud valves; and gate valves	Oil and gas exploration; production; refining and transmission; maritime; chemical processing

Mallard Control	2004	Control valves; pressure regulators; and other related products	Oil and gas production and processing and other industrial applications

Pibiviesse	1994	Trunnion mounted ball valve, through conduit gate valve, swing check and control valve (ball)	Oil and gas exploration; production; refining and transmission

Pipeline Engineering	2009	Pipeline cleaning, protection, and flow assurance products	Oil and gas exploration; production; refining and transmission

Sagebrush	2006	Pipeline flow control and measurement systems; ultrasonic measurement systems; gas chromatograph; buildings, flow control	Interstate and intrastate gas transmission, liquid natural gas terminals, power generation, liquid pipelines

Product Families	Year Acquired	Principal Products	Primary Markets Served

Aerospace Segment

Aerodyne Controls	1997	Pneumatic manifold assemblies; mercury- free motion switches; Pneumatic valves; fluidic control assemblies	Aerospace; medical instrumentation; military; automotive

Bodet Aero	2009	Speed transducers (tachometers); sensors (optical encoders, brake pedal transmitters); actuation and electro-mechanical products (brushless & DC motors, motor generators; mini gearboxes, integrated electronics)	Commercial and general aerospace, and civil mass transit

Atlas	2009	Electric motors, speed transducers, antennas	Commercial aerospace

Circle Seal Controls	1990	Motor-operated valves; check valves; relief valves; pneumatic valves; gauges; solenoid valves; regulators	General industrial; power generation; medical; pharmaceutical; aerospace; military; marine; natural gas vehicles

Industria	2005	Solenoid valves, pressure switches and components	Aerospace; commercial; military; marine

Loud Engineering	2005	Landing gear systems; actuators, steering damping actuators, valves and manifolds	Aerospace; military

Motor Tech	2007	Fractional horsepower DC permanent magnet brushed motors	Aerospace; military; transportation; industrial

Survival Engineering	2007	Inflation Valves, inlet check valves, pressure relief valves, topping off valves, hand pumps, hoses and flanges	Life rafts (marine and aviation), marine evacuation systems, underwater recovery systems, submarine underwater escape systems

Product Families	Year Acquired	Principal Products	Primary Markets Served

Flow Technologies Segment

Cambridge Fluid Systems	2006	Gas control manifolds and panels; automatic process panels	Semiconductor; pharmaceutical

CIRCORTech	Internally Developed	Sample conditioning systems and components	Oil and gas; refining; chemical

CPC-Cryolab and Rockwood Swendeman	1995	Cryogenic control and safety relief valves; valve assemblies	Liquefied industrial gases; other high purity processing

Dopak and Texas Sampling Systems	2003	Sampling systems for liquids, liquefied gas, and gases; closed loop sampling system; grab systems for liquids, gas, solids, slurries	Refining; chemical, petrochemical, pharmaceutical

GO Regulator	1999	Pressure reducing regulators; specialized cylinder manifolds; high pressure regulators; pneumatic pressure regulators; diaphragm valves	Analytical instrumentation; chemical processing; semiconductors

Hale Hamilton	2006	Stop valves; relief valves; pressure regulators; reducing stations; filling systems	Maritime and naval defense; industrial gas; high technology industrial

Hoke	1998	Compression tube fittings; instrument ball and needle valves; cylinders; cylinder valves; actuators; modular analyzer systems	General industrial; analytical instrumentation; compressed natural gas; natural gas vehicles; chemical processing; semiconductors

Leslie Controls	1989	Steam and water regulators; steam control valves; electric actuated shut- off valves; steam water heaters	HVAC; maritime; general industrial and power; chemical processing

Nicholson Steam Trap	1989	Steam traps; condensate pumps; unions	HVAC; general industrial; industrial processing

RTK	2001	Control valves, actuators	HVAC; industrial; food and beverage; pharmaceutical

Spence Engineering	1984	Safety and relief valves; pilot operated and direct steam regulators; steam control valves	HVAC; general industrial

Spence Strainers	1999	Specialty strainers; check valves; butterfly valves; connectors	General industrial; chemical processing; refining; power; and HVAC

Sales and Distribution

We sell our products to distributors and end-users primarily through commissioned representatives and through our direct sales forces. Our representative networks offer technically trained sales forces with strong relationships to key markets on a variable cost (commission) basis to us.

We believe that our multifaceted and well established sales and distribution channels constitute a competitive strength, providing access to our markets. We believe that we have good relationships with our representatives and distributors, and we continue to implement marketing programs to enhance these relationships. Ongoing distribution-enhancement programs include shortening shelf stock delivery, reducing assemble-to-order lead times, introducing new products and offering competitive pricing, technical training and literature.

Manufacturing

We have integrated and highly automated manufacturing capabilities including machining operations, assembly and testing. We also purchase machined components and finished valves to supplement our internal manufacturing capacity and to lower our overall cost of less sophisticated valve products. Our machining operations feature computer-controlled machine tools, high-speed chucking machines and automatic screw machines for machining brass, iron, steel and aluminum components. We believe that our diverse manufacturing capabilities are essential in the valve industry in order to control product quality, to be responsive to customers’ custom design requirements and to ensure timely delivery. Product quality and performance are a priority for our customers, especially since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that are used in the precise control of fluids. In order to further improve our profitability and increase working capital turns, we continued our implementation of Lean manufacturing techniques, expanding to most of our manufacturing locations and we have also continued to further expand our foreign sourcing programs. Our management team has proven experience in Lean and other continuous improvement methods and have worked at companies recognized for their Lean expertise.

We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. As part of this commitment, we have spent a total of $11.0 million, $15.0 million, and $12.0 million on capital expenditures for the years ended December 31, 2009, 2008, and 2007, respectively. Depreciation expense for these periods was $13.3 million, $11.5 million, and $10.9 million, respectively.

We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Quality Control

The majority of our products require the approval of and have been approved by applicable industry standards agencies in the United States, European and other global markets. We have consistently advocated the development and enforcement of performance and safety standards, and continually update our procedures as part of our commitment to meet these standards. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards. Additionally, most of our major manufacturing subsidiaries in the Aerospace and Flow Technologies segments have acquired ISO 9000 or 9001 certification from the International Organization for Standardization and those in the Energy segment have acquired American Petroleum Institute certification.

Our products are designed, manufactured and tested to meet the requirements of various government or industry regulatory bodies as well as the quality control systems of certain customers. The primary industry standards that certain of our Aerospace and Flow Technologies segments must meet include standards promulgated by: Underwriters’ Laboratory; American National Standards Institute; American Society of Mechanical Engineers; US Military; Federal Aviation Administration; Society of Automotive Engineers; Boeing Basic and Advanced Management System; Aerospace Quality Assurance System; the American Gas Association; the Department of Transportation; ATEX directive International Electro-technical Commission (IEC); CAN Business Certifications; European Pressure Equipment Directive and Technical Inspection Association. The primary industry standards required to be met by, and applicable to, our Energy segment include standards promulgated by American National Standards Institute; American Society of Mechanical Engineers; American Petroleum Institute and Factory Mutual.

Product Development

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include the ability to design and manufacture custom applications to meet high tolerance or close precision requirements. For example, KF Industries has fire-safe testing capabilities, Circle Seal has the ability to meet the testing specifications of the aerospace industry and Pibiviesse can meet the tolerance requirements of sub-sea and cryogenic environments. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2009, 2008, and 2007, were $5.2 million, $4.8 million, and $3.2 million, respectively.

Raw Materials

The raw materials used most often in our production processes are stainless steel, aluminum, carbon steel, copper, and brass. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

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

The primary competitors of our Energy segment include: Cameron; Balon; Crane Co.; Velan Valve Corporation; Kitz Corporation; Valvitalia SpA and ZyTech Global Industries.

The primary competitors of our Aerospace segment include: Triumph; Eaton Corporation; Meggitt; Crane Corporation; Cobham; and Heroux Devtek.

The primary competitors of our Flow Technologies segment include: Swagelok Company; Parker Hannifin Corporation; The Ham-let Group; Samson AG; Spirax-Sarco Engineering plc; Masonneilan (a division of Dresser, Inc.); Flowseal (a division of Crane Co.); Fisher (a division of Emerson Electric Company); ARI and Hora.

Trademarks and Patents

We own patents that are scheduled to expire between 2011 and 2025 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of either of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the years ended December 31, 2009 and 2007, we did not have any customers with revenues that exceeded 10% of our consolidated revenues. For the year ended December 31, 2008, we had one customer in our Energy segment that accounted for 11.4% of revenues. We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines. Future changes in demand for petrochemical products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that could also have a material adverse effect on our business, financial condition or results of operations.

Backlog

Our total order backlog was $322 million as of January 31, 2010, compared to $330 million as of January 23, 2009. We expect all but $79.5 million of the backlog at January 31, 2010 will be shipped by December 31, 2010.

Employees

As of December 31, 2009, our worldwide operations directly employed approximately 2,500 people. We have 49 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 208 employees in Italy, 209 in France, 91 in the United Kingdom, 52 in the Netherlands and 17 in Germany, covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

Segment and Geographic Financial Data

Financial information by segment and geographic area is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note (17) in the notes to consolidated financial statements included in this report.

Government Regulation Regarding the Environment

As a result of our manufacturing and assembly operations, our businesses are subject to federal, state, local and foreign laws, as well as other legal requirements relating to the generation, storage, transport and disposal of materials. These laws include, without limitation, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response and Compensation and Liability Act, and foreign equivalents of such laws.

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2009, we capitalized approximately $1.0 million related to environmental and safety control facilities and we also incurred and expensed an additional $0.9 million related to environmental and safety control facilities. We also expect to capitalize $0.6 million related to environmental and safety control facilities during the year ending December 31, 2010 and also expect to incur and expense charges of approximately $1.1 million related to environmental and safety control facilities during the year ending December 31, 2010.

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

As more fully described in Part I, Item 3 “Legal Proceedings”, our Leslie subsidiary has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the volume of pre-trial proceedings, and the numbers of trials and settlements. As of December 31, 2009, Leslie has a recorded liability of $55.6 million net of anticipated insurance recoveries of $4.6 million, for the estimated indemnity cost associated with recorded resolution of its current open claims and future claims anticipated to be filed during the next five years. Although Leslie believes this estimate is reasonable, such estimate also is highly uncertain, especially because Leslie’s claims history is relatively recent and variable. As a result, the actual costs of resolving these pending claims could be substantially higher or lower than the current estimate. In addition, while future claims beyond the five-year forecast period are probable, Leslie’s management cannot estimate the losses that may arise from such additional future claims and we, therefore, have not accrued a liability for such additional future claims. Moreover, because we have factored the full amount of our remaining primary layer insurance limits into our accruals for the indemnity cost of resolving current open claims, and because Leslie has only limited available excess layer coverage, Leslie will be responsible for a substantial majority of indemnity costs associated with future claims.

Leslie also incurs significant costs in defending asbestos claims and we record these costs at the time incurred. Historically, Leslie’s primary insurers have paid a majority of its defense costs. However, while Leslie does have some primary layer coverage remaining, Leslie now pays approximately 37% of its defense costs, and, if Leslie consummates an agreement currently proposed with one of its primary layer carriers, Leslie’s share of defense costs will increase to 64%. Moreover, Leslie anticipates that the percentage of defense costs that it must bear will increase once primary insurance layer is completely exhausted, since Leslie has only limited available excess layer coverage.

A significant increase beyond our estimates in the cost to Leslie of resolving current and future claims, or a significant increase in the cost of defending current and future asbestos claims could have a material adverse effect on our financial condition, results of operations or cash flows. We, therefore, refer the reader to and incorporate by reference Part I, Item 3 captioned “Legal Proceedings” in this Annual Report on Form 10-K and to Part I, Item I captioned “Legal Proceedings” in our periodic filings on Form 10-Q which provides more specific information regarding Leslie’s asbestos litigation and insurance situation.

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

Some of our end-markets are cyclical, which may cause us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning (“HVAC”), maritime, pharmaceutical, and medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets can result in lower profit margins.

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

We, along with our customers and vendors, face the uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

The public and private capital and credit markets in the United States and around the world continue to experience significant volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets including several of the markets into which we sell our products. The breadth, depth and duration of these conditions remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions and conditions in the financial services market, which each could materially impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. Although we do not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition or results of operations.

A resurgence of terrorist activity around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts or acts of war (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, including the current conflicts in Iraq, afganistan and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are not insured for losses and interruptions caused by terrorist acts and acts of war for our aviation products.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005 and continuing in 2009, we embarked on a company wide program to implement lean manufacturing techniques. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes our anticipated profitability may suffer.

We face significant competition in our markets and, if we are not able to respond to competition in our markets, our revenues may decrease.

We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, involving a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our US dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies.

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

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary energy, aerospace, and flow technology products. We expect to spend significant time and effort in expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire will achieve revenues, profitability or cash flows that justify our investment in them and may result in an impairment charge. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In recent years, we have enhanced our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed product. Managing a geographically diverse supply base inherently poses significant logistical challenges. While we believe that we also have improved our ability to effectively manage a global supply base, a risk nevertheless exists that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The incurrence of such factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

A change in international governmental policies or restrictions could result in decreased availability and increased costs for certain components and finished products that we outsource, which could adversely affect our profitability.

Like most manufacturers of fluid control products, we attempt, where appropriate, to reduce costs by seeking lower cost sources of certain components and finished products. Many such sources are located in developing countries such as the People’s Republic of China, India and Taiwan, where a change in governmental approach toward US trade could restrict the availability to us of such sources. In addition, periods of war or other international tension could interfere with international freight operations and hinder our ability to take delivery of such components and products. A decrease in the availability of these items could hinder our ability to timely meet our customers’ orders. We attempt, when possible, to mitigate this risk by maintaining alternate sources for these components and products and by maintaining the capability to produce such items in our own manufacturing facilities. However, even when we are able to mitigate this risk, the cost of obtaining such items from alternate sources or producing them ourselves is often considerably greater, and a shift toward such higher cost production could therefore adversely affect our profitability.

The costs of complying with existing or future environmental regulations and curing any violations of these regulations could increase our expenses or reduce our profitability.

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

We, like other manufacturers and distributors of products designed to control and regulate fluids and chemicals, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any such liabilities. We generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

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

Our outstanding industrial revenue bond and our revolving credit facility agreement dated July 29, 2009 govern our indebtedness to our lenders. The debt agreements include provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

The trading price of our common stock continues to be volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and has been volatile in the past. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. The unprecedented nature of the recent credit crisis and economic recession, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

In addition, the stock market as a whole has in the past two years experienced dramatic price deterioration and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international manufacturing and sales activities expose us to changes in foreign currency exchange rates. Such fluctuations could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than US dollars, (iii) realizing lower net income, on a US dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows. Our major foreign currency exposures involve the markets in Western Europe, Canada and Asia.

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

We maintain 22 major facilities worldwide, including operations located in the United States, Canada, Western Europe and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

The Energy segment has facilities located in the United States, Canada, Italy, the United Kingdom, and the People’s Republic of China. Properties in Nerviano, Italy; Naviglio, Italy; Aberdeen, United Kingdom; and Edmonton, Alberta, Canada are leased. The Aerospace segment has facilities located in the United States, France and Morocco. Properties in Ronkonkoma, New York; Corona, California; and Dayton, Ohio are leased. The Flow Technologies segment has facilities located in the United States, Germany, the Netherlands, and the United Kingdom. Properties in Ontario, California; Fairfield, New Jersey; and Spartanburg, South Carolina are leased.

Segment	Leased	Owned	Total
Energy	2	4	6
Aerospace	5	2	7
Flow Technologies	4	5	9

Total	11	11	22

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

As of the end of fiscal 2009, Leslie was a named defendant in approximately 1,104 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 597 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie does not factor these Mississippi filings into its claims reporting and valuation analyses.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. With respect to the remaining verdict, appellate arguments have not yet been scheduled; however, we continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.5 million in accrued interest for the remaining outstanding adverse verdict.

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

During the fourth quarter of fiscal 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience was both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded an initial liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then open claims.

Based on Leslie’s discussions with HR&A regarding the impact of additional claims data on HR&A’s conclusion regarding estimating future claim liabilities, Leslie requested that HR&A update its analysis annually to determine whether such additional data warranted any change to HR&A’s analyses and conclusions regarding future estimation. As a result, during the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion, at that time, that a forecast of the number and value of any future asbestos claims was unwarranted and highly uncertain from a statistical perspective. However, when again updating its analysis at management’s request during the fourth quarter of 2009, HR&A concluded that Leslie now had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. In determining the estimated liability associated with such future filings, HR&A first determined an estimate of the number of asbestos cases to be filed against Leslie during the next five years by applying Leslie’s historical claims experience to the Nicholson KPMG model (a generally accepted epidemiological model that predicts the incurrence of asbestos related illnesses). HR&A then determined an estimate of the liability associated with resolution of such claims by applying an appropriate average cost per case resolution by disease. Leslie’s estimated future claims liability was not discounted because the timing of payments is not fixed and reasonably estimable. Asbestos related defense costs continue to be expensed as incurred and are not included in any future claim reserves.

While it is probable that additional asbestos filings will be made against Leslie beyond the five-year period covered by HR&A’s estimate, Leslie believes that any further estimate of the reasonably possible loss or range of reasonably possible loss associated with such filings beyond five years would be highly uncertain. Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including:

•	the number of claims that might be received and variability in the jurisdictions in which such claims are filed;

•	the type and severity of the disease alleged by each claimant;

•	the latency period associated with asbestos exposure;

•	dismissal rates;

•	costs of medical treatment;

•	the financial resources of other companies that are co-defendants in the claims;

•	funds available in post-bankruptcy trusts;

•	changes in the governing law and other uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; and

•	the impact of potential changes in legislative or judicial standards, including potential tort reform.

These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system. Moreover, because these factors do not move in linear fashion but rather change over multiple year periods, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. As a result of the inherent uncertainty of projecting future liability costs, Leslie does not believe the reasonably possible loss, or range of reasonably possible loss, associated with future filings beyond five years is estimable at the current time. Accordingly, no accrual has been recorded with respect to any liability associated with future filings anticipated to be made beyond such five year period.

As of December 31, 2009, Leslie has recorded asbestos liabilities for resolution of pending and future claims anticipated to be filed through the next five years of $60.3 million ($12.5 million short-term and $47.8 million long-term) compared to $19.2 million as of December 31, 2008. The $60.3 million liability as of December 31, 2009 is comprised of $39.8 million for the estimated cost of resolving those future claims filed during the next five years, $14.9 million for the estimated cost of resolving existing claims, $3.0 million related to the remaining adverse verdict on appeal, and $2.5 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $4.6 million (all short-term) as of December 31, 2009 compared to $10.8 million as of December 31, 2008. The $4.6 million receivable as of December 31, 2009 is comprised of $1.4 million for existing claims, $1.1 million related to adverse verdict and $2.1 million for incurred but unpaid legal costs.

A summary of Leslie’s accrued liabilities for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries is provided below.

	As of December 31
In Thousands	2009	2008	2007
Existing claim indemnity liability	$17,916	$16,661	$13,731
Future claim indemnity liability	39,800	—	—
Incurred defense cost liability	2,544	2,584	3,028
Insurance recoveries receivable	(4,614)	(10,765)	(11,899)

Net asbestos liability	$55,646	$8,480	$4,860

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history remains relatively recent and variable. Depending on future events, and, in particular, changes in the trend factors set forth above, the actual costs of resolving these pending and future claims could be substantially higher or lower than the current estimate. As a result of these factors, Leslie is unable to estimate a range of additional losses that may result from higher than estimated claim rates or higher than estimated indemnity costs for resolving pending and future claims. Moreover, Leslie management believes that appellate activity currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions, may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the level of indemnity that may be incurred to resolve such claims.

2009 Experience and Financial Statement Impact

During 2009, there were 687 asbestos claims filed and 551 claims resolved with respect to Leslie. For the year ended December 31, 2009, Leslie’s gross asbestos indemnity and defense costs totaled $59.0 million of which $4.9 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). The $59.0 million includes a $39.8 million non-cash charge for future claims as discussed above and compares to $18.0 million gross asbestos indemnity and defense costs paid in 2008 of which $9.7 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2009, 2008, and 2007 as well as the financial impact of the asbestos litigation on the Company for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2009	2008	2007
Beginning open claims	968	707	492
Claims filed	687	688	482
Claims resolved and dismissed	(551)	(427)	(267)

Ending open claims	1,104	968	707

Ending open mesothelioma claims	597	502	338

	For the Year Ended December 31
(In Thousands)	2009	2008	2007
Indemnity costs accrued (filed cases)	$7,861	$7,316	$13,282
Five year future indemnity cost accrued	39,800	—	—
Adverse verdict interest costs (verdict appealed)	(1,026)	504	3,766
Defense cost incurred	12,312	10,158	8,928
Insurance recoveries adjustment	2,069	—	—
Insurance recoveries accrued	(6,937)	(9,667)	(18,442)

Net pre-tax asbestos expense	$54,079	$8,311	$7,534

Insurance

Historical

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers, through 2008, paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict during this period.

Recent Developments

During the first quarter of 2009, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, reached its maximum indemnity obligation under the applicable insurance policy. As a result, Leslie is now responsible for the 8% share previously paid by Zurich.

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During the first quarter of fiscal 2010, Leslie and Continental have been discussing a proposed agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations for a lump sum settlement payment. Because the proposed settlement with Continental includes a complete buyout of Continental’s responsibilities under the subject policies, Leslie, if the proposed agreement is consummated, would then also be responsible for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of December 31, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $2.3 million. After giving effect to our accrual for the adverse verdict currently on appeal, the remaining amount of Leslie’s primary layer of insurance is approximately $1.4 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeds policy limits. Depending upon the ultimate resolution of the dispute with Continental, there could be additional recovery of some defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of an adverse verdict, the time period within which such policy limits would be reached could be less than one year.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie has not accrued an insurance receivable for such recovery as of December 31, 2009. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie may be required to bear an even greater share of indemnity and defense costs, which could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of the year covered by this Annual Report, to a vote of security holders through solicitation of proxies or otherwise.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR.” Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note (18) to the consolidated financial statements included in this Annual Report.

During the first quarter of 2010, we declared a dividend of $0.0375 per outstanding common share payable on March 26, 2010 to shareholders of record on March 12, 2010.

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

As of February 19, 2010, there were 16,994,013 shares of our common stock outstanding and we had 100 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	635,642	(1)	$23.94	715,526
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	635,642	(1)	$23.94	715,526

(1)	Represents 132,120 stock options, and 503,522 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 13, 2009, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and a peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2004 and ending December 31, 2009. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Standard & Poor’s 500 Composite Index and the peer group on December 31, 2004 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/04	12/05	12/06	12/07	12/08	12/09
CIRCOR International, Inc.	100.00%	111.45%	160.61%	203.16%	120.97%	111.47%
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	104.81	129.69	178.85	107.13	149.37

*	Peer group companies include: Crane Company, Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

Item 6.	Selected Financial Data

The following table presents certain selected financial data that has been derived from our audited consolidated financial statements and notes related thereto and should be read along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes included in this Annual Report.

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data for the same periods are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data, and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data (1):
Net revenues	$642,622	$793,816	$665,740	$591,711	$450,531
Gross profit	194,579	252,297	195,367	172,908	132,675
Operating income (loss)	3,711	(40,628)	56,767	47,510	33,005
Income (loss) before interest and taxes	3,084	(40,718)	58,024	47,376	32,861
Net income (loss)	5,870	(59,015)	37,911	29,328	20,383
Balance Sheet Data:
Total assets	$562,053	$588,023	$676,469	$605,675	$460,380
Total debt (2)	7,479	13,150	22,102	64,826	33,491
Shareholders’ equity	350,408	333,622	420,384	357,301	310,723
Total capitalization	357,887	346,772	442,486	422,127	344,214
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$46,552	$64,818	$56,916	$29,858	$45,326
Investing activities	(32,577)	(48,920)	(16,831)	(68,239)	(60,899)
Financing activities	(18,041)	(7,069)	(35,529)	34,148	(10,304)
Net interest (income) expense	1,068	(180)	3,001	5,117	2,810
Capital expenditures	11,032	14,972	11,983	9,933	15,021
Diluted earnings (loss) per common share	$0.34	$(3.51)	$2.27	$1.80	$1.27
Diluted weighted average common shares outstanding	17,111	16,817	16,730	16,291	16,019
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	The statement of operations data for the year ended December 31, 2009 and 2008 includes special charges of $0.5 million and $141.3 million, respectively of goodwill and other intangible impairment charges and $0.2 million costs related to CFO retirement agreement in 2008. The statement of operations data for the years ended December 31, 2007, 2006, and 2005 includes, respectively, $2.5 million, $0.7 million, and $1.6 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants, pension curtailment, as well as costs related to CEO/CFO retirement agreements recorded in 2007.
(2)	Includes capital leases obligations of: $0.6 million, $0.8 million, $0.6 million, $0.9 million and $1.7 million as of December 31, 2009, 2008, 2007, 2006 and 2005 respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I Item 1A, “Risk Factors” of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. provides valves and other highly engineered products and subsystems that allow customers around the world to use fluid safely and efficiently in the instrumentation, thermal fluid, aerospace and energy markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves and component products for fluid systems. Our global brands are sold to more than 9,000 customers in over 115 countries through approximately 1,100 distributors and our own sales force. We also have a broad and established manufacturing footprint and are focused on enhancing our supply chain capability.

During the fourth quarter of 2009, we realigned our business segment reporting structure including comparative historical financial data into three segments: Energy, Aerospace, and Flow Technologies. The realignment was the result of changes in our internal organization regarding the allocation of resources and the assessment of performance. The principal change was to divide the previously reported Instrumentation and Thermal Fluid Controls segment into two segments – Aerospace and Flow Technologies. Accordingly, business information for the prior periods has been restated to conform to the current presentation. The realignment did not affect our consolidated, net income, balance sheets or cash flows for any of the periods presented.

The Energy segment primarily serves the oil and gas exploration, production and distribution markets. The Aerospace segment primarily serves military and commercial aerospace, transportation and medical equipment markets. The Flow Technologies segment serves our broadest variety of end-markets, including chemical processing, marine, power generation, commercial HVAC systems, petroleum and gas processing and refining, and other general industrial markets.

The key elements of our growth strategy are to:

•	Grow organically by investing in new products, adding value to products, and increasing development of mission-critical subsystems;

•	Improve the profitability of our business;

•	Acquire complementary businesses or technologies;

•	Leverage Lean manufacturing to enhance margins as well as capture market share through better product performance and faster lead times; and

•	Enhance global supply chain capability by expanding our presence in China, India and other developing regions

Regarding our 2009 financial results, we had revenues of $642.6 million, a 19% decrease over 2008 with double digit drops in both the Flow Technologies and Energy segments and a 7% increase in the Aerospace segment. Our net income was $5.9 million and our diluted earnings were a profit of $0.34 per share.

2009 was a challenging year with macroeconomic factors impacting global credit markets, volatility in oil and gas prices, large variations in global currencies and general weakness in most of our markets. During 2009, we worked very hard across the Company to improve profitability by employing various actions including: freezing wages, reducing headcount in excess of 20% excluding acquisition additions, reducing expenses and closing facilities. At the same time we continued to invest in our key strategic initiatives including supply chain and growth initiatives in India, adding a Vice President of Corporate Development to our management team, executing on acquisitions, as well as the expansion and maturity of the CIRCOR Business System by expanding our model lines, adding talent in continuous improvement, and deploying global problem solving education and application.

Asbestos costs, which are associated with our Leslie subsidiary in the Flow Technologies segment, increased to $54.1 million for the year ended December 31, 2009 compared to $8.3 million for the year ended December 31, 2008. The majority of this increase is attributed to a non-cash charge of $39.8 million taken during the fourth quarter of 2009 as an estimate of the indemnity liability associated with resolution of future claims to be filed during the next five years.

We enter 2010 with caution. Although we have seen some growth in the energy markets during the fourth quarter of 2009 and oil and gas prices appear to have stabilized, we are not sure how long this will last. In addition, we see some weaknesses or lack of growth in most of our other end markets. Consequently we are planning our operational expenses and activities at levels similar to the fourth quarter of 2009. At the same time, we are continuing to dedicate resources to pursuing and achieving certain strategic deployment objectives which, we believe, will enable us to grow and improve profitability during and post these uncertain times. Our strategic goals include but are not limited to, enhancing our manufacturing, marketing and sales capabilities in emerging growth countries such as India, China and Brazil; investing in talent development of high-potential employees; and continuing to drive continuous improvement throughout all of our operations and processes. In addition, we are continuing our efforts to identify and pursue strategic acquisition candidates.

Regarding cash flow in 2009, we generated cash flow from operating activities of $46.6 million, or 7% of revenues, a decrease of $18.2 million compared to $64.8 million generated in 2008. The decrease from 2008 resulted primarily from lower 2009 profitability compared to 2008. We also used $32.6 million of cash for investing activities and $18.0 million in financing activities. As of December 31, 2009, we believe we remain a well-capitalized company with total debt-to-total shareholders equity of 2%.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in three segments: Energy, Aerospace and Flow Technologies.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note (2) to our consolidated financial statements. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2008 Annual Report on Form 10-K.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2009, short-term investments primarily consist of guaranteed investment certificates and in 2008 consisted of bank repurchase agreements which generally have short-term maturities and are carried at cost which approximates fair value.

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

Our net inventory balance was $145.0 million as of December 31, 2009, compared to $183.3 million as of December 31, 2008. Our inventory allowance as of December 31, 2009 was $13.7 million, compared to $12.5 million as of December 31, 2008. Our provision for inventory obsolescence was $5.9 million, $5.1 million, and $3.5 million, for 2009, 2008, and 2007, respectively.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of the December 31, 2009 and 2008 were $14.6 million and $10.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2009 and 2008, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the year ended December 31, 2009, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues. For the same period in 2008, we had one customer in our Energy segment that accounted for 11.4% of the Company’s consolidated revenues.

Acquisition Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence phase and is concluded within twelve months of the acquisition. Our methodology for determining the fair values relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations. The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applied it prospectively to business combinations that occurred after adoption. During March 2009, we acquired the stock of Bodet and its affiliate Atlas. During September 2009, we acquired the stock of Pipeline Engineering. For more detailed information, refer to Note (15), Business Acquisitions in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

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

Impairment Analysis

As required by ASC Topic 350.1-3, “Goodwill and Intangible Assets,” we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit and a discount rate based on weighted average cost of capital.

For the year-ended December 31, 2009, we had no goodwill impairments; however, we recognized intangible impairments of $0.5 million consisting of two trade names within our Energy and Aerospace segments where estimated future cash flows of these businesses could not support the carrying value of these intangible assets on our balance sheet. This compares to our year-ended

December 31, 2008 when we recorded goodwill and intangible impairments of $140.3 million and $1.0 million, respectively. The 2008 trade name impairment was recorded in our Flow Technology segment.

In late 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant adverse trends in business conditions in the fourth quarter of 2008. At that time, we identified significant deterioration in the expected future financial performance in most of our businesses within each of our operating segments compared to the expected future financial performance of these segments at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. These factors contributed to the goodwill impairment charges we recorded in 2008. In 2009, the fair value of each of our operating segments exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2009 goodwill assessment exceeded the book value by approximately 73%, 47%, and 8% for the Energy, Aerospace and Flow Technologies segments, respectively. In addition, our segment realignment did not affect our conclusion about goodwill impairment. See Note (7) of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2009 was $48.0 million compared with $32.1 million as of December 31, 2008. The amounts of our non-amortizing intangible assets were $23.1 million and $17.3 million, as of December 31, 2009 and 2008, respectively.

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies segment, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in accordance with ASC Topic 360 in the fourth quarter 2007. As part of our year-end 2008 closing process, with the assistance of an independent third-party appraisal firm, an updated impairment analysis was performed again for Leslie. As part of our year end 2009 closing process, we assessed that the fair value of Leslie’s long-lived assets was at least equal to net book value, and no impairment charge was necessary.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and experimental tax credits, domestic manufacturing deduction, state taxes, and the tax impact of non-US operations. Our effective tax rate was (90.3%), 44.9%, and 31.1%, for 2009, 2008, and 2007, respectively. The tax rate for 2009 included the tax impact of the $39.8 million non-cash asbestos charge for future claims anticipated over the next five years for which the tax benefit was $13.9 million. Excluding the non-cash asbestos charge and related tax benefit, the 2009 effective tax rate would have been 26.0%. The tax rate for 2008 included the tax impact of an adjustment for goodwill and intangible impairment of $141.3 million for which the tax basis was $32.8 million. Excluding the goodwill and impairment charge, the 2008 effective tax rate would have been 30.3%.

For 2010, we expect an effective income tax rate of 28.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2009, deferred income tax liabilities increased primarily due to acquisition accounting relating to non-goodwill intangibles and fixed assets, partially offset by the reversal of prior depreciation differences and amortization of non-goodwill intangibles. Deferred income tax assets increased primarily due to the non-cash asbestos charge. Regarding deferred income tax assets, we maintained a total valuation allowance of $10.3 million at December 31, 2009, due to uncertainties related to our ability to utilize these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. As of December 31, 2009 and December 31, 2008, accrued interest and penalties were $0.2 million and $0.3 million respectively.

As of December 31, 2009, the liability for uncertain income tax positions was $2.0 million excluding interest of $0.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation. As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and instead receive enhanced benefits associated with our defined contribution 401(k) plan in which substantially all of our US employees are eligible to participate.

Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during 2009 we facilitated a mandatory cash-out to all active and terminated employees of the supplemental plan who were not currently receiving benefit payments. This pension settlement resulted in $0.5 million of pre-tax expense during the year ended December 31, 2009.

As required in the recognition and disclosure provisions of ASC Topic 715, the Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date. We adopted the measurement provisions of ASC Topic 715 beginning January 1, 2007. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no common shares of CIRCOR in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.0 % for 2009 and 2008. For the qualified plan, the discount rate used to estimate the net pension expense for both 2009 and 2008 was 6.25%. For the nonqualified plan, the discount rate used to estimate the net pension expenses for both 2009 and 2008 was 6.25%. Since there was no change in the assumed rate used for 2009 versus 2008, there was no impact on our projected benefit obligation or 2009 pension expense.

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized over approximately a twenty-nine year period for the qualified plan, and a twenty-two year period for the nonqualified plan, which represents the weighted average expected remaining life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

The fair value of our defined benefit plans’ assets at December 31, 2009 was less than the estimated projected benefit obligations. The fair value of plan assets increased $4.5 million to $25.0 million as of December 31, 2009 compared to $20.5 million as of December 31, 2008. The Company’s net pension liability decreased $1.7 million to $11.6 million as of December 31, 2009 compared to $13.3 million as of December 31, 2008. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

During 2009, we made $1.3 million in cash contributions to our qualified defined benefit pension plan and $0.9 million of cash payments for our non-qualified supplemental plan. In 2010, we expect to make voluntary cash contributions of approximately $2.3 million to our qualified plan and $0.4 million in payments for our non-qualified plan, although global capital market and interest rate fluctuations will impact future funding requirements.

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

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2009 and December 31, 2008:

	Year Ended
	December 31, 2009		December 31, 2008		% Change
	(Dollars in thousands)
Net revenues	$642,622	100.0%	$793,816	100.0%	(19.0)%
Cost of revenues	448,043	69.7	541,519	68.2	(17.3)

Gross profit	194,579	30.3	252,297	31.8	(22.9)
Selling, general and administrative expenses	137,982	21.5	143,157	18.0	(3.6)
Asbestos charges, net	54,079	8.4	8,311	1.0	550.7
Special charges (recoveries)	(1,193)	(0.2)	141,457	17.8	(100.8)

Operating income (loss)	3,711	0.6	(40,628)	(5.1)	(109.1)
Other (income) expense:
Interest (income) expense, net	(467)	(0.1)	(180)	(0.0)	159.4
Other (income) expense, net	1,094	0.2	270	0.0	305.2

Total other expense	627	0.1	90	0.0	596.7

Income (loss) before income taxes	3,084	0.5	(40,718)	(5.1)	(107.6)
Provision (benefit) for income taxes	(2,786)	(0.4)	18,297	2.3	(115.2)

Net income (loss)	$5,870	0.9	$(59,015)	(7.4)	(109.9)

Net Revenue

Net revenues for the year ended December 31, 2009 decreased by $151.2 million, or 19.0%, to $642.6 million, from $793.8 million for the year ended December 31, 2008. The decrease in net revenues for the year ended December 31, 2009 was attributable to the following:

	Year Ended
Segment	December 31, 2009	December 31, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$293,419	$415,702	$(122,283)	$6,300	$(115,467)	$(13,116)
Aerospace	113,327	105,880	7,447	14,445	(5,074)	(1,924)
Flow Technologies	235,876	272,234	(36,358)	—	(26,334)	(10,024)

Total	$642,622	$793,816	$(151,194)	$20,745	$(146,875)	$(25,064)

The Energy segment accounted for 46% of net revenues for the year ended December 31, 2009 compared to 52% for the year ended December 31, 2008. The Aerospace segment accounted for 18% of net revenues for the year ended December 31, 2009 compared to 13% for the year ended December 31, 2008. The Flow Technologies segment accounted for 37% of net revenues for the year ended December 31, 2009 compared to 34% for the year ended December 31, 2008.

Energy revenues decreased by $122.3 million, or 29%, for the year ended December 31, 2009 compared to the same period in 2008. The decrease was the result of organic declines of $115.5 million and unfavorable $13.1 million from foreign currency fluctuations primarily due to a lower Euro compared to the US dollar partially offset by additional revenues of $6.3 million due to the fourth quarter acquisition of Pipeline Engineering. The organic declines were primarily due to an approximately 50% decline in North American oil and gas drilling and production activities as well as lower revenues from large international and US pipeline equipment projects. Orders for this segment declined $81.8 million to $252.0 million for the year ended December 31, 2009 compared to $333.8 million for the year ended December 31, 2008 primarily due to the continued weakness in North American drilling and production activities resulting from lower oil and natural gas pricing and demand, partially offset by increased orders in large international projects with significant lead times and the addition of Pipeline Engineering for one quarter. Backlog has declined by $39.6 million to $133.3 million as of December 31, 2009 compared to $172.9 million for the same period in 2008. While some de-stocking of inventory continues at our distributors, we are cautiously optimistic for the beginning of 2010 based on increased rig counts in North America during the fourth quarter of 2009 and increased backlog over the third quarter although pricing pressure is expected to continue.

Aerospace revenues increased by $7.4 million, or 7% for the year ended December 31, 2009 compared to the same period in 2008. The increase was driven primarily by the March 2009 acquisitions of Bodet and Atlas as well as the full year input of the May 2008 acquisition of Motor Tech partially offset by organic declines driven by softening markets for commercial aerospace, military and defense in addition to unfavorable currency fluctuations. Orders for this segment declined $9.3 million to $114.8 million for the year ended December 31, 2009 compared to $124.1 million for the year ended December 31, 2008 due mainly to the timing military landing gear orders and the lower commercial aerospace orders driven by lower build rates for business jets and reduced commercial spares driven by airline capacity reductions. Order backlog grew 13% to $115.3 million as of December 31, 2009 compared to December 31, 2008 driven primarily by our recent acquisitions. At this point, we currently anticipate that most of the aerospace markets will remain flat to slightly down during 2010.

Flow Technologies revenues decreased by $36.4 million, or 13%, for the year ended December 31, 2009 compared to the same period in 2008. This segment’s revenues were negatively impacted by organic declines of $26.3 million and unfavorable foreign exchange rates compared to the U.S. dollar of $10.0 million. The organic decline was broad based, affecting most areas, with the exception of growth in the semi-conductor and maritime markets. This segment’s customer orders decreased 16% for the year ended December 31, 2009 compared to the same period last year with weakness in most markets except semi-conductor. Order backlog grew slightly to $68.0 million as of December 31, 2009 compared to $67.8 million as of December 31, 2008 driven primarily by a large U.S. naval order booked during the fourth quarter of 2009 which is not expected to ship until 2011. Our 2010 outlook is cautious for most of our Flow Technology markets except U.S. naval where we have a strong opening backlog.

Gross Profit

Consolidated gross profit decreased $57.7 million or 23% to $194.6 million for the year ended December 31, 2009 compared to $252.3 million for the same period in 2008. Consolidated gross margin of 30.3% for 2009 was a decrease of 150 basis points from 2008.

Gross profit for the Energy segment decreased $53.5 million or 41% for the year ended December 31, 2009 compared to the same period in 2008. The gross profit decrease was due primarily to the organic revenue declines in both the North American short cycle business and in large international projects. In addition gross profit declined $4.1 million due to lower foreign exchange rates compared to the U.S. dollar partially offset by a $2.4 million increase resulting from the October 2009 acquisition of Pipeline Engineering. Due to the dramatic North American short cycle organic revenue declines and declines in large international projects, we have significantly reduced production to react to the lower demand and to reduce inventory levels. This loss in operating leverage across many of our businesses, together with unfavorable pricing primarily in large international projects and North American Pipeline business due to intensified competition and re-quoting activity, were the major drivers in the 530 basis point decline in gross margin to 25.9% for the year ended December 31, 2009 compared to 31.2% for the same period in 2008.

Gross Profit for the Aerospace segment increased $2.0 million for the year ended December 31, 2009 compared to the same period in 2008. This gross profit increase was due primarily to the March 2009 acquisitions of Bodet and Atlas which contributed $3.9 million, and was offset in part by a reduction from organic declines of $1.4 million and a decline from foreign currency impacts of $0.6 million. The largest components of the 60 basis point decline in gross margins in 2009 compared to 2008 were due to the lost volume and associated operating leverage, and the margin dilution due to our Bodet acquisition which has margins lower than the segment average, partially offset by savings from material prices and productivity projects.

Gross profit for the Flow Technologies segment decreased $6.2 million for the year ended December 31, 2009 compared to the same period in 2008. Unfavorable currency fluctuations compared to the U.S. dollar reduced gross profit by $3.5 million whereas lower organic revenues reduced gross profit by $2.7 million. Despite the reduction in gross profit, gross margins expanded 210 basis points driven primarily by favorable product mix, savings associated with quality of earnings initiatives, material savings and favorable pricing. These positives were partially offset by lower volume and associated operating leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.2 million, or 4%, to $138.0 million for the year ended December 31, 2009 compared to $143.2 million for 2008. Selling, general and administrative expenses were 21.5% of revenues for 2009, an increase of 350 basis points from 2008.

Selling, general and administrative expenses for the Energy segment decreased 9% or $3.9 million. The majority of this decrease was due to the organic declines resulting in lower sales commissions, reduced other selling and general administrative costs, and a reduction of $0.7 million due to lower foreign exchange rates, primarily for the Euro compared to the U.S. dollar. These declines were partially offset by $2.7 million incremental costs associated with the Pipeline Engineering acquisition as well as expenses associated with severance as year over year we reduced the number of employees in this segment in excess of 30% excluding acquisitions and expenses to expand global sales. We also had facility relocation expenses during the year as we exited two leased facilities. We do not anticipate significant additional costs associated with the exit of these two facilities.

Selling, general and administrative expenses for the Aerospace segment increased 9% or $1.9 million. The majority of this increase can be attributed to an incremental $3.3 million resulting from the recent acquisitions of Bodet, Atlas, and Motor Tech partially offset by organic declines due to reduced selling and general administrative costs, and a reduction of $0.3 million due to unfavorable foreign exchange rates compared to the U.S. dollar.

Selling, general and administrative expenses for the Flow Technologies segment decreased by $3.1 million or 6.0% over 2008, which was due primarily to favorable currency fluctuations of $2.2 million and lower commissions and selling costs. These reductions were partially offset by expenses associated with severance as year over year we reduced the number of employees in this segment by approximately 14% and expenses associated with facility closures. We do not anticipate significant additional costs associated this facility closure.

Corporate, general and administrative expenses decreased $0.1 million to $20.5 million in 2009 compared to the year ended December 31, 2008. The decrease was primarily due to lower short-term incentive and share based compensation partially offset by increased pension expense and investments in supply chain and growth initiatives in India.

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos related costs increased to $54.1 million for the fiscal year ended December 31, 2009 compared to $8.3 million for the year ended December 31, 2008. The majority of this increase is attributed to a non-cash charge of $39.8 million taken during the fourth quarter of 2009 as an estimate of the indemnity costs associated with claims to be filed during the next five years. The remainder of the increase is comprised of lower insurance recoveries primarily due to the exhaustion of certain insurance policies and due to higher gross defense expenses partially offset by the reversal of an adverse verdict accrued in 2007 of $1.3 million. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

Special Charges

During the twelve months ended December 31, 2009, we recorded special charges (recoveries) of ($1.2) million, which included a receipt of ($1.1) million we received in 2009 relating to a 2007 asset sale within our Energy segment, a ($0.5) million gain associated with a recent acquisition for fair value of the acquired assets exceeding the consideration transferred, offset by $0.5 million related to intangible impairment related to two trade names of minor product lines within our Aerospace and Energy segments. This compares to $141.5 million in special charges recorded during 2008 which consisted of $141.3 million of goodwill and intangible impairments and $0.2 million related to costs associated with the retirement agreement of the Company’s former CFO.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2009 compared to the year ended December 31, 2008 was as follows:

	Year Ended
Segment	December 31, 2009	December 31, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$35,224	$83,819	$(48,595)	$(299)	$(44,973)	$(3,323)
Aerospace	17,217	(17,589)	34,806	695	34,379	(268)
Flow Technologies	(28,210)	(86,139)	57,929	—	59,231	(1,302)
Corporate	(20,520)	(20,719)	199	—	187	12

Total	$3,711	$(40,628)	$44,339	$396	$48,824	$(4,881)

Operating income increased $44.3 million or 109% to a net profit of $3.7 million for the year ended December 31, 2009 compared to the same period in 2008. Operating income in 2009 includes the non-cash charge of $39.8 million related to the Company’s estimated five-year asbestos indemnity costs whereas the operating loss in 2008 included special charges of $141.5 million, comprised primarily of non-cash related goodwill and intangible asset impairments.

Operating income for the Energy segment decreased $48.6 million, or 58% to a net profit of $35.2 million for the year ended December 31, 2009 compared to the same period in 2008. Operating margins declined 820 basis points to 12.0% on a revenue decrease of 29%, compared to 2008. The decrease in operating income was due primarily to organic revenue declines across the segment, the associated lost operating leverage, unfavorable pricing in large international projects and costs to reduce our workforce plus facility relocation expenses. This was partially offset by lower commissions, reduced expenses and increased productivity.

Operating income for the Aerospace segment increased $34.8 million, or 198%, to a net profit of $17.2 million for the year ended December 31, 2009 compared to a net loss of $17.6 million for the same period in 2008. The increased operating income is primarily due to $34.2 million fewer special charges associated with goodwill and intangible impairments during 2009 compared to 2008. Excluding the impairment impact operating income was basically flat year on year as the benefit of acquisitions of $0.7 million plus global material and productivity gains were offset primarily by lower volume and associated operating leverage.

Operating loss for the Flow Technologies segment decreased $57.9 million, or 67% to a net loss of $28.2 million for the year ended December 31, 2009 compared to a net loss of $86.1 million for the same period in 2008. This operating improvement is due primarily to lower goodwill and intangible impairments of $106.8 million offset by higher asbestos-related costs related to the non-cash charge of $39.8 million estimate of the future indemnity claims to be filed during the next five years. The decline in operating income after the impact of goodwill and intangible impairment and asbestos-related costs was primarily the result of lower volume and associated operating leverage, costs to reduce our workforce and exit facilities partially offset by favorable pricing and savings associated with quality of earnings initiatives.

Interest (Income) Expense, Net

Interest expense, net, increased $1.2 million to $1.1 million for 2009 compared to ($0.2) million income in 2008. The increase in interest expense, net was primarily due to lower interest on our invested cash and increased borrowing costs on our new revolving credit facility.

Other (Income) Expense, Net

Other (income) expense, net was $0.4 million income for the year ended December 31, 2009 compared to $0.3 million expense in the same period of 2008. The difference of $0.7 million was largely the result of foreign currency fluctuations.

Provision for Income Taxes

The effective tax rate was (90.3%) for the year ended December 31, 2009 compared to 44.9% for the same period of 2008. The tax rate for 2009 includes the tax impact of the non-cash asbestos charge of $39.8 million for future claims anticipated over the next five years for which a long-term tax benefit of $13.9 million was recorded. Excluding this non-cash charge, the 2009 effective tax rate would have been 26.0%. The tax rate for 2008 included the tax impact of goodwill and intangible impairment charges of $141.3 million for which the tax basis was $32.8 million for which a $12.2 million tax benefit was recorded. Excluding the goodwill and intangible impairment charge, the 2008 effective tax rate would have been 30.3%. The 2009 tax rate excluding the non-cash charge decreased from the 2008 tax rate excluding the impairment primarily due to higher income in lower tax jurisdictions.

Net Income (Loss)

Net income increased $64.9 million to $5.9 million for the year ended December 31, 2009 compared to a net loss of ($59.0) million for the same period in 2008. The increase was a result of a $142.7 million reduction in pre-tax special charges during 2009 compared to 2008 which were comprised primarily of non-cash related goodwill and intangible impairment charges. This increase is partially offset by decreased profitability of both the Energy and Flow Technologies segments. The Energy segment reduction was primarily due to the large revenue decline while the Flow Technologies segment reduction is mostly attributed to increased asbestos costs associated with the non-cash charge taken during the fourth quarter of 2009 related to future indemnity costs associated with claims anticipated to be filed over the next five years.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2008 and December 31, 2007:

	Year Ended
	December 31, 2008		December 31, 2007		% Change
	(Dollars in thousands)
Net revenues	$793,816	100.0%	$665,740	100.0%	19.2%
Cost of revenues	541,519	68.2	470,373	70.7	15.1

Gross profit	252,297	31.8	195,367	29.3	29.1
Selling, general and administrative expenses	143,157	18.0	128,552	19.3	11.4
Asbestos charges, net	8,311	1.0	7,534	1.1	10.3
Special charges	141,457	17.8	2,514	0.4	5,526.8

Operating income (loss)	(40,628)	(5.1)	56,767	8.5	(171.6)
Other (income) expense:
Interest (income) expense, net	(180)	(0.0)	3,001	0.5	(106.0)
Other (income) expense, net	270	0.0	(1,257)	(0.2)	(121.5)

Total other expense	90	0.0	1,744	0.3	(94.8)

Income (loss) before income taxes	(40,718)	(5.1)	55,023	8.3	(174.0)
Provision for income taxes	18,297	2.3	17,112	2.6	6.9

Net income (loss)	$(59,015)	(7.4)	$37,911	5.7	(255.7)

Net Revenue

Net revenues for the year ended December 31, 2008 increased by $128.1 million, or 19.2%, to $793.8 million, from $665.7 million for the year ended December 31, 2007. The increase in net revenues for the year ended December 31, 2008 was attributable to the following:

	Year Ended
Segment	December 31, 2008	December 31, 2007	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$415,702	$322,144	$93,558	$—	$75,521	$18,037
Aerospace	105,880	90,193	15,688	2,933	11,314	1,441
Flow Technologies	272,234	253,403	18,830	—	19,546	(716)

Total	$793,816	$665,740	$128,076	$2,933	$106,381	$18,762

The Energy segment accounted for 52% of net revenues for the year ended December 31, 2008 compared to 48% for the year ended December 31, 2007. The Aerospace segment accounted for 13% of net revenues for the year ended December 31, 2008 compared to 14% for the year ended December 31, 2007. The Flow Technologies segment accounted for 34% of net revenues for the year ended December 31, 2008 compared to 38% of net revenues for the same period in 2007.

The Energy segment revenues increased by $93.6 million, or 29%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in revenues was the net result of an incremental $75.5 million from organic increases in revenues which included $52.1 million for large international projects and fabricated systems in North America and the balance from standard products sold through distribution. We believe the total organic revenue increase resulted from an escalation in worldwide demand for oil and natural gas that has motivated producers to increase their drilling, production, and distribution facilities. This segment’s revenues also included an $18.0 million increase over 2007 due to higher foreign exchange rates compared to the U.S. dollar. Orders for this segment declined $71.0 million to $333.8 million for the year ended December 31, 2008 compared to $404.8 million for the year ended December 31, 2007 primarily due to lower international project bookings. Backlog has declined by $81.9 million to $172.9 million as of December 31, 2008 compared to the same period in 2007.

The Aerospace segment revenues increased by $15.7 million, or 17%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in revenues was the net result of several factors. This segment’s customer orders increased 19% in 2008 compared to 2007. Businesses in this segment benefited from higher volumes and selling prices. In addition, revenue increased an incremental $2.9 million as a result of the May 2008 acquisition of Motor Tech which complemented this segment’s sales to aerospace, defense, medical and transportation end markets. This segment’s year to date revenues also included a $1.4 million increase due to higher foreign exchange rates compared to the U.S. dollar. This segment’s order backlog ended 2008 $20.9 million higher than the fourth quarter of 2007 with strength in multi-year military aerospace orders.

The Flow Technologies segment revenues increased by $18.8 million, or 7%, for the year ended December 31, 2008 compared to the same period in 2007. The revenue increase was primarily due to higher volumes and selling prices partially offset by unfavorable currency fluctuations compared to the U.S. dollar. Customer orders increased $21.9 million in 2008 compared to 2007 with particular strength in naval maritime and sampling markets; however, we have seen some recent declines in HVAC, semiconductor and other general industry markets. Backlog increased $12.1 million as of December 31, 2008 compared to the same period in 2007.

Gross Profit

Consolidated gross profit increased $56.9 million or 29% to $252.3 million for the year ended December 31, 2008 compared to $195.4 million for the same period in 2007. Consolidated gross margin of 31.8% for 2008 was an increase of 250 basis points from 2007.

Gross profit for the Energy segment increased $40.2 million or 45% for the year ended December 31, 2008 compared to the same period in 2007. The gross profit increase was comprised of $4.9 million due to higher foreign exchange rates compared to the U.S. dollar and $35.3 million due to other activities primarily driven by higher unit volumes, favorable mix and pricing of large international projects, and improved productivity. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from the People’s Republic of China with the continued appreciation of the RMB as compared to the U.S. dollar affecting our energy products sold through distribution.

Gross profit for the Aerospace segment increased $8.3 million for the year ended December 31, 2008 compared to the same period in 2007. Gross profit increased on higher unit volume increases related to market growth as well as customer price increases, favorable currency rates, improved productivity and the Motor Tech acquisition; however, these increases were partially offset by higher costs including wages and materials.

Gross profit for the Flow Technologies segment increased $8.5 million for the year ended December 31, 2008 compared to the same period in 2007. Gross profit increased on higher unit volume increases related to market growth and price increases and product mix however, these increases were partially offset by higher costs including continuing higher raw material costs, especially brass, stainless steel and other nickel-based alloys. We continue to look at outsourcing and foreign-sourcing to lower our cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.6 million, or 11%, to $143.2 million for the year ended December 31, 2008 compared to $128.6 million for 2007. Selling, general and administrative expenses were 18.0% of revenues for 2008, a decrease of 130 basis points from 2007.

Selling, general and administrative expenses for the Energy segment increased 15% or $6.0 million in 2008 compared with 2007. This segment incurred higher commissions and selling expenses to support its 29% revenue growth and its backlog of $172 million as of December 31, 2008. In addition, approximately 23% of the increase is due to higher foreign exchange rates compared to the U.S. dollar.

Selling, general and administrative expenses for the Aerospace segment increased by 15%, or $2.8 million in 2008 compared with 2007 due to higher commissions and selling expenses associated with revenue growth, and the incremental impact from our 2008 acquisition of Motor Tech.

Selling, general and administrative expenses for the Flow Technologies segment increased by $3.1 million over 2007, which was due to higher commissions and selling costs associated with revenue growth and inflation partially offset by favorable currency impacts.

Corporate, general and administrative expenses increased $2.7 million to $20.6 million in 2008 compared to the year ended December 31, 2007. The increase was primarily from higher compensation costs and claims expense.

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos related costs increased to $8.3 million for the fiscal year ended December 31, 2008 compared to $7.5 million for the year ended December 31, 2007. This increase was the result of lower insurance recoveries and higher gross defense expenses offset by lower indemnity and adverse verdict costs.

Special Charges

During the twelve months ended December 31, 2008 we recorded special charges of $141.5 million. In connection with our annual goodwill and intangible asset impairment analysis, we recorded goodwill and intangible impairments of $141.3 million. The additional charge of $0.2 million related to costs associated with the Company’s former CFO retirement agreement. For the year ended December 31, 2007, special charges of $2.5 million were recorded, including $2.4 million related to costs associated with the Company’s CEO and CFO retirement agreements, specifically the accelerated vesting of certain equity awards, $1.2 million pertaining to severance and facility costs primarily from closing a facility located in Connecticut within the Flow Technologies segment, and a $1.2 million net gain related to the sale of facilities classified as held for sale within the Energy segment.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2008 compared to the year ended December 31, 2007 was as follows:

	Year Ended
Segment	December 31, 2008	December 31, 2007	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$83,819	$50,691	$33,128	$—	29,587	3,541
Aerospace	(17,589)	11,337	(28,926)	(1,035)	$(28,193)	$302
Flow Technologies	(86,139)	14,950	(101,089)	—	$(109,302)	$8,213
Corporate	(20,719)	(20,211)	(508)	—	(508)	—

Total	$(40,628)	$56,767	$(97,395)	$(1,035)	$(108,416)	$12,056

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

Operating income for the Energy segment increased $33.1 million, or 65%, for the year ended December 31, 2008 compared to the same period in 2007. Operating margins increased 440 basis points to 20.2% on a revenue increase of 29%, compared to 2007. This segment’s increased operating income benefited from higher unit volume, a favorable mix of large international oil and gas projects, higher foreign exchange rates compared to the U.S. dollar, and further operational improvements. This increase was partially offset by higher material costs and unfavorable currency impact from sourcing materials from the People’s Republic of China with the continued appreciation of the RMB as compared to the U.S. dollar affecting our energy products sold through distribution.

Operating income for the Aerospace segment decreased $28.9 million, or 255%, to a net loss of $17.6 million for the year ended December 31, 2008 compared to a net profit of $11.3 million in 2007 due to goodwill and intangible asset impairments of $34.5 million. Operating margins declined 2,920 basis points to (16.6%) for the year ended 2008 compared to 12.6% for 2007. Excluding special charges consisting entirely of goodwill and intangible impairment, operating income for this segment increased $5.4 million, or 46%, to $16.9 million. Excluding special charges, operating margins for this segment increased 320 basis points to 15.9% of net revenues compared to 2007. Higher unit volume, price increases, and exchange rates helped improve operating margins. In addition, the Motor Tech acquisition added $0.5 million in operating income compared to 2007.

Operating income for the Flow Technologies segment decreased $101.1 million, or 676%, to a net loss of $86.1 million for the year ended December 31, 2008 compared to a net profit of $15.0 million due to goodwill and intangible asset impairments of $106.8 million. Operating margins for this segment declined 3,750 basis points to (31.6%) for the year ended 2008 compared to 5.9% for 2007. Excluding special charges consisting mainly of goodwill and intangible impairment, operating income for this segment increased $4.5 million, or 28%, to $20.7 million compared to $16.2 million for the year ended December 31, 2007. Excluding special charges, operating margins for this segment increased 120 basis points to 7.6% on a revenue increase of 7% for 2008 compared to 2007. Favorable volume, price, product mix and currency fluctuations helped offset higher asbestos litigation related costs and higher raw material costs.

Interest (Income) Expense, Net

Interest (income) expense, net, decreased $3.2 million to ($0.2) million for 2008 compared to $3.0 million for 2007. The decrease in interest expense, net was due to lower debt borrowings during 2008 against our revolving credit facility and higher interest income primarily from cash deposits and investments.

Other (Income) Expense, Net

Other (income) expense, net was $0.3 million expense for the year ended December 31, 2008 compared to ($1.3) million income in the same period of 2007. The difference in the amounts of other income was largely due to the 2007 gain on the sale of an investment in a small European business within our Flow Technologies segment for $1.6 million.

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

Net Income (Loss)

Net income decreased $96.9 million or 256%, to a net loss of $59.0 million for the year ended December 31, 2008 due to an increase in special charges comprised primarily of non-cash related goodwill and intangible impairment charges. These 2008 special charges resulted in a $129.2 million reduction in net income for the year ended December 31, 2008. This 2008 loss was partially offset by increased profitability of the Energy, Aerospace, and Flow Technologies segments, lower corporate special charges, favorable exchange rates compared to the U.S. dollar, as well as lower interest expense compared to 2007.

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

The following table summarizes our cash flow activities for the periods indicated (In thousands):

	2009	2008	2007
Cash flow provided by (used in):
Operating activities	$46,552	$64,818	$56,916
Investing activities	(32,577)	(48,920)	(16,831)
Financing activities	(18,041)	(7,069)	(35,529)
Effect of exchange rates on cash balances	2,943	3,982	1,454

Increase (Decrease) in cash and cash equivalents	$(1,123)	$12,811	$6,010

During the year ended December 31, 2009, we generated $46.6 million in cash flow from operating activities which was $18.3 million less than the cash flow generated during the twelve months ended December 31, 2008, primarily due to lower 2009 profitability due to softer market conditions. The $32.6 million used by investing activities included business acquisitions of $37.5 million and $11.0 million used for the net purchase of capital equipment, partially offset by a net $15.5 million of proceeds from the sale of investments. Financing activities used $18.0 million which included: a net $13.3 million of debt payments; $2.6 million in dividends paid to shareholders; $1.9 million of debt issuance costs; and $0.3 million of net proceeds from the exercise of share-based compensation and related income tax effects.

As of December 31, 2009, total debt was $7.5 million compared to $13.2 million for the year ended 2008. Total debt as a percentage of total shareholders equity was 2% as of December 31, 2009 compared to 4% as of December 31, 2008.

In July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of December 31, 2009, we had no borrowings outstanding under our new credit facility and $50.5 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. As of December 31, 2009, we were in compliance with all covenants related to our existing debt obligations.

The ratio of current assets to current liabilities was 2.52:1 at December 31, 2009 compared to 2.05:1 at December 31, 2008. Cash and cash equivalents were $46.3 million as of December 31, 2009 compared to $47.5 million as of December 31, 2008.

In 2010, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends approximating $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and / or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2009 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 years
Contractual Cash Obligations:
Current portion of long-term debt	$5,914	$5,914	$—	$—	$—

Total short-term borrowings	5,914	5,914	—	—	—
Long-term debt, less current portion	1,565	—	1,139	422	4
Interest payments on debt	404	218	160	26	—
Operating leases	26,005	5,888	8,187	6,102	5,828

Total contractual cash obligations	$33,887	$12,020	$9,485	$6,550	$5,832

Other Commercial Commitments:
U.S. standby letters of credit	$7,264	$7,028	$236	$—	$—
International standby letters of credit	43,260	16,581	17,658	8,910	111
Commercial contract commitments	79,369	76,582	2,650	137	—

Total commercial commitments	$129,893	$100,191	$20,544	$9,047	$111

The most significant of our contractual cash obligations at December 31, 2009 related to our industrial revenue bond of $4.8 million which is expected to be repaid in March 2010. The interest on the bond, as well as interest on certain of our other debt balances, with scheduled repayment dates between 2010 and 2015 and interest rates ranging between 0.5% and 7.21%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule.

The most significant of our commercial contract commitments include approximately $75.7 million of commitments related to open purchase orders, $0.4 million of which extends to 2011. The remaining $3.6 million in commitments primarily relates to loan commitment fees. As of December 31, 2009, we did not have any open purchase order commitments that extend beyond 2013.

In 2009, we contributed $1.3 million to our qualified defined benefit pension plan in addition to $0.9 million in payments to our non-qualified supplemental plan. We did not contribute to our qualified pension plan during the fiscal year ended December 31, 2008. In 2010, we expect to make plan contributions totaling $2.7 million, consisting of $2.3 million in contributions to our qualified plan and payments of $0.4 million for our non-qualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

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

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this standard as of June 28, 2009 and it had no material effect on our results of operations or financial condition. We have evaluated all subsequent events through February 25, 2010.

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

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS 141R). The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applied it prospectively to business combinations that occurred after adoption. During March 2009, we acquired the stock of Bodet Aero (“Bodet”) and its affiliate Atlas Productions (“Atlas”). For more detailed information, refer to Note (15), Business Acquisitions, in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of December 31, 2009, we had thirty-four forward contracts with a contract value of $29.7 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	9	3,147	U.S. Dollars
Euro/U.S. Dollar	12	3,489	Euros
U.S. Dollar/Euro	13	21,600	U.S. Dollars

This compares to two forward contracts as of December 31, 2008 with a contract amount of $2.5 million. The fair value asset of the derivative forward contracts as of December 31, 2009 was approximately $0.4 million and is included in prepaid expenses and other current assets on our balance sheet. The fair value of the derivative forward contracts as of December 31, 2008 was approximately zero.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Item 8.	Financial Statements and Supplementary Data

CIRCOR INTERNATIONAL, INC

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed more fully in the Company’s definitive Proxy Statement and Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and March 2, 2007, respectively, KPMG LLP was dismissed on February 26, 2007 and Grant Thornton LLP was appointed as the Company’s independent registered public accounting firm by our audit committee. There were no disagreements with accountants on accounting or financial disclosure during the fiscal years ended December 31, 2009, 2008 or 2007.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	78

All schedules for which provision is made in the applicable accounting regulations of the Security and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3) Exhibits

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Form 10-12B, File No. 000-26961 (“Form 10”), filed with the Securities and Exchange Commission on October 6, 1999

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

9	Voting Trust Agreements:

9.1	Amended and Restated George B. Horne Voting Trust Agreement-1997, dated as of September 14, 1999, is incorporated herein by reference to Exhibit 9.1 to Amendment No. 1 to the Form 10

10	Material Contracts:

10.1§	CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 4.4 to CIRCOR International, Inc.’s Form S-8, File No. 333-125237, filed with the Securities and Exchange Commission on May 25, 2005

10.2§	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10

10.3§	Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated Vesting Schedule), is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10

10.4§	Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule), is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10

10.5§	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10

10.6§	CIRCOR International, Inc. Management Stock Purchase Plan, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10

10.7§	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan, is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10

Exhibit No.	Description and Location

10.8	Letter of Credit, Reimbursement and Guaranty Agreement, dated as of March 1, 2004, among Leslie Controls, Inc., as Borrower, CIRCOR International, Inc., as Guarantor, and SunTrust Bank, as Letter of Credit Provider thereto, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2004

10.9	Loan Agreement between Hillsborough County Industrial Development Authority and Leslie Controls, Inc., dated July 1, 1994, is incorporated herein by reference to Exhibit 10.15 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and Exchange Commission on September 26, 1994

10.10	Trust Indenture from Hillsborough County Industrial Development Authority to The First National Bank of Boston, as Trustee, dated July 1, 1994, is incorporated herein by reference to Exhibit 10.17 of the Watts Industries, Inc. Annual Report on Form 10-K, File No. 000-14787, filed with the Securities and Exchange Commission on September 26, 1994

10.11§	Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.12	Sharing Agreement, dated December 31, 1999, regarding the rights of debt holders relative to one another in the event of insolvency, is incorporated herein by reference to Exhibit 10.21 to CIRCOR International, Inc.’s Form 10-Q/A, File No. 001-14962, filed with the Securities and Exchange Commission on August 14, 2000

10.13§	Amended and Restated Executive Change of Control Agreement between CIRCOR, Inc. and Andrew William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.16 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.14§	Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005

10.15§	Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.16§	Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.28 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 13, 2001.

10.17§	Executive Change of Control Agreement between Leslie Controls, Inc. and John W. Cope, dated August 5, 2005, is incorporated herein by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on August 9, 2005

10.18§	Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated May 4, 2005, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 5, 2005

10.19§	First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.20§	First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.21§	Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated June 15, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on June 19, 2006

10.22§	Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006

10.23§	Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated December 18, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 19, 2006

Exhibit No.	Description and Location

10.24§	First Amendment to CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 7, 2005

10.25§	Form of Restricted Stock Unit Agreement for Employees and Directors, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.26§	Restricted Stock Unit Agreement between CIRCOR International, Inc. and A. William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.17 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.27§	Severance Agreement, dated March 24, 2008, by and between CIRCOR, Inc. and A. William Higgins, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008

10.28§	Letter Agreement, dated December 30, 2008, between CIRCOR International, Inc. and Christopher R. Celtruda, is incorporated herein by reference to Exhibit 10.33 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.29§	Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated February 11, 2008, is incorporated herein by reference to Exhibit 10.34 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.30§	Amendment to Amended and Restated Change of Control Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.35 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.31§	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.36 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.32§	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.37 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.33§	Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.38 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.34§	Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.39 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.35§	Amendment to Executive Change of Control Agreement between Leslie Controls, Inc. and John W. Cope, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.40 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.36§	Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.37§	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.42 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.38§	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.43 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.39§	Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.44 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

Exhibit No.	Description and Location

10.40§	Amendment to Severance Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.45 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.41	Credit Agreement, dated July 29, 2009, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and Keybank National Association, as joint-lead arranger, co-bookrunner and administrative agent, swing line lender and a letter of credit issuer, is incorporated herein by reference to Exhibit 10.13 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on July 30, 2009

10.42§	Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.43§	Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.44§	Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

21*	Schedule of Subsidiaries of CIRCOR International, Inc.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Hamilton, Rabinovitz & Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report.
§	Indicates management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/S/ A. WILLIAM HIGGINS
A. William Higgins Chairman and Chief Executive Officer

Date:	February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A. WILLIAM HIGGINS	Chairman and Chief Executive Officer	February 25, 2010
A. William Higgins	(Principal Executive Officer)

/S/ FREDERIC M. BURDITT	Vice President, Chief Financial Officer and Treasurer	February 25, 2010
Frederic M. Burditt	(Principal Financial Officer)

/S/ JOHN F. KOBER	Vice President, Corporate Controller	February 25, 2010
John F. Kober	(Principal Accounting Officer)

/S/ JEROME D. BRADY	Director	February 25, 2010
Jerome D. Brady

/S/ DAVID F. DIETZ	Director	February 25, 2010
David F. Dietz

/S/ DOUGLAS M. HAYES	Director	February 25, 2010
Douglas M. Hayes

/S/ THOMAS E. NAUGLE	Director	February 25, 2010
Thomas E. Naugle

/S/ C. WILLIAM ZADEL	Director	February 25, 2010
C. William Zadel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2009 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 25, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on CIRCOR International, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of CIRCOR International, Inc. and subsidiaries and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 25, 2010

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,350	$47,473
Short-term investments	21,498	34,872
Trade accounts receivable, less allowance for doubtful accounts of $1,992 and $1,968, respectively	115,260	134,731
Inventories	145,031	183,291
Income taxes refundable	726	—
Prepaid expenses and other current assets	4,195	3,825
Deferred income tax asset	15,847	12,396
Insurance receivables	4,614	6,081
Assets held for sale	1,167	1,015

Total Current Assets	354,688	423,684

PROPERTY, PLANT AND EQUIPMENT, NET	95,167	82,843
OTHER ASSETS:
Goodwill	47,893	32,092
Intangibles, net	55,238	42,123
Non-current insurance receivable	—	4,684
Deferred income tax asset	5,676	—
Other assets	3,391	2,597

TOTAL ASSETS	$562,053	$588,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,239	$94,421
Accrued expenses and other current liabilities	46,736	69,948
Accrued compensation and benefits	18,617	22,604
Asbestos liability	12,476	9,310
Income taxes payable	—	9,873
Notes payable and current portion of long-term debt	5,914	622

Total Current Liabilities	140,982	206,778

LONG-TERM DEBT, NET OF CURRENT PORTION	1,565	12,528
DEFERRED INCOME TAX LIABILITY	—	3,496
LONG-TERM ASBESTOS LIABILITY	47,785	9,935
OTHER NON-CURRENT LIABILITIES	21,313	21,664
COMMITMENTS AND CONTINGENCIES (Notes 14, 15 and 16) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,991,365 and 16,898,497 shares issued and outstanding at December 31, 2009 and 2008, respectively	170	169
Additional paid-in capital	249,960	247,196
Retained earnings	86,408	83,106
Accumulated other comprehensive income, net of taxes	13,870	3,151

Total Shareholders’ Equity	350,408	333,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$562,053	$588,023

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenues	$642,622	$793,816	$665,740
Cost of revenues	448,043	541,519	470,373

GROSS PROFIT	194,579	252,297	195,367
Selling, general and administrative expenses	137,982	143,157	128,552
Asbestos charges, net	54,079	8,311	7,534
Special charges (recoveries)	(1,193)	141,457	2,514

OPERATING INCOME (LOSS)	3,711	(40,628)	56,767

Other (income) expense:
Interest income	(467)	(1,350)	(393)
Interest expense	1,535	1,170	3,394
Other, net	(441)	270	(1,257)

TOTAL OTHER EXPENSE	627	90	1,744

INCOME (LOSS) BEFORE INCOME TAXES	3,084	(40,718)	55,023
Provision (benefit) for income taxes	(2,786)	18,297	17,112

NET INCOME (LOSS)	$5,870	$(59,015)	$37,911

Earnings (loss) per common share:
Basic	$0.35	$(3.51)	$2.31
Diluted	$0.34	$(3.51)	$2.27
Weighted average common shares outstanding:
Basic	17,008	16,817	16,442
Diluted	17,111	16,817	16,730
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$5,870	$(59,015)	$37,911
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,307	11,548	10,870
Amortization	3,034	2,625	2,579
Goodwill and intangible impairment charges	485	141,297	—
Provision for future asbestos claims	39,800	—	—
Compensation expense of stock-based plans	2,717	3,632	5,888
Tax effect of share-based compensation	493	(2,242)	(3,623)
Deferred income taxes	(18,237)	(15,757)	(3,574)
(Gain) loss on sale/disposal of property, plant and equipment	(91)	231	102
Gain on the sale of assets held for sale	—	—	(1,229)
Gain on the sale of affiliate	—	—	(1,605)
Equity in undistributed earnings of affiliate	—	—	452
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	35,936	(10,068)	(12,532)
Inventories	49,157	(8,965)	(15,672)
Prepaid expenses and other assets	509	329	(13,187)
Accounts payable, accrued expenses and other liabilities	(86,428)	1,203	50,536

Net cash provided by operating activities	46,552	64,818	56,916

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,032)	(14,972)	(11,983)
Proceeds from the disposal of property, plant and equipment	485	186	939
Proceeds from the sale of assets held for sale	—	311	4,072
Proceeds from the sale of investments	315,917	227,783	—
Purchase of investments	(300,431)	(254,965)	(8,760)
Business acquisitions, net of cash acquired	(37,516)	(7,263)	(2,704)
Proceeds from sale of affiliate, net of cash sold	—	—	1,605

Net cash used in investing activities	(32,577)	(48,920)	(16,831)

FINANCING ACTIVITIES
Proceeds from long-term debt	60,051	124,521	87,641
Payments of long-term debt	(73,336)	(133,701)	(130,709)
Debt issuance costs	(1,935)	—	—
Dividends paid	(2,568)	(2,523)	(2,464)
Proceeds from the exercise of stock options	240	2,392	6,380
Tax effect of share-based compensation	(493)	2,242	3,623

Net cash used in financing activities	(18,041)	(7,069)	(35,529)

Effect of exchange rate changes on cash and cash equivalents	2,943	3,982	1,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,123)	12,811	6,010
Cash and cash equivalents at beginning of year	47,473	34,662	28,652

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,350	$47,473	$34,662

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$29,427	$27,466	$15,718
Interest	$1,392	$1,752	$3,799

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2006	16,181	$162	$224,508	$109,251	$23,380	$357,301

Net income				37,911		37,911
Cumulative translation adjustment					11,287	11,287
Pension liability adjustment (net of tax of $27)					46	46
Pension liability (net of tax of $296)					(486)	(486)

Comprehensive income						48,758

Pension—change in accounting principle (Note 13) (net of tax of $825)				(54)	1,346	1,292
Common stock dividends paid				(2,464)		(2,464)
Stock options exercised	409	4	6,376			6,380
Excess tax benefit from share-based compensation			3,623			3,623
Conversion of restricted stock units	60	1	(303)			(302)
Share-based compensation			5,796			5,796

BALANCE AT DECEMBER 31, 2007	16,650	167	240,000	144,644	35,573	420,384

Net loss				(59,015)		(59,015)
Cumulative translation adjustment					(25,876)	(25,876)
Pension liability adjustment (net of tax of $55)					90	90
Pension liability (net of tax of $4,068)					(6,636)	(6,636)

Comprehensive loss						(91,437)

Common stock dividends paid				(2,523)		(2,523)
Stock options exercised	121	1	2,391			2,392
Excess tax benefit from share based compensation			2,242			2,242
Conversion of restricted stock units	127	1	(1,296)			(1,295)
Share-based compensation			3,859			3,859

BALANCE AT DECEMBER 31, 2008	16,898	169	247,196	83,106	3,151	333,622

Net income				5,870		5,870
Cumulative translation adjustment					10,196	10,196
Pension liability adjustment (net of tax of $220)					359	359
Pension liability (net of tax of $100)					164	164

Comprehensive income						16,589

Common stock dividends paid				(2,568)		(2,568)
Stock options exercised	14		240			240
Tax effect from share-based compensation			(493)			(493)
Conversion of restricted stock units	79	1	370			371
Share-based compensation			2,647			2,647

BALANCE AT DECEMBER 31, 2009	16,991	$170	$249,960	$86,408	$13,870	$350,408

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1) Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we” designs, manufactures and distributes a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 23 significant manufacturing facilities that are located in the United States, Canada, Western Europe and the People’s Republic of China.

During the fourth quarter of 2009 we realigned our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The realignment was the result of changes in our internal organization regarding the allocation of resources and assessment of performance. The principal change was to divide the previously reported Instrumentation and Thermal Fluid Controls Products group into two segments – Aerospace and Flow Technologies. Accordingly, business segment information for prior periods has been restated to conform to the current presentation. The realignment did not affect our consolidated net income (loss), balance sheets or cash flows for any of the periods presented. Within each of our segments, we have used both internal product development and strategic acquisitions to assemble an array of fluid-control products and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

The Energy Segment—designs, manufactures and distributes flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pressure regulators, pipeline measurement and pipeline closures for use in oil, gas and chemical processing and industrial applications. In September 2009, we acquired Pipeline Engineering based in the U.K. to help us gain a foothold in the pipeline products market abroad. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. The Energy segment consists primarily of the following product brand names: KF; Contromatics; Pibiviesse; Mallard Control, Hydroseal, Sagebrush and Pipeline Engineering.

The Aerospace Segment—designs, manufactures and distributes valves, fittings and controls for military and commercial aerospace applications. In some instances, this segment also produces completed subsystems for its customers. Selected products include precision valves, control valves, relief valves, solenoid valves, couplers, regulators, switches, DC electric motors and aerospace landing gear. The Aerospace segment consists primarily of the following product brand names: Aerodyne Controls; Circle Seal Controls; Loud Engineering; Industria; Atkomatic Valve; Survival Engineering, Motor Technology, Bodet Aero and Atlas Productions.

The Flow Technologies Segment—designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic and steam applications. Selected products include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, couplers, regulators, strainers, and sampling systems. The Flow Technologies segment consists primarily of the following product brand names: Cambridge Fluid Systems; Hale Hamilton; Leslie Controls; Nicholson Steam Trap; GO Regulator; Hoke; CIRCORTech; Spence Engineering; CPC-Cryolab; RTK; Rockwood Swendeman; Spence Strainers; Dopak Sampling Systems, Texas Sampling, and Tomco Quick Couplers.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to acquisition accounting, depreciation, share-based compensation, amortization and impairment of long-lived assets, pension obligations, income taxes, penalty accruals for late shipments, asset valuations, environmental liability, and product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Fair Value

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820.1 defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement and the fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, as well as our annual assessment of goodwill and intangible assets.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2009, short-term investments primarily consist of guaranteed investment certificates and in 2008 repurchase agreements with a bank which have short-term maturities and are carried at cost which generally approximates fair value. As of December 31, 2009, cash and cash equivalents totaled $46.3 million of which $37.3 million was held in foreign bank accounts. This compares to $47.5 million of cash and cash equivalents as of December 31, 2008 of which $44.7 million was held in foreign bank accounts. Short-term investments as of December 31, 2009 and 2008 totaled $21.5 million and $34.9 million, respectively, all of which are held in foreign bank accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the cost of disposal.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we may be obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these late shipment penalties as of the December 31, 2009 and 2008 totaled $14.6 million and $10.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers for late shipment penalties may vary significantly from the amounts we currently have accrued.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 50 years for buildings and improvements and 3 to 10 years for manufacturing machinery and computer equipment and software, and 3 to 14 years for office equipment and furniture and fixtures. Motor vehicles are depreciated over a range of 2 to 6 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Business Acquisitions

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS 141R). The purpose of this accounting pronouncement, found under ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement was effective for fiscal years that began on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applied it prospectively to business combinations that occurred after adoption. For more detailed information, refer to Note (15), Business Acquisitions, in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

Subsequent Events

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this standard as of June 28, 2009 and it had no material effect on our results of operations or financial condition. We have evaluated all subsequent events through February 25, 2010.

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

The impairment testing over our identifiable intangible assets is completed first and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss is recognized in an amount equal to that excess. Once we completed our testing over identifiable intangible assets, we are then required to test our goodwill for impairment. The testing for and measurement of impairment of goodwill consists of two steps. The first step requires us to estimate the fair value of each of our reporting units. This is developed using a discounted cash flow method based on our judgments and assumptions. Once calculated, the estimated fair value of each reporting unit is then compared to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired and we are then required to proceed through a second step of impairment testing. During the second step of this process, we must calculate the implied value of goodwill for each reporting unit. To accomplish this, we are required to allocate the reporting unit fair value derived in step one to individual assets and liabilities, similar to acquisition accounting. Once completed, the resulting implied value of goodwill is compared to the carrying value of goodwill for each reporting unit to determine the current amount of the impairment.

In late 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant adverse trends in business conditions in the fourth quarter of 2008. At that time, we identified significant deterioration in the expected future financial performance in most of our businesses within each of our operating segments compared to the expected future financial performance of these segments at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. These factors contributed to the goodwill impairment charges we recorded in 2008. In 2009, the fair value of each of our operating segments exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2009 goodwill assessment exceeded the book value by approximately 73%, 47%, and 8% for the Energy, Aerospace and Flow Technologies segments, respectively. In addition, our segment realignment did not affect our conclusion about goodwill impairment. See Note (7) of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2009 was $47.9 million compared with $32.1 million as of December 31, 2008. Net intangible assets as of December 31, 2009 were $55.2 million compared to $42.1 million as of December 31, 2008. The total amount of our non-amortizing intangible assets was $23.1 million and $17.3 million, as of December 31, 2009 and 2008, respectively. For the year-ended December 31, 2009, we had no goodwill impairments. For the year ended December 31, 2008, we recorded goodwill impairments of $140.3 million related to certain negative macroeconomic factors impacting the global credit markets as well as adverse trends in business conditions that indicated a deterioration in expected future financial performance compared to expectations at the end of 2007. For further details, see Note (7) to the consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies segment, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in the fourth quarter of 2007. As part of our 2008 and 2009 annual goodwill impairment analyses, with the assistance of an independent third-party appraisal firm, we performed an impairment analysis for the asset groups within the Flow Technologies segment. This analysis led us to conclude that only the Leslie business unit was impaired and we determined that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2009, 2008 and 2007 were $1.9 million, $2.2 million and $1.9 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. Our research and development expenditures for the years ended December 31, 2009, 2008 and 2007, were $5.2 million, $4.8 million and $3.2 million, respectively.

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

In accordance with the provisions of FASB ASC Topic 740, the Company initially recognizes the financial statement effect of a tax position when, based solely on its technical merits, it is more likely than not (a likelihood of greater than fifty percent) that the position will be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under ASC Topic 740, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., due to the expiration of the statute of limitations) or are not expected to be paid within one year are classified as non-current. It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Asbestos Related Contingencies and Insurance Recoveries

CIRCOR’s subsidiary, Leslie, is a defendant in personal injury actions related to asbestos containing products. We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. At present, we believe that we can reasonably estimate the indemnity liability associated with Leslie’s pending claims as well as those that are anticipated to be filed against Leslie during the next five years and we, therefore, have recognized the estimated liability on our balance sheet. While additional filings beyond such five-year period are probable, we believe an estimate of the additional indemnity liability associated with such additional filings is highly uncertain and, accordingly, we have not recognized a liability on our balance sheet with respect to such additional filings. Defense costs associated with defense of Leslie’s asbestos claims are accrued when incurred.

See Note (14) for further information.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2009, 2008 and 2007 were not significant.

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

Earnings (loss) per common share and the weighted average number of shares used to compute net earnings (loss) per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2009			2008			2007
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,870	17,008	$0.35	$(59,015)	16,817	$(3.51)	$37,911	16,442	$2.31
Dilutive securities, principally common stock options	—	103	(0.01)	—	N/A	N/A	—	288	(0.04)

Diluted EPS	$5,870	17,111	$0.34	$(59,015)	16,817	$(3.51)	$37,911	16,730	$2.27

In 2009 and 2008, certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. The anti-dilutive options and RSUs for the year ended December 31, 2009 were 186,018 options ranging from $26.29 to $60.83. The anti-dilutive options and RSUs for the year ended December 31, 2008 were 230,077 options ranging from $26.29 to $50.83 and were excluded from the table above as we recorded a net loss for 2008.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Pension Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions including the discount rate and assumed annual rates of return on plan assets. Changes in discount rate and differences from actual results will affect the amounts of pension and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. The Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date.

Share-based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718 and these costs are recognized over the requisite vesting period. For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. See Note (11) to the consolidated financial statements for further information on share-based compensation.

(3) Business Acquisitions and Divestitures

Our growth strategy includes strategic acquisitions that complement and extend our current offering of engineered flow control products. Our acquisitions have well established brand recognition and are well known within the industry. We have historically financed our acquisitions from available cash balances and accounted for these transactions as purchase business combinations.

On July 6, 2007, we purchased the assets of Survival Engineering, Inc. (“SEI”), for $2.7 million including $0.4 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. SEI is a leader in the design and manufacture of high quality pneumatic controls and inflation systems for the aerospace, marine, defense and industrial markets with annual revenues of approximately $1.1 million. This business has been consolidated into one of our existing businesses in the Aerospace segment. In connection with the purchase of SEI, we recorded purchase price allocations of $0.2 million of current assets, $0.2 million of fixed assets, and $1.9 million of goodwill. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

On September 28, 2007, CIRCOR and its Flow Technologies Dutch subsidiary, Dovianus in Rotterdam, the Netherlands sold its 50% equity interest in Keofitt Holdings, A/S, a small Danish company to the other 50% joint venture partner for $2.0 million. Keofitt, which was acquired as part of CIRCOR’s acquisition of Dovianus in 2003, served the beverage sterile sampling market, which was not considered strategic to our business going forward. CIRCOR recorded a pretax gain on the sale of approximately $1.6 million.

On May 21, 2008, we acquired Motor Technology, Inc. (“Motor Tech”) for $7.9 million including $1.0 million placed in an escrow account for the benefit of the sellers, subject to any such indemnification claims by us as are allowed in accordance with the acquisition agreement. Motor Tech is a leader in the design and manufacture of high quality specialty electronic motors and actuators for the aerospace, medical, defense, transportation, and industrial markets with annual revenues of approximately $5 million. This business is reported in the Aerospace segment. In connection with the Motor Tech acquisition, we recorded purchase price allocations of $2.5 million of current assets, $0.5 million of fixed assets, $0.5 million of current liabilities, $1.8 million of goodwill, and $2.6 million of intangible assets. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

On March 20, 2009, we acquired the stock of Bodet, located in Chemille, France and its affiliate Atlas, located in Tangier, Morocco. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets with annual revenues of approximately $13 million. These businesses are part of our Aerospace segment. In connection with these acquisitions, we recorded estimated fair values of $11.7 million for current assets, $6.7 million for fixed assets, $4.8 million for identified intangible assets, and $3.5 million for debt. The fair value of the net identifiable assets exceeded the purchase price by $0.5 million and was recorded as a special charge (recovery) during our third quarter ended September 27, 2009.

On September 28, 2009, we acquired Pipeline Engineering, a turn-key manufacturer of a full range of products and services that assist pipeline cleaning, pipeline integrity and flow assurance in the oil and gas industry. In connection with the Pipeline Engineering acquisition, we recorded estimate fair values of $12.6 million for current assets, $7.6 million for fixed assets, $10.3 million for identified intangible assets, and $4.0 million for debt. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes. Pipeline Engineering has been integrated into our Energy segment.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table reflects unaudited pro forma consolidated net revenue, net income (loss), and earnings (loss) per share on the basis that SEI, Motor Tech, Bodet, Atlas, and Pipeline Engineering took place and were recorded at the beginning of each of the respective periods presented (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net revenue	$695,100	$840,087	$712,748
Net income (loss)	7,182	(58,137)	37,392
Earnings (loss) per share: basic	.42	(3.46)	2.27
Earnings (loss) per share: diluted	.42	(3.46)	2.24

The unaudited pro forma consolidated condensed results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2009, 2008 and 2007 (In thousands):

	Year Ended December 31,
	2009	2008	2007
Reconciliation of net cash paid:
Cash paid	$38,988	$7,904	$2,704
Less: cash acquired	1,472	641	—

Net cash paid for acquired businesses	$37,516	$7,263	$2,704

Determination of goodwill:
Cash paid, net of cash acquired	$37,516	$7,263	$2,704
Liabilities assumed	31,073	512	—
Less: Acquisition escrow payments	—	1,000	392
Less: fair value of assets acquired, net of goodwill and cash acquired	54,394	4,999	379

Goodwill	$14,195	$1,776	$1,933

(4) Special Charges

For the year-ended December 31, 2009, we recorded special charges (recoveries) of ($1.2) million, which includes receipt of payments of ($1.1) million relating to a 2007 asset sale within our Energy segment, ($0.5) million special recovery resulting from the fair value of the acquired assets related to the Bodet acquisition exceeding the consideration transferred within our Aerospace segment, and $0.5 million consisting of the impairment of two trademarks within our Energy and Aerospace segments, where future cash flows no longer supported the carrying value on our balance sheet. This compares to goodwill and intangible impairments of $140.3 million and $1.0 million, respectively within our Flow Technologies and Aerospace segments for the year ended December 31, 2008. See Note (7) to the consolidated financial statements for further information. Additionally a charge of $0.2 million related to costs associated with the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards, was recorded for the year ended December 31, 2008. The following table sets forth our special charges associated with goodwill and intangible impairment, CEO and CFO retirements, as well as closure, consolidation and reorganization of certain manufacturing operations as follows (In thousands):

	Year Ended December 31,
	2009	2008	2007
Special Charges (Recoveries):
Severance related	$—	$—	$426
Facility related	—	—	798
Gain on assets held for sale	(1,135)	—	(1,200)
Asset write-downs	—	—	141
Acquired asset fair value in excess of consideration paid	(543)	—	—
CEO and CFO retirements	—	160	2,349
Goodwill and intangible impairment	485	141,297	—

Total Special Charges (Recoveries)	$(1,193)	$141,457	$2,514

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(5) Inventories

Inventories consist of the following (In thousands):

	December 31,
	2009	2008
Raw materials	$53,143	$68,954
Work in process	54,908	70,656
Finished goods	36,980	43,681

	$145,031	$183,291

(6) Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	December 31,
	2009	2008
Land	$12,602	$10,960
Buildings and improvements	61,274	52,168
Manufacturing machinery and equipment	121,326	120,386
Computer equipment and software	13,763	16,899
Office equipment and motor vehicles	10,633	8,450
Construction in progress	2,836	2,596

	222,434	211,459
Accumulated depreciation	(127,267)	(128,616)

	$95,167	$82,843

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $13.3 million, $11.5 million, and $10.9 million, respectively.

(7) Goodwill and Other Intangible Assets

In late 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant adverse trends in business conditions in the fourth quarter of 2008. At that time, we identified significant deterioration in the expected future financial performance in most of our businesses within each of our operating segments compared to the expected future financial performance of these segments at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. These factors contributed to goodwill impairments of $105.8 million and $34.5 million, respectively, within our Flow Technologies and Aerospace segments for the year ended December 31, 2008. These 2008 impairments significantly reduced the goodwill book values of our Flow Technologies and Aerospace segments. In 2009, the fair value of each of our operating segments exceeded the respective book value, and no goodwill impairments were recorded for 2009. The fair values utilized for our 2009 goodwill assessment exceeded the book value by approximately 73%, 47%, and 8% for the Energy, Aerospace and Flow Technologies segments, respectively. In addition, our segment realignment did not affect our conclusion about goodwill impairment.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table shows goodwill, by segment as of December 31, 2009 and 2008 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2008	$25,291	$5,166	$1,635	$32,092
Business acquisitions (see Note 3)	14,195	—	—	14,195
Adjustments to preliminary purchase price allocation	—	1,393	—	1,393
Currency translation adjustments	167	14	32	213

Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2007	$25,909	$39,232	$103,969	$169,110
Business acquisition (see Note 3)	—	1,776	—	1,776
Adjustments to preliminary purchase price allocation	3	(1,251)	11,380	10,132
Goodwill impairment	—	(34,468)	(105,832)	(140,300)
Currency translation adjustments	(621)	(123)	(7,882)	(8,626)

Goodwill as of December 31, 2008	$25,291	$5,166	$1,635	$32,092

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$6,043	$(5,442)	$6,009	$(5,392)
Trademarks and trade names (non-amortizable)	23,120	—	17,317	—
Land use rights	426	(44)	427	(33)
Customer relationships	33,961	(8,252)	24,308	(5,279)
Other	7,966	(2,540)	7,028	(2,262)

Total	$71,516	(16,278)	$55,089	$(12,966)

Net carrying value of intangible assets	$55,238		$42,123

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2009 (In thousands):

	2010	2011	2012	2013	2014	After 2014
Estimated amortization expense	$4,040	$3,566	$3,079	$3,036	$3,005	$15,392

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(8) Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2009	2008
Deferred income tax liabilities:
Excess tax over book depreciation	$9,963	$7,262
Goodwill and other intangibles	15,932	14,600
Other	221	207

Total deferred income tax liabilities	26,116	22,069

Deferred income tax assets:
Accrued expenses	33,326	14,069
Inventories	5,654	5,856
Net operating loss and credit carry-forward	8,835	8,885
Intangible assets	5,153	5,843
Accumulated other comprehensive income—pension benefit obligation	4,413	4,734
Other	581	669

Total deferred income tax assets	57,962	40,056
Valuation allowance	(10,323)	(9,087)

Deferred income tax asset, net of valuation allowance	47,639	30,969

Deferred income tax asset, net	$21,523	$8,900

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

Net current deferred income tax asset	$15,847	$12,396
Net non-current deferred income tax asset (liability)	5,676	(3,496)

Deferred income tax asset, net	$21,523	$8,900

Deferred income taxes by geography are as follows:
Domestic net current asset	$8,261	$6,580
Foreign net current asset	7,586	5,816

Net current deferred income tax asset	$15,847	$12,396

Domestic net non-current asset	$19,352	$4,754
Foreign net non-current liability	(13,676)	(8,250)

Net non-current deferred income tax asset (liability)	$5,676	$(3,496)

The provision (benefit) for income taxes is based on the following pre-tax income (loss) (In thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(45,546)	$(82,853)	$17,476
Foreign	48,630	42,135	37,547

	$3,084	$(40,718)	$55,023

The provision (benefit) for income taxes consists of the following (In thousands):

	2009	2008	2007
Current:
Federal	$117	$5, 917	$8,195
Foreign	15,016	27,174	11,872
State	318	963	619

Total current	$15,451	$34,054	$20,686

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

	2009	2008	2007

Deferred (prepaid):
Federal	$(16,477)	$(9,155)	$(2,488)
Foreign	(1,613)	(5,703)	(1,168)
State	(147)	(899)	82

Total deferred	$(18,237)	$(15,757)	(3,574)

Total provision (benefit) for income taxes	$(2,786)	$18,297	$17,112

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2009	2008	2007
Expected federal income tax rate	35.0%	(35.0)%	35.0%
Goodwill impairment	—	93.3	—
State income taxes, net of federal tax benefit	3.6	0.1	0.8
Foreign tax rate differential and credits	(122.5)	(12.2)	(4.0)
Manufacturing deduction	(3.5)	(0.6)	(0.4)
Research and experimental credit	(8.1)	(1.6)	(1.0)
Other, net	5.2	0.9	0.7

Effective Tax Rate	(90.3)%	44.9%	31.1%

At December 31, 2009, we had foreign tax credits of $8.0 million, state net operating losses of $8.7 million and state tax credits of $0.8 million. The foreign tax credits, if not utilized, will expire in 2015. The state net operating losses and state tax credits, if not utilized, will expire in 2020 through 2029. We had a valuation allowance of $10.3 and $9.1 million at December 31, 2009 and 2008, respectively, against the foreign tax credits, state operating losses, state deferred taxes, and state tax credits. The valuation allowance increase of $1.2 million primarily related to the state tax effect of the current year charge of $39.8 million for future claims. The impact of the change in the valuation allowance of 39% is reflected in the above table with state income taxes. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2006. The Company is no longer subject to examination by the tax authorities in Italy for years prior to 2004. The Company is under examination for income tax filings in the U.S federal jurisdiction and various state and foreign jurisdictions. The German tax audit that commenced in 2007 was settled in 2009.

As of December 31, 2009, the Company has classified approximately $0.8 million of unrecognized tax benefits as a current liability representing estimated settlements of current examinations which the Company believes will be settled by payment within one year. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material variation from this estimate.

As of December 31, 2009, the liability for uncertain income tax positions was $2.0 million excluding interest of $0.2 million. As of December 31, 2009 and December 31, 2008, accrued interest and penalties were $0.2 and $0.3 million respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009 and 2008. Approximately $2.0 million as of December 31, 2009 represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods The table below does not include interest and penalties of $0.2 million and $0.3 million as of December 31, 2009 and 2008 respectively.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2009	2008
Balance beginning January 1	$2,046	$2,112
Additions for tax positions of prior years	284	—
Additions based on tax positions related to current year	403	156
Settlements	(337)	—
Lapse of statute of limitations	(349)	(222)

Balance ending December 31	$2,047	$2,046

Undistributed earnings of our foreign subsidiaries amounted to $155.1 million at December 31, 2009 and $120.8 million at December 31, 2008. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $6.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2009.

Except for the Company’s Dutch subsidiary, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. No additional provision is required for the undistributed earnings of the Dutch subsidiary.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2009	2008
Customer deposits and obligations	$12,500	$35,221
Commissions payable and sales incentive	5,836	12,747
Penalty accruals	14,612	10,556
Warranty reserve	3,561	3,032
Professional fees	1,593	1,547
Insurance	805	1,224
Taxes other than income tax	1,332	1,084
Other	6,497	4,537

	$46,736	$69,948

(10) Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2009	2008
Unsecured revolving credit facility, December 31, 2008 interest rate was 3.25%	$—	$7,000
Industrial revenue bond due March 2010, at variable interest rates of 0.50% at December 31, 2009, and 1.37% at December 31, 2008	4,760	4,760
Capital lease obligations	617	830
Other borrowings, at varying interest rates ranging from 3.32% to 10.69% in 2009 and 3.25% to 6.40% in 2008	2,102	560

Total long-term debt	7,479	13,150
Less: current portion	5,914	622

Total long-term debt, less current portion	$1,565	$12,528

In July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million and matures in January 2013. Interest rate on this facility fluctuates with a base rate plus 275 to 375 basis points depending on current borrowing levels. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

covenants from our previous agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of December 31, 2009, we had no borrowings outstanding under the new credit facility and $50.5 million was allocated to support outstanding letters of credit.

Leslie’s industrial revenue bond which previously matured in August 2019 has been reclassified from long-term debt to current on our balance sheet as we intend to redeem this bond as of March 1, 2010.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2009 and December 31, 2008.

At December 31, 2009, minimum principal payments required during each of the next five years and thereafter are as follows (In thousands):

	2010	2011	2012	2013	2014	Thereafter
Minimum principal payments	$5,914	$784	$354	$333	$90	$4

(11) Share-Based Compensation

As of December 31, 2009, we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of December 31, 2009, there were 132,120 stock options, 529,833 restricted stock units, and no SARs outstanding. In addition, there were 715,526 shares available for grant under the 1999 Stock Plan as of December 31, 2009; we have not granted any stock option awards in 2007, 2008, or 2009.

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

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards. We account for these RSU Awards by expensing the weighted average fair-value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2009 and December 31, 2008 we granted 167,678 and 83,367 RSU Awards with approximate fair values of $22.27 and $47.33 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSPs represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. Restricted stock units totaling 140,759 and 57,383 with per unit discount amounts representing fair values of $7.34 and $16.06 were granted under the CIRCOR Management Stock Purchase Plan during December 31, 2009 and December 31, 2008, respectively.

Compensation expense related to our share-based plans for the twelve month period ended December 31, 2009 was $2.7 million and was recorded as selling, general, and administrative expense in our statement of operations. Compensation expense related to RSU Awards, RSU MSPs stock-options and SARs for the year ended December 31, 2008 was $3.6 million; $3.4 million was recorded as selling, general and administrative expense, and $0.2 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirement of our former CFO. Compensation expense related to RSU Awards, RSU MSPs stock-options and SARs for the year ended December 31, 2007 was $5.9 million; $3.6

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

million recorded as selling, general and administrative expense, and $2.3 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirements of our former CEO and CFO.

As of December 31, 2009, there was $6.6 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.9 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2009, 2008, and 2007 and changes during the years are presented in the table below (Options in thousands):

	December 31,
	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	152	$19.35	273	$19.50	697	$17.23
Granted	—	—	—	—	—	—
Exercised	(14)	11.86	(121)	19.69	(409)	15.60
Forfeited	(6)	25.94	—	—	(15)	20.20

Options outstanding at end of period	132	$19.81	152	$19.35	273	$19.50

Options exercisable at end of period	120	$19.31	117	$17.73	166	$16.20

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2009 was 3.8 years and 3.7 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $3.4 million and $9.8 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.7 million and $0.8 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2009 was $1.2 million and $1.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.17 – $ 7.88	2	1.6	$7.50	2	$7.50
7.89 – 10.51	—	—	—	—	—
10.52 – 15.77	47	2.8	13.90	47	13.90
15.78 – 18.40	11	1.8	16.32	11	16.32
18.41 – 23.66	1	5.3	22.97	1	22.97
23.67 – 26.29	71	4.9	24.60	59	24.55

$ 7.17 – $26.29	132	3.8	$19.81	120	$19.31

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2009, 2008, and 2007 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2009		2008		2007
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU Awards outstanding at beginning of period	213	$38.35	237	$31.87	162	$26.83
Granted	167	22.27	83	47.33	124	36.34
Settled	(42)	36.63	(60)	28.96	(29)	26.37
Cancelled	(47)	30.69	(47)	31.62	(20)	26.38

RSU Awards outstanding at end of period	291	$30.63	213	$38.35	237	$31.87

RSU Awards exercisable at end of period	25	$28.50	35	$30.40	25	$36.34

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2009, 2008 and 2007 was $1.4 million, $4.2 million and $1.5, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2009, 2008 and 2007 was $1.6 million, $3.2 million and $1.5 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2009 was $7.3 million and $0.6 million, respectively.

The following table summarizes information about RSU Awards outstanding at December 31, 2009:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $ 23.99	143	2.99	$22.27	4	$23.80
24.00 – 25.99	9	1.46	24.63	5	24.90
26.00 – 27.99	26	0.43	27.81	12	27.81
28.00 – 29.99	—	—	—	—	—
30.00 – 36.99	52	2.67	36.24	3	36.23
37.00 – 60.99	61	5.78	47.42	1	48.66

$22.00 – $60.99	291	3.25	$30.63	25	$28.50

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2009, 2008, and 2007 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2009		2008		2007
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	137	$20.29	194	$19.20	179	$16.69
Granted	140	14.89	57	32.60	60	24.27
Settled	(37)	18.94	(66)	21.67	(32)	15.90
Cancelled	(28)	18.32	(48)	22.95	(13)	16.04

RSU MSPs outstanding at end of period	212	$17.32	137	$20.29	194	$19.20

RSU MSPs exercisable at end of period	19	$10.80	16	$9.14	21	$9.35

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2009, 2008 and 2007 was $1.1 million, $6.0 million and $1.5 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2009, 2008 and 2007 was $0.5 million, $2.3 million and $0.7 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding and exercisable as of December 31, 2009 was $1.4 million and $0.3 million, respectively.

The following table summarizes information about RSU MSPs outstanding at December 31, 2009 (RSUs in thousands):

	RSU MSPs Outstanding			RSU MSPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 5.03 – $ 7.99	9	—	$5.84	9	$5.84
8.00 – 10.99	3	—	10.39	3	10.39
11.00 – 16.99	133	2.11	14.94	3	16.68
17.00 – 19.99	4	—	18.63	4	18.63
20.00 – 32.99	63	0.66	24.27	—	—

$ 5.03 – $32.99	212	1.52	$17.32	19	$10.80

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(12) Accumulated Other Comprehensive Income

The accumulated other comprehensive income consists of the following (In thousands):

	December 31, 2009
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$21,070	$—	$21,070
Pension liability	(11,613)	4,413	(7,200)

Total accumulated other comprehensive income	$9,457	$4,413	$13,870

	December 31, 2008
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$10,874	$—	$10,874
Pension liability	(12,457)	4,734	(7,723)

Total accumulated other comprehensive income	$(1,583)	$4,734	$3,151

The increase in our cumulative translation adjustment balance of $10.2 million as of December 31, 2009 when compared to the year-ended December 31, 2008 was primarily a result of depreciation of the U.S. dollar against other foreign currencies.

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

Based on our desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during 2009 we facilitated a mandatory cash-out to all active and terminated employees of the SERP who were not currently receiving benefit payments. This pension settlement (shown below as a special event) resulted in $0.2 million of pre-tax expense during the year ended December 31, 2009.

During 2009, we made $1.3 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.9 million in payments for our non-qualified supplemental plan. In 2010, we expect to make voluntary cash contributions of approximately $2.3 million to our qualified plan and payments of $0.4 million for our non-qualified plan, although global capital market and interest rate fluctuations will impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The components of net benefit expense for both benefit plans are as follows (In thousands):

	Year Ended December 31,
	2009	2008	2007
Components of net benefit expense:
Service cost-benefits earned	$350	$435	$643
Interest cost on benefits obligation	2,044	1,960	1,848
Expected return on assets	(1,637)	(2,293)	(2,390)

Net pension costs and return	757	102	101

Net loss amortization	324	127	61
Transition asset amortization	—	(2)	(8)
Prior service cost amortization	15	20	20

Total amortization items	339	145	73

Immediate recognition due to special events	240	—	—
Net periodic cost of defined benefits plans	1,336	247	174
Cost of 401(k) plan company contributions	3,825	4,051	3,536

Net benefit expense	$5,401	$4,298	$3,710

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2009	2008	2007
Net periodic benefit cost:
Discount rate – qualified plan	6.25%	6.25%	6.15%
Discount rate – nonqualified plan	6.25%	6.25%	6.05%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	N/A	4.00%	4.00%

Benefit obligations:
Discount rate – qualified plan	6.00%	6.25%	6.25%
Discount rate – nonqualified plan	5.75%	6.25%	6.25%
Rate of compensation increase—nonqualified plan	N/A	4.00%	4.00%
Rate of compensation increase—qualified plan	N/A	0.00%	0.00%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The Company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year end 2009, we utilized 6.00% as our discount rate for our qualified plan and 5.75% as a discount rate for our nonqualified plan on a weighted average basis given the level of yield on corporate bond interest rates. The effect of the discount rate change raised our projected benefit obligation at December 31, 2009 by $1.2 million and will have a negligible impact on our 2010 pension expense.

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

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2009 and December 31, 2008 are as follows (In thousands):

	December 31,
	2009	2008
Change in projected benefit obligation:
Balance at beginning of year	$33,856	$31,886
Service cost	350	435
Interest cost	2,044	1,960
Actuarial loss	2,628	1,126
Benefits paid	(1,348)	(1,096)
Administrative expenses	(416)	(455)
Settlements	(536)	—

Balance at end of year	$36,578	$33,856

Change in fair value of plan assets:
Balance at beginning of year	$20,515	$29,025
Actual return on assets	4,529	(7,285)
Benefits paid	(1,348)	(1,096)
Administrative expenses	(416)	(455)
Settlements	(536)	—
Employer contributions	2,226	326

Fair value of plan assets at end of year	$24,970	$20,515

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(11,608)	$(13,341)
Contribution after measurement date	—	—

Net accrued benefit cost	$(11,608)	$(13,341)

Pension plan accumulated benefit obligation (“ABO”)	$31,636	$28,573
Supplemental pension plan ABO	4,942	5,283

Aggregate ABO	$36,578	$33,856

Plan assets for funded pension plan	$24,970	$20,515

The following information is presented as of December 31, 2009 and 2008 (In thousands):

	2009	2008
Funded status, end of year:
Fair value of plan assets	24,970	20,515
Benefit obligations	(36,578)	(33,856)

Net Pension Liability	$(11,608)	$(13,341)

Pension Liability recognized in the balance sheet (1) consists of:
Noncurrent asset	—	—
Current liability	(382)	(935)
Noncurrent liability	(11,226)	(12,406)

Total	$(11,608)	$(13,341)

(1)	Included in other non-current liabilities on CIRCOR’s consolidated balance sheet

Amounts recognized in accumulated other comprehensive income consist of:
Net losses	11,612	12,441
Prior service cost	1	16

Total	$11,613	$12,457

Estimated pension expense to be recognized in other comprehensive income in 2010 consists of:
Amortization of net losses	294	913
Prior service cost	—	15

Total	$294	$928

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2010	2011	2012	2013	2014	2015–2019
Expected benefit payments	$1,514	$1,635	$1,743	$1,872	$1,982	$11,903

The fair values of the Company’s pension plan assets at December 31, 2009, utilizing the fair value hierarchy follow (in thousands):

	Level1	Level 2	Level 3	Total
Equity Funds:
U.S. Large Cap Equity	$—	$10,202	$—	$10,202
U.S. Small Cap Equity	—	3,944	—	3,944
International Equity	—	3,883	—	3,883
Fixed Income Fund:		6,941	—	6,941

Total	$—	$24,970	$—	$24,970

The fair values of the investment funds are based on inputs, other than quoted prices, that are observable in active markets. The funds are privately managed equity and fixed income funds that invest in publicly traded securities that have quoted prices from active markets; therefore the investments are classified as level 2. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets.

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

As of the end of fiscal 2009, Leslie was a named defendant in approximately 1,104 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 597 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 4,700 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie does not factor these Mississippi filings into its claims reporting and valuation analyses.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. With respect to the remaining verdict, appellate arguments have not yet been scheduled; however, we continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.5 million in accrued interest for the remaining outstanding adverse verdict.

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

During the fourth quarter of fiscal 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience was both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded an initial liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then open claims.

Based on Leslie’s discussions with HR&A regarding the impact of additional claims data on HR&A’s conclusion regarding estimating future claim liabilities, Leslie requested that HR&A update its analysis annually to determine whether such additional data warranted any change to HR&A’s analyses and conclusions regarding future estimation. As a result, during the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion, at that time, that a forecast of the number and value of any future asbestos claims was unwarranted and highly uncertain from a statistical perspective. However, when again updating its analysis at management’s request during the fourth quarter of 2009, HR&A concluded that Leslie now had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. In determining the estimated liability associated with such future filings, HR&A first determined an estimate of the number of asbestos cases to be filed against Leslie during the next five years by applying Leslie’s historical claims experience to the Nicholson KPMG model (a generally accepted epidemiological model that predicts the incurrence of asbestos related illnesses). HR&A then determined an estimate of the liability associated with resolution of such claims by applying an appropriate average cost per case resolution by disease. Leslie’s estimated future claims liability was not discounted because the timing of payments is not fixed and reasonably estimable. Asbestos related defense costs continue to be expensed as incurred and are not included in any future claim reserves.

While it is probable that additional asbestos filings will be made against Leslie beyond the five-year period covered by HR&A’s estimate, Leslie believes that any further estimate of the reasonably possible loss or range of reasonably possible loss associated with such filings beyond five years would be highly uncertain. Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including:

•	the number of claims that might be received and variability in the jurisdictions in which such claims are filed;

•	the type and severity of the disease alleged by each claimant;

•	the latency period associated with asbestos exposure;

•	dismissal rates;

•	costs of medical treatment;

•	the financial resources of other companies that are co-defendants in the claims;

•	funds available in post-bankruptcy trusts;

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

•	changes in the governing law and other uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; and

•	the impact of potential changes in legislative or judicial standards, including potential tort reform.

These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system. Moreover, because these factors do not move in linear fashion but rather change over multiple year periods, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. As a result of the inherent uncertainty of projecting future liability costs, Leslie does not believe the reasonably possible loss, or range of reasonably possible loss, associated with future filings beyond five years is estimable at the current time. Accordingly, no accrual has been recorded with respect to any liability associated with future filings anticipated to be made beyond such five year period.

As of December 31, 2009, Leslie has recorded asbestos liabilities for resolution of pending and future claims anticipated to be filed through the next five years of $60.3 million ($12.5 million short-term and $47.8 million long-term) compared to $19.2 million as of December 31, 2008. The $60.3 million liability as of December 31, 2009 is comprised of $39.8 million for the estimated cost of resolving those future claims filed during the next five years, $14.9 million for the estimated cost of resolving existing claims, $3.0 million related to the remaining adverse verdict on appeal, and $2.5 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $4.6 million (all short-term) as of December 31, 2009 compared to $10.8 million as of December 31, 2008. The $4.6 million receivable as of December 31, 2009 is comprised of $1.4 million for existing claims, $1.1 million related to adverse verdict and $2.1 million for incurred but unpaid legal costs.

A summary of Leslie’s accrued liabilities for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries is provided below.

	As of December 31
In Thousands	2009	2008	2007
Existing claim indemnity liability	$17,916	$16,661	$13,731
Future claim indemnity liability	39,800	—	—
Incurred defense cost liability	2,544	2,584	3,028
Insurance recoveries receivable	(4,614)	(10,765)	(11,899)

Net asbestos liability	$55,646	$8,480	$4,860

Although Leslie believes its estimates are reasonable, such estimates are also highly uncertain, especially because Leslie’s claims history remains relatively recent and variable. Depending on future events, and, in particular, changes in the trend factors set forth above, the actual costs of resolving these pending and future claims could be substantially higher or lower than the current estimate. As a result of these factors, Leslie is unable to estimate a range of additional losses that may result from higher than estimated claim rates or higher than estimated indemnity costs for resolving pending and future claims. Moreover, Leslie management believes that appellate activity currently pending in certain jurisdictions such as California, together with movements toward legislative and judicial reform in such jurisdictions, may significantly alter the litigation landscape, thus affecting both the rate at which claims may be filed as well as the level of indemnity that may be incurred to resolve such claims.

2009 Experience and Financial Statement Impact

During 2009, there were 687 asbestos claims filed and 551 claims resolved with respect to Leslie. For the year ended December 31, 2009, Leslie’s gross asbestos indemnity and defense costs totaled $59.0 million of which $4.9 million was paid by insurance. (Leslie’s insurance coverage is further discussed below). The $59.0 million includes a $39.8 million non-cash charge for future claims as discussed above and compares to $18.0 million gross asbestos indemnity and defense costs paid in 2008 of which $9.7 million was paid by insurance. The following tables provide more specific information regarding Leslie’s claim activity and defense costs during each of the three years ended December 31, 2009, 2008, and 2007 as well as the financial impact of the asbestos litigation on the Company for such periods (excluding open Mississippi cases for which we anticipate dismissal of virtually all such cases for the reasons described above):

	For the Year Ended December 31
	2009	2008	2007
Beginning open claims	968	707	492
Claims filed	687	688	482
Claims resolved and dismissed	(551)	(427)	(267)

Ending open claims	1,104	968	707

Ending open mesothelioma claims	597	502	338

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended December 31
(In Thousands)	2009	2008	2007
Indemnity costs accrued (filed cases)	$7,861	$7,316	$13,282
Five year future indemnity costs accrued	39,800	—	—
Adverse verdict interest costs (verdict appealed)	(1,026)	504	3,766
Defense cost incurred	12,312	10,158	8,928
Insurance recoveries adjustment	2,069	—	—
Insurance recoveries accrued	(6,937)	(9,667)	(18,442)

Net pre-tax asbestos expense	$54,079	$8,311	$7,534

Insurance

Historical

To date, Leslie’s insurers have paid the majority of the costs associated with its defense and settlement of asbestos-related actions. Under Leslie’s cost-sharing arrangements with its insurers, Leslie’s insurers, through 2008, paid 71% of defense and settlement costs associated with asbestos-related claims and Leslie was responsible for the remaining 29% of all such defense and indemnity costs. The amount of indemnity available under Leslie’s primary layer of insurance coverage was therefore reduced by 71% of any amounts paid through settlement or verdict during this period.

Recent Developments

During the first quarter of 2009, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, reached its maximum indemnity obligation under the applicable insurance policy. As a result, Leslie is now responsible for the 8% share previously paid by Zurich.

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During the first quarter of fiscal 2010, Leslie and Continental have been discussing a proposed agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations for a lump sum settlement payment. Because the proposed settlement with Continental includes a complete buyout of Continental’s responsibilities under the subject policies, Leslie, if the proposed agreement is consummated, would then also be responsible for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of December 31, 2009, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $2.3 million. After giving effect to our accrual for the adverse verdict currently on appeal, the remaining amount of Leslie’s primary layer of insurance is approximately $1.4 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeds policy limits. Depending upon the ultimate resolution of the dispute with Continental, there could be additional recovery of some defense costs. While we cannot reasonably predict when Leslie’s primary layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of an adverse verdict, the time period within which such policy limits would be reached could be less than one year.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie has not accrued an insurance receivable for such recovery as of December 31, 2009. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie may be required to bear an even greater share of indemnity and defense costs, which could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 5% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $50.5 million at December 31, 2009. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 6.5 years from December 31, 2009.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2009 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$23,609
Greater than 12 months	26,915

Total	$50,524

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $6.6 million, $7.0 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2009 were (In thousands):

	2010	2011	2012	2013	2014	Thereafter
Minimum lease commitments	$5,888	$4,438	$3,749	$3,367	$2,735	$5,828

Commercial Contract Commitment

As of December 31, 2009, we had approximately $75.7 million of commercial contract commitments related to open purchase orders. In addition, we had $3.6 million of commitments associated primarily with certain loan agreements.

Self – Insurance

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and dental costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are based on claims filed and reported and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined annual or individual claim amounts.

(15) Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2009.

In connection with our industrial revenue bond financing arrangement which benefits one of our subsidiaries, we are obligated to indemnify the banks in connection with certain errors in the administration of these financing arrangements to the extent such errors are not willful and do not constitute gross negligence. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2009.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2009 and 2008 (In thousands):

	December 31,
	2009	2008
Balance beginning December 31	$3,032	$2,602
Provisions	2,530	2,689
Claims settled	(2,138)	(2,137)
Acquired Reserves/Other	83	—
Currency translation adjustment	54	(122)

Balance ending December 31	$3,561	$3,032

(16) Fair Value

Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Short-term investments (principally guaranteed investment certificates) are carried at cost which approximates fair value at the balance sheet date. The fair value of our variable rate debt approximates its carrying amount.

Foreign Currency Contracts

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of December 31, 2009, we had thirty-four forward contracts with a contract amount of $29.7 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	9	3,147 U.S. Dollars
Euro/U.S. Dollar	12	3,489 Euros
U.S. Dollar/Euro	13	21,600 U.S. Dollars

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

This compares to two forward contracts as of December 31, 2008 with a contract amount of $2.5 million. The fair value asset of the derivative forward contracts as of December 31, 2009 was approximately $0.4 million and is included in prepaid expenses and other current assets on our balance sheet. The fair value of the derivative forward contracts as of December 31, 2008 was approximately zero.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(17) Segment Information

During the fourth quarter of 2009 we realigned our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The realignment was the result of changes in our internal organization regarding the allocation of resources and the assessment of performance. The principal change was to divide the previously reported Instrumentation and Technology Flow Controls segment into two segments – Aerospace and Flow Technologies. Accordingly, business segment information for prior periods has been restated to conform to the current presentation. The realignment did not affect our consolidated, net income, balance sheets or cash flows for any of the periods presented. The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate /Eliminations	Consolidated Total
Year Ended December 31, 2009
Net revenues	$293,419	$113,327	$235,876	$—	$642,622
Inter-segment revenues	547	—	131	(678)	—
Operating income (loss)	35,224	17,217	(28,210)	(20,520)	3,711
Interest income					(467)
Interest expense					1,535
Other income, net					(441)
Income (loss) before income taxes					3,084
Identifiable assets	257,547	180,792	177,644	(53,930)	562,053
Capital expenditures	3,504	2,618	4,312	598	11,032
Depreciation and amortization	5,342	4,057	6,737	206	16,342

Year Ended December 31, 2008
Net revenues	$415,702	$105,881	$272,233	$—	$793,816
Inter-segment revenues	640	—	—	(640)	—
Operating income (loss)	83,819	(17,589)	(86,139)	(20,719)	(40,628)
Interest income					(1,350)
Interest expense					1,170
Other expense, net					270
Income (loss) before income taxes					(40,718)
Identifiable assets	368,701	169,929	89,856	(40,463)	588,023
Capital expenditures	3,831	3,057	7,991	93	14,972
Depreciation and amortization	5,030	2,975	6,004	164	14,173

Year Ended December 31, 2007
Net revenues	$322,144	$90,193	$253,403	$—	$665,740
Inter-segment revenues	43	—	2	(45)	—
Operating income (loss)	50,690	11,337	14,950	(20,210)	56,767
Interest income					(393)
Interest expense					3,394
Other income, net					(1,257)
Income before income taxes					55,023
Identifiable assets	317,991	200,037	206,674	(48,233)	676,469
Capital expenditures	4,738	1,935	5,232	78	11,983
Depreciation and amortization	4,573	2,555	6,135	186	13,449

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

The total assets for each respective operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate Adjustments includes both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, plus the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2009, 2008 and 2007. Corporate Identifiable Assets after elimination of intercompany assets were $27.3 million, $16.2 million, and $9.2 million as of December 31, 2009, 2008 and 2007, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2009	2008	2007
United States	$270,703	$361,613	$358,066
United Arab Emirates	11,575	101,739	4,221
Germany	32,384	41,964	38,339
Canada	22,250	29,969	31,492
United Kingdom	41,193	29,060	46,659
France	30,315	18,309	19,169
Netherlands	26,321	14,132	23,652
Oman	58,467	22,275	76
Ukraine	22,928	15	6
Other	126,486	174,740	144,060

Total net revenues	$642,622	$793,816	$665,740

	December 31,
Long-lived assets by geographic area (In thousands)	2009	2008
United States	$61,748	$66,071
United Kingdom	39,282	21,728
China	10,281	10,824
Germany	10,211	10,095
France	18,450	8,627
Netherlands	3,588	3,565
Italy	4,465	3,913
Morocco	2,114	—
Canada	134	143
India	132	—

Total long-lived assets	$150,405	$124,966

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements—(Continued)

(18) Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Net revenues	$175,647	$164,535	$144,327	$158,113
Gross profit	56,019	48,503	41,865	48,193
Net income (loss)	10,460	7,732	8,405	(20,727)
Earnings (loss) per common share:
Basic	$0.62	$0.46	$0.49	$(1.22)
Diluted	0.61	0.45	0.49	(1.22)
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$29.18	$29.19	$29.78	$30.19
Low	17.37	22.16	22.19	24.14

Year ended December 31, 2008
Net revenues	$176,575	$206,605	$208,680	$201,956
Gross profit	54,889	66,907	67,311	63,190
Net income (loss)	12,895	18,425	19,773	(110,108)
Earnings (loss) per common share:
Basic	$0.77	$1.09	$1.17	$(6.52)
Diluted	0.76	1.08	1.16	(6.52)
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$49.23	$54.11	$66.65	$43.75
Low	35.48	42.92	43.54	17.67

During the fourth quarter of 2009, we recorded a non-cash accrual of $39.8 million as an estimate of indemnity costs for future asbestos claims anticipated to be filed during the next five years and an impairment of $0.5 million related to two trademark valuations. During the fourth quarter of 2008, we recorded goodwill and intangible impairments of $140.3 million and $1.0 million, respectively. The 2008 impairments were a result of a deterioration in our financial projections and an increase in the weighted average cost of capital discount rate used as part of our impairment analysis.

(19) Capital Structure

We have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% (or with respect to passive institutional investors 20%) or more of our shares of common stock, unless the rights are redeemed. These rights allow shareholders of our common stock to purchase a unit consisting of one ten-thousandth of a share of our Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at a cash exercise price per unit of $115.00, subject to adjustments.

(20) Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2009 and 2008, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the year ended December 31, 2009, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues. For the same period in 2008, we had one customer in our Energy segment that accounted for 11.4% of the Company’s consolidated revenues.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,968	$188	$211	$375	$1,992
Year ended
December 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$2,151	$451	$(95)	$539	$1,968
Year ended
December 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$2,523	$237	$142	$751	$2,151

(1)	Uncollectible accounts written off, net of recoveries.