Form 10-Q
period 2010-04-04
CIRCOR INTERNATIONAL INC
filed 2010-05-10
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3477276
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Circor, Inc. 25 Corporate Drive, Suite 130, Burlington, MA	01803-4238
(Address of principal executive offices)	(Zip Code)

(781) 270-1200

(Registrant’s telephone number, including area code)

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

As of May 2, 2010, there were 17,067,073 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.

	Financial Statements	3

	Consolidated Balance Sheets as of April 4, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Operations for the Three Months Ended April 4, 2010 and March 29, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2010 and March 29, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.

	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.

	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.

	Legal Proceedings	25

Item 1 A.

	Risk Factors	28

Item 2.

	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.

	Defaults Upon Senior Securities	28

Item 4.

	(Removed and Reserved)	28

Item 5.

	Other Information	28

Item 6.

	Exhibits	29

Signatures		30

Certifications

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 4, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,812	$46,350
Short-term investments	22,412	21,498
Trade accounts receivable, less allowance for doubtful accounts of $1,921 and $1,992, respectively	122,191	115,260
Inventories	146,907	145,031
Income taxes refundable	2,907	726
Prepaid expenses and other current assets	8,600	4,195
Deferred income tax asset	13,866	15,847
Insurance receivables	7,997	4,614
Assets held for sale	542	1,167

Total Current Assets	363,234	354,688

PROPERTY, PLANT AND EQUIPMENT, NET	92,847	95,167
OTHER ASSETS:
Goodwill	47,515	47,893
Intangibles, net	52,554	55,238
Deferred income tax asset	5,95676	5,676
Other assets	3,284	3,391

TOTAL ASSETS	$565,390	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,342	$57,239
Accrued expenses and other current liabilities	48,090	46,736
Accrued compensation and benefits	17,695	18,617
Asbestos liability	11,410	12,476
Notes payable and current portion of long-term debt	3,733	5,914

Total Current Liabilities	143,270	140,982

LONG-TERM DEBT, NET OF CURRENT PORTION	3,778	1,565
LONG-TERM ASBESTOS LIABILITY	48,421	47,785
OTHER NON-CURRENT LIABILITIES	20,677	21,313
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,050,121 and 16,991,365 shares issued and outstanding at April 4, 2010 and December 31, 2009, respectively	171	170
Additional paid-in capital	251,005	249,960
Retained earnings	91,503	86,408
Accumulated other comprehensive income	6,565	13,870

Total Shareholders’ Equity	349,244	350,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$565,390	$562,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net revenues	$146,269	$175,647
Cost of revenues	103,550	119,628

GROSS PROFIT	42,719	56,019
Selling, general and administrative expenses	35,418	34,099
Asbestos charges (recoveries), net	(648)	8,263
Special charges (recoveries)	—	(1,135)

OPERATING INCOME	7,949	14,792

Other (income) expense:
Interest income	(43)	(146)
Interest expense	597	178
Other, net	(51)	(183)

TOTAL OTHER (INCOME) EXPENSE	503	(151)

INCOME BEFORE INCOME TAXES	7,446	14,943
Provision for income taxes	1,713	4,483

NET INCOME	$5,733	$10,460

Earnings per common share:
Basic	$0.34	$0.62
Diluted	$0.33	$0.61
Weighted average number of common shares outstanding:
Basic	17,051	16,916
Diluted	17,193	17,014
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
OPERATING ACTIVITIES
Net income	$5,733	$10,460
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,228	2,839
Amortization	979	622
Compensation expense of share-based plans	843	808
Tax effect of share-based compensation	112	290
Gain on sale/disposal of property, plant and equipment	—	(21)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(10,734)	7,151
Inventories	(4,332)	8,998
Prepaid expenses and other assets	(8,212)	3,538
Accounts payable, accrued expenses and other liabilities	9,609	(39,380)

Net cash used in operating activities	(2,774)	(4,695)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,606)	(2,576)
Proceeds from the disposal of property, plant and equipment	13	31
Proceeds from the sale of investments	—	82,569
Purchases of investments	—	(85,739)
Business acquisitions, net of cash acquired	(340)	(6,666)

Net cash used in investing activities	(3,933)	(12,381)

FINANCING ACTIVITIES
Proceeds from long-term debt	16,110	35,352
Payments of long-term debt	(15,972)	(28,324)
Dividends paid	(639)	(657)
Proceeds from the exercise of stock options	256	—
Tax effect of share-based compensation	(112)	(290)

Net cash (used in) provided by financing activities	(357)	6,081

Effect of exchange rate changes on cash and cash equivalents	(1,474)	(365)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,538)	(11,360)
Cash and cash equivalents at beginning of period	46,350	47,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,812	$36,113

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$2,216	$1,630
Interest	$593	$140

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

The consolidated balance sheet at December 31, 2009 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2009 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

New Accounting Standards

In February 2010, the FASB issued Accounting Standard Update 2010-09 (ASU 2010-09) “Amendments to Certain Recognition and Disclosure Requirements”, in accordance with and as required by the Subsequent Events Topic of FASB ASC 855. This ASU was issued in response to a number of constituents informing the Board that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC guidance. This update provides that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The adoption of this new guidance has been applied to the Company’s Consolidated Financial Statements and the Company has evaluated subsequent events through the date of issuance of these financial statements.

(3) Share-Based Compensation

As of April 4, 2010, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. Upon exercise, vested SARs will be payable in cash. As of April 4, 2010, there were 152,301 stock options, 581,751 restricted stock units, and no SARs outstanding. In addition, there were 558,363 shares available for grant under the 1999 Stock Plan as of April 4, 2010. In the first quarter of 2010, we granted 34,081 stock option awards; we did not grant any stock option awards in 2008 or 2009.

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

The fair value of stock options granted during the three months ended April 4, 2010 of $14.20 was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.3%
Expected life (years)	5.6
Expected stock volatility	47.0%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the three months ended April 4, 2010 and March 29, 2009, we granted 130,226 and 163,962 RSU Awards with approximate fair values of $30.91 and $22.23 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 13,505 and 140,759 RSUs with per unit discount amounts representing fair values of $10.20 and $7.34 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended April 4, 2010 and March 29, 2009, respectively.

Compensation expense related to our share-based plans was $0.8 million for both of the three month periods ended April 4, 2010, and March 29, 2009. For the three months ended April 4, 2010, and March 29, 2009, $0.8 million in each period was recorded as selling, general and administrative expense. As of April 4, 2010, there was $9.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.7 years.

A summary of the status of all stock options granted to employees and non-employee directors as of April 4, 2010 and changes during the three month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	132	$19.81
Granted	34	30.91
Exercised	(14)	18.36
Forfeited	—	N/A

Options outstanding at end of period	152	$22.43

Options exercisable at end of period	117	$19.95

The weighted average contractual term for stock options outstanding and options exercisable as of April 4, 2010 was 5.0 years and 3.6 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 4, 2010 was $0.2 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 4, 2010 was $1.5 million and $1.4 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of April 4, 2010 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	291	$30.63
Granted	130	30.91
Settled	(26)	37.89
Cancelled	(5)	33.46

RSU Awards outstanding at end of period	390	$30.22

RSU Awards vested and deferred at end of period	26	$29.51

The aggregate intrinsic value of RSU Awards settled during the three months ended April 4, 2010 was $0.8 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 4, 2010 was $12.5 million and $0.8 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of April 4, 2010 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	212	$17.32
Granted	14	20.71
Settled	(34)	23.52
Cancelled	—	N/A

RSU MSPs outstanding at end of period	192	$17.85

RSU MSPs vested and deferred at end of period	16	$9.54

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 4, 2010 was $1.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 4, 2010 was $2.7 million and $0.4 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	April 4, 2010	December 31, 2009
Raw materials	$46,291	$53,143
Work in process	72,503	54,908
Finished goods	28,113	36,980

	$146,907	$145,031

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of April 4, 2010 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893
Adjustments to preliminary purchase price allocation	340	—	—	340
Currency translation adjustments	(633)	(25)	(60)	(718)

Goodwill as of April 4, 2010	$39,360	$6,548	$1,607	$47,515

The table below presents gross intangible assets and the related accumulated amortization as of April 4, 2010 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,044	$(5,455)
Trademarks and trade names	22,468	—
Land use rights	426	(46)
Customer relationships	32,973	(8,754)
Other	7,633	(2,735)

Total	$69,544	$(16,990)

Net carrying value of intangible assets	$52,554

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 4, 2010 (In thousands):

	2010	2011	2012	2013	2014	After 2014
Estimated amortization expense	$2,926	$3,399	$2,945	$2,932	$2,901	$14,983

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate /Eliminations	Consolidated Total
Three Months Ended April 4, 2010
Net revenues	$57,722	$27,274	$61,273	$—	$146,269
Inter-segment revenues	139	—	174	(313)	—
Operating income (loss)	2,025	3,606	6,925	(4,607)	7,949
Interest income					(43)
Interest expense					597
Other income, net					(51)
Income before income taxes					7,446
Identifiable assets	262,020	181,368	172,477	(50,475)	565,390
Capital expenditures	899	1,517	936	254	3,606
Depreciation and amortization	1,728	1,021	1,389	69	4,207

Three Months Ended March 29, 2009
Net revenues	$89,307	$28,344	$57,996	$—	$175,647
Inter-segment revenues	221	—	1	(222)	—
Operating income (loss)	17,304	4,371	(1,518)	(5,365)	14,792
Interest income					(146)
Interest expense					178
Other expense, net					(183)
Income before income taxes					14,943
Identifiable assets	343,744	187,543	87,466	(40,812)	577,941
Capital expenditures	874	389	1,257	56	2,576
Depreciation and amortization	1,325	853	1,246	37	3,461

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note (1) of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 4, 2010 and March 29, 2009. Corporate Identifiable Assets after elimination of intercompany assets were $23.8 million and $19.8 million as of April 4, 2010 and March 29, 2009, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 4, 2010			March 29, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,733	17,051	$0.34	$10,460	16,916	$0.62
Dilutive securities, common stock options	—	142	(0.01)	—	98	(0.01)

Diluted EPS	$5,733	17,193	$0.33	$10,460	17,014	$0.61

There were 294,749 and 270,241 anti-dilutive stock options and RSUs for the three months ended April 4, 2010 and March 29, 2009, respectively.

(8) Financial Instruments

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of April 4, 2010, we had twenty-nine forward contracts with a contract value of $20.8 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	10	4,242	U.S. Dollars
Euro/U.S. Dollar	12	3,649	Euros
U.S. Dollar/Euro	7	11,600	U.S. Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of April 4, 2010 the derivative forward contracts had a fair value liability of approximately $0.4 million, which is included in accrued expenses and other current liabilities on our balance sheet.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(9) Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended April 4, 2010 and March 29, 2009 consists of the following (In thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Net income	$5,733	$10,460
Cumulative translation adjustments	(7,305)	(1,877)

Total comprehensive (loss) income	$(1,572)	$8,583

(10) Commitments and Contingencies

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

As of April 4, 2010, Leslie was a named defendant in approximately 1,150 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 623 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 350 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie does not factor these Mississippi filings into its claims reporting and valuation analyses.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. With respect to the remaining verdict, appellate arguments have now occurred and a decision by the appellate court is expected in the next few months. We continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.6 million in accrued interest for the remaining outstanding adverse verdict.

Accounting—Indemnity and Defense Cost Liabilities and Assets

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. During 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience was both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded an initial liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then open claims.

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

As of April 4, 2010, Leslie has recorded asbestos liabilities for resolution of pending and future claims anticipated to be filed through the next five years of $59.8 million ($11.4 million short-term and $48.4 million long-term) compared to $60.3 million as of December 31, 2009. The $59.8 million liability as of April 4, 2010 is comprised of $39.8 million for the estimated cost of resolving those future claims filed during the next five years, $14.8 million for the estimated cost of resolving existing claims, $3.1 million related to the remaining adverse verdict on appeal, and $2.1 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $8.0 million (all short-term) as of April 4, 2010 compared to $4.6 million as of December 31, 2009. The $8.0 million receivable as of April 4, 2010 is comprised of $4.6 million resulting from a recent settlement with Continental Casualty (described further below), $1.2 million for existing claims, $1.1 million related to the remaining adverse verdict and $1.1 million for incurred but unpaid legal costs.

A summary of Leslie’s accrued liabilities for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	April 4, 2010	December 31, 2009
Existing claim indemnity liability	$17,932	$17,916
Future claim indemnity liability	39,800	39,800
Incurred defense cost liability	2,099	2,544
Insurance recoveries receivable	(7,997)	(4,614)

Net asbestos liability	$51,834	$55,646

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

First Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended April 4, 2010 as well as the financial impact on the Company of the asbestos litigation for the three months ended April 4, 2010 and March 29, 2009 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

		Three Months Ended April 4, 2010
Beginning open cases		1,104
Cases filed		150
Cases resolved and dismissed		(104)

Ending open cases		1,150

Ending open mesothelioma cases		623

(In Thousands)	April 4, 2010	March 29, 2009
Indemnity costs accrued (filed cases)	$699	$4,602
Adverse verdict costs (verdict appealed)	65	90
Defense cost incurred	3,731	3,166
Insurance recoveries adjustment	(3,652)	2,069
Insurance recoveries accrued	(1,491)	(1,664)

Net pre-tax asbestos expense (recovery)	$(648)	$8,263

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

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute

Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During April 2010, Leslie and Continental reached an agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations for a lump sum payment of $4.6 million. Because the settlement with Continental includes a complete buyout of Continental’s responsibilities under the subject policies, Leslie is now responsible for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of April 4, 2010, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $2.1 million. After giving effect to our accrual for the adverse verdict currently on appeal, the remaining amount of Leslie’s primary layer of insurance is approximately $1.2 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeds policy limits. While we cannot reasonably predict when Leslie’s primary insurance layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of an adverse verdict, the time period within which such policy limits could be reached could be less than one year.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of April 4, 2010. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie may be required to bear an even greater share of indemnity and defense costs, which could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $49.6 million at April 4, 2010. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from April 4, 2010.

The following table contains information related to standby letters of credit instruments outstanding as of April 4, 2010 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$23,404
Greater than 12 months	26,218

Total	$49,622

(11) Defined Pension Benefit Plans

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

During the three months ended April 4, 2010, we made a cash contribution of $0.1 million to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $2.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Service cost-benefits earned	$100	$87
Interest cost on benefits obligation	534	511
Estimated return on assets	(506)	(402)
Prior service cost amortization	—	4
Loss amortization	73	199

Net periodic cost of defined pension benefit plans	$201	$399

(12) Income Taxes

As required by the Income Tax Topic of the ASC at April 4, 2010 and at December 31, 2009, we had $2.3 and $2.4 million of unrecognized tax benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 4, 2010, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examination by the Internal Revenue Service for years prior to 2006 or for the year 2007. The Company is no longer subject to examination by the tax authorities in Italy for years prior to 2005. The Company has been notified by French tax authorities that a French subsidiary will be examined for 2007 and 2008.

The Company anticipates that by March 31, 2011, total unrecognized tax benefits will decrease by approximately $0.6 million as a result of settlements of current audits exclusive of interest of $0.1 million.

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of April 4, 2010.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 4, 2010 (In thousands):

Balance beginning December 31, 2009	$3,561
Provisions	455
Claims settled	(1,120)
Currency translation adjustments	(123)

Balance ending April 4, 2010	$2,773

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2009, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. is a leading provider of valves and fluid control products for the energy, aerospace, and industrial markets. We offer one of the industry’s broadest and most diverse range of products – a range that allows us to supply end-users with a wide array of valves, systems and component products for fluid control.

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

The Energy segment primarily serves the oil and gas exploration, production and distribution markets. The Aerospace segment serves the military and commercial aerospace markets. The Flow Technologies segment serves our broadest variety of end-markets, including chemical and refining, midstream and downstream oil and gas, marine, power generation, commercial HVAC systems, and other general industrial and processing markets.

We are focused on providing solutions for our customers’ requirements through a broad base of products and services. We have begun to transform our worldwide operations and culture through the development of lean manufacturing techniques and implementation of the CIRCOR Business System. The CIRCOR Business System promotes improved shareholder value through a commitment to certain core competencies, including operational excellence, talent acquisition and development, continuous improvement, new product development, and strategic acquisitions and integration. While we believe many of our product lines have leading positions in their niche markets, our objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. In order to achieve this objective, our key strategies are to:

•	Grow organically by investing in new products, increasing development of mission-critical subsystems, and expanding the geographic reach of our products.

•	Acquire complementary businesses or technologies;

•	Continue our focus on continuous improvement and operational excellence to enhance margins; and

•	Expand our global supply chain capability, especially in China and India.

During the past five years, we have made progress in fundamentally altering the culture of the Company, adopting and instilling a disciplined adherence to lean principles of visual metric management, operational excellence and continuous improvement. While, as with virtually all industrial manufacturers, the economic recession has affected adversely our financial results, we continue to focus on our key strategic initiatives and on quality of earnings by reducing our cost structure, driving operational improvements, and expanding our low cost operations in emerging markets. We continue to proceed through 2010 with caution, and have seen some signs of stabilization in oil and gas prices and expect limited to no growth in most of our end markets. At the same time, we continue to dedicate resources to pursue our key strategic objectives which, we believe, will enable us to grow and improve profitability during and after these uncertain times.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in three segments: Energy, Aerospace, and Flow Technologies.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods, which generally end on the Sunday nearest the calendar quarter-end date.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of guaranteed investment certificates which generally have short-term maturities and are carried at cost which generally approximates fair value.

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

Our net inventory balance was $146.9 million as of April 4, 2010, compared to $145.0 million as of December 31, 2009. Our inventory allowance as of April 4, 2010 was $14.9 million, compared with $13.7 million as of December 31, 2009. Our provision for inventory obsolescence was $1.5 million and $1.1 million for the first quarter of 2010 and 2009, respectively.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of April 4, 2010 and December 31, 2009, we had accrued $13.3 million and $14.6 million, respectively, related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Acquisition Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is generally concluded within twelve months of the acquisition. Our methodology for determining the fair values relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Commitments and Contingencies” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1 hereof.

Impairment Analysis

As required by ASC Topic 350.1-3, “Goodwill and Intangible Assets,” we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit and a discount rate based on the weighted average cost of capital.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of April 4, 2010 decreased $0.4 million to $47.5 million compared to $47.9 million as of December 31, 2009. This decrease is primarily due to currency translation adjustments. There were no indicators of impairment as of April 4, 2010.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, domestic manufacturing deductions, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was (90.3%), 44.9%, and 31.1% for 2009, 2008 and 2007, respectively. Our 2009 tax rate included the tax impact of a $39.8 million non-cash asbestos charge for future claims anticipated over the next five years for which the tax benefit was $13.9 million.

Excluding the non-cash asbestos charge, the 2009 effective tax rate would have been 26.0%. Our 2008 tax rate included the tax impact of an adjustment for goodwill and intangible impairment of $141.3 million, for which the tax basis was $32.8 million. Excluding the goodwill and impairment charge, the 2008 effective tax rate would have been 30.3%.

For 2010, we expect an effective income tax rate of 27%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Regarding deferred income tax assets, we maintained a total valuation allowance of $10.3 million at April 4, 2010 and at December 31, 2009, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

During the three months ended April 4, 2010, we made a cash contribution of $0.1 million to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $2.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended April 4, 2010 Compared to the Three Months Ended March 29, 2009

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 4, 2010 and March 29, 2009:

	Three Months Ended April 4, 2010		Three Months Ended March 29, 2009		% Change
	(Dollars in thousands)
Net revenues	$146,269	100.0%	$175,647	100.0%	(16.7)%
Cost of revenues	103,550	70.8	119,628	68.1	(13.4)

Gross profit	42,719	29.2	56,019	31.9	(23.7)
Selling, general and administrative expenses	35,418	24.2	34,099	19.4	3.9
Asbestos (recoveries) charges	(648)	(0.4)	8,263	4.7	(107.8)
Special charges	—	—	(1,135)	(0.6)	(100.0)

Operating income	7,949	5.4	14,792	8.4	(46.3)
Other (income) expense:
Interest expense, net	554	0.4	32	0.0	(1631.3)
Other (income) expense, net	(51)	(0.0)	(183)	(0.1)	(72.1)

Total other (income) expense	503	0.3	(151)	(0.1)	(433.1)

Income before income taxes	7,446	5.1	14,943	8.5	(50.2)
Provision for income taxes	1,713	1.2	4,483	2.6	(61.8)

Net income	$5,733	3.9%	$10,460	6.0%	(45.2)%

Net Revenues

Net revenues for the three months ended April 4, 2010 decreased by $29.4 million, or 16.7%, to $146.3 million from $175.6 million for the three months ended March 29, 2009. The decrease in net revenues for the three months ended April 4, 2010 was attributable to the following:

	Three Months Ended		Total			Foreign
Segment	April 4, 2010	March 29, 2009	Change	Acquisitions	Operations	Exchange
	(In thousands)
Energy	$57,722	$89,307	$(31,585)	$7,675	$(41,555)	$2,295
Aerospace	27,274	28,344	(1,070)	2,181	(3,618)	367
Flow Technologies	61,273	57,996	3,277	—	1,707	1,570

Total	$146,269	$175,647	$(29,378)	$9,856	$(43,466)	$4,232

The Energy segment accounted for 40% of net revenues for the three months ended April 4, 2010 compared to 51% for the three months ended March 29, 2009. The Aerospace segment accounted for 18% of net revenues for the three months ended April 4, 2010 compared to 16% for the three months ended March 29, 2009. The Flow Technologies segment accounted for 42% of net revenues for the three months ended April 4, 2010 compared to 33% for the three months ended March 29, 2009.

Energy segment revenues decreased by $31.6 million, or 35%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. The decrease was the result of organic declines of $41.6 million partially offset by additional revenues of $7.7 million due to the fourth quarter 2009 acquisition of Pipeline Engineering and revenues of $2.3 million from foreign currency fluctuations. The organic declines of $41.6 million, or 47%, were the result of weakness across all areas, including large international projects, North American oil and gas drilling and production activities as well as US pipeline equipment projects. Orders for this segment increased $14.5 million to $60.3 million for the three months ended April 4, 2010 compared to $45.8 million for the three months ended March 29, 2009. This increase was primarily due strength in North American drilling and production activities, which have partially rebounded from the low order intake recorded in 2009. Orders also increased over the three-months ended March 29, 2009 as a result of the fourth quarter 2009 acquisition of Pipeline Engineering. This was partially offset by a fewer number of large international projects. Backlog has increased by $8.1 million to $135.4 million as of April 4, 2010 compared to the same period in 2009. We have seen a rebound in the North American short cycle activities which is helping to offset lower large international and large pipeline projects.

Aerospace segment revenues decreased by $1.1 million, or 4%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. The decrease in revenues was the net result of an organic decline of 13%, or $3.6 million, driven by softening markets for commercial aerospace, military and defense shipments. This decrease was partially offset by 8%, or $2.2 million, in higher revenues resulting from the March 2009 acquisitions of Bodet Aero (“Bodet”) and Atlas Productions (“Atlas”) and $0.4 million from foreign currency fluctuations. Orders for this segment increased $10.6 million to $33.0 million for the three months ended April 4, 2010 compared to $22.4 million for the three months ended March 29, 2009. This increase was due mainly to the timing of military landing gear spare parts orders, an increase in commercial aftermarket activities and military orders. Backlog has increased by $12.8 million to $121.0 million as of April 4, 2010 compared to the same period in 2009. There have been some signs that the commercial aerospace markets are seeing modest year over year improvement; however, we remain cautious on 2010 anticipating shipments to remain relatively flat compared to 2009.

Flow Technologies segment revenues increased by $3.3 million, or 6%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. The increase in revenues was the net result of an incremental $1.7 million from organic growth primarily due to semiconductor strength, which has rebounded from distressed levels in 2009. Additionally, Flow Technologies experienced $1.6 million in higher revenues resulting from foreign currency fluctuations primarily due to higher Euro and English Pound strength compared to the US dollar. Orders for this segment increased $14.1 million to $67.8 million for the three months ended April 4, 2010 compared to $53.6 million for the three months ended March 29, 2009 with improvement in most markets except commercial construction and chemical and refining. Backlog has increased by $11.4 million to $74.0 million as of April 4, 2010 compared to the same period in 2009 driven primarily by a large U.S. naval order booked during the fourth quarter of 2009, which is not expected to ship until 2011. Our 2010 outlook continues to be cautious for most of our Flow Technologies markets except U.S. naval where we have a strong opening backlog.

Gross Profit

Consolidated gross profit decreased $13.3 million, or 24%, to $42.7 million for the quarter ended April 4, 2010 compared to $56.0 million for the quarter ended March 29, 2009. Consolidated gross margin decreased 270 basis points to 29.2% for the quarter ended April 4, 2010 from 31.9% for the quarter ended March 29, 2009.

Gross profit for the Energy segment decreased $13.1 million, or 49%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. The decrease in gross profit was due primarily to the organic revenue declines in all areas including large international projects, the North American short cycle business and pipeline projects. This was partially offset by a $2.9 million increase resulting from the fourth quarter 2009 acquisition of Pipeline Engineering and a $0.6 million increase due to higher foreign exchange rates compared to the U.S. dollar. Gross margins declined 650 basis points from 29.7% for the quarter ending March 29, 2009 to 23.2% in the quarter ended April 4, 2010. The decline was driven primarily by the lost leverage on the organic revenue reductions, significant pricing pressures, especially in the large international projects, and lower gross margins associated with the Pipeline Engineering acquisition. These declines were partially offset by productivity gains from the lower headcount as well as reduced fixed expenses associated with the closing of two facilities during the fourth quarter of 2009.

Gross profit for the Aerospace segment increased $0.2 million, or 2%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. This segment’s increase was primarily due to $0.5 million from the March 2009 acquisitions of Bodet and Atlas and $0.1 million from favorable foreign exchange rates. This increase was partially offset by a decline of $0.4 million due primarily to the revenue declines and lost operating leverage. Gross margins improved by 200 basis points due to favorable product mix and productivity gains.

Gross profit for the Flow Technologies segment decreased $0.4 million, or 2%, for the quarter ended April 4, 2010 compared to the quarter ended March 29, 2009. This segment’s quarterly gross profit decrease of $0.9 million was the result of organic declines primarily due to weakness in many relevant markets, especially chemical, refining and commercial construction. Such declines were partially offset by strength in the semiconductor market and by a $0.5 million increase due to higher foreign exchange rates compared to the US dollar. Gross margins contracted 250 basis points due mostly to unfavorable product mix partially offset by productivity gains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million, or 4%, to $35.4 million for the quarter ended April 4, 2010 compared to $34.1 million for the three months ended March 29, 2009. Selling, general and administrative expenses as a percentage of revenues increased 480 basis points to 24.2% for the three months ended April 4, 2010 compared to 19.4% for the three months ended March 29, 2009.

Selling, general and administrative expenses for the Energy segment increased 10%, or $1.0 million, compared to the first quarter 2009 due to a $2.7 million increase from the acquisition of Pipeline Engineering and a $0.4 million increase due to foreign exchange rates. These increases were partially offset by a $2.1 million operational decline due to lower commissions, administrative and severance costs.

Selling, general and administrative expenses for the Aerospace segment increased 17%, or $0.9 million, compared to the first quarter 2009. The increase is mainly due to a $0.7 million increase from the March 2009 acquisitions of Bodet and Atlas and $0.1 due to unfavorable foreign exchange rates compared to the U.S. dollar. The remaining change includes increased expenses for product development supporting new programs offset by lower acquisition related expenses.

Selling, general and administrative expenses for the Flow Technologies segment increased 1%, or $0.1 million, compared to the first quarter 2009.

Corporate selling, general and administrative expenses decreased $0.7 million in the first quarter of 2010 from the same period in 2009. The decrease was primarily due to lower incentive compensation and pension related expenses.

Asbestos Charges, Net

Asbestos charges are associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos related costs decreased $8.9 million to a net recovery of $0.6 million for the three months ended April 4, 2010 compared to an $8.3 million expense for the three months ended March 29, 2009. This decrease was comprised of $3.9 million in lower indemnity costs, as the first quarter of 2010 had fewer new cases filed, and the cost per settled claim was lower during the first quarter of 2010. In addition, during the three months ended April 4, 2010, there was an insurance recovery of $3.7 million in contrast to the three months ended March 29, 2009, during which there was an insurance expense of $2.1 million. This recovery related to the settlement of a dispute with one of our insurance providers. The remaining increase of $0.7 million relates to higher legal expenses and lower insurance benefits.

Special Charges

For the three months ended April 4, 2010, we did not record any special charges. For the three months ended March 29, 2009, we recorded a special recovery of $1.1 million associated with a gain on a sale of land.

Operating Income

The change in operating income for the three months ended April 4, 2010 compared to the three months ended March 29, 2009 was as follows:

	Three Months Ended		Total			Foreign
Segment	April 4, 2010	March 29, 2009	Change	Acquisitions	Operations	Exchange
	(Dollars In thousands)
Energy	$2,025	$17,304	$(15,279)	$234	$(15,706)	$193
Aerospace	3,606	4,371	(765)	(169)	(600)	4
Flow Technologies	6,925	(1,518)	8,443	—	8,290	153
Corporate	(4,607)	(5,365)	758	—	771	(13)

Total	$7,949	$14,792	$(6,843)	$65	$(7,245)	$337

Operating income decreased 46%, or $6.8 million, for the three months ended April 4, 2010 compared to the three months ended March 29, 2009, on a 16.7% decrease in revenues.

Operating income for the Energy segment decreased $15.3 million, or 88%, for the first quarter 2010, as operating margin decreased 1,580 basis points to 3.5% on a revenue decrease of 35%, compared to the first quarter 2009. The decrease in operating income was due primarily to significant organic revenue declines across the segment, the associated lost operating leverage and unfavorable pricing in large international projects. This was partially offset by lower commissions, reduced administrative costs and operating income of $0.2 million from the Pipeline Engineering acquisition.

Operating income for the Aerospace segment decreased $0.8 million, or 18%, for the first quarter of 2010 compared to the first quarter of 2009. The decrease in operating income is primarily due to organic revenue declines and associated lost operating leverage and increased expenses for product development supporting new programs partially offset by productivity gains and reduced acquisition expenses.

Operating income for the Flow Technologies segment increased $8.4 million compared to the same period last year. The biggest factor was favorable asbestos charges of $8.9 million, primarily from lower indemnity costs and favorable insurance recovery adjustments.

Interest Expense, Net

Interest expense, net, increased from zero to $0.6 million for the three months ended April 4, 2010 compared to the three months ended March 29, 2009. This increase in interest expense was primarily due to higher fees and interest on our debt borrowings associated with our revolving credit facility and lower interest income on lower investments.

Provision for Taxes

The effective income tax rate was 23.0% and 30.0% for the first quarters of 2010 and 2009, respectively. The decrease in the income tax rate for the first quarter 2010 compared to the first quarter 2009 was primarily due to a foreign jurisdiction research and development credit related to prior years and to lower income in high tax rate jurisdictions.

Net Income

Net income decreased $4.7 million to $5.7 million in the first quarter 2010 on 17% lower revenues, compared to the same quarter in 2009. The decrease was primarily the result of decreased profitability in the Energy segment due to significant organic volume reductions. This decreased profitability was partially offset by improved Flow Technologies segment profitability , primarily due to favorable asbestos charges compared to the prior year and lower income taxes due to lower earnings in jurisdictions with higher tax rates.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, and debt service costs. Excluding our first quarter results in 2010 and 2009, we have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three months ended April 4, 2010 (In thousands):

Cash flow used in:
Operating activities	$(2,774)
Investing activities	(3,933)
Financing activities	(357)
Effect of exchange rates on cash and cash equivalents	(1,474)

Decrease in cash and cash equivalents	$(8,538)

During the three months ended April 4, 2010, we used $2.8 million in cash from operating activities compared to $4.7 million used during the three months ended March 29, 2009. The lower amount of cash used in operating activities was primarily due to decreases in working capital partially offset by lower net income during the three months ended April 4, 2010, compared to the same period in 2009. The $3.9 million used by investing activities consisted primarily of purchases of capital equipment. Financing activities used $0.4 million, which included a net $0.1 million of debt borrowings and $0.3 million in proceeds from the exercise of stock options offset by $0.6 million used to pay dividends to shareholders.

As of April 4, 2010, total debt was $7.5 million, which remained virtually unchanged from December 31, 2009. During the first quarter of 2010, we repaid our outstanding industrial revenue bond of $4.8 million and borrowed an additional $5.1 million from our existing credit facilities. Total debt as a percentage of total shareholders’ equity remained unchanged at 2% as of April 4, 2010 and as of December 31, 2009.

In July 2009, we entered into a new three and one half year unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous credit agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of April 4, 2010, we had borrowings of $2.4 million outstanding under our new credit facility and $49.6 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. As of April 4, 2010, we were in compliance with all covenants related to our existing debt obligations.

The ratio of current assets to current liabilities was 2.54:1 at April 4, 2010, compared to 2.52:1 at December 31, 2009. Cash and cash equivalents were $37.8 million as of April 4, 2010, compared to $46.3 million as of December 31, 2009.

In 2010, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends approximating $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and/or the issuance of our common stock.

The public and private capital markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown at unprecedented levels. This has spawned an unprecedented deterioration in many industrial markets, including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. A prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity Risk

As of April 4, 2010, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $2.4 million borrowed under our revolving credit facility as of April 4, 2010. Based upon expected levels of borrowings under our credit facility in 2010, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of less than $0.1 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of April 4, 2010, we had twenty-nine forward contracts with a contract value of $20.8 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	10	4,242	U.S. Dollars
Euro/U.S. Dollar	12	3,649	Euros
U.S. Dollar/Euro	7	11,600	U.S. Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of April 4, 2010 the derivative forward contracts had a fair value liability of approximately $0.4 million, which is included in accrued expenses and other current liabilities on our balance sheet.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in our internal controls over financial reporting during the quarter ended April 4, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

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

As of April 4, 2010, Leslie was a named defendant in approximately 1,150 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 623 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

In addition to these claims, Leslie remains a named defendant in approximately 350 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continue to expect that most of the remaining Mississippi claims against Leslie will be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it is possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would be made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie does not factor these Mississippi filings into its claims reporting and valuation analyses.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would result in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. With respect to the remaining verdict, appellate arguments have now occurred and a decision by the appellate court is expected in the next few months. We continue to believe there are strong grounds for overturning this verdict, or for significantly reducing the amount of the award or requiring a new trial. Leslie has recorded $0.6 million in accrued interest for the remaining outstanding adverse verdict.

Accounting—Indemnity and Defense Cost Liabilities and Assets

Leslie records an estimated liability associated with reported asbestos claims when it believes that a loss is both probable and can be reasonably estimated. During 2007, we engaged Hamilton, Rabinovitz and Associates, Inc. (“HR&A”), a firm specializing in estimating expected liabilities of mass tort claims, to help us determine an estimate of Leslie’s asbestos-related liabilities. Because Leslie’s claims experience was both limited and variable, HR&A concluded that any estimate of pending or future liabilities of Leslie’s asbestos claims would be highly uncertain from a statistical perspective. Leslie’s management determined, however, that, by using its historical (albeit limited and variable) average cost by disease classification in resolving closed claims, and by applying this information to the mix of current open claims, it could make a reasonable estimate of the indemnity costs to be incurred in resolving such current open claims. As a result, Leslie recorded an initial liability of $9.0 million during the fourth quarter of 2007 for the estimated indemnity cost associated with resolution of its then open claims.

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

As of April 4, 2010, Leslie has recorded asbestos liabilities for resolution of pending and future claims anticipated to be filed through the next five years of $59.8 million ($11.4 million short-term and $48.4 million long-term) compared to $60.3 million as of December 31, 2009. The $59.8 million liability as of April 4, 2010 is comprised of $39.8 million for the estimated cost of resolving those future claims filed during the next five years, $14.8 million for the estimated cost of resolving existing claims, $3.1 million related to the remaining adverse verdict on appeal, and $2.1 million for incurred but unpaid legal costs. Asbestos related insurance receivable amounts totaled $8.0 million (all short-term) as of April 4, 2010 compared to $4.6 million as of December 31, 2009. The $8.0 million receivable as of April 4, 2010 is comprised of $4.6 million resulting from a recent settlement with Continental Casualty (described further below), $1.2 million for existing claims, $1.1 million related to the remaining adverse verdict and $1.1 million for incurred but unpaid legal costs.

A summary of Leslie’s accrued liabilities for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries is provided below.

In Thousands	April 4, 2010	December 31, 2009
Existing claim indemnity liability	$17,932	$17,916
Future claim indemnity liability	39,800	39,800
Incurred defense cost liability	2,099	2,544
Insurance recoveries receivable	(7,997)	(4,614)

Net asbestos liability	$51,834	$55,646

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

First Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended April 4, 2010 as well as the financial impact on the Company of the asbestos litigation for the three months ended April 4, 2010 and March 29, 2009 (excluding open Mississippi claims for which we anticipate dismissal of such claims for the reasons described above):

		Three Months Ended April 4, 2010
Beginning open cases		1,104
Cases filed		150
Cases resolved and dismissed		(104)

Ending open cases		1,150

Ending open mesothelioma cases		623

(In Thousands)	April 4, 2010	March 29, 2009
Indemnity costs accrued (filed cases)	$699	$4,602
Adverse verdict costs (verdict appealed)	65	90
Defense cost incurred	3,731	3,166
Insurance recoveries adjustment	(3,652)	2,069
Insurance recoveries accrued	(1,491)	(1,664)

Net pre-tax asbestos expense (recovery)	$(648)	$8,263

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

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental Casualty, a CNA company (“Continental”), informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During April 2010, Leslie and Continental reached an agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations for a lump sum payment of $4.6 million. Because the settlement with Continental includes a complete buyout of Continental’s responsibilities under the subject policies, Leslie is now responsible for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of April 4, 2010, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $2.1 million. After giving effect to our accrual for the adverse verdict currently on appeal, the remaining amount of Leslie’s primary layer of insurance is approximately $1.2 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs are no longer partially offset by a corresponding insurance recovery. However, defense costs, which are recognized as incurred, will continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeds policy limits. While we cannot reasonably predict when Leslie’s primary insurance layer will be fully exhausted, if Leslie’s rate of settlements were to continue at a pace consistent with the past two years, and, assuming no payments on account of any adverse verdicts, policy limits would be reached within approximately one year. If, however, Leslie were to be required to make payments on account of an adverse verdict, the time period within which such policy limits could be reached could be less than one year.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of April 4, 2010. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie may be required to bear an even greater share of indemnity and defense costs, which could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations.

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

ITEM 1A.	RISK FACTORS.

We have not identified any material changes from the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at April 4, 2010 and December 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1§*	Form of Non-Qualified Stock Option Agreement for Employees under the Circor International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (Three Year Cliff Vesting).

10.2§*	Form of Restricted Stock Unit Agreement for Employees and Directors under the Circor International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (Three Year Annual Vesting).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 10, 2010	/s/ A. William Higgins
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: May 10, 2010	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 10, 2010	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer