Form 10-Q
period 2010-07-04
CIRCOR INTERNATIONAL INC
filed 2010-08-02
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

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

As of July 26, 2010, there were 17,093,793 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I  FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 4, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,857	$46,350
Short-term investments	94	21,498
Trade accounts receivable, less allowance for doubtful accounts of $1,432 and $1,992, respectively	125,468	115,260
Inventories	152,996	145,031
Income taxes refundable	0	726
Prepaid expenses and other current assets	7,697	4,195
Deferred income tax asset	42,187	15,847
Insurance receivables	1,180	4,614
Assets held for sale	542	1,167

Total Current Assets	391,021	354,688

PROPERTY, PLANT AND EQUIPMENT, NET	91,426	95,167
OTHER ASSETS:
Goodwill	50,580	47,893
Intangibles, net	50,310	55,238
Deferred income tax asset	0	5,676
Other assets	3,058	3,391

TOTAL ASSETS	$586,395	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,900	$57,239
Accrued expenses and other current liabilities	46,379	46,736
Accrued compensation and benefits	18,444	18,617
Leslie asbestos and bankruptcy related liabilities	82,431	12,476
Income taxes payable	417	0
Notes payable and current portion of long-term debt	696	5,914

Total Current Liabilities	226,267	140,982

LONG-TERM DEBT, NET OF CURRENT PORTION	4,279	1,565
DEFERRED INCOME TAXES	11,512	0
LONG-TERM LESLIE ASBESTOS & BANKRUPTCY RELATED LIABILITIES	0	47,785
OTHER NON-CURRENT LIABILITIES	20,209	21,313
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,093,206 and 16,991,365 shares issued and outstanding at July 4, 2010 and December 31, 2009, respectively	171	170
Additional paid-in capital	252,098	249,960
Retained earnings	79,620	86,408
Accumulated other comprehensive (loss) income	(7,761)	13,870

Total Shareholders’ Equity	324,128	350,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$586,395	$562,053

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net revenues	$168,005	$164,535	$314,274	$340,182
Cost of revenues	118,463	116,032	222,013	235,660

GROSS PROFIT	49,542	48,503	92,261	104,522
Selling, general and administrative expenses	37,959	34,242	73,376	68,340
Leslie asbestos and bankruptcy charges	28,908	3,442	28,260	11,705
Special (recoveries) charges	0	0	0	(1,135)

OPERATING (LOSS) INCOME	(17,325)	10,819	(9,375)	25,612

Other (income) expense:
Interest income	(50)	(167)	(92)	(314)
Interest expense	636	208	1,233	386
Other expense (income), net	258	(267)	207	(449)

Total other expense (income)	844	(226)	1,348	(377)

(LOSS) INCOME BEFORE INCOME TAXES	(18,169)	11,045	(10,723)	25,989
Benefit (Provision) for income taxes	6,928	(3,313)	5,216	(7,797)

NET (LOSS) INCOME	$(11,241)	$7,732	$(5,507)	$18,192

(Loss) earnings per common share:
Basic	$(0.66)	$0.46	$(0.32)	$1.07
Diluted	$(0.66)	$0.45	$(0.32)	$1.07
Weighted average number of common shares outstanding:
Basic	17,108	16,970	17,080	16,944
Diluted	17,108	17,066	17,080	17,040
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
OPERATING ACTIVITIES
Net (loss) income	$(5,507)	$18,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,343	6,084
Amortization	1,942	1,249
Provision for Leslie bankruptcy settlement	24,974	0
Compensation expense of share-based plans	1,814	1,585
Tax effect of share-based compensation	(90)	403
Loss (gain) on sale/disposal of property, plant and equipment	275	(33)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(19,247)	16,791
Inventories	(14,850)	27,371
Prepaid expenses and other assets	3,228	701
Accounts payable, accrued expenses and other liabilities	15,511	(56,594)

Net cash provided by operating activities	14,393	15,749

INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,187)	(4,501)
Proceeds (purchases) from the disposal of property, plant and equipment	(233)	43
Business acquisitions, net of cash acquired	(5,210)	(7,510)
Purchases of short-term investments	0	(214,925)
Proceeds from the sale of short-term investments	21,427	201,826

Net cash provided by (used in) investing activities	7,797	(25,067)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	32,458	64,187
Payments of long-term debt	(34,645)	(68,545)
Dividends paid	(1,279)	(1,294)
Proceeds from the exercise of stock options	293	36
Tax effect of share-based compensation	90	(403)

Net cash used in financing activities	(3,083)	(6,019)

Effect of exchange rate changes on cash and cash equivalents	(4,600)	902

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,507	(14,435)
Cash and cash equivalents at beginning of period	46,350	47,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,857	$33,038

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$2,613	$2,875
Interest	$1,166	$487

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

Subsequent Events

In connection with the preparation of these financial statements the Company has evaluated events and transactions through the date the financial statements were issued.

(3) Share-Based Compensation

As of July 4, 2010, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of July 4, 2010, there were 150,801 stock options, 525,912 restricted stock units, and no SARs outstanding. In addition, there were 572,437 shares available for grant under the 1999 Stock Plan as of July 4, 2010. As of July 4, 2010 there were 26,025 outstanding restricted stock units that are considered participating securities and included in our computation of basic and fully diluted earnings per share During the first six months of 2010 we granted 34,081 stock option awards; we did not grant any stock option awards in 2008 or 2009.

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

The fair value of stock options granted during the six months ended July 4, 2010 of $14.20 was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.3%
Expected life (years)	5.6
Expected stock volatility	47.0%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the six months ended July 4, 2010 and June 28, 2009, we granted 130,226 and 163,962 RSU Awards with approximate fair values of $30.91 and $22.23 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 13,505 and 140,759 RSUs with per unit discount amounts representing fair values of $10.20 and $7.34 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended July 4, 2010 and June 28, 2009, respectively.

Compensation expense related to our share-based plans for the six month periods ended July 4, 2010, and June 28, 2009 was $1.8 million and $1.6 million, respectively, and was recorded as selling, general and administrative expense. As of July 4, 2010, there was $7.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.6 years.

A summary of the status of all stock options granted to employees and non-employee directors as of July 4, 2010 and changes during the six month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	132	$19.81
Granted	34	30.91
Exercised	(15)	18.99
Forfeited	0	N/A

Options outstanding at end of period	151	$22.40

Options exercisable at end of period	117	$19.92

The weighted average contractual term for stock options outstanding and options exercisable as of July 4, 2010 was 4.8 years and 3.3 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 4, 2010 was $0.2 million and the aggregate intrinsic value of both stock options outstanding and options exercisable as of July 4, 2010 was $0.6 million.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of July 4, 2010 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	291	$30.63
Granted	130	30.91
Settled	(65)	29.82
Cancelled	(8)	33.51

RSU Awards outstanding at end of period	348	$30.86

RSU Awards vested and deferred at end of period	24	$30.23

The aggregate intrinsic value of RSU Awards settled during the six months ended July 4, 2010 was $2.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 4, 2010 was $8.9 million and $0.6 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of July 4, 2010 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	212	$17.32
Granted	14	20.71
Settled	(48)	19.13
Cancelled	0	N/A

RSU MSPs outstanding at end of period	178	$18.59

RSU MSPs vested and deferred at end of period	2	$19.79

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 4, 2010 was $0.6 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 4, 2010 was $1.5 million and $0.0 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	July 4, 2010	December 31, 2009
Raw materials	$45,597	$53,143
Work in process	76,758	54,908
Finished goods	30,641	36,980

	$152,996	$145,031

(5) Goodwill and Intangible Assets

The following table presents goodwill, by segment, as of July 4, 2010 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893
Acquisitions	0	1,333	2,839	4,172
Currency translation adjustments	(1,130)	(205)	(150)	(1,485)

Goodwill as of July 4, 2010	$38,523	$7,701	$4,356	$50,580

The table below presents the gross intangible assets and the related accumulated amortization as of July 4, 2010 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,047	$(5,469)
Trademarks and trade names	21,803	0
Land use rights	429	(49)
Customer relationships	32,460	(9,307)
Other	7,337	(2,941)

Total	$68,076	$(17,766)

Net carrying value of intangible assets	$50,310

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 4, 2010 (In thousands):

	2010	2011	2012	2013	2014	After 2014
Estimated amortization expense	$1,910	$3,381	$2,879	$2,865	$2,834	$14,638

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Three Months Ended July 4, 2010
Net revenues	$77,305	$27,811	$62,889	$0	$168,005
Intersegment revenues	148	0	312	(460)	0
Operating income (loss)	6,424	4,067	(21,472)	(6,344)	(17,325)
Interest income					(50)
Interest expense					636
Other income, net					258

(Loss) before income taxes					$(18,169)

Identifiable assets	262,508	181,324	172,651	(30,088)	586,395
Capital expenditures	1,974	1,438	625	543	4,580
Depreciation and amortization	1,592	1,031	1,369	87	4,079

Three Months Ended June 28, 2009
Net revenues	$76,814	$30,243	$57,478	$0	$164,535
Intersegment revenues	128	0	14	(142)	0
Operating income (loss)	9,461	4,905	2,042	(5,589)	10,819
Interest income					(167)
Interest expense					208
Other income, net					(267)

Income before income taxes					$11,045

Identifiable assets	342,992	186,938	89,841	(54,207)	565,564
Capital expenditures	492	498	820	115	1,925
Depreciation and amortization	1,358	1,128	1,337	49	3,872

Six Months Ended July 4, 2010
Net revenues	$135,027	$55,085	$124,162	$0	$314,274
Intersegment revenues	287	0	486	(773)	0
Operating income (loss)	8,449	7,674	(14,547)	(10,951)	(9,375)
Interest income					(92)
Interest expense					1,233
Other income, net					207

(Loss) before income taxes					$(10,723)

Identifiable assets	262,508	181,324	172,651	(30,088)	586,395
Capital expenditures	2,874	2,955	1,561	797	8,187
Depreciation and amortization	3,320	2,052	2,758	155	8,285

Six Months Ended June 28, 2009
Net revenues	$166,121	$58,587	$115,474	$0	$340,182
Intersegment revenues	349	0	15	(364)	0
Operating income (loss)	26,765	9,277	523	(10,953)	25,612
Interest income					(314)
Interest expense					386
Other income, net					(449)

Income before income taxes					$25,989

Identifiable assets	342,992	186,938	89,841	(54,207)	565,564
Capital expenditures	1,366	887	2,077	171	4,501
Depreciation and amortization	2,683	1,981	2,583	86	7,333

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of July 4, 2010 and June 28, 2009. Corporate Identifiable Assets, after elimination of intercompany assets were $45.8 million and $13.7 million as of July 4, 2010 and June 28, 2009, respectively.

(7) Earnings (Loss) Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 4, 2010			June 28, 2009
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Common Share “EPS”	$(11,241)	17,108	$(0.66)	$7,732	16,970	$0.46
Dilutive securities, common stock options	0	0	0	0	96	(0.01)

Diluted EPS	$(11,241)	17,108	$(0.66)	$7,732	17,066	$0.45

	Six Months Ended
	July 4, 2010			June 28, 2009
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(5,507)	17,080	$(0.32)	$18,192	16,944	$1.07
Dilutive securities, common stock options	0	0	0	0	96	0

Diluted EPS	$(5,507)	17,080	$(0.32)	$18,192	17,040	$1.07

There were 145,344 and 277,066 anti-dilutive stock options and RSUs for the six months ended July 4, 2010 and June 28, 2009, respectively.

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

As of July 4, 2010, we had eighteen forward contracts with a contract value of $35.0 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	6	2,151 U.S. Dollars
Euro/U.S. Dollar	3	763 Euros
U.S. Dollar/Euro	8	13,600 U.S. Dollars
Canadian Dollar/Euro	1	19,500 Canadian Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of July 4, 2010 the derivative forward contracts resulted in a fair value liability of approximately $2.0 million, which is included in accrued expenses and other current liabilities on our balance sheet.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under Accounting Standards Codification (“ASC”) Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(9) Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended July 4, 2010 and June 28, 2009 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net (loss) income	$(11,241)	$7,732	$(5,507)	$18,192
Cumulative translation adjustments	(14,326)	8,042	(21,631)	6,164

Total comprehensive (loss) income	$(25,567)	$15,774	$(27,138)	$24,356

(10) Contingencies and Commitments

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010, our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Petition”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

Events Pre-dating Leslie’s Bankruptcy Filing

Like many other manufacturers of fluid control products, Leslie, which we acquired in 1989, had been up to the date of filing of the Bankruptcy Petition and may continue to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases.

At the end of the second quarter 2010, Leslie was a named defendant in approximately 1,214 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 672 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition to these claims, Leslie remained a named defendant in approximately 69 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continued to expect that most of the remaining Mississippi claims against Leslie would be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it was possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would have been made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie did not factor these Mississippi filings into its claims reporting and valuation analyses.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, juries or courts have reached a different conclusion in particular cases and could have done so in others.

Leslie has resolved a number of asbestos-related claims over the past few years for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year were generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would have resulted in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. After receiving a favorable ruling from the appellate court on the second adverse verdict (which initially resulted in an approximate $2.5 million award against Leslie), Leslie agreed to a reduced award of approximately $0.5 million.

Leslie’s Bankruptcy Filing and Subsequent Developments

On July 12, 2010, Leslie filed the Bankruptcy Petition and, simultaneously, filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated plan include creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for Asbestos Personal Injury Claims, and (ii) to $2.6 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. In addition, Leslie will remain a subsidiary of CIRCOR during and after Chapter 11 bankruptcy. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with a proposed independent representative of Leslie’s future claimants.

The filing of the Bankruptcy Petition automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that bars the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and the Court scheduled a hearing for August 9, 2010 on Leslie’s request for a preliminary injunction that would bar the prosecution or commencement of such claims until final approval of the Reorganization Plan, which would permanently channel such claims to the Trust. The Bankruptcy Court also scheduled a hearing for August 19, 2010 on Leslie’s motions to approve procedures for voting on the proposed Plan and for approval of a Disclosure Statement that would be sent to the holders of claims against Leslie to enable them to vote on the proposed Plan. Under the Bankruptcy Code, confirmation of the Reorganization Plan requires the approval of at least 75% of current asbestos claimants as well as court approval. Funding of the Trust would occur after the final Court approval of the Reorganization Plan.

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

As a result of the filing by Leslie of the Bankruptcy Petition and Reorganization Plan, however, we have accrued liabilities based on the terms of the Reorganization Plan. As of July 4, 2010, we have recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $81.3 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	July 4, 2010	December 31, 2009
Bankruptcy and indemnity liability	$78,976	$57,716
Incurred defense cost liability	3,455	2,544
Insurance recoveries receivable	(1,180)	(4,614)

Net asbestos liability	$81,251	$55,646

As described above, there are a number of uncertainties in connection with the Reorganization Plan that Leslie has filed. If the Reorganization Plan is not approved as filed, then the actual costs of resolving these pending and future asbestos claims could be substantially higher or lower than the current estimate.

Second Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended July 4, 2010 as well as the financial impact on the Company of the asbestos litigation (and bankruptcy filing) for the three and six months ended July 4, 2010 and June 28, 2009 (excluding open Mississippi claims, for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended July 4, 2010
Beginning open cases	1,150
Cases filed	169
Cases resolved and dismissed	(105)

Ending open cases	1,214

Ending open mesothelioma cases	672

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through July 4, 2010 as well as additional charges of $27.3 million incurred during the three months ended July 4, 2010 associated with Leslie’s bankruptcy filing. The $27.3 million of bankruptcy related charges, net is comprised of an anticipated $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $2.3 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of July 4, 2010.

	Three Months Ended		Six Months Ended
(In Thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Indemnity costs accrued (cases filed)	$1,797	$2,109	$2,496	$6,711
Adverse verdict costs (recoveries)	(2,455)	97	(2,390)	187
Defense cost incurred	3,435	3,275	7,166	6,441
Insurance recoveries adjustment	0	0	(3,652)	2,069
Insurance recoveries accrued	(1,135)	(2,039)	(2,626)	(3,703)

	Three Months Ended		Six Months Ended
(In Thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Bankruptcy related charges, net	27,266	0	27,266	0

Net pre-tax asbestos and bankruptcy expense	$28,908	$3,442	$28,260	$11,705

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

During the first quarter of 2009, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, reached its maximum indemnity obligation under the applicable insurance policy. As a result, Leslie then assumed responsibility for the 8% share previously paid by Zurich.

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental, informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During April 2010, Leslie and Continental reached an agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations (including certain defense and indemnity obligations incurred prior to the settlement) for a lump sum payment of $4.6 million. Because the settlement with Continental included a complete buyout of Continental’s responsibilities under the subject policies, Leslie assumed responsibility for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of July 4, 2010, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.6 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for filing of the Bankruptcy Petition, would continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with the defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of July 4, 2010. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie would be required to bear an even greater share of indemnity and defense costs, which, but for the filing of the Bankruptcy Petition, could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows. As discussed previously, under the Reorganization Plan all remaining indemnity insurance proceeds would go to the Trust.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations. In addition, as noted above, the Reorganization Plan provides for a permanent injunction of any derivative claims against the Company resulting from Leslie’s asbestos liability. Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence, the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $45.4 million at July 4, 2010. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from July 4, 2010.

The following table contains information related to standby letters of credit instruments outstanding as of July 4, 2010 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$24,528
Greater than 12 months	20,896

Total	$45,424

(11) Defined Benefit Pension Plans

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

During the three and six months ended July 4, 2010, we made cash contributions of $0.1 million and $0.4 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $1.9 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost-benefits earned	$100	$87	$200	$175
Interest cost on benefits obligation	534	511	1,069	1,022
Estimated return on assets	(506)	(402)	(1,013)	(804)
Prior service cost amortization	0	4	0	8
Loss amortization	73	199	147	398
One time SERP settlement charge	0	0	0	240

Net periodic cost of defined benefit pension plans	$201	$399	$403	$1,039

(12) Income Taxes

As required by the Income Tax Topic of the ASC at July 4, 2010 and at December 31, 2009, we had $1.3 and $2.0 million of unrecognized tax benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 4, 2010, we have approximately $0.1 million of accrued interest related to uncertain tax positions.

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

The Company does not anticipate that total unrecognized tax benefits will decrease by June 30, 2011 as a result of settlements of current audits.

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to substantially recover any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of July 4, 2010.

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

The following table sets forth information related to our product warranty reserves for the three months ended July 4, 2010 (In thousands):

Balance beginning December 31, 2009	$3,561
Provisions	1,028
Claims settled	(1,799)
Currency translation adjustments	(268)

Balance ending July 4, 2010	$2,522

(14) Business Acquisitions

During the second fiscal quarter of 2010 we acquired three small businesses as described below. We expect to finalize our acquisition accounting, including the fair valuation of tangible and intangible assets and liabilities for all three businesses during the third quarter of 2010. The excess of the purchase price over the current estimated fair value of the net identifiable assets of $4.2 million has been recorded as goodwill.

On April 6, 2010, we acquired Ateliers de Navarre (“ADN”), located in Pau, France. Also on April 6, 2010, we acquired the remaining 48% ownership interest of Technoflux Sarl (“Technoflux”), a Moroccan corporation. ADN and Technoflux which are reported in our Aerospace segment will expand our capabilities in DC and AC motors, stator, rotor, solenoid and bobbin assembly.

On May 31, 2010 we acquired the valves division of India-based Mazda Ltd., (“Mazda”) a manufacturer of severe service control valves and vacuum systems. The acquired operation is reported in our Flow Technologies segment.

(15) Subsequent Event

On July 12, 2010, our subsidiary Leslie Controls, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization in an effort to permanently resolve Leslie’s liability for asbestos claims. For additional discussion regarding this item refer to Note 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, Leslie’s ability to obtain successful confirmation of a pre-negotiated plan of reorganization filed in U.S. Bankruptcy Court, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2009, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During the past five years, we have made progress in fundamentally altering the culture of the Company, adopting and instilling a disciplined adherence to lean principles of visual metric management, operational excellence and continuous improvement. While, as with virtually all industrial manufacturers, the economic recession has affected adversely our financial results, we continue to focus on our key strategic initiatives and on quality of earnings by reducing our cost structure, driving operational improvements, and expanding our low cost operations in emerging markets. We continue to proceed through 2010 with caution, and have seen some signs of stabilization in oil and gas prices and expect, with a few exceptions, limited to no growth in most of our end markets. At the same time, we continue to dedicate resources to pursue our key strategic objectives which, we believe, will enable us to grow and improve profitability during and after these uncertain times.

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

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. Assumptions about future demand are among the primary factors utilized to estimate market value. Future demand is generally based on actual usage of inventory on a line item basis over the past two years and is adjusted for forecasted future demand, current backlog levels and/or existing market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $153.0 million as of July 4, 2010, compared to $145.0 million as of December 31, 2009. Our inventory allowance as of July 4, 2010 was $14.5 million, compared with $13.7 million as of December 31, 2009. Our provision for inventory obsolescence was $2.1 million and $3.2 million for the first six months of 2010 and 2009, respectively. Although we have experienced declines in our organic revenue for the six months ended July 4, 2010, we have experienced increases in orders and order backlog and we believe our inventory allowances remain adequate with a net realizable value of our inventory higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of July 4, 2010 and December 31, 2009, we had accrued $12.9 million and $14.6 million, respectively, related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. In addition, we are currently involved with the bankruptcy filing of our Leslie subsidiary. We have accrued for the anticipated settlement costs associated with the pre-negotiated plan of reorganization filed in U.S. Bankruptcy Court and expense the related professional fees when incurred. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Commitments and Contingencies” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1 hereof.

Goodwill Impairment Analysis

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

The July 12, 2010, filing of bankruptcy by Leslie within the Flow Technologies segment, was an indicator of impairment. As such, we performed an analysis which compared the estimated fair value of the Flow Technologies reporting unit to its book value as of July 4, 2010 using the same methodology as we used for annual assessment as of December 31, 2009. This analysis indicated that the fair value of the reporting unit exceeded the book value by approximately 35% resulting in no impairment of the $4.4 million of goodwill reported within the Flow Technologies reporting unit as of July 4, 2010.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of July 4, 2010 increased $0.7 million to $50.6 million compared to $47.9 million as of December 31, 2009. This increase is primarily due to the 2010 acquisitions of Mazda and ADN, offset by currency translation adjustments.

Long-Lived Assets Impairment Analysis

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies segment, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in the fourth quarter of 2007. As part of our 2008 and 2009 annual goodwill impairment analyses, with the assistance of an independent third-party appraisal firm, we performed an impairment analysis for the asset groups within the Flow Technologies segment. This analysis led us to conclude that only the Leslie business unit was impaired and we determined that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary. The filing of bankruptcy by Leslie on July 12, 2010, was another indicator of impairment and we concluded again as of July 4, 2010 that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary.

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

For 2010, we expect an effective income tax rate of 27%, excluding the certain costs associated with the bankruptcy filing. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net foreign deferred tax liability and a domestic deferred income tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $10.2 and $10.3 million at July 4, 2010 and December 31, 2009 respectively, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income and projects future taxable income. The Company is also able to avail itself of federal tax carryback provisions and has future taxable temporary differences. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the six months ended July 4, 2010, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $1.9 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended July 4, 2010 Compared to the Three Months Ended June 28, 2009.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended July 4, 2010 and June 28, 2009:

	Three Months Ended
	July 4, 2010		June 28, 2009		% Change
	(Dollars in thousands)
Net revenues	$168,005	100.0%	$164,535	100.0%	2.1%
Cost of revenues	118,463	70.5%	116,032	70.5%	2.1%

Gross profit	49,542	29.5%	48,503	29.5%	2.1%
Selling, general and administrative expenses	37,959	22.6%	34,242	20.8%	10.9%
Asbestos and bankruptcy related charges	28,908	17.2%	3,442	2.1%	739.9%

Operating (loss) income	(17,325)	(10.3)%	10,819	6.6%	(260.1)%
Other (income) expense:
Interest expense, net	586	0.3%	41	0.0%	205.8%
Other (income) expense, net	258	0.2%	(267)	(0.2)%	(196.6)%

Total other (income) expense	844	0.5%	(226)	(0.1)%	(473.5)%

(Loss) income before income taxes	(18,169)	(10.8)%	11,045	6.7%	(264.5)%
Benefit (provision) for income taxes	6,928	4.1%	(3,313)	2.0%	(213.2)%

Net (loss) income	$(11,241)	(6.7)%	$7,732	4.7%	(286.5)%

Net Revenues

Net revenues for the three months ended July 4, 2010 increased by $3.5 million, or 2%, to $168.0 million from $164.5 million for the three months ended June 28, 2009. The increase in net revenues for the three months ended July 4, 2010 was attributable to the following:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 4, 2010	June 28, 2009
	(In thousands)
Energy	$77,305	$76,814	$491	$7,645	$(4,310)	$(2,844)
Aerospace	27,811	30,243	(2,432)	0	(1,742)	(690)
Flow Technologies	62,889	57,478	5,411	30	6,940	(1,559)

Total	$168,005	$164,535	$3,470	$7,675	$888	$(5,093)

The Energy segment accounted for 46% of net revenues for the three months ended July 4, 2010 compared to 47% for the three months ended June 28, 2009. The Aerospace segment accounted for 17% of net revenues for the three months ended July 4, 2010 compared to 18% for the three months ended June 28, 2009. The Flow Technologies segment accounted for 37% of net revenues for the three months ended July 4, 2010 compared to 35% for the three months ended June 28, 2009.

Energy segment revenues increased by $0.5 million, or 1%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. The increase was the result of $7.7 million in additional revenues due to the fourth quarter 2009 acquisition of Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”) offset by organic declines of $4.3 million and declines of $2.8 million from foreign currency fluctuations. The organic declines of $4.3 million, or 6%, were the result of weakness in our project businesses including large international and U.S. pipeline equipment partially offset by a strong year over year rebound in North American short cycle business. Orders for this segment increased $8.9 million to $79.4 million for the three months ended July 4, 2010 compared to $70.5 million for the three months ended June 28, 2009. This increase was primarily due to the fourth quarter 2009 acquisition of

Pipeline Engineering and strength in North American short cycle business, partially offset by declines in late cycle business such as large international and pipeline projects. Backlog has increased by $3.2 million to $124.7 million as of July 4, 2010 compared to the same period in 2009. We have seen a rebound in North American short cycle activities which is helping to offset lower large international and large pipeline projects.

Aerospace segment revenues decreased by $2.4 million, or 8%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. The decrease in revenues was the net result of an organic decline of 6%, or $1.7 million, driven by softening markets for commercial aerospace, military and defense shipments and a $0.7 million decline from foreign currency fluctuations. Orders for this segment decreased $12.2 million to $27.0 million for the three months ended July 4, 2010 compared to $39.2 million for the three months ended June 28, 2009. This decrease was mainly due to the timing of military landing gear orders which were significant in the three months ended June 28, 2009, partially offset by increases in other military, commercial OEM and aftermarket orders. Backlog has decreased by $0.6 million to $117.2 million as of July 4, 2010 compared to the same period in 2009. There have been some signs that the commercial aerospace markets are seeing modest year over year improvement; however, we remain cautious on 2010 anticipating shipments to remain flat to slightly down compared to 2009.

Flow Technologies segment revenues increased by $5.4 million, or 9%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. The increase in revenues was the net result of an incremental $6.9 million from organic growth primarily due to semiconductor strength, which has rebounded from distressed levels in 2009. This was partially offset by $1.6 million in lower revenues resulting from foreign currency fluctuations primarily due to the weakened Euro and British Pound compared to the U.S. dollar. Orders for this segment increased $10.0 million to $64.3 million for the three months ended July 4, 2010 compared to $54.3 million for the three months ended June 28, 2009 with strength in semiconductor and instrumentation partially offset by weakness in commercial construction, petrochemical and refining. Backlog has increased by $14.6 million to $75.7 million as of July 4, 2010 compared to the same period in 2009 driven primarily by a large U.S. naval order booked during the fourth quarter of 2009, which is not expected to ship until 2011 and the strength in semiconductor. Our 2010 outlook continues to be cautious for most of our Flow Technologies markets except U.S. naval and semiconductor where we have a strong backlog.

Gross Profit

Consolidated gross profit increased $1.0 million to $49.5 million for the quarter ended July 4, 2010 compared to $48.5 million for the quarter ended June 28, 2009. Consolidated gross margin remained unchanged at 29.5% for both quarters ended July 4, 2010 and June 28, 2009.

Gross profit for the Energy segment decreased $0.8 million, or 4%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. The decrease in gross profit was primarily due to the following; $3.2 million organic declines, lower foreign exchange rates compared to the U.S. dollar of $0.5 million, partially offset by a $2.9 million increase resulting from the fourth quarter 2009 acquisition of Pipeline Engineering. Gross margins declined 120 basis points from 25.1% for the quarter ending June 28, 2009 to 23.9% in the quarter ended July 4, 2010. The decline was driven primarily by the lost leverage on the organic revenue reductions as well as significant pricing pressures, especially in the large international projects. These declines were partially offset by productivity gains from the lower headcount as well as reduced fixed expenses associated with the closing of two facilities during the fourth quarter of 2009.

Gross profit for the Aerospace segment increased $0.1 million, or 1%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. This segment’s increase was primarily due to $0.4 million from organic growth offset by a decline of $0.3 million due to foreign currency fluctuations. Gross margins improved by 350 basis points due to productivity gains and a favorable product mix.

Gross profit for the Flow Technologies segment increased $1.7 million, or 9%, for the quarter ended July 4, 2010 compared to the quarter ended June 28, 2009. This segment’s quarterly gross profit increase was the result of organic growth of $2.3 million primarily in semiconductor and instrumentation offset by a $0.5 million decrease due to foreign currency fluctuations. Gross margins contracted 20 basis points mostly due to an unfavorable product mix and inflation on expenses, partially offset by productivity gains and volume with the associated operating leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million, or 11%, to $38.0 million for the quarter ended July 4, 2010 compared to $34.2 million for the three months ended June 28, 2009. Selling, general and administrative expenses as a percentage of revenues increased 180 basis points to 22.6% for the three months ended July 4, 2010 compared to 20.8% for the three months ended June 28, 2009.

Selling, general and administrative expenses for the Energy segment increased 23%, or $2.3 million, compared to the second quarter 2009 due to a $3.2 million increase from the acquisition of Pipeline Engineering. This increase was partially offset by a $0.6 million operational decline due to lower severance and administrative costs and a $0.3 million decline due to foreign exchange rates.

Selling, general and administrative expenses for the Aerospace segment increased 15%, or $0.9 million, compared to the second quarter 2009. The increase is mainly due to operational increases related to engineering and product development supporting new programs partially offset by a $0.2 million decline to foreign currency fluctuations.

Selling, general and administrative expenses for the Flow Technologies segment increased 6%, or $0.8 million, compared to the second quarter 2009 due to a $0.5 million increase from the transaction costs to acquire Mazda and a $0.6 million operational increase related primarily to inflation and growth. These increases were partially offset by a $0.3 million decrease due to foreign exchange rates.

Corporate selling, general and administrative expenses decreased $0.3 million in the second quarter of 2010 from the same period in 2009. The decrease was primarily due to lower pension related and professional expenses.

Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs increased $25.5 million to $28.9 million for the three months ended July 4, 2010 compared to $3.4 million for the three months ended June 28, 2009. This increase was primarily due to the Leslie bankruptcy charges of $27.3 partially offset by a $2.5 million recovery related to a favorable court ruling both recognized in the three months ended July 4, 2010.

Operating Income (Loss)

The change in operating income (loss) for the three months ended July 4, 2010 compared to the three months ended June 28, 2009 was as follows:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 4, 2010	June 28, 2009
	(In thousands)
Energy	$6,424	$9,461	$(3,037)	$(286)	$(2,571)	$(180)
Aerospace	4,067	4,905	(838)	0	(735)	(103)
Flow Technologies	(21,471)	2,042	(23,513)	(535)	(22,680)	(298)
Corporate	(6,345)	(5,589)	(756)	0	(767)	11

Total	$(17,325)	$10,819	$(28,144)	$(821)	$(26,753)	$(570)

Operating income decreased 260%, or $28.1 million, for the three months ended July 4, 2010 compared to the three months ended June 28, 2009, on a 2% increase in revenues.

Operating income for the Energy segment decreased $3.0 million, or 32%, for the second quarter 2010, as operating margin decreased 400 basis points to 8.3% on an organic revenue decline of 6%, compared to the second quarter 2009. The decrease in operating income was primarily due to organic revenue declines and the associated lost operating leverage primarily from our project related businesses and unfavorable pricing in large international projects. These items were partially offset by organic increases in our North American short cycle businesses, as well as lower severance and increased productivity.

Operating income for the Aerospace segment decreased $0.8 million, or 17%, for the second quarter of 2010 compared to the second quarter of 2009. The decrease in operating income is primarily due to organic revenue declines and the associated lost operating leverage and increased expenses for engineering and product development supporting new programs, partially offset by favorable product mix and productivity gains.

Operating income for the Flow Technologies segment decreased $23.5 million compared to the same period last year. The biggest factor was the Leslie bankruptcy related charges of $27.3 million incurred during the second quarter partially offset primarily by sales volume increases.

Corporate operating expenses increased $0.8 million over the prior year as a result of increased professional fees associated with the Leslie bankruptcy filing.

Interest (Income) Expense, Net

Interest expense, net, increased $0.5 million for the three months ended July 4, 2010 from the three months ended June 28, 2009. This increase in interest expense was primarily due to higher fees and interest on our debt borrowings associated with our revolving credit facility and lower interest income on lower investments.

Provision for Taxes

The effective income tax rate was (38.1%) and 30.0% for the second quarters of 2010 and 2009, respectively. The rate for the second quarter 2010 reflects the 27% estimated effective rate for the year adjusted by the tax effect of the costs associated with the bankruptcy filing.

Net Income (Loss)

Net income decreased $19.0 million to an $11.2 million loss in the second quarter 2010 on 2% higher revenues, compared to the same quarter in 2009. The decrease was primarily the result of the Leslie bankruptcy related charges.

Results of Operations for the Six Months Ended July 4, 2010 Compared to the Six Months Ended June 28, 2009.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 4, 2010 and June 28, 2009:

	Six Months Ended
	July 4, 2010		June 28, 2009		% Change
	(Dollars in thousands)
Net revenues	$314,274	100.0%	$340,182	100.0%	(7.6)%
Cost of revenues	222,013	70.6%	235,660	69.3%	(5.8)%

Gross profit	92,261	29.4%	104,522	30.7%	(11.7)%
Selling, general and administrative expenses	73,376	23.3%	68,340	20.1%	7.4%
Asbestos and bankruptcy related charges	28,260	9.0%	11,705	3.4%	141.4%
Special recoveries	0	0.0%	(1,135)	(0.3)%	(100.0)%

Operating (loss) income	(9,375)	(3.0)%	25,612	7.5%	(136.6)%
Other (income) expense:
Interest expense, net	1,141	0.4%	72	0.0%	219.4%
Other (income) expense, net	207	0.1%	(449)	(0.1)%	(146.1)%

Total other expense (income)	1,348	0.4%	(377)	(0.1)%	(457.6)%

(Loss) income before income taxes	(10,723)	(3.4)%	25,989	7.6%	(141.3)%
Benefit (provision) for income taxes	5,216	1.7%	(7,797)	2.3%	(126.1)%

Net (loss) income	$(5,507)	(1.8)%	$18,192	5.3%	(147.7)%

Net Revenues

Net revenues for the six months ended July 4, 2010 decreased by $25.9 million, or 8%, to $314.3 million from $340.2 million for the six months ended June 28, 2009. The decrease in net revenues for the six months ended July 4, 2010 was attributable to the following:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 4, 2010	June 28, 2009
	(In thousands)
Energy	$135,028	$166,121	$(31,094)	$15,320	$(45,864)	$(549)
Aerospace	55,085	58,587	(3,502)	2,181	(5,361)	(322)
Flow Technologies	124,161	115,474	8,688	30	8,646	11

Total	$314,274	$340,182	$(25,908)	$17,531	$(42,579)	$(861)

The Energy segment accounted for 43% of net revenues for the six months ended July 4, 2010 compared to 49% for the six months ended June 28, 2009. The Aerospace segment accounted for 18% of net revenues for the six months ended July 4, 2010 compared to 17% for the six months ended June 28, 2009. The Flow Technologies segment accounted for 39% of net revenues for the six months ended July 4, 2010 compared to 34% for the six months ended June 28, 2009.

Energy segment revenues decreased by $31.1 million, or 19%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. The decrease was the result of organic declines of $45.9 million and lower revenues of $0.5 million from foreign currency fluctuations partially offset by additional revenues of $15.3 million due to the fourth quarter 2009 acquisition of Pipeline Engineering. The organic declines of $45.9 million, or 28% were the result of weakness in our project businesses including large international and U.S. pipeline equipment partially offset by a year over year rebound in North American short cycle business. Orders for this segment increased $26.1 million to $145.6 million for the six months ended July 4, 2010 compared to $119.5 million for the six months ended June 28, 2009. This increase was primarily due to strength in North American short cycle business, which have partially rebounded from the low order intake recorded during 2009. Orders also increased over the six-months ended June 28, 2009 as a result of the fourth quarter 2009 acquisition of Pipeline Engineering. This was partially offset by a fewer number of large international projects and U.S. pipeline equipment.

Aerospace segment revenues decreased by $3.5 million, or 6%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. The decrease in revenues was the net result of an organic decline of 9%, or $5.4 million driven by softening markets for commercial aerospace, military and defense shipments, and revenue decreases from foreign currency fluctuations of $0.3 million. This decrease was partially offset by 4%, or $2.2 million, in higher revenues resulting from the March 2009 acquisitions of Bodet Aero (“Bodet”) and Atlas Productions (“Atlas”). Orders for this segment decreased $0.4 million to $61.8 million for the six months ended July 4, 2010 compared to $62.2 million for the six months ended June 28, 2009. This decrease was mainly due to the timing of military landing gear orders which were significant in the three months ended June 28, 2009 partially offset by increases in other military, commercial OEM and aftermarket orders.

Flow Technologies segment revenues increased by $8.7 million, or 8%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. The increase in revenues is solely based on organic growth primarily due to semiconductor strength, which has rebounded from distressed levels in 2009. Orders for this segment increased $25.2 million to $133.4 million for the six months ended July 4, 2010 compared to $108.2 million for the six months ended June 28, 2009 with improvement in most markets except commercial construction and petrochemical and refining.

Gross Profit

Consolidated gross profit decreased $12.2 million to $92.3 million for the six months ended July 4, 2010 compared to $104.5 million for the six months ended June 28, 2009. Consolidated gross margin decreased 130 basis points to 29.4% for the six months ended July 4, 2010 compared to 30.7% for the six months ended June 28, 2009.

Gross profit for the Energy segment decreased $13.9 million, or 30%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. The decrease in gross profit was primarily due to the organic revenue declines in all areas including large international projects, the North American short cycle business and pipeline projects. This was partially offset by a $5.8 million increase resulting from the fourth quarter 2009 acquisition of Pipeline Engineering and a $0.2 million increase due to higher foreign exchange rates compared to the U.S. dollar. Gross margins declined 390 basis points from 27.5% for the six months ending June 28, 2009 to 23.6% in the six months ended July 4, 2010. The decline was driven primarily by the lost leverage on the organic revenue reductions and significant pricing pressures, especially in the large international projects. These declines were partially offset by productivity gains from the lower headcount as well as reduced fixed expenses associated with the closing of two facilities during 2009.

Gross profit for the Aerospace segment increased $0.3 million, or 1%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. This segment’s increase was primarily due to $0.5 million from the March 2009 acquisitions of Bodet and Atlas, partially offset by $0.2 million from unfavorable foreign exchange rates. Gross margins improved by 280 basis points due to productivity gains and a favorable product mix.

Gross profit for the Flow Technologies segment increased $1.3 million, or 4%, for the six months ended July 4, 2010 compared to the six months ended June 28, 2009. This segment’s gross profit increase was the result of organic growth of $1.4 million primarily in semiconductor and instrumentation. This growth was partially offset by $0.1 million declines due to lower foreign exchange rates compared to the U.S. dollar. Gross margins contracted 140 basis points mostly due to an unfavorable product mix and inflation on expenses, partially offset by productivity gains and operating leverage associated with increased revenue volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million, or 7%, to $73.4 million for the six months ended July 4, 2010 compared to $68.3 million for the six months ended June 28, 2009. Selling, general and administrative expenses as a percentage of revenues increased 220 basis points to 23.3% for the six months ended July 4, 2010 compared to 20.1% for the six months ended June 28, 2009.

Selling, general and administrative expenses for the Energy segment increased 16%, or $3.3 million, compared to the first six months of 2009 due to a $5.8 million increase from the acquisition of Pipeline Engineering and a $0.2 million increase due to foreign exchange rates. These increases were partially offset by a $2.7 million operational decline due to lower commissions, administrative and severance costs.

Selling, general and administrative expenses for the Aerospace segment increased 16%, or $1.9 million, compared to the first six months of 2009. The increase is mainly due to a $0.7 million increase from the March 2009 acquisitions of Bodet and Atlas and operational increases of $1.3 million primarily related to increased expenses for engineering and product development supporting new programs. These increases are partially offset by $0.1 due to foreign exchange rates.

Selling, general and administrative expenses for the Flow Technologies segment increased 4%, or $0.9 million, compared to the first six months of 2009 due to a $0.5 million increase from the transaction costs to acquire Mazda and a $0.3 million operational increase related primarily to inflation and growth programs partially offset by reduced severance costs mostly incurred in 2009.

Corporate selling, general and administrative expenses decreased $1.0 million in the first six months of 2010 from the same period in 2009. The decrease was primarily due to lower pension related expenses and professional fees.

Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs increased $16.6 million to $28.3 million for the six months ended July 4, 2010 compared to $11.7 million for the six months ended June 28, 2009. This increase was primarily due to the Leslie bankruptcy charges of $27.3 partially offset by $4.2 in reduced indemnity costs accrued as the number of new cases and the average cost per resolved case have declined. In addition the second quarter 2010 includes a $2.5 million recovery related to a favorable court decision.

Special Charges (Recoveries)

For the six months ended July 4, 2010, we did not record any special charges. This compares with special recoveries of $1.1 million in income related to payments received on an asset sold within our Energy Segment during 2007.

Operating Income (Loss)

The change in operating income (loss) for the six months ended July 4, 2010 compared to the six months ended June 28, 2009 was as follows:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 4, 2010	June 28, 2009
	(In thousands)
Energy	$8,449	$26,765	$(18,316)	$(52)	$(18,277)	$13
Aerospace	7,674	9,277	(1,603)	(169)	(1,336)	(98)
Flow Technologies	(14,547)	523	(15,070)	(535)	(14,390)	(145)
Corporate	(10,951)	(10,953)	2	0	5	(3)

Total	$(9,375)	$25,612	$(34,987)	$(756)	$(33,998)	$(233)

Operating income decreased $35.0 million, or 137%, to a loss of $9.4 million for the six months ended July 4, 2010 from income of $25.6 million for the six months ended June 28, 2009.

Operating income for the Energy segment decreased $18.3 million, or 69%, for the first six months of 2010, as operating margin decreased 990 basis points to 6.2% on an organic revenue decrease of 28%, compared to the same period in 2009. The decrease in operating income was primarily due to significant organic revenue declines across the segment, the associated lost operating leverage and unfavorable pricing in large international projects. This was partially offset by productivity, lower severance and lower operating expenses.

Operating income for the Aerospace segment decreased $1.6 million, or 17%, for the first six months of 2010 compared to the same period in 2009. The decrease in operating income is primarily due to organic revenue declines and associated lost operating leverage and increased expenses for engineering and product development supporting new programs partially offset by productivity gains and a favorable product mix.

Operating income for the Flow Technologies segment decreased $15.1 million compared to the same period last year. The biggest factor was Leslie asbestos and bankruptcy related charges of $26.2 million.

Corporate operating expenses reflect an increase in Leslie bankruptcy related professional fees offset by lower pension and non- bankruptcy related professional fees.

Interest Expense, Net

Interest expense, net, increased $1.1 million for the six months ended July 4, 2010 from the six months ended June 28, 2009. This increase in interest expense was primarily due to higher fees and interest on our debt borrowings associated with our revolving credit facility and lower interest income on investments.

Other (Income) Expense, Net

The Company reported other expense of $0.2 million for the six months ended July 4, 2010 compared to $0.4 million of other income for the six months ended June 28, 2009. The $0.6 million difference was largely the result of foreign currency fluctuations.

Provision for Taxes

The effective income tax rate was (48.6%) and 30.0% for the six month periods ended July 4, 2010 and June 28, 2009, respectively. The rate for the second quarter 2010 reflects the 27% estimated effective rate for the year adjusted by the tax effect of the costs recognized associated with the bankruptcy filing.

Net Income (Loss)

Net income decreased $23.7 million to a loss of $5.5 million for the six months ended July 4, 2010 compared to income of $18.2 million for the six months ended June 28, 2009. The decrease was primarily the result of the Leslie bankruptcy charges and decreased profitability in the Energy segment due to organic volume reductions in significant project related businesses.

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

The following table summarizes our cash flow activities for the six months ended July 4, 2010 (In thousands):

Cash flow provided by (used in):
Operating activities	$14,393
Investing activities	7,797
Financing activities	(3,083)
Effect of exchange rates on cash and cash equivalents	(4,600)

Increase in cash and cash equivalents	$14,507

During the six months ended July 4, 2010, we received $14.4 million in cash from operating activities compared to $15.7 million in cash provided by operating activities during the six months ended June 28, 2009. The lower amount of cash provided by operating activities was primarily due to decreases in working capital and lower net income offset by the establishment of a provision for the Leslie bankruptcy settlement during the six months ended July 4, 2010, compared to the same period in 2009. The $7.8 million provided by investing activities primarily consisted of proceeds from the sale of investments partially offset by purchases of capital equipment. Financing activities used $3.0 million, which included a net $2.1 million of debt repayments and $1.4 million used to pay dividends to shareholders partially offset by $0.3 million in proceeds from the exercise of stock options.

As of July 4, 2010, total debt was $5.0 million compared to $7.5 million as of December 31, 2009. During the first half of 2010, we repaid our outstanding industrial revenue bond of $4.8 million and borrowed an additional $2.8 million from our existing credit facilities. Total debt as a percentage of total shareholders’ equity was 2% as of July 4, 2010 and as of December 31, 2009.

In July 2009, we entered into a new three and one half year unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous credit agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of July 4, 2010, we had borrowings of $3.0 million outstanding under our new credit facility and $45.4 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at July 4, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future as we continue with our Reorganization Plan and the related funding of the Trust, which we anticipate will occur during the second half of 2010.

The ratio of current assets to current liabilities was 1.73:1 at July 4, 2010, compared to 2.52:1 at December 31, 2009. Cash and cash equivalents were $60.9 million as of July 4, 2010, compared to $46.4 million as of December 31, 2009.

In the second half of 2010, we expect to use approximately $36 million of cash from operations for the funding of the proposed Section 524(g) trust in our Leslie subsidiary’s bankruptcy petition and approximately $5.0 million for bankruptcy related professional fees. The funding of the Section 524(g) trust with cash from operations will be applied towards bankruptcy related costs of

$75.0 million. We expect to fund the balance of these bankruptcy amounts with existing cash balances and borrowing from our credit facilities. As such, we believe we have access to sufficient cash and contractually available borrowings under our credit facilities, to fund working capital needs, and future growth including our capital expenditures and paying annual dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and/or the issuance of our common stock.

The public and private capital markets in the United States and around the world continue to experience extreme volatility, disruption and general slowdown. This has spawned an unprecedented deterioration in many industrial markets, including several of the markets into which we sell our products. The breadth, depth and duration of this crisis remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. A prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty and turmoil in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition and results of operations.

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

Interest Rate Sensitivity Risk

As of July 4, 2010, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $3.0 million borrowed under our revolving credit facility as of July 4, 2010. Based upon expected levels of borrowings under our credit facility in 2010, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.4 million.

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

As of July 4, 2010, we had eighteen forward contracts with a contract value of $35.0 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	6	2,151	U.S. Dollars
Euro/U.S. Dollar	3	763	Euros
U.S. Dollar/Euro	8	13,600	U.S. Dollars
Canadian Dollar/Euro	1	19,500	Canadian Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of July 4, 2010 the derivative forward contracts had a fair value liability of approximately $2.0 million, which is included in accrued expenses and other current liabilities on our balance sheet. We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended July 4, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010, our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Petition”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

Events Pre-dating Leslie’s Bankruptcy Filing

Like many other manufacturers of fluid control products, Leslie, which we acquired in 1989, had been up to the date of filing of the Bankruptcy Petition and may continue to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases.

At the end of the second quarter 2010, Leslie was a named defendant in approximately 1,214 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 672 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition to these claims, Leslie remained a named defendant in approximately 69 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continued to expect that most of the remaining Mississippi claims against Leslie would be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it was possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would have been made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie did not factor these Mississippi filings into its claims reporting and valuation analyses.

Leslie’s asbestos-related claims generally involve its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy has been to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products has not caused asbestos-related illness to any plaintiff, juries or courts have reached a different conclusion in particular cases and could have done so in others.

Leslie has resolved a number of asbestos-related claims over the past few years for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year were generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would have resulted in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. After receiving a favorable ruling from the appellate court on the second adverse verdict (which initially resulted in an approximate $2.5 million award against Leslie), Leslie agreed to a reduced award of approximately $0.5 million.

Leslie’s Bankruptcy Filing and Subsequent Developments

On July 12, 2010, Leslie filed the Bankruptcy Petition and, simultaneously, filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated plan include creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for Asbestos Personal Injury Claims, and (ii) to $2.6 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. In addition, Leslie will remain a subsidiary of CIRCOR during and after Chapter 11 bankruptcy. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with a proposed independent representative of Leslie’s future claimants.

The filing of the Bankruptcy Petition automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that bars the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and the Court scheduled a hearing for August 9, 2010 on Leslie’s request for a preliminary injunction that would bar the prosecution or commencement of such claims until final approval of the Reorganization Plan, which would permanently channel such claims to the Trust. The Bankruptcy Court also scheduled a hearing for August 19, 2010 on Leslie’s motions to approve procedures for voting on the proposed Plan and for approval of a Disclosure Statement that would be sent to the holders of claims against Leslie to enable them to vote on the proposed Plan. Under the Bankruptcy Code, confirmation of the Reorganization Plan requires the approval of at least 75% of current asbestos claimants as well as court approval. Funding of the Trust would occur after the final Court approval of the Reorganization Plan.

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

As a result of the filing by Leslie of the Bankruptcy Petition and Reorganization Plan, however, we have accrued liabilities based on the terms of the Reorganization Plan. As of July 4, 2010, we have recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $81.3 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	July 4, 2010	December 31, 2009
Bankruptcy and indemnity liability	$78,976	$57,716
Incurred defense cost liability	3,455	2,544
Insurance recoveries receivable	(1,180)	(4,614)

Net asbestos liability	$81,251	$55,646

As described above, there are a number of uncertainties in connection with the Reorganization Plan that Leslie has filed. If the Reorganization Plan is not approved as filed, then the actual costs of resolving these pending and future asbestos claims could be substantially higher or lower than the current estimate.

Second Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity during the three months ended July 4, 2010 as well as the financial impact on the Company of the asbestos litigation (and bankruptcy filing) for the three and six months ended July 4, 2010 and June 28, 2009 (excluding open Mississippi claims, for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended July 4, 2010
Beginning open cases	1,150
Cases filed	169
Cases resolved and dismissed	(105)

Ending open cases	1,214

Ending open mesothelioma cases	672

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through July 4, 2010 as well as additional charges of $27.3 million incurred during the three months ended July 4, 2010 associated with Leslie’s bankruptcy filing. The $27.3 million of bankruptcy related charges, net is comprised of an anticipated $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $2.3 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of July 4, 2010.

	Three Months Ended		Six Months Ended
(In Thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Indemnity costs accrued (cases filed)	$1,797	$2,109	$2,496	$6,711
Adverse verdict costs (recoveries)	(2,455)	97	(2,390)	187
Defense cost incurred	3,435	3,275	7,166	6,441
Insurance recoveries adjustment	0	0	(3,652)	2,069
Insurance recoveries accrued	(1,135)	(2,039)	(2,626)	(3,703)
Bankruptcy related charges, net	27,266	0	27,266	0

Net pre-tax asbestos and bankruptcy expense	$28,908	$3,442	$28,260	$11,705

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

During the first quarter of 2009, Zurich, an insurer that paid 8% of Leslie’s historical asbestos defense and indemnity costs, reached its maximum indemnity obligation under the applicable insurance policy. As a result, Leslie then assumed responsibility for the 8% share previously paid by Zurich.

Also during the first quarter of 2009, one of Leslie’s other primary insurers, Continental, informed Leslie that indemnity payments had exhausted a three-year policy covering Leslie from 1967 through 1970. In so claiming, Continental expressed its belief that the policy in question contained a single aggregate limit of $1 million for the three-year period rather than annual limits of $1 million for each of the three years. As a result of the revised claimed coverage limit, Continental believed that its allocation under the cost sharing arrangement should be 15.44% compared to the 27% historically paid by Continental. Leslie strongly disagreed with Continental’s position and informed Continental of its intention to vigorously dispute Continental’s position. However, in light of the uncertainty surrounding this dispute, Leslie reduced its insurance recovery receivable by $2.1 million in the first quarter of 2009. During April 2010, Leslie and Continental reached an agreement to settle the dispute regarding Continental’s remaining defense and indemnity obligations (including certain defense and indemnity obligations incurred prior to the settlement) for a lump sum payment of $4.6 million. Because the settlement with Continental included a complete buyout of Continental’s responsibilities under the subject policies, Leslie assumed responsibility for Continental’s 27% share of defense costs going forward, thus raising Leslie’s responsibility for defense costs to 64%.

Remaining Insurance

As of July 4, 2010, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.6 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for filing of the Bankruptcy Petition, would continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with the defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of July 4, 2010. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie would be required to bear an even greater share of indemnity and defense costs, which, but for the filing of the Bankruptcy Petition, could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows. As discussed previously, under the Reorganization Plan all remaining indemnity insurance proceeds would go to the Trust.

Expected Limitations and Other Matters

We believe that payment of any litigation-related asbestos liabilities of Leslie (Leslie currently constitutes approximately 6% of the Company’s consolidated revenues) is legally limited to the net assets of that subsidiary. This belief is based on the principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations. In addition, as noted above, the Reorganization Plan provides for a permanent injunction of any derivative claims against the Company resulting from Leslie’s asbestos liability. Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence, the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

ITEM 1A.	RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, we have not identified any material changes from the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

If the bankruptcy filing by our Leslie Controls, Inc. subsidiary is unsuccessful, it could have a material adverse effect on our financial condition, results of operations or cash flows.

As more fully described in Part II, Item 1 “Legal Proceedings” hereof, on July 12, 2010, our subsidiary Leslie Controls, Inc. (“Leslie”) filed a pre-negotiated plan of reorganization (the “Plan”) as a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Supported by a committee of attorneys representing current asbestos claimants and an independent representative of future asbestos claimants, the Plan is intended to permanently resolve Leslie’s asbestos liability through the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code. If confirmed and approved by the courts, all current and future asbestos claims against Leslie (or against us on a derivative basis) would be channeled to the Trust for review and payment, thus providing both us and Leslie with permanent court protection from such claims. Although we and Leslie believe that the Plan satisfies all requirements necessary for confirmation and approval by the courts, if Leslie’s bankruptcy filing is unsuccessful, it could have a material adverse effect on our financial condition, results of operations or cash flows.

There are a number of risks that may impact the success of Leslie’s bankruptcy case. For example, there can be no assurance that the courts will find that the Plan satisfies all requirements necessary for confirmation and approval and confirm the Plan, or that the confirmation order, if obtained, will be affirmed if challenged on appeal. There also can be no assurance that the Plan as proposed will be accepted by the requisite percentage of claimants and value of asbestos claims. Moreover, there can be no assurance that modifications of the Plan will not be required for confirmation or that such modifications will not necessitate the re-solicitation of votes from Leslie’s asbestos claimants. In addition, if the Plan were not to be confirmed and consummated, there can be no assurance that any alternative plan of reorganization would be on terms similar to those of the Plan or that the reorganization under Chapter 11 of the U.S. Bankruptcy Code would continue rather than be converted to a liquidation. If a protracted reorganization or liquidation were to occur, there is a substantial risk that the value of Leslie’s assets would be substantially eroded. Although we and Leslie believe that the Plan will be approved and the effective date will occur soon after the Plan is confirmed, there can be no assurance as to such matters, including the timing thereof.

Although the Plan has been drafted with the intention of complying with the provisions of the U.S. Bankruptcy Code, there can be no assurance that the validity and enforceability of the Section 524(g) channeling injunction, the relevant provisions of the U.S. Bankruptcy Code or the application of the channeling injunction to the asbestos claims against Leslie (or against us on a derivative basis) will not be challenged, either before or after confirmation of the Plan. Although we and Leslie believe adequate bases exist for the courts to uphold the relevant provisions of the U.S. Bankruptcy Code and the channeling injunction, there can be no assurance that, in the future, courts might not invalidate either or both.

During the pendency of Leslie’s bankruptcy, all pending and future asbestos litigation against Leslie (or against us on a derivative basis) is stayed. As a result, Leslie expects to conduct its business as usual and that its cash from operations will be sufficient to satisfy all of its obligations during this period. In addition, debtor-in-possession financing has been arranged for Leslie if needed. However, there can be no assurances that unforeseen developments will not adversely impact Leslie’s ability to pay creditors in full, operate in the ordinary course, adequately fund the Trust to resolve all pending and future asbestos claims and obtain debtor-in-possession financing if needed.

If Leslie’s pre-negotiated bankruptcy filing is unsuccessful, for any of the above mentioned reasons or otherwise, and we do not receive the benefit of the Section 524(g) channeling injunction, we could be left to continue to defend against an increasing number of asbestos-related product liability actions in multiple jurisdictions. In addition, the net cost to us of defending such claims would likely rise as Leslie exhausts more of its remaining liability insurance coverage. While it is a principle of American law that a shareholder (including a parent corporation) is generally not liable for an incorporated entity’s obligations, an unsuccessful pre-negotiated bankruptcy by Leslie could result in significant additional expense to us defending against claims and that we could be held responsible for Leslie’s asbestos liability. As a result, if Leslie’s pre-negotiated bankruptcy filing is unsuccessful, the cost of defending and resolving current and future asbestos claims, including derivative claims against us, could increase substantially from the expense we incurred before Leslie’s bankruptcy filing, which could have a material adverse effect on our financial condition, results of operations or cash flows.

For further information concerning Leslie’s voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code, see Part II, Item I captioned “Legal Proceedings” hereof.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. We were in compliance with all covenants related to our existing debt obligations at July 4, 2010 and December 31, 2009. We expect to remain in compliance with all debt covenants as Leslie proceeds with its pre-negotiated plan of reorganization in U.S. Bankruptcy Court and funding for the related trust under Section 524(g) of the U.S. bankruptcy code, which we anticipate will occur during the second half of 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1*	Credit Agreement, dated July 29, 2009, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and Keybank National Association, as joint-lead arranger, co-bookrunner and administrative agent, swing line lender and a letter of credit issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.
Date: August 2, 2010
/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer
Date: August 2, 2010
/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: August 2, 2010
/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer