Form 10-Q
period 2010-10-03
CIRCOR INTERNATIONAL INC
filed 2010-11-04
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010.

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

As of October 31, 2010, there were 17,100,772 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 3, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,526	$46,350
Short-term investments	97	21,498
Trade accounts receivable, less allowance for doubtful accounts of $1,208 and $1,992, respectively	135,199	115,260
Inventories	172,543	145,031
Income taxes refundable	0	726
Prepaid expenses and other current assets	8,324	4,195
Deferred income tax asset	43,177	15,847
Insurance receivables	194	4,614
Assets held for sale	542	1,167

Total Current Assets	428,602	354,688

PROPERTY, PLANT AND EQUIPMENT, NET	96,547	95,167
OTHER ASSETS:
Goodwill	60,437	47,893
Intangibles, net	63,943	55,238
Deferred income tax asset	0	5,676
Other assets	5,351	3,391

TOTAL ASSETS	$654,880	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,841	$57,239
Accrued expenses and other current liabilities	44,694	46,736
Accrued compensation and benefits	21,658	18,617
Leslie asbestos and bankruptcy related liabilities	80,064	12,476
Income taxes payable	1,471	0
Notes payable and current portion of long-term debt	10,613	5,914

Total Current Liabilities	239,341	140,982

LONG-TERM DEBT, NET OF CURRENT PORTION	31,785	1,565
DEFERRED INCOME TAXES	11,786	0
LONG-TERM LESLIE ASBESTOS & BANKRUPTCY RELATED LIABILITIES	0	47,785
OTHER NON-CURRENT LIABILITIES	20,249	21,313
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,098,925 and 16,991,365 shares issued and outstanding at October 3, 2010 and December 31, 2009, respectively	171	170
Additional paid-in capital	252,471	249,960
Retained earnings	89,328	86,408
Accumulated other comprehensive income	9,749	13,870

Total Shareholders’ Equity	351,719	350,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$654,880	$562,053

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net revenues	$177,577	$144,327	$491,851	$484,509
Cost of revenues	126,096	102,462	348,109	338,123

GROSS PROFIT	51,481	41,865	143,742	146,386
Selling, general and administrative expenses	35,648	29,787	109,024	98,127
Leslie asbestos and bankruptcy charges	2,343	1,977	30,603	13,682
Special recoveries	0	(543)	0	(1,678)

OPERATING INCOME	13,490	10,644	4,115	36,255

Other (income) expense:
Interest income	(69)	(77)	(162)	(391)
Interest expense	803	471	2,036	857
Other income, net	(853)	(959)	(646)	(1,409)

Total other (income) expense	(119)	(565)	1,228	(943)

INCOME BEFORE INCOME TAXES	13,609	11,209	2,887	37,198
Provision (benefit) for income taxes	3,210	2,804	(2,005)	10,601

NET INCOME	$10,399	$8,405	$4,892	$26,597

Earnings per common share:
Basic	$0.61	$0.49	$0.29	$1.56
Diluted	$0.60	$0.49	$0.28	$1.56
Weighted average number of common shares outstanding:
Basic	17,123	17,023	17,095	17,003
Diluted	17,258	17,116	17,238	17,050
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
OPERATING ACTIVITIES
Net income	$4,892	$26,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,509	9,620
Amortization	3,065	1,956
Provision for Leslie bankruptcy settlement	24,974	0
Compensation expense of share-based plans	2,445	2,351
Tax effect of share-based compensation	(114)	412
Loss (gain) on sale/disposal of property, plant and equipment	248	(60)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(13,734)	30,690
Inventories	(20,727)	40,836
Prepaid expenses and other assets	5,368	8,546
Accounts payable, accrued expenses and other liabilities	(1,183)	(91,717)

Net cash provided by operating activities	14,743	29,231

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,400)	(6,106)
Proceeds from the sale of property, plant and equipment	75	95
Business acquisitions, net of cash acquired	(34,401)	(10,428)
Purchases of short-term investments	0	(278,916)
Proceeds from the sale of short-term investments	21,427	312,918

Net cash (used in) provided by investing activities	(24,299)	17,563

FINANCING ACTIVITIES
Proceeds from long-term borrowings	91,750	57,372
Payments of long-term debt	(60,202)	(64,703)
Debt issuance costs	0	(2,814)
Dividends paid	(1,982)	(1,930)
Proceeds from the exercise of stock options	329	37
Tax effect of share-based compensation	114	(412)

Net cash provided by (used in) financing activities	30,009	(12,450)

Effect of exchange rate changes on cash and cash equivalents	1,723	1,891

INCREASE IN CASH AND CASH EQUIVALENTS	22,176	36,235
Cash and cash equivalents at beginning of period	46,350	47,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,526	$83,708

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$4,713	$18,899
Interest	$1,947	$689

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “we”, “us”, or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the annual audited financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

Subsequent Events

In connection with the preparation of these financial statements the Company has evaluated events and transactions through the date the financial statements were issued.

(3) Share-Based Compensation

As of October 3, 2010, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; stock appreciation rights (“SARs”) and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of October 3, 2010, there were 147,401 stock options, 513,282 restricted stock units, and no SARs outstanding. In addition, there were 582,081 shares available for grant under the 1999 Stock Plan as of October 3, 2010. As of October 3, 2010 there were 25,653 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method. During the first nine months of 2010 we granted 34,081 stock option awards. We did not grant any stock option awards in 2008 or 2009.

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

The fair value of stock options granted during the nine months ended October 3, 2010 of $14.20 was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.3%
Expected life (years)	5.6
Expected stock volatility	47.0%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the nine months ended October 3, 2010 and September 27, 2009, we granted 130,226 and 165,550 RSU Awards with approximate fair values of $30.91 and $22.26 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 13,505 and 140,759 RSUs with per unit discount amounts representing fair values of $10.20 and $7.34 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended October 3, 2010 and September 27, 2009, respectively.

Compensation expense related to our share-based plans for the nine month periods ended October 3, 2010, and September 27, 2009 was $2.6 million and $2.4 million, respectively, and was recorded as selling, general and administrative expense. As of October 3, 2010, there was $7.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.4 years.

A summary of the status of all stock options granted to employees and non-employee directors as of October 3, 2010 and changes during the nine month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	132	$19.81
Granted	34	30.91
Exercised	(19)	17.47
Forfeited	0	N/A

Options outstanding at end of period	147	$22.67

Options exercisable at end of period	113	$20.20

The weighted average contractual term for stock options outstanding and options exercisable as of October 3, 2010 was 4.6 years and 3.2 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 3, 2010 was $0.2 million and the aggregate intrinsic value of both stock options outstanding and options exercisable as of October 3, 2010 was $1.3 million.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of October 3, 2010 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	291	$30.63
Granted	130	30.91
Settled	(68)	29.92
Cancelled	(12)	32.93

RSU Awards outstanding at end of period	341	$30.83

RSU Awards vested and deferred at end of period	24	$29.94

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 3, 2010 was $2.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of October 3, 2010 was $10.8 million and $0.8 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of October 3, 2010 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	212	$17.32
Granted	14	20.71
Settled	(49)	19.06
Cancelled	(4)	17.20

RSU MSPs outstanding at end of period	173	$18.64

RSU MSPs vested and deferred at end of period	2	$18.63

The aggregate intrinsic value of RSU MSPs settled during the nine months ended October 3, 2010 was $0.6 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of October 3, 2010 was $2.3 million and $0.0 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	October 3, 2010	December 31, 2009
Raw materials	$54,679	$53,143
Work in process	86,331	54,908
Finished goods	31,533	36,980

	$172,543	$145,031

(5) Goodwill and Intangible Assets

The following table presents goodwill, by segment, as of October 3, 2010 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893
Acquisitions	0	10,126	2,612	12,738
Currency translation adjustments	(236)	(20)	62	(194)

Goodwill as of October 3, 2010	$39,417	$16,679	$4,341	$60,437

The table below presents the gross intangible assets and the related accumulated amortization as of October 3, 2010 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,056	$(5,486)
Trademarks and trade names	22,697	0
Land use rights	435	(53)
Customer relationships	37,326	(10,291)
Other	16,753	(3,494)

Total	$83,267	$(19,324)

Net carrying value of intangible assets	$63,943

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 3, 2010 (In thousands):

	2010	2011	2012	2013	2014	After 2014
Estimated amortization expense	$1,220	$3,788	$3,772	$3,413	$3,122	$25,932

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Three Months Ended October 3, 2010
Net revenues	$80,613	$28,316	$68,648	$0	$177,577
Intersegment revenues	174	20	(372)	178	0
Operating income (loss)	8,968	2,726	6,966	(5,170)	13,490
Interest income					(69)
Interest expense					803
Other income, net					(853)

Income before income taxes					$13,609

Identifiable assets	256,809	191,292	186,863	19,916	654,880
Capital expenditures	1,425	816	338	634	3,213
Depreciation and amortization	1,639	1,201	1,368	80	4,288

Three Months Ended September 27, 2009
Net revenues	$61,185	$26,234	$56,908	$0	$144,327
Intersegment revenues	85	0	28	(113)	0
Operating income (loss)	6,696	4,004	4,220	(4,276)	10,644
Interest income					(77)
Interest expense					471
Other income, net					(959)

Income before income taxes					$11,209

Identifiable assets	213,963	187,626	118,387	31,498	551,474
Capital expenditures	271	540	607	187	1,605
Depreciation and amortization	1,351	1,101	1,489	53	3,994

Nine Months Ended October 3, 2010
Net revenues	$215,641	$83,401	$192,809	$0	$491,851
Intersegment revenues	461	20	114	(595)	0
Operating income (loss)	17,417	10,400	(7,580)	(16,122)	4,115
Interest income					(162)
Interest expense					2,036
Other income, net					(646)

Income before income taxes					$2,887

Identifiable assets	256,809	191,292	186,863	19,916	654,880
Capital expenditures	4,299	3,771	1,899	1,431	11,400
Depreciation and amortization	4,960	3,253	4,126	235	12,574

Nine Months Ended September 27, 2009
Net revenues	$227,306	$84,821	$172,382	$0	$484,509
Intersegment revenues	435	0	42	(477)	0
Operating income (loss)	33,461	13,281	4,743	(15,230)	36,255
Interest income					(391)
Interest expense					857
Other income, net					(1,409)

Income before income taxes					$37,198

Identifiable assets	213,963	187,626	118,387	31,498	551,474
Capital expenditures	1,637	1,427	2,627	415	6,106
Depreciation and amortization	4,034	3,082	4,321	139	11,576

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of October 3, 2010 and September 27, 2009. Corporate Identifiable Assets, after elimination of intercompany assets were $67.9 million and $17.8 million as of October 3, 2010 and September 27, 2009, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	October 3, 2010			September 27, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Common Share “EPS”	$10,399	17,123	$0.61	$8,405	17,023	$0.49
Dilutive securities, common stock options	0	135	(0.01)	0	93	0

Diluted EPS	$10,399	17,258	$0.60	$8,405	17,116	$0.49

	Nine Months Ended
	October 3, 2010			September 27, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,892	17,095	$0.29	$26,597	17,003	$1.56
Dilutive securities, common stock options	0	143	(0.01)	0	47	0

Diluted EPS	$4,892	17,238	$0.28	$26,597	17,050	$1.56

There were 282,504 and 241,705 anti-dilutive stock options and RSUs for the nine months ended October 3, 2010 and September 27, 2009, respectively.

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

As of October 3, 2010, we had fourteen forward contracts with a contract value of $14.3 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	5	2,232	U.S. Dollars
Euro/U.S. Dollar	3	564	Euros
U.S. Dollar/Euro	6	11,300	U.S. Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of October 3, 2010 the derivative forward contracts resulted in a fair value liability of approximately $0.2 million, which is included in accrued expenses and other current liabilities on our balance sheet.

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

(9) Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended October 3, 2010 and September 27, 2009 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income	$10,399	$8,405	$4,892	$26,597
Cumulative translation adjustments	17,510	10,492	(4,121)	16,657

Total comprehensive income	$27,909	$18,897	$771	$43,254

(10) Contingencies and Commitments

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Petition”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

Events Pre-dating Leslie’s Bankruptcy Filing

Like many other manufacturers of fluid control products, Leslie, which we acquired in 1989, had been, up to the date of filing of the Bankruptcy Petition, and may continue to be named as a defendant in product liability actions brought on behalf of individuals who seek compensation for their alleged exposure to airborne asbestos fibers. In some instances, we also have been named individually and/or as alleged successor in interest in these cases.

At the Filing Date, Leslie was a named defendant in approximately 1,340 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 713 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition to these claims, Leslie remained a named defendant in approximately 69 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continued to expect that most of the remaining Mississippi claims against Leslie would be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it was possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would have been made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie did not factor these Mississippi filings into its claims reporting and valuation analyses.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would have resulted in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. After receiving a favorable ruling from the appellate court on the second adverse verdict (which initially resulted in an approximate $2.5 million award against Leslie), Leslie agreed to a reduced award of approximately $0.6 million.

Leslie’s Bankruptcy Filing and Subsequent Developments

On the Filing Date, Leslie filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated Reorganization Plan include creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for Asbestos Personal Injury Claims, and (ii) to $2.6 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. In addition, Leslie will remain a subsidiary of CIRCOR during and after Chapter 11 bankruptcy. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with an independent representative of Leslie’s future claimants.

The filing of the Bankruptcy Petition automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that bars the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Court granted Leslie’s request for a preliminary injunction that bars the prosecution or commencement of such claims until final approval of the Reorganization Plan, which would permanently channel such claims to the Trust. The Bankruptcy Court, on August 19, 2010, approved Leslie’s motions regarding procedures for voting on the proposed Plan and approved the form of a Disclosure Statement which Leslie then sent to the holders of claims against Leslie to enable them to vote on the proposed Plan. Under the Bankruptcy Code, confirmation of the Reorganization Plan requires the approval of at least 75% of current asbestos claimants as well as court approval. On October 8, 2010, the balloting agent certified to the Bankruptcy Court that the requisite approval from claimants had been received. The Bankruptcy Court held hearings on confirmation of the Reorganization Plan on October 26-27, 2010 (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, determined that the terms of the Reorganization Plan are neutral to the rights of such insurers and thus ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”). Leslie is currently awaiting the required review and approval of the 524(g) trust aspects of the Reorganization Plan by the U.S. District Court for the District of Delaware. Upon entry of such a District Court order and absent an appeal and entry of any stay pending any appeal by the insurers, Leslie and CIRCOR would fund the trust once various closing conditions are satisfied and the Reorganization Plan becomes effective. On October 29, 2010, one of the insurers did file a notice of appeal and we anticipate that one or more other insurers will join in such an appeal. Leslie’s final emergence from bankruptcy and distributions from the trust to claimants would not occur until any appeals are favorably resolved, although CIRCOR and Leslie believe that any such appeals are without merit.

Accounting—Indemnity and Defense Cost Liabilities and Assets

Prior to the Filing Date, Leslie recorded an estimated liability associated with reported asbestos claims when it believed that a loss was both probable and could be reasonably estimated.

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

As a result of the filing by Leslie of the Bankruptcy Petition and Reorganization Plan, we modified our accrual methodology and have now accrued our Leslie asbestos and bankruptcy liabilities based on the terms of the Reorganization Plan. As of October 3, 2010, we have recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.9 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	October 3, 2010	December 31, 2009
Bankruptcy and indemnity liability	$78,067	$57,716
Incurred defense cost liability	1,997	2,544
Insurance recoveries receivable	(194)	(4,614)

Net asbestos liability	$79,870	$55,646

As described above, there are a number of uncertainties in connection with the Reorganization Plan that Leslie has filed. If the Reorganization Plan is not approved as filed, then the actual costs of resolving these pending and future asbestos claims could be substantially higher or lower than the current estimate.

Third Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity as of the Filing Date as well as the financial impact on the Company of the asbestos litigation (and bankruptcy filing) for the three and nine months ended October 3, 2010 and September 27, 2009 (excluding open Mississippi claims, for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended October 3, 2010
Beginning open cases	1,214
Cases filed	132
Cases resolved and dismissed	(6)

Ending open cases	1,340

Ending open mesothelioma cases	713

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through the Filing Date as well as additional charges incurred. The $29.6 million of year-to-date bankruptcy related charges, net is comprised of an anticipated $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $4.6 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of October 3, 2010.

	Three Months Ended		Nine Months Ended
(In Thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Indemnity costs accrued (cases filed)	$—	$1,140	$2,496	$7.851
Adverse verdict costs (recoveries)	—	95	(2,390)	283
Defense cost incurred	16	3,009	7,182	9,450
Insurance recoveries adjustment	—	0	(3,652)	2,069
Insurance recoveries accrued	—	(2,267)	(2,626)	(5,971)
Bankruptcy related charges, net	2,327	—	29,593	—

Net pre-tax asbestos and bankruptcy expense	$2,343	$1,977	$30,603	$13,682

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

Remaining Insurance

As of October 3, 2010, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.7 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for filing of the Bankruptcy Petition, would continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with the defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie has not accrued an insurance receivable for such recovery. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie would be required to bear an even greater share of indemnity and defense costs, which, but for the filing of the Bankruptcy Petition, could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows. As discussed previously, under the Reorganization Plan all remaining indemnity insurance proceeds would go to the Trust.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $46.2 million at October 3, 2010. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from October 3, 2010.

The following table contains information related to standby letters of credit instruments outstanding as of October 3, 2010 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$31,959
Greater than 12 months	14,284

Total	$46,243

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

During the three and nine months ended October 3, 2010, we made cash contributions of $1.6 million and $1.9 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements. Based on a desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during the three months ended March 29, 2009, we facilitated a mandatory cash-out to all active and terminated employees of the SERP, who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the first quarter of 2009.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost-benefits earned	$100	$88	$300	$263
Interest cost on benefits obligation	534	511	1,603	1,533
Estimated return on assets	(506)	(423)	(1,519)	(1,227)
Prior service cost amortization	0	3	0	11
Loss (gain) amortization	73	(155)	221	243
One time SERP settlement charge	0	0	0	240

Net periodic cost of defined benefit pension plans	$201	$24	$605	$1,063

(12) Income Taxes

As required by the Income Tax Topic of the ASC at October 3, 2010 and at December 31, 2009, we had $1.5 and $2.0 million of unrecognized tax benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 3, 2010, we have approximately $0.1 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Internal Revenue Service has concluded its examination of the Company for 2007. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2006 and is no longer subject to examination by the tax authorities in Italy for years prior to 2005.

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to substantially recover any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of October 3, 2010.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 3, 2010 (In thousands):

Balance beginning December 31, 2009	$3,561
Provisions	1,549
Claims settled	(2,546)
Acquired liability	50
Currency translation adjustments	(133)

Balance ending October 3, 2010	$2,481

(14) Business Acquisitions

On August 3, 2010, we acquired certain assets of Castle Precision Industries (“Castle”), located in Sylmar, California. Castle manufactures landing gear components, landing gear and actuation sub-systems, and provides maintenance, repair and overhaul services to the commercial and military aircraft markets. Castle will be reported in our Aerospace segment. We expect to finalize our acquisition accounting, including the fair valuation of tangible and intangible assets and liabilities during the fourth quarter of 2010. The excess of the purchase price over the current estimated fair value of the net identifiable assets of $8.9 million has been recorded as goodwill.

On April 6, 2010, we acquired Ateliers de Navarre (“ADN”), located in Pau, France. Also on April 6, 2010, we acquired the remaining 48% ownership interest of Technoflux Sarl (“Technoflux”), a Moroccan corporation. ADN and Technoflux, which are reported in our Aerospace segment, will expand our capabilities in DC and AC motors, stator, rotor, solenoid and bobbin assembly. In connection with these acquisitions, we recorded purchase price allocations of $1.0 million of current assets, $0.2 million of fixed assets, $2.5 million of current liabilities, and $1.3 million of goodwill. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

On May 31, 2010, we acquired the valves division of India-based Mazda Ltd., (“Mazda”) a manufacturer of severe service control valves and vacuum systems. The acquired operation is reported in our Flow Technologies segment. In connection with this acquisition, we recorded purchase price allocations of $1.3 million of current assets, $0.3 million of fixed assets, $0.3 million of current liabilities, $2.7 million of goodwill, and $0.7 million of intangible assets. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

(15)	Subsequent Event

On November 4, 2010, we filed with the SEC a shelf registration statement on Form S-3 under which we may issue up to $400 million of securities including debt securities, common stock, preferred stock, warrants to purchase any such securities and units comprised of any such securities (the “Securities”). Pending effectiveness, we may offer these Securities from time to time in amounts, at prices and on terms to be determined at the time of sale. We believe that with this registration statement, we will have greater flexibility to take advantage of financing opportunities, acquisitions and other business opportunities when and if such opportunities arise. Depending on market conditions we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.

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

During the fourth quarter of 2009, we realigned our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The realignment was the result of changes in our internal organization regarding the allocation of resources and assessment of performance. The principal change was to divide the previously reported Instrumentation and Thermal Fluid Controls Products group into two segments – Aerospace and Flow Technologies. Accordingly, business segment information for prior periods has been restated to conform to the current presentation. The realignment did not affect our consolidated net income (loss), balance sheets or cash flows for any of the periods presented.

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

We are focused on providing solutions for our customers’ requirements through a broad base of products and services. We have begun to transform our worldwide operations and culture through the development of lean manufacturing techniques and implementation of the CIRCOR Business System. The CIRCOR Business System promotes improved shareholder value through a commitment to certain core competencies, including operational excellence, talent acquisition and development, continuous improvement, new product development, and strategic acquisitions and integration. While we believe many of our product lines have leading positions in their niche markets, our objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. In order to achieve this objective, our key strategies are to:

•	Grow organically by investing in new products, increasing development of mission-critical subsystems, and expanding the geographic reach of our products;

•	Acquire complementary businesses or technologies;

•	Continue our focus on continuous improvement and operational excellence to enhance margins; and

•	Expand our global supply chain capability, especially in China and India.

During the past five years, we have made progress in fundamentally altering the culture of the Company, adopting and instilling a disciplined adherence to lean principles of visual metric management, operational excellence and continuous improvement. While, as with virtually all industrial manufacturers, the economic recession has adversely affected our financial results, we continue to focus on our key strategic initiatives and on quality of earnings by reducing our cost structure, driving operational improvements, and expanding our low cost operations in emerging markets. We are primarily comprised of late cycle businesses and as such continue to proceed through 2010 with caution. We have seen some signs of stabilization in oil and gas prices and expect, with a few exceptions, slow growth in most of our end markets. At the same time, we continue to dedicate resources to pursue our key strategic objectives which, we believe, will enable us to grow and improve profitability during and after these uncertain times.

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

With the exception of our accrual for Leslie asbestos and bankruptcy charges, there have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

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

Our net inventory balance was $172.5 million as of October 3, 2010, compared to $145.0 million as of December 31, 2009. Our inventory allowance as of October 3, 2010 was $16.5 million, compared with $13.7 million as of December 31, 2009. Our provision for inventory obsolescence was $4.1 million and $4.4 million for the first nine months of 2010 and 2009, respectively. Although we have experienced declines in our organic revenue for the nine months ended October 3, 2010, we have experienced increases in orders and order backlog and we believe our inventory allowances remain adequate with a net realizable value of our inventory higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of October 3, 2010 and December 31, 2009, we had accrued $8.3 million and $14.6 million, respectively, related to these potential late shipment penalties. This amount decreased during the three months ended October 3, 2010 due to resolution with a significant customer. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. In addition, we are currently involved with the bankruptcy filing of our Leslie subsidiary. We have accrued for the anticipated settlement costs associated with the pre-negotiated plan of reorganization filed in U.S. Bankruptcy Court and expense the related professional fees when incurred. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies and Commitments” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1 hereof.

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

The July 12, 2010, filing of bankruptcy by Leslie within the Flow Technologies segment, was an indicator of impairment. As such, we performed an analysis which compared the estimated fair value of the Flow Technologies reporting unit to its book value as of July 4, 2010 using the same methodology as we used for annual assessment as of December 31, 2009. This analysis indicated that the fair value of the reporting unit exceeded the book value by approximately 35%. As of October 3, 2010, we updated our analysis and again determined that the fair value of the reporting unit exceeded the book value by approximately 42% resulting in no impairment of the $4.3 million of goodwill reported within the Flow Technologies reporting unit as of October 3, 2010.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of October 3, 2010 increased $12.5 million to $60.4 million compared to $47.9 million as of December 31, 2009. This increase is primarily due to the 2010 acquisitions of Castle Precision Industries (“Castle”), Mazda Ltd. (“Mazda”), and Ateliers de Navarre (“ADN”), partially offset by currency translation adjustments.

Long-Lived Assets Impairment Analysis

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies segment, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in the fourth quarter of 2007. As part of our 2008 and 2009 annual goodwill impairment analyses, with the assistance of an independent third-party appraisal firm, we performed an impairment analysis for the asset groups within the Flow Technologies segment. This analysis led us to conclude that only the Leslie business unit was impaired and we determined that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary. The filing of bankruptcy by Leslie on July 12, 2010, was another indicator of impairment and we concluded again as of October 3, 2010, that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary.

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

Excluding the discrete items related to the Leslie bankruptcy filing and revaluation of UK deferred tax assets and liabilities pursuant to the tax rate change effective April 1, 2011, we expect an effective income tax rate of 26% for 2010. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net foreign deferred tax liability and a domestic deferred income tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $10.2 and $10.3 million at October 3, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the nine months ended October 3, 2010, we made cash contributions of $1.9 million to our qualified defined benefit pension plan. For the remainder of 2010, we expect to make voluntary cash contributions of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended October 3, 2010 Compared to the Three Months Ended September 27, 2009.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended October 3, 2010 and September 27, 2009:

	Three Months Ended
	October 3, 2010		September 27, 2009		% Change
	(Dollars in thousands)
Net revenues	$177,577	100.0%	$144,327	100.0%	23.0%
Cost of revenues	126,096	71.0%	102,462	71.0%	23.1%

Gross profit	51,481	29.0%	41,865	29.0%	23.0%
Selling, general and administrative expenses	35,648	20.1%	29,787	20.6%	19.7%
Asbestos and bankruptcy related charges	2,343	1.3%	1,977	1.4%	18.5%
Special recoveries	0	0.0%	(543)	(0.4)%	(100.0)%

Operating income	13,490	7.6%	10,644	7.4%	26.7%
Other (income) expense:
Interest expense, net	734	0.4%	394	0.3%	86.3%
Other income, net	(853)	(0.5)%	(959)	(0.7)%	(11.1)%

Total other income	(119)	(0.1)%	(565)	(0.4)%	(78.9)%

Income before income taxes	13,609	7.7%	11,209	7.8%	21.4%
Provision for income taxes	3,210	1.8%	2,804	1.9%	14.5%

Net income	$10,399	5.9%	$8,405	5.8%	23.7%

Net Revenues

Net revenues for the three months ended October 3, 2010 increased by $33.3 million, or 23%, to $177.6 million from $144.3 million for the three months ended September 27, 2009. The increase in net revenues for the three months ended October 3, 2010 was attributable to the following:

	Three Months Ended
	October 3, 2010	September 27, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$80,613	$61,185	$19,428	$7,464	$14,359	$(2,395)
Aerospace	28,316	26,234	2,082	2,236	473	(628)
Flow Technologies	68,648	56,908	11,740	902	12,651	(1,813)

Total	$177,577	$144,327	$33,250	$10,602	$27,483	$(4,835)

The Energy segment accounted for 45% of net revenues for the three months ended October 3, 2010 compared to 42% for the three months ended September 27, 2009. The Aerospace segment accounted for 16% of net revenues for the three months ended October 3, 2010 compared to 18% for the three months ended September 27, 2009. The Flow Technologies segment accounted for 39% of net revenues for the three months ended October 3, 2010 compared to 40% for the three months ended September 27, 2009.

Energy segment revenues increased by $19.4 million, or 32%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. The increase was the result of organic growth of $14.4 million plus $7.5 million in additional revenues due to the fourth quarter 2009 acquisition of Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”) partially offset by a decline of $2.4 million from foreign currency fluctuations. The organic growth was the result of a strong year over year rebound in North American short cycle business. Orders for this segment increased $47.9 million to $98.5 million for the three months ended October 3, 2010 compared to the same period in 2009. This increase was primarily due to continued strength in North American short cycle business and the fourth quarter 2009 acquisition of Pipeline Engineering. Backlog has increased by $38.8 million to $153.0 million as of October 3, 2010 compared to the same period in 2009. We continue to see a rebound in North American short cycle activities which is helping to offset lower large international projects compared to the prior year.

Aerospace segment revenues increased by $2.1 million, or 8%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. The increase was due to $2.2 million in additional revenue primarily from the third quarter 2010 acquisition of Castle and $0.5 million in organic growth partially offset by a $0.6 million decline from foreign currency fluctuations. The organic growth was the result of growth in the military landing gear market offsetting small declines in other markets. Orders for this segment increased $4.0 million to $31.3 million for the three months ended October 3, 2010 compared to the same period in 2009. The Castle acquisition added $2.3 million to the increase in orders for the three months ended October 3, 2010. Backlog has increased by $32.3 million to $152.8 million as of October 3, 2010 compared to the same period in 2009. The Castle acquisition added approximately $30.0 million to our backlog during the three months ended October 3, 2010. There have been signs that the commercial aerospace markets are seeing modest year over year improvement. However, we remain cautious for 2010 and anticipate, excluding the impact of acquisitions, that shipments will be relatively flat compared to 2009.

Flow Technologies segment revenues increased by $11.7 million, or 21%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. The increase in revenues was the result of an incremental $12.7 million from organic growth primarily due to semiconductor, maritime, instrumentation and process industry strength. In addition, $0.9 million of revenues came from the second quarter 2010 acquisition of Mazda. This growth was partially offset by $1.8 million in lower revenues resulting from foreign currency fluctuations. Orders for this segment increased $17.7 million to $77.4 million for the three months ended October 3, 2010 compared to the same period in 2009 with strength in all markets excluding petrochemical and refining. Backlog has increased by $22.6 million to $85.9 million as of October 3, 2010 compared to the same period in 2009. Our outlook for the remainder of 2010 continues to be cautious for most of our Flow Technologies markets except U.S. naval and semiconductor where we have a strong backlog.

Gross Profit

Consolidated gross profit increased $9.6 million to $51.5 million for the quarter ended October 3, 2010 compared to $41.9 million for the quarter ended September 27, 2009. Consolidated gross margin remained unchanged at 29.0% for both quarters ended October 3, 2010 and September 27, 2009.

Gross profit for the Energy segment increased $4.4 million, or 29%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. The increase in gross profit was primarily due to the following: $3.1 million organic growth, $1.6 million from the acquisition of Pipeline Engineering, partially offset by $0.3 million in lower foreign exchange rates compared to the U.S. dollar. Gross margins declined 50 basis points from 24.8% for the quarter ending September 27, 2009 to 24.3% in the quarter ended October 3, 2010. The decrease was driven primarily by continued pricing pressures, especially in the large international projects, unfavorable mix and lower profitability from acquisitions partially offset by organic growth, associated operating leverage, favorable penalty reserve adjustments and productivity improvements.

Gross profit for the Aerospace segment increased $1.3 million, or 15%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. This segment’s increase was primarily due to $1.3 million from organic growth and $0.1 million from the acquisition of Castle, partially offset by a decline of $0.1 million due to foreign currency fluctuations. Gross margins improved by 200 basis points due to productivity gains and favorable pricing.

Gross profit for the Flow Technologies segment increased $3.9 million, or 22%, for the quarter ended October 3, 2010 compared to the quarter ended September 27, 2009. This segment’s quarterly gross profit increase was the result of organic growth of $4.1 million, primarily in semiconductor and instrumentation, and $0.4 million in additional gross profit from the Mazda acquisition, partially offset by a $0.6 million decrease due to foreign currency fluctuations. Gross margins increased from 32.0% for the quarter ending September 27, 2009 to 32.3% in the quarter ended October 3, 2010 mostly due to improved productivity, favorable pricing and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.9 million, or 20%, to $35.6 million for the quarter ended October 3, 2010 compared to $29.8 million for the three months ended September 27, 2009. Selling, general and administrative expenses as a percentage of revenues decreased 50 basis points to 20.1% for the three months ended October 3, 2010 compared to 20.6% for the three months ended September 27, 2009.

Selling, general and administrative expenses for the Energy segment increased 25%, or $2.1 million, compared to the third quarter 2009 due to a $2.3 million increase from the acquisition of Pipeline Engineering and a $0.1 million operational increase. This increase was partially offset by a $0.3 million decline due to foreign exchange rates.

Selling, general and administrative expenses for the Aerospace segment increased 40%, or $2.0 million, compared to the third quarter 2009. The increase is mainly due to operational increases of $1.7 million related to engineering and product development supporting new programs and transaction costs related to acquisitions. In addition, there were increases of $0.5 million primarily from acquisitions partially offset by a $0.2 million decline to foreign currency fluctuations.

Selling, general and administrative expenses for the Flow Technologies segment increased 9%, or $1.1 million, compared to the third quarter 2009 due to a $1.3 million operational increase related primarily to growth activities and a $0.2 million increase from the Mazda acquisition. These increases were partially offset by a $0.4 million decrease due to foreign exchange rates.

Corporate selling, general and administrative expenses increased $0.6 million in the third quarter of 2010 from the same period in 2009. The increase was primarily due to increases in incentive compensation.

Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs were $2.3 million for the three months ended October 3, 2010, consisting of bankruptcy related professional fees, compared to $2.0 million for the three months ended September 27, 2009, consisting of indemnity and defense costs for ongoing Leslie asbestos activities.

Operating Income (Loss)

The change in operating income (loss) for the three months ended October 3, 2010 compared to the three months ended September 27, 2009 was as follows:

	Three Months Ended
	October 3, 2010	September 27, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$8,968	$6,696	$2,272	$(664)	$2,985	$(49)
Aerospace	2,726	4,004	(1,278)	(352)	(998)	72
Flow Technologies	6,966	4,220	2,746	189	2,760	(203)
Corporate	(5,170)	(4,276)	(894)	0	(892)	(2)

Total	$13,490	$10,644	$2,846	$(827)	$3,855	$(182)

Operating income increased 27%, or $2.8 million, for the three months ended October 3, 2010 compared to the three months ended September 27, 2009, on a 23% increase in revenues.

Operating income for the Energy segment increased $2.3 million, or 34%, for the third quarter 2010, on a revenue increase of 32% compared to the third quarter 2009. The increase was driven primarily by organic growth, associated operating leverage, favorable penalty reserve adjustments and productivity improvements partially offset by continued pricing pressures, especially in the large international projects, unfavorable mix and lower profitability from acquisitions.

Operating income for the Aerospace segment decreased $1.3 million, or 32%, for the third quarter of 2010 compared to the third quarter of 2009. The decrease was primarily due to an increase in operating expenses related to engineering and product development supporting new programs and transaction costs related to acquisitions partially offset by productivity gains and favorable pricing.

Operating income for the Flow Technologies segment increased $2.7 million, or 65%, compared to the third quarter 2009 on a revenue increase of 21%. The operating income improvement was primarily driven by favorable volume and productivity.

Corporate operating expenses for the third quarter 2010 increased $0.9 million compared to the third quarter 2009 primarily due to increases in incentive compensation and Leslie bankruptcy expenses.

Interest (Income) Expense, Net

Interest expense, net, increased $0.3 million for the three months ended October 3, 2010 from the three months ended September 27, 2009. This increase in interest expense was primarily due to higher fees and interest on higher average borrowings associated with our revolving credit facility.

Provision for Taxes

The effective income tax rate was 23.6% and 25.0% for the third quarter of 2010 and 2009, respectively. The rate for the third quarter 2010 reflects a 26% estimated effective tax rate for the year adjusted by the tax effect of the revaluation of the Company’s UK deferred tax assets and liabilities pursuant to the UK tax rate change, which became law during the third quarter 2010 and which becomes effective April 1, 2011.

Net Income (Loss)

Net income increased $2.0 million to $10.4 million in the third quarter 2010 on 23% higher revenues, compared to the same quarter in 2009.

Results of Operations for the Nine Months Ended October 3, 2010 Compared to the Nine Months Ended September 27, 2009.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended October 3, 2010 and September 27, 2009:

	Nine Months Ended
	October 3, 2010		September 27, 2009		% Change
	(Dollars in thousands)
Net revenues	$491,851	100.0%	$484,509	100.0%	1.5%
Cost of revenues	348,109	70.8%	338,123	69.8%	3.0%

Gross profit	143,742	29.2%	146,386	30.2%	(1.8)%
Selling, general and administrative expenses	109,024	22.2%	98,127	20.3%	11.1%
Asbestos and bankruptcy related charges	30,603	6.2%	13,682	2.8%	123.7%
Special recoveries	0	0.0%	(1,678)	(0.3)%	(100.0)%

Operating income	4,115	0.8%	36,255	7.5%	(88.6)%
Other (income) expense:
Interest expense, net	1,874	0.4%	466	0.1%	302.1%
Other income, net	(646)	(0.1)%	(1,409)	(0.3)%	(54.2)%

Total other expense (income)	1,228	0.2%	(943)	(0.2)%	(230.2)%

Income before income taxes	2,887	0.6%	37,198	7.7%	(92.2)%
(Benefit) provision for income taxes	(2,005)	(0.4)%	10,601	2.2%	(118.9)%

Net income	$4,892	1.0%	$26,597	5.5%	(81.6)%

Net Revenues

Net revenues for the nine months ended October 3, 2010 increased by $7.4 million, or 1.5%, to $491.9 million from $484.5 million for the nine months ended September 27, 2009. The increase in net revenues for the nine months ended October 3, 2010 was attributable to the following:

	Nine Months Ended
	October 3, 2010	September 27, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$215,641	$227,306	$(11,665)	$22,784	$(31,505)	$(2,944)
Aerospace	83,401	84,821	(1,420)	4,991	(5,461)	(950)
Flow Technologies	192,809	172,382	20,427	933	21,296	(1,802)

Total	$491,851	$484,509	$7,342	$28,708	$(15,670)	$(5,696)

The Energy segment accounted for 44% of net revenues for the nine months ended October 3, 2010 compared to 47% for the nine months ended September 27, 2009. The Aerospace segment accounted for 17% of net revenues for the nine months ended October 3, 2010 compared to 18% for the nine months ended September 27, 2009. The Flow Technologies segment accounted for 39% of net revenues for the nine months ended October 3, 2010 compared to 35% for the nine months ended September 27, 2009.

Energy segment revenues decreased by $11.7 million, or 5%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. The decrease was the result of organic declines of $31.5 million and lower revenues of $2.9 million from foreign currency fluctuations partially offset by additional revenues of $22.8 million due to the fourth quarter 2009 acquisition of Pipeline Engineering. The organic declines of $31.5 million, or 14%, were the result of weakness in our project businesses including large international and U.S. pipeline equipment partially offset by a year over year rebound in North American short cycle business. Orders for this segment increased $74.0 million to $244.1 million for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. This increase in orders was primarily due to strength in North American short cycle business, which have partially rebounded from the low order intake recorded during 2009. Orders also increased over the nine months ended September 27, 2009 as a result of the fourth quarter 2009 acquisition of Pipeline Engineering, partially offset by lower large international projects and U.S. pipeline equipment orders.

Aerospace segment revenues decreased by $1.4 million, or 2%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. The decrease in revenues was the net result of an organic decline of 6%, or $5.5 million, driven by lower shipments of commercial aerospace, military and defense orders as well as revenue decreases from foreign currency fluctuations of $1.0 million. This decrease was partially offset by 6%, or $5.0 million, in higher revenues resulting primarily from the August 2010 acquisition of Castle as well as the March 2009 acquisitions of Bodet Aero (“Bodet”) and Atlas Productions (“Atlas”). Orders for this segment increased $3.7 million to $93.1 million for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. This increase was mainly due to increases in other military, commercial OEM, aftermarket orders and the positive impact of acquisitions partially offset by the timing of military landing gear orders, which were significant in the three months ended September 27, 2009.

Flow Technologies segment revenues increased by $20.4 million, or 12%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. The increase in revenues is based primarily on organic growth of $21.3 million primarily due to semiconductor strength, which has rebounded from distressed levels in 2009. Additionally, there was a $0.9 million revenue increase due to the second quarter 2010 acquisition of Mazda offset by a $1.8 million revenue decline due to foreign currency fluctuation. Orders for this segment increased $42.9 million to $210.8 million for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 with improvement in most markets except commercial construction and petrochemical and refining.

Gross Profit

Consolidated gross profit decreased $2.7 million to $143.7 million for the nine months ended October 3, 2010 compared to $146.4 million for the nine months ended September 27, 2009. Consolidated gross margin decreased 100 basis points to 29.2% for the nine months ended October 3, 2010 compared to 30.2% for the nine months ended September 27, 2009.

Gross profit for the Energy segment decreased $9.5 million, or 16%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. The decrease in gross profit was primarily due to the organic revenue declines of $16.8 million primarily in large international projects and U.S. pipeline projects. Foreign currency fluctuations also reduced gross profit by $0.1 million. These declines were partially offset by growth in North American short cycle business and a $7.4 million increase resulting from the fourth quarter 2009 acquisition of Pipeline Engineering. Gross margins declined 290 basis points from 26.8% for the nine months ending September 27, 2009 to 23.9% in the nine months ended October 3, 2010. The decline was driven primarily by the lost leverage on the organic revenue reductions and significant pricing pressures, especially in the large international projects. These declines were partially offset by productivity gains from the lower headcount as well as reduced fixed expenses associated with the closing of two facilities during 2009.

Gross profit for the Aerospace segment increased $1.5 million, or 5%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. $1.1 million of this segment’s increase was due to organic growth and $0.8 million was from the July 2010 acquisition of Castle and the March 2009 acquisitions of Bodet and Atlas. These increases were partially offset by $0.3 million due to unfavorable foreign exchange rates. Gross margins improved by 250 basis points due to productivity gains, favorable product mix and improved pricing partially offset by lower volume and associated operating leverage.

Gross profit for the Flow Technologies segment increased $5.2 million, or 9%, for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009. This segment’s gross profit increase was the result of organic growth of $5.5 million primarily in semiconductor and instrumentation and $0.4 million from the second quarter 2010 acquisition of Mazda. This growth was partially offset by $0.7 million declines due to lower foreign exchange rates compared to the U.S. dollar. Gross margins declined 70 basis points mostly due to an unfavorable product mix and new program expenses, partially offset by productivity gains and pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.9 million, or 11%, to $109.0 million for the nine months ended October 3, 2010 compared to $98.1 million for the nine months ended September 27, 2009. Selling, general and administrative expenses as a percentage of revenues increased 190 basis points to 22.2% for the nine months ended October 3, 2010 compared to 20.3% for the nine months ended September 27, 2009.

Selling, general and administrative expenses for the Energy segment increased 19%, or $5.5 million, compared to the first nine months of 2009 due primarily to an $8.2 million increase from the acquisition of Pipeline Engineering. This increase was partially offset by a $2.6 million operational decline due to lower commissions, administrative and severance costs and a $0.1 million decrease due to foreign exchange rates.

Selling, general and administrative expenses for the Aerospace segment increased 23%, or $3.9 million, compared to the first nine months of 2009. The increase is mainly due to a $1.3 million increase from the August 2010 acquisition of Castle and the March 2009 acquisitions of Bodet and Atlas and operational increases of $2.9 million primarily related to increased expenses for engineering and product development supporting new programs. These increases are partially offset by a $0.3 million decrease due to foreign exchange rates.

Selling, general and administrative expenses for the Flow Technologies segment increased 5%, or $2.0 million, compared to the first nine months of 2009 due to a $0.7 million increase attributable to the Mazda acquisition and a $1.6 million operational increase related primarily to inflation and growth programs partially offset by reduced severance costs mostly incurred in 2009. These increases were partially offset by a $0.4 million decrease due to foreign currency fluctuations.

Corporate selling, general and administrative expenses decreased $0.4 million in the first nine months of 2010 from the same period in 2009. The decrease was primarily due to lower pension related expenses and professional fees.

Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs increased $16.9 million to $30.6 million for the nine months ended October 3, 2010 compared to $13.7 million for the nine months ended September 27, 2009. This increase was primarily due to the Leslie bankruptcy charges of $27.3 million incurred during the three months ended July 4, 2010 partially offset by lower year over year indemnity accruals, defense costs and insurance recovery adjustments.

Special Charges (Recoveries)

For the nine months ended October 3, 2010, we did not record any special charges. This compares with special recoveries of $1.7 million for the nine months ended September 27, 2009, which includes $0.5 million associated with the 2009 acquisitions of Bodet and Atlas as well as $1.1 million we received in the first quarter of 2009 relating to a 2007 asset sale.

Operating Income (Loss)

The change in operating income (loss) for the nine months ended October 3, 2010 compared to the nine months ended September 27, 2009 was as follows:

	Nine Months Ended
	October 3, 2010	September 27, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$17,417	$33,484	$(16,067)	$(716)	$(15,315)	$(36)
Aerospace	10,400	13,281	(2,881)	(491)	(2,363)	(27)
Flow Technologies	(7,580)	4,743	(12,323)	(346)	(11,635)	(342)
Corporate	(16,122)	(15,253)	(869)	0	(862)	(7)

Total	$4,115	$36,255	$(32,140)	$(1,553)	$(30,175)	$(412)

Operating income decreased $32.1 million, or 89%, to $4.1 million for the nine months ended October 3, 2010 from $36.3 million for the nine months ended September 27, 2009.

Operating income for the Energy segment decreased $16.1 million, or 48%, for the first nine months of 2010, as operating margin decreased 660 basis points to 8.1% on an organic revenue decrease of 5%, compared to the same period in 2009. These declines were driven primarily by the lost leverage on the organic revenue reductions, significant pricing pressures, especially in the large international projects, and the impact of acquisitions. These declines were partially offset by productivity gains in our North American short cycle business as well as reduced fixed expenses associated with the closing of two facilities during 2009 and adjustments to reserves for penalties.

Operating income for the Aerospace segment decreased $2.9 million, or 22%, for the first nine months of 2010 compared to the same period in 2009. The decrease in operating income is primarily due to organic revenue declines and associated lost operating leverage and increased expenses for engineering and product development supporting new programs partially offset by productivity gains, improved pricing and a favorable product mix.

Operating income for the Flow Technologies segment decreased $12.3 million compared to the same period in 2009. The most significant factor contributing to this decrease was an increase in Leslie asbestos and bankruptcy related charges of $15.5 million. The remaining increase was the result of organic growth and associated operating leverage, productivity and pricing gains partially offset by unfavorable product mix, new program expenses and inflation.

Corporate operating expenses increased $0.9 million, or 6%, for the nine months ended October 3, 2010 compared to the same period in 2009 due to an increase in Leslie bankruptcy related professional fees and incentive compensation expense partially offset by lower pension expense.

Interest Expense, Net

Interest expense, net, increased $1.4 million for the nine months ended October 3, 2010 from the nine months ended September 27, 2009. This increase in interest expense was primarily due to higher fees and interest on our debt borrowings associated with our revolving credit facility and lower interest income on investments.

Other (Income) Expense, Net

The Company reported other income of $0.6 million for the nine months ended October 3, 2010 compared to $1.4 million for the nine months ended September 27, 2009. The $0.8 million difference was largely the result of foreign currency fluctuations.

(Benefit) Provision for Taxes

The effective income tax rate was (69.5%) and 28.5% for the nine months ended October 3, 2010 and September 27, 2009 respectively. The rate for the nine months ended October 3, 2010 reflects the 26% estimated effective tax rate for the year ended December 31, 2010, adjusted by the tax effect related to the costs recognized in association with the Leslie bankruptcy filing and the revaluation of the Company’s UK deferred tax assets and liabilities pursuant to the UK tax rate change effective April 1, 2011.

Net Income

Net income decreased $21.7 million to $4.9 million for the nine months ended October 3, 2010 compared to $26.6 million for the nine months ended September 27, 2009. The decrease was primarily the result of the Leslie bankruptcy charges and decreased profitability in the Energy segment due to organic volume reductions and pricing in significant project related businesses.

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

The following table summarizes our cash flow activities for the nine months ended October 3, 2010 (In thousands):

Cash flow provided by (used in):
Operating activities	$14,743
Investing activities	(24,299)
Financing activities	30,009
Effect of exchange rates on cash and cash equivalents	1,723

Increase in cash and cash equivalents	$22,176

During the nine months ended October 3, 2010, we received $14.7 million in cash from operating activities compared to $29.2 million in cash provided by operating activities during the nine months ended September 27, 2009. The lower amount of cash provided by operating activities was primarily due to decreases in working capital and lower net income offset by the establishment of a provision for the Leslie bankruptcy settlement during the nine months ended October 3, 2010, compared to the same period in 2009. The $24.3 million used in investing activities primarily consisted of $34.4 million for acquisitions in 2010, including Castle and Mazda, and $11.4 million for the purchase of new capital equipment partially offset by proceeds from the sale of investments. Financing activities provided $30.0 million in cash, which included a net $31.5 million of debt repayments and $0.3 million in proceeds from the exercise of stock options partially offset by $2.0 million used to pay dividends to shareholders.

As of October 3, 2010, total debt was $42.4 million compared to $7.5 million as of December 31, 2009. During the first nine months of 2010, we repaid our outstanding industrial revenue bond of $4.8 million and borrowed an additional $37.6 million from our existing credit facilities. $25.9 million of this additional borrowing occurred in August 2010 in order to secure financing for the Castle acquisition. Total debt as a percentage of total shareholders’ equity was 12% as of October 3, 2010 compared to 2% as of December 31, 2009.

In July 2009, we entered into a new three and one half year unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous credit agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of October 3, 2010, we had borrowings of $30.4 million outstanding under our new credit facility and $46.2 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at October 3, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future as Leslie proceeds with its pre-negotiated plan of reorganization in U.S. Bankruptcy Court and the related funding of the trust under Section 524(g) of the U.S. Bankruptcy Code, which we anticipate will occur during the fourth quarter of 2010.

The ratio of current assets to current liabilities was 1.79:1 at October 3, 2010, compared to 2.52:1 at December 31, 2009. Cash and cash equivalents were $68.5 million as of October 3, 2010, compared to $46.4 million as of December 31, 2009.

In the fourth quarter of 2010, we expect to use approximately $36.0 million of existing cash balances for the funding of the proposed Section 524(g) trust in our Leslie subsidiary’s bankruptcy petition and to incur approximately $1.5 million for bankruptcy related professional fees. We expect to fund the balance of these bankruptcy amounts with borrowings from our credit facilities. As such, we believe we have access to sufficient cash and contractually available borrowings under our credit facilities, to fund working capital needs, and future growth including our capital expenditures and paying annual dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. We continue to search for strategic acquisitions in the flow control market. A larger acquisition may require additional borrowings and/or the issuance of our common stock.

The public and private capital markets in the United States and around the world continue to experience volatility, disruption and a general slowdown. This has spawned an unprecedented deterioration in many industrial markets, including several of the markets into which we sell our products. The breadth, depth and duration of this uncertain economic period remains unclear to us. These conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. A prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty in the credit and foreign exchange markets as well as geo-political implications in certain regions of the world may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline of our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition and results of operations.

On November 4, 2010, we filed with the SEC a shelf registration statement on Form S-3 under which we may issue up to $400 million of securities including debt securities, common stock, preferred stock. warrants to purchase any such securities and units comprised of any such securities (the “Securities”). Pending effectiveness, we may offer these Securities from time to time in amounts, at prices and on terms to be determined at the time of sale. We believe that with this registration statement, we will have greater flexibility to take advantage of financing opportunities, acquisitions and other business opportunities when and if such opportunities arise. Depending on market conditions we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.

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

Interest Rate Sensitivity Risk

As of October 3, 2010, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $34.3 million borrowed under our revolving credit facility as of October 3, 2010. Based upon expected levels of borrowings under our credit facility in 2010, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.1 million.

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

As of October 3, 2010, we had fourteen forward contracts with a contract value of $14.3 million to sell currencies as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	5	2,232	U.S. Dollars
Euro/U.S. Dollar	3	564	Euros
U.S. Dollar/Euro	6	11,300	U.S. Dollars

This compares to thirty-four forward contracts to sell currencies with a contract value of $29.7 million, which had a fair value asset of approximately $0.4 million as of December 31, 2009. As of October 3, 2010 the derivative forward contracts resulted in a fair value liability of approximately $0.2 million, which is included in accrued expenses and other current liabilities on our balance sheet.

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

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended October 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Petition”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

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

At the Filing Date, Leslie was a named defendant in approximately 1,340 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 713 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure. In addition to these claims, Leslie remained a named defendant in approximately 69 unresolved asbestos-related claims filed in Mississippi. Since 2004, however, the Mississippi Supreme Court has interpreted joinder rules more strictly, and the state legislature enacted a tort reform act under which each plaintiff must independently satisfy venue provisions, thus preventing thousands of out-of-state claimants from tagging onto a single in-state plaintiff’s case. As a result of these changes, Mississippi state court judges since 2004 have severed and dismissed tens of thousands of out-of-state asbestos claims against numerous defendants including Leslie. We continued to expect that most of the remaining Mississippi claims against Leslie would be dismissed as well. Leslie has not incurred any indemnity costs in Mississippi and defense costs to resolve these Mississippi claims have not been significant. While it was possible that certain dismissed claims could be re-filed in Mississippi or in other jurisdictions, any such re-filings likely would have been made on behalf of one or a small number of related individuals who could demonstrate actual injury and some connection to Leslie’s products. Consequently, Leslie did not factor these Mississippi filings into its claims reporting and valuation analyses.

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

During 2007, Los Angeles state court juries rendered two verdicts that, if allowed to stand, would have resulted in a liability to Leslie of approximately $3.8 million. Although Leslie accrued a liability during 2007 for each of these verdicts, both verdicts were appealed and, during November 2009, the California Court of Appeals issued its final ruling reversing one of the two judgments against Leslie. As a result of this ruling, during the fourth quarter of fiscal 2009, we reduced the accrued liability associated with Leslie’s asbestos claims by $1.3 million. After receiving a favorable ruling from the appellate court on the second adverse verdict (which initially resulted in an approximate $2.5 million award against Leslie), Leslie agreed to a reduced award of approximately $0.6 million.

Leslie’s Bankruptcy Filing and Subsequent Developments

On the Filing Date, Leslie filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated Reorganization Plan include creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for Asbestos Personal Injury Claims, and (ii) to $2.6 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. In addition, Leslie will remain a subsidiary of CIRCOR during and after Chapter 11 bankruptcy. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with an independent representative of Leslie’s future claimants.

The filing of the Bankruptcy Petition automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that bars the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Court granted Leslie’s request for a preliminary injunction that bars the prosecution or commencement of such claims until final approval of the Reorganization Plan, which would permanently channel such claims to the Trust. The Bankruptcy Court, on August 19, 2010, approved Leslie’s motions regarding procedures for voting on the proposed Plan and approved the form of a Disclosure Statement which Leslie then sent to the holders of claims against Leslie to enable them to vote on the proposed Plan. Under the Bankruptcy Code, confirmation of the Reorganization Plan requires the approval of at least 75% of current asbestos claimants as well as court approval. On October 8, 2010, the balloting agent certified to the Bankruptcy Court that the requisite approval from claimants had been received. The Bankruptcy Court held hearings on confirmation of the Reorganization Plan on October 26-27, 2010 (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, determined that the terms of the Reorganization Plan are neutral to the rights of such insurers and thus ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”). Leslie is currently awaiting the required review and approval of the 524(g) trust aspects of the Reorganization Plan by the U.S. District Court for the District of Delaware. Upon entry of such a District Court order and absent an appeal and entry of any stay pending any appeal by the insurers, Leslie and CIRCOR would fund the trust once various closing conditions are satisfied and the Reorganization Plan becomes effective. On October 29, 2010, one of the insurers did file a notice of appeal and we anticipate that one or more other insurers will join in such an appeal. Leslie’s final emergence from bankruptcy and distributions from the trust to claimants would not occur until any appeals are favorably resolved, although CIRCOR and Leslie believe that any such appeals are without merit.

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

As a result of the filing by Leslie of the Bankruptcy Petition and Reorganization Plan, however, we have accrued liabilities based on the terms of the Reorganization Plan. As of October 3, 2010, we have recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.9 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	October 3, 2010	December 31, 2009
Bankruptcy and indemnity liability	$78,067	$57,716
Incurred defense cost liability	1,997	2,544
Insurance recoveries receivable	(194)	(4,614)

Net asbestos liability	$79,870	$55,646

As described above, there are a number of uncertainties in connection with the Reorganization Plan that Leslie has filed. If the Reorganization Plan is not approved as filed, then the actual costs of resolving these pending and future asbestos claims could be substantially higher or lower than the current estimate.

Third Quarter 2010 Experience and Financial Statement Impact

The following tables provide information regarding Leslie’s claim activity as of the Filing Date as well as the financial impact on the Company of the asbestos litigation (and bankruptcy filing) for the three and nine months ended October 3, 2010 and September 27, 2009 (excluding open Mississippi claims, for which we anticipate dismissal of such claims for the reasons described above):

Three Months Ended October 3, 2010
Beginning open cases	1,214
Cases filed	132
Cases resolved and dismissed	(6)

Ending open cases	1,340

Ending open mesothelioma cases	713

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through Filing Date as well as additional charges incurred. The $29.6 million of year-to-date bankruptcy related charges, net is comprised of an anticipated $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $4.6 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of October 3, 2010.

	Three Months Ended		Nine Months Ended
(In Thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Indemnity costs accrued (cases filed)	$—	$1,140	$2,496	$7.851
Adverse verdict costs (recoveries)	—	95	(2,390)	283
Defense cost incurred	16	3,009	7,182	9,450
Insurance recoveries adjustment	—	0	(3,652)	2,069
Insurance recoveries accrued	—	(2,267)	(2,626)	(5,971)
Bankruptcy related charges, net	2,327	—	29,593	—

Net pre-tax asbestos and bankruptcy expense	$2,343	$1,977	$30,603	$13,682

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

Remaining Insurance

As of the Filing Date, we believe that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.7 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for filing of the Bankruptcy Petition, would continue to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Based on analysis performed by its insurance counsel, Leslie estimates that it may be able to recover from its excess carriers approximately $18 million associated with the defense and resolution of its pending asbestos claims and those claims anticipated to be filed during the next five years. Because the probability and amount of such recovery is uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of the Filing Date. In addition, despite the availability of such excess insurance, upon exhaustion of its primary layer of insurance, Leslie would be required to bear an even greater share of indemnity and defense costs, which, but for the filing of the Bankruptcy Petition, could have a material adverse effect on our financial condition, consolidated results of operations, and consolidated cash flows. As discussed previously, under the Reorganization Plan all remaining indemnity insurance proceeds would go to the Trust.

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

On October 28, 2010, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). In so doing, the Bankruptcy Court ruled that certain insurers who had objected to the Plan did not have standing to raise such objections since the Plan is neutral to the rights of such insurers. While we expect that the Confirmation Order, after the required review, will be entered by the U.S. District Court for the District of Delaware, at least one of the insurers already has filed a notice of appeal and we anticipate that one or more other insurers will join in such an appeal. Although we believe that any appeals are without merit, there can be no assurance that the Confirmation Order would not be overturned on appeal. While, under the terms of the Plan, Leslie and CIRCOR would fund the trust once various closing conditions are satisfied and the Plan becomes effective, Leslie’s final emergence from bankruptcy and distributions from the trust to claimants would not occur until any appeals are favorably resolved.

There remain a number of risks that may impact the success of Leslie’s bankruptcy case. As noted above, there can be no assurance that the Confirmation Order will be affirmed on appeal. Moreover, there can be no assurance that modifications of the Plan will not be required upon review by the U.S. District Court or as the result of any appeal. In such event, any such modifications might necessitate the re-solicitation of votes from Leslie’s asbestos claimants in which case there can be no assurance that the Plan as so modified would be accepted by the requisite percentage of claimants and value of asbestos claims. In addition, there can be no assurance that any alternative plan of reorganization would be on terms similar to those of the Plan or that the reorganization under Chapter 11 of the U.S. Bankruptcy Code would continue rather than be converted to a liquidation. If a protracted reorganization or liquidation were to occur, there is a substantial risk that the value of Leslie’s assets would be substantially eroded. Although we and Leslie believe that the Confirmation Order will be approved and upheld upon any appeal, there can be no assurance as to such matters, including the timing thereof.

Although the Plan has been drafted with the intention of complying with the provisions of the U.S. Bankruptcy Code, and the Bankruptcy Court has found that it does so comply, there can be no assurance that the validity and enforceability of the Section 524(g) channeling injunction, the relevant provisions of the U.S. Bankruptcy Code or the application of the channeling injunction to the asbestos claims against Leslie (or against us on a derivative basis) will not be challenged, either before or after Leslie emerges from bankruptcy. Although we and Leslie believe adequate bases exist for the courts to uphold the relevant provisions of the U.S. Bankruptcy Code and the channeling injunction, there can be no assurance that, in the future, courts might not invalidate either or both.

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at October 3, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future as Leslie proceeds with its pre-negotiated plan of reorganization in U.S. Bankruptcy Court and the related funding of the trust under Section 524(g) of the U.S. Bankruptcy Code, which we anticipate will occur during the fourth quarter of 2010.

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

CIRCOR INTERNATIONAL, INC.

Date: November 4, 2010	/s/ A. William Higgins
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: November 4, 2010	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 4, 2010	/S/ JOHN F . KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer