Form 10-K
period 2010-12-31
CIRCOR INTERNATIONAL INC
filed 2011-02-24
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $430,482,394.

As of February 21, 2011, there were 17,124,267 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 4, 2011. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant’s year ended December 31, 2010.

Part I

Item 1.    Business.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Security and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at http://investors.circor.com. The information on our website is not part of, or incorporated by reference in this Annual Report.

Who We Are

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

We design, manufacture and market valves and other highly engineered products and sub-systems used in the energy, aerospace and industrial markets. We have a global presence and operate 24 primary manufacturing facilities that are located in the United States, Canada, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We have three reporting segments: Energy, Aerospace and Flow Technologies. As of December 31, 2010, our products were sold through over 950 distributors and we serviced more than 7,000 customers in over 100 countries around the world. Within our major product groups, we develop, sell and service a portfolio of fluid-control products, sub-systems and technologies that enable us to fulfill our customers’ unique fluid-control application needs. Our strategy includes both organic and growth through acquisitions.

Our Culture

We have been transforming our worldwide operations and culture through the development of lean manufacturing techniques (“Lean”) and the implementation of the CIRCOR Business System. The CIRCOR Business System is defined by our commitment to attracting, developing and refining the best talent and pursuing continuous improvement in all aspects of our business and operations. The CIRCOR Business System promotes improved shareholder value through a commitment to core competencies across all of our business units, including talent acquisition and retention, operational excellence, business integration and repositioning, global business development, and new product development

Our Strategy

Our primary objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We strive to be a global growth company with great operational execution. We are working to accomplish these objectives by focusing on key end-markets that have above average growth with highly engineered product and project opportunities including the up-stream and mid-stream oil and gas, power generation, process and aerospace markets using the CIRCOR Business System to excel at:

•	Talent Acquisition, Development and Retention;

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Acquisition Integration and Repositioning;

•	Global Manufacturing and Supply Chain Management;

•	Global Business Development; and

•	New Product Development.

Through organic and acquisition-based growth our three to five year objectives are to double the size of CIRCOR, and gain significant market positions in our key end-markets and building a global capability in high-growth emerging markets.

Our Businesses

The Energy Segment

Our Energy segment designs, manufactures and distributes products into the upstream and midstream global energy markets and also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining pipeline integrity. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. Selected products of our Energy segment include flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves and pressure regulators for use in oil, gas and chemical processing and industrial applications. The significant brands of our Energy segment include: KF, Pibiviesse, Mallard Control, Hydroseal, Contromatics, Sagebrush and Pipeline Engineering.

The major end markets served by our Energy segment include:

Large International Energy Projects. The international upstream and midstream oil and gas markets use our flow control products for drilling, production, separation, liquefaction, gathering and transmission applications for large energy projects around the world. These projects are capital intensive, cyclical, and are typically integrated by large international engineering, procurement and construction companies. Sales to these markets typically involve a competitive bidding process and, once an award is made, lead times before delivery may be as long as six to nine months.

Short-Cycle North American Energy. The upstream and midstream oil and gas markets use our flow control products for drilling, production, separation, liquefaction, gathering and transmission applications for small to medium size projects within North America. This market is typically served through our distribution partners.

Pipeline Transmission Equipment & Services. The oil and gas transmission markets use our pipeline equipment products and services for measurement, pipeline integrity and cleaning applications for energy projects around the world. The projects are a mix of capital and Maintenance, Repair, and Overhaul (“MRO”) spending by pipeline construction and services companies. Sales to these markets involve a mix of competitively bid and distribution sales.

The Energy segment accounted for $305.9 million, $293.4 million and $415.7 million, or 45%, 46% and 52% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

The Aerospace Segment

Our Aerospace segment designs, manufactures and distributes valves, sensors, controls and subsystems for military and commercial aerospace applications. Selected products of our Aerospace segment include aerospace landing gear, precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers and DC electric motors. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems. Our products are sold globally to aircraft and aircraft engine manufactures (Boeing, Airbus, Embraer, Bombardier, Lockheed Martin, Cessna, RollsRoyce, Eurocopter etc.), tier one suppliers (Parker Hannafin, Eaton, Goodrich, SAFRAN, Triumph etc.) and tier two suppliers. The Aerospace segment also supports airline operators through spare parts distribution and MRO channels. The significant brands of our Aerospace segment include: CIRCOR Aerospace, Aerodyne Controls, Circle Seal Controls, Loud Engineering, Castle Precision Industries, Industria, Bodet Aero and Motor Technology.

The major end markets served by our Aerospace segment include:

Military Aerospace. This market designs, manufactures and repairs component and system solutions used on US and Foreign military combat and transport aircraft, helicopters, unmanned aerial vehicles, missiles, military ground vehicles, naval combat ships, space launch vehicles, space shuttles and satellites.

Commercial Aerospace. This market designs, manufactures and repairs component and system solutions employed in airframe and propulsion applications for air transport and cargo aircraft, regional jets, business aircraft and helicopters.

The Aerospace segment accounted for $118.9 million, $113.3 million and $105.9 million, or 17%, 18% and 13% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

The Flow Technologies Segment

Our Flow Technologies segment designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic, power generation and steam applications. Selected products of our Flow Technologies segment include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, regulators, strainers and sampling systems. The significant brands of our Flow Technologies segment include: Cambridge Fluid Systems, Hale Hamilton, Leslie Controls, Nicholson Steam Trap, GO Regulator, Hoke, CIRCORTech, Spence Engineering, CPC-Cryolab, RTK, Rockwood Swendeman, Spence Strainers, Dopak Sampling Systems and Texas Sampling.

The major end markets served by our Flow Technologies segment include:

Power Generation. This market includes a broad range of markets that utilize severe service products including globe control valves, steam conditioning, turbine by-pass and other specialty products for critical steam applications in the power generation markets.

Industrial & Commercial HVAC/Steam. This market utilizes heaters, valves and control systems, primarily in steam-related commercial, municipal and institutional heating applications.

Industrial & Process Markets. This market utilizes valves and related products to control steam and other fluids for a variety of applications, including: heating facilities, production of hot water and electricity, freeze protection of external piping, and heat transfer applications using steam or hot water in industrial processes.

Chemical & Refining. This market uses control valves, steam valves, grab sampling systems, instrumentation fittings and valves in a broad range of applications in the global chemical and refining markets.

Navy. Steam and gas management control products used specifically in the military maritime market.

The Flow Technologies segment accounted for $261.2 million, $235.9 million and $272.2 million, or 38%, 37% and 34% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Sales and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions, including direct sales, distributors and utilization of commissioned representatives. Our distribution and representative networks typically offer technically trained sales forces with strong relationships to key markets.

We believe that our well established sales and distribution channels constitute a competitive strength. We believe that we have good relationships with our representatives and distributors, and we continue to implement marketing programs to enhance these relationships. Our ongoing distribution-enhancement programs include shortening shelf stock delivery, reducing assemble-to-order lead times, introducing new products and offering competitive pricing, technical training and literature.

Manufacturing

Our factory and supply chain infrastructure includes an array of manufacturing models, ranging from simple assembly operations to vertically integrated end-to-end supply chain value streams. In order to grow and improve our competitive position, we are developing a global footprint to take advantage of best practices, optimize resources, reduce costs, and relocate operations closer to our customers. We also purchase outside machined components, forgings, finished valves and operational services to supplement our internal manufacturing capability and to lower our overall costs as well as increase our responsiveness and speed-to-market. We believe that our diverse manufacturing capabilities are essential in the customer markets that we serve in order to provide critical, highly engineered products and solutions that meet the stringent quality and performance requirements of our customers.

We believe that efficient manufacturing and operational excellence is a company-wide core competency and vital to our future success. As such, we invest in the training and development of our employees on a global basis to teach the organization how to continuously improve processes and achieve higher and higher levels of operational execution and performance to our customers. In fact, Lean manufacturing techniques are a critical core competency in our CIRCOR Business System supporting the high performance culture we are building world-wide, regardless of the end markets we serve.

Quality Control

The majority of our products require the approval of, and have been approved by, applicable industry standards agencies in the United States, European and other global markets. We have consistently advocated the development and enforcement of performance and safety standards, and continually update our procedures as part of our commitment to meet these standards as well as the quality control systems of certain customers. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards.

The primary industry standards that certain of our segments must meet include standards promulgated by International Organization for Standardization (ISO 9000 or 9001), Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, US Military, Federal Aviation Administration, Society of Automotive Engineers, American Petroleum Institute, European Pressure Equipment Directive and American National Standards Institute. In addition, certain of our businesses, primarily in the Aerospace segment, must meet manufacturing process and quality control standards promulgated by our customers.

Product Development

Our engineering differentiation comes from our ability to develop products and solutions, and provide services that address high pressure, caustic flow, high temperature, zero leakage, and that require the highest standards of reliability, safety, and durability. We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Pibiviesse operation can meet the tolerance requirements of sub-sea and cryogenic environments, Leslie Controls Inc. (“Leslie”) has zero leakage design know-how providing energy savings in steam applications, KF Industries has fire-safe testing capabilities, and our Aerospace segment continues to expand its integrated systems design and testing capability to support bundled systems for critical aeronautics applications. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. Our research and development expenditures for the years ended December 31, 2010, 2009, and 2008, were $6.1 million, $5.2 million, and $4.8 million, respectively.

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials including carbon steel, stainless steel, copper, bronze and brass. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Competition

The domestic and international markets for our products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality, performance, on-time delivery, customer service, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering also are important to our success and that our position in the industry is attributable, in significant part, to our ability to promptly develop innovative products and to adapt and enhance existing products to specific customer applications.

The primary competitors of our Energy segment include: Cameron International Corp., Balon Corporation, Valvitalia S.p.A., Flowserve Corp., Weir Group PLC and TD Williamson Inc.

The primary competitors of our Aerospace segment include: Triumph Group, Inc., Eaton Corporation, Meggitt PLC, Crane Corporation, Cobham PLC, Heroux Devtek Inc. and AAR Corp.

The primary competitors of our Flow Technologies segment include: Swagelok Company, Parker Hannifin Corporation, The Ham-let Group, Samson AG, Spirax-Sarco Engineering plc, Dresser Masonneilan (a General Electric group), Flowseal (a division of Crane Corporation), Fisher (a division of Emerson Electric Company) and ARI Flow Control Accessories.

Trademarks and Patents

We own patents that are scheduled to expire between 2011 and 2029 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the years ended December 31, 2010 and 2009, we did not have any customers with revenues that exceeded 10% of our consolidated revenues. For the year ended December 31, 2008, we had one customer in our Energy segment that accounted for 11.4% of revenues. We are primarily comprised of late cycle businesses and we have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines and such declines could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

Backlog

We have a diversified set of businesses serving diverse end markets, which result in very different backlog profiles. Our total order backlog was $435 million as of January 30, 2011, compared to $322 million as of January 31, 2010. We expect all but $102 million of the backlog at January 30, 2011 will be shipped by December 31, 2011.

Employees

As of December 31, 2010, our worldwide operations directly employed approximately 2,950 people. We have 49 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 206 employees in Italy, 230 in France, 84 in the United Kingdom, 60 in Morocco and 46 in the Netherlands, covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2010, we capitalized approximately $0.5 million and expensed $1.0 million related to environmental and safety control facilities. For the year ending December 31, 2011 we expect to capitalize $0.7 and expense $1.1 million related to environmental and safety control facilities.

Bankruptcy of Leslie Controls, Inc.

On July 12, 2010, our Leslie subsidiary filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan”) in an effort to permanently resolve Leslie’s asbestos liability and all current and future derivative claims against CIRCOR or its affiliates. On October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (which was later revised and re-confirmed by the Bankruptcy Court to address certain objections), and, on February 7, 2011, the U.S. Federal District Court for the District of Delaware affirmed the Bankruptcy Court’s order confirming the Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. For more information related to Leslie’s bankruptcy filing, see “Legal Proceedings” in Part I, Item 3 hereof.

Item 1A.    Risk Factors.

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

In particular, our energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns or anticipated downturns in demand for oil and gas products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

We, along with our customers and vendors, face the uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

The breadth, depth and duration of the volatility, disruption and general slowdown of the public and private capital and credit markets in the United States and around the world remains uncertain. These conditions can adversely affect our revenue, results of operations and overall financial growth. Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions and conditions in the financial services market, which each could materially impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. Additionally, many lenders and institutional investors have reduced funding to borrowers, including other financial institutions. Although we do not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. The current uncertainty in the credit markets may also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition or results of operations.

A resurgence of terrorist activity and/or political instability around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in years 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility, including the current conflicts in Iraq, Afghanistan and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe, the People’s Republic of China, Morocco, Brazil and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. We are not insured for losses and interruptions caused by terrorist acts and acts of war for our aviation products.

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Commencing in 2005 and continuing in 2010, we embarked on a company wide program to implement lean manufacturing techniques as part of the Circor Business System. We believe that this process will produce meaningful reductions in manufacturing costs. However, implementation of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to successfully implement these processes, our anticipated profitability may suffer.

We face significant competition in our markets and, if we are not able to respond to competition, our revenues may decrease.

We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets. We consider product quality, performance, customer service, on-time delivery, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, involving a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies.

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

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary energy, aerospace, and flow technology products. We expect to spend significant time and effort expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire will achieve revenues, profitability or cash flows that justify our investment in them and may result in an impairment charge. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manufacture and deliver high quality products, we may lose customers.

Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products are used in the aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment, oil and gas exploration, transmission and refining, chemical processing, and maritime industries. These industries require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In recent years, we have enhanced our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. Managing a geographically diverse supply base inherently poses significant logistical challenges. While we believe that we also have improved our ability to effectively manage a global supply base, a risk nevertheless exists that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The incurrence of such factors could have a negative impact on our ability to deliver our products to our customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

We are subject to a variety of laws and international trade practices including regulations issued by the United States Bureau of Customs and Border Protection, the Bureau of Export Administration, the Department of State and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

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

Our revolving credit facility agreement, dated July 29, 2009, governs our indebtedness. This agreement includes provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

The trading price of our common stock continues to be volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and has been, volatile in the past. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. The unprecedented nature of the recent credit crisis and economic recession, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

In addition, in 2008 and 2009 the stock market as a whole experienced dramatic price deterioration and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We maintain 24 major facilities worldwide, including operations located in the United States, Canada, Western Europe, Morocco, India, Brazil and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts.

Our Energy segment has significant facilities located in the United States, Canada, Italy, the United Kingdom, Brazil and the People’s Republic of China. Properties in Nerviano, Italy and Edmonton, Canada are leased. Our Aerospace segment has significant facilities located in the United States, France and Morocco. Properties in Hauppauge, New York; Corona, California; Sylmar, California and Dayton, Ohio are leased. Our Flow Technologies segment has significant facilities located in the United States, Germany, India, the Netherlands, and the United Kingdom. Properties in Victoria, Texas; Spartanburg, South Carolina; Ahmedabad, India and Cambridge, United Kingdom are leased.

Segment	Leased	Owned	Total
Energy	2	5	7
Aerospace	4	4	8
Flow Technologies	4	5	9

Total	10	14	24

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our on-going lean manufacturing initiatives. We believe that our current facilities in mature markets will meet our near-term production requirements without the need for additional facilities. We expect to expand manufacturing facilities in high growth emerging markets.

Item 3.    Legal Proceedings.

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

Events Pre-dating Leslie’s Bankruptcy Filing

Like many other manufacturers of fluid control products, Leslie, which we acquired in 1989, had been up to the date of the Bankruptcy Filing named as a defendant in product liability actions brought on behalf of individuals seeking compensation for their alleged asbestos exposure. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. At the Filing Date, Leslie was a named defendant in approximately 1,340 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 713 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

Leslie’s asbestos-related claims generally involved its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy was to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products did not cause asbestos-related illness to any plaintiff, juries and courts have reached a different conclusion in particular cases and could have done so in others.

Leslie resolved a number of asbestos-related claims in the few years prior to the Bankruptcy Filing for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year were generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

Leslie’s Bankruptcy Filing and Subsequent Developments

On the Filing Date, Leslie filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated Reorganization Plan include the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for asbestos personal injury claims, and (ii) to $2.625 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. Under the Reorganization Plan, Leslie will remain a subsidiary of CIRCOR. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with an independent representative of Leslie’s future claimants.

The Bankruptcy Filing automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that barred the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Court granted Leslie’s request for a preliminary injunction that barred the prosecution or commencement of such claims until final approval of the Reorganization Plan under which all such claims would be permanently channeled to the Trust. Under the Bankruptcy Code, confirmation of the Reorganization Plan required the approval of at least 75% of current asbestos claimants as well as court approval. Leslie, in fact, ultimately received unanimous approval of the Plan from the asbestos claimants who voted and, on October 26-27, 2010, the Bankruptcy Court held hearings on confirmation of the Reorganization Plan (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, based on objections raised by Leslie, determined that the terms of the Reorganization Plan were neutral to the rights of such insurers and ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”).

Following issuance of the Confirmation Order, Leslie sought the required review and approval of the 524(g) trust aspects of the Reorganization Plan by the District Court. In connection with this review, those insurers who previously sought to object at the Confirmation Hearings filed oppositions to the affirmation by the District Court of the Plan, and, in addition, appealed certain rulings made by the Bankruptcy Court leading up to the issuance of the Confirmation Order. Leslie eventually resolved the concerns of the insurers, however, by agreeing to certain changes in the Plan language relative to insurance provisions. After Leslie sought and received from the Bankruptcy Court a revised Confirmation Order incorporating the agreed upon changes (the “Revised Confirmation Order”), an affirmation hearing was held by the District Court on February 4, 2011. Following that hearing, on February 7, 2011, the District Court entered an order approving the 524(g) trust aspects of the Reorganization Plan and affirming the Revised Confirmation Order (the “District Court Order”).

Funding of Trust and Emergence from Bankruptcy

Under the District Court Order, all current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Watts or its affiliates arising from Leslie’s alleged asbestos liabilities, will now be permanently channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. We currently anticipate that the Trust will be established and funded, and that Leslie’s emergence from bankruptcy will become final, during March of 2011.

Accounting—Indemnity and Defense Cost Liabilities and Assets

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

Based on Leslie’s discussions with HR&A regarding the impact of additional claims data on HR&A’s conclusion regarding estimating future claim liabilities, Leslie requested that HR&A update its analysis annually to determine whether such additional data warranted any change to HR&A’s analyses and conclusions regarding future estimation. As a result, during the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion, at that time, that a forecast of the number and value of any future asbestos claims was unwarranted and highly uncertain from a statistical perspective. However, when again updating its analysis at management’s request during the fourth quarter of 2009, HR&A concluded that Leslie now had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. Asbestos related defense costs continued to be expensed as incurred and were not included in any future claim reserves.

During the second quarter of 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2010	2009	2008
Existing claim indemnity liability	$64	$57,716	$16,661
Amounts payable to 524(g) trust	77,625	0	0
Incurred defense cost liability	2,142	2,544	2,584
Insurance recoveries receivable	(38)	(4,614)	(10,765)

Net Leslie asbestos and bankruptcy liability	$79,793	$55,646	$8,480

2010 Experience and Financial Statement Impact

The following tables provide more specific information regarding Leslie’s claim activity through the Filing Date as well as for the two years ended December 31, 2009 and 2008:

	For the Year Ended December 31
	2010 (through Filing Date)	2009	2008
Beginning open claims	1,104	968	707
Claims filed	451	687	688
Claims resolved and dismissed	(215)	(551)	(427)

Ending open claims	1,340	1,104	968

Ending open mesothelioma claims	713	597	502

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation as well as additional charges incurred for the years ended December 31, 2010, 2009, and 2008. The $31.4 million of 2010 bankruptcy related costs is comprised of $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $6.4 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of December 31, 2010.

	For the Year Ended December 31
(In Thousands)	2010	2009	2008
Indemnity costs accrued (filed cases)	$2,496	$7,861	$7,316
Five year future indemnity cost accrued	0	39,800	0
Adverse verdict interest costs (verdict appealed)	(2,390)	(1,026)	504
Defense cost incurred	7,501	12,312	10,158
Insurance recoveries adjustment	(3,652)	2,069	0
Insurance recoveries accrued	(2,627)	(6,937)	(9,667)
Bankruptcy related costs	31,447	0	0

Net pre-tax Leslie asbestos and bankruptcy expense	$32,775	$54,079	$8,311

Insurance

As of the Filing Date, we believed that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.8 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie had recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for the Bankruptcy Filing, would have continued to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Because the probability and amount of any recovery from excess carriers was uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of the Filing Date. As discussed previously, under the Reorganization Plan, all remaining insurance proceeds are contributed to the Trust.

Other Matters

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

Item 4.    (Removed and Reserved).

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CIR.” Quarterly share prices and dividends declared and paid are incorporated herein by reference to Note (18) to the consolidated financial statements included in this Annual Report.

During the first quarter of 2011, we declared a dividend of $0.0375 per outstanding common share payable on March 25, 2011 to shareholders of record on March 11, 2011.

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

As of February 21, 2011, there were 17,124,267 shares of our common stock outstanding and we had 91 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 7, 2010, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and a peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2005 and ending December 31, 2010. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Standard & Poor’s 500 Composite Index and the peer group on December 31, 2005 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/05	12/06	12/07	12/08	12/09	12/10
CIRCOR International, Inc.	100.00%	144.10%	182.28%	108.53%	100.02%	168.68%
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	123.73	170.64	102.22	142.52	209.17

*	Peer group companies include: Crane Company, Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

Item 6.    Selected Financial Data.

The following table presents certain selected financial data that has been derived from our audited consolidated financial statements and notes related thereto and should be read along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes included in this Annual Report.

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data (1):
Net revenues	$685,910	$642,622	$793,816	$665,740	$591,711
Gross profit	197,269	194,579	252,297	195,367	172,908
Operating income (loss)	14,986	3,711	(40,628)	56,767	47,510
Income (loss) before interest and taxes	12,509	3,084	(40,718)	58,024	47,376
Net income (loss)	12,624	5,870	(59,015)	37,911	29,328
Balance Sheet Data:
Total assets	$616,195	$562,053	$588,023	$676,469	$605,675
Total debt (2)	1,535	7,479	13,150	22,102	64,826
Shareholders’ equity	356,820	350,408	333,622	420,384	357,301
Total capitalization	358,355	357,887	346,772	442,486	422,127
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$34,477	$46,552	$64,818	$56,916	$29,858
Investing activities	(27,781)	(32,577)	(48,920)	(16,831)	(68,239)
Financing activities	(8,615)	(18,041)	(7,069)	(35,529)	34,148
Net interest (income) expense	2,516	1,068	(180)	3,001	5,117
Capital expenditures	14,913	11,032	14,972	11,983	9,933
Diluted earnings (loss) per common share	$0.73	$0.34	$(3.51)	$2.27	$1.80
Diluted weighted average common shares outstanding	17,297	17,111	16,817	16,730	16,291
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	No special or impairment charges were included in the statement of operations data for the year ended December 31, 2010. The statement of operations data for the year ended December 31, 2009 includes special recoveries of $1.7 million relating to a 2007 asset sale within our Energy segment and impairment charges of $0.5 million consisting of the impairment of two trademarks. The statement of operations data for the year ended December 31, 2008 includes special charges of $0.2 million related to the company’s former CFO retirement agreement as well as $140.3 million of goodwill impairment charges and $1.0 million of intangible impairment charges within our Flow Technologies and Aerospace segments. The statement of operations data for the years ended December 31, 2007 and 2006 includes $2.5 million and $0.7 million, respectively, of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants, pension curtailment, as well as costs related to CEO/CFO retirement agreements recorded in 2007. No impairment charges were included in the statement of operations data for the years ended December 31, 2007 and 2006.
(2)	Includes capital leases obligations of: $0.4 million, $0.6 million, $0.8 million, $0.6 million and $0.9 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products and sub-systems used in the energy, aerospace and industrial markets. Within our major product groups, we develop, sell and service a portfolio of fluid-control products, subsystems and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. Our Energy segment primarily serves large international energy projects, short-cycle North American energy markets, and the pipeline transmission equipment and services end markets. Our Aerospace segment primarily serves the commercial and military aerospace markets. Our Flow Technologies segment serves our broadest variety of end-markets, including power generation, industrial and commercial HVAC/steam, industrial and process markets and chemical and refining. The Flow Technologies segment also provides products specifically designed for the U.S. and international Navy applications.

Regarding our 2010 results, we had revenues of $685.9 million, a 7% increase over 2009, which included increases in all three of our segments. A few of our major achievements in 2010 included; working toward affirmation of Leslie’s bankruptcy Plan, expanding our capabilities in high-growth markets in India, Brazil and China, investing in organic growth and enhancing our sales capability in high-growth markets. We also made two strategic acquisitions during 2010, one in India which was incorporated into our Flow Technologies segment and one US based landing gear business incorporated into our Aerospace segment.

As we look toward 2011, we plan to build on our 2010 accomplishments and continue our shift toward higher growth and higher profit end markets. This includes enhancing our penetration of emerging geographic markets, such as India, China, the Middle East and Brazil. We also plan to increase organic growth by expanding new product development, innovation and customer relationships, which aligns with our strategy of offering more bundled technologies and integrated subsystems. We will drive margin expansion with Lean manufacturing, low-cost sourcing and our continuous improvement culture. We feel our strong balance sheet and available credit facilities will provide us with the financial capital to execute our growth strategy, both organically and through acquisitions.

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our 2009 Annual Report on Form 10-K.

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

Our net inventory balance was $167.8 million as of December 31, 2010, compared to $145.0 million as of December 31, 2009. Our inventory allowance as of December 31, 2010 was $16.7 million, compared to $13.7 million as of December 31, 2009. Our provision for inventory obsolescence was $5.1 million, $5.9 million, and $5.1 million, for 2010, 2009, and 2008, respectively. For the twelve months ended December 31, 2010, we have experienced increases in organic revenue, orders, and backlog. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2010 and 2009 were $7.9 million and $14.6 million, respectively. This amount decreased during the twelve months ended December 31, 2010 due in part to a contract resolution with a significant customer. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets.

We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2010 and 2009, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2010 and December 31, 2009, we had no customers from which we derived revenues that exceeded 10% of our consolidated revenues.

Acquisition Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence phase and is concluded within twelve months of the acquisition. Our methodology for determining the fair values relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see Contingencies, Commitments and Guarantees in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3 hereof.

Impairment Analysis

As required by ASC Topic 350.1-3, “Goodwill and Intangible Assets,” we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired.

In accordance with the ASC Topic 350, we test goodwill for impairment at the reporting unit level. We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and businesses within each segment have similar economic characteristics. For the year-ended December 31, 2010, the Company’s three reporting units were Energy, Aerospace, and Flow Technologies with respective goodwill balances of $39.4 million, $19.4 million, and $4.3 million. For the year-ended December 31, 2009, the Company’s three reporting units were Energy, Aerospace, and Flow Technologies with respective goodwill balances of $39.7 million, $6.5 million, and $1.7 million.

We assess the fair value of our reporting units by utilizing the income approach, the guideline company method, and the market transaction method. We utilize the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as we feel this provides the most reliable valuation indicator based on our long term projections for each reporting unit.

The guideline company and market transaction methods are utilized to corroborate the income approach. The key assumptions utilized in our income approach include discount rates based on a weighted cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation are near-term revenue growth rates over the next five years and estimated terminal value. These assumptions contemplate business, market and overall economic conditions. The value of indefinite-lived trade names is also assessed using a discounted cash flow valuation model. The key assumptions used include discount rates, royalty rates, and perpetual growth rates applied to projected sales. These valuation procedures are consistent with goodwill impairment tests performed in prior years.

For the year-ended December 31, 2010, we had no goodwill or intangible impairments. For the year-ended December 31, 2009, we had no goodwill impairments and we recognized intangible impairments of $0.5 million consisting of two trade names within our Energy and Aerospace reporting units, where estimated future cash flows associated with these trade names could not support their carrying value on our balance sheet.

In late 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant adverse trends in business conditions in the fourth quarter of 2008. At that time, we identified significant deterioration in the expected future financial performance in most of our businesses within each of our reporting units compared to the expected future financial performance of these reporting units at the end of 2007. We also determined that the appropriate discount rate (based on weighted average cost of capital) as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. These factors contributed to the goodwill impairment charges we recorded in 2008.

In 2010, the fair value of each of our reporting units exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2010 goodwill assessment exceeded the book value by approximately 65%, 74%, and 130% for our Energy, Aerospace and Flow Technologies reporting units, respectively. The aggregate fair values utilized for our intangible assets exceeded the book value by approximately 73%, 37%, and 84% for our Energy, Aerospace and Flow Technologies reporting units, respectively. See Note (7) of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies reporting unit, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in accordance with ASC Topic 360 in the fourth quarter 2007. At that time, the fair value of Leslie’s long-lived assets exceeded the book value by over 200%. As part of our year end 2008 closing process, with the assistance of an independent third-party appraisal firm, an updated impairment analysis was performed again for Leslie. As part of our year end 2009 closing process, we assessed that the fair value of Leslie’s long-lived assets were at least equal to net book value, and no impairment charge was necessary. As a result of Leslie’s anticipated emergence from bankruptcy and full resolution of Leslie’s asbestos matters, Leslie’s cash flows were no longer deemed to be impaired at December 31, 2010.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2010 was $63.2 million compared with $47.9 million as of December 31, 2009. The amounts of our non-amortizing intangible assets were $30.0 million and $23.1 million, as of December 31, 2010 and 2009, respectively.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and experimental tax credits, domestic manufacturing deduction, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was (0.9)%, (90.3)% and 44.9%, for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The tax rate for 2010 included the tax impact of the $31.4 million of 2010 Leslie bankruptcy related costs. Excluding this charge and related tax benefit, the 2010 effective tax rate would have been 23.7%.

For 2011, we expect an effective income tax rate of approximately 30.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2010, deferred income tax assets increased primarily due to the Leslie bankruptcy asbestos settlement charge. We maintained a total valuation allowance of $10.1 million at December 31, 2010, for deferred income tax assets due to uncertainties related to our ability to utilize these assets. Such deferred income tax assets primarily consisted of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. As of December 31, 2010 and December 31, 2009, accrued interest and penalties were $0.1 million and $0.2 million, respectively.

As of December 31, 2010, the liability for uncertain income tax positions was $1.6 million excluding interest of $0.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Based on a desire to ensure compliance with Section 409A of the Internal Revenue Code, during 2009 we facilitated a mandatory cash-out to all active and terminated employees of the supplemental plan who were not currently receiving benefit payments. This pension settlement resulted in $0.2 million of pre-tax expense during the year ended December 31, 2009.

As required in the recognition and disclosure provisions of ASC Topic 715, the Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date.See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no shares of our common stock in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.0 % for 2010 and 2009. For the qualified plan, the discount rate used to estimate the net pension expense for 2010 was 6.00% and for 2009 was 6.25%. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2010 was 5.75% and for 2009 was 6.25%. The effect of the discount rate changes from 2009 to 2010 raised our projected benefit obligation by approximately $1.3 million and had a negligible impact on our 2010 expense.

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized over approximately a twenty-eight year period for the qualified plan, and a twenty-three year period for the nonqualified plan, which represents the weighted average expected remaining life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

The fair value of our defined benefit plans’ assets at December 31, 2010 was less than the estimated projected benefit obligations. The fair value of plan assets increased $4.3 million to $29.3 million as of December 31, 2010 compared to $25.0 million as of December 31, 2009. The Company’s net pension liability decreased $0.5 million to $11.1 million as of December 31, 2010 compared to $11.6 million as of December 31, 2009. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

During 2010, we made $2.3 million in cash contributions to our qualified defined benefit pension plan and $0.4 million of cash payments for our non-qualified supplemental plan. In 2011, we expect to make voluntary cash contributions of approximately $2.9 million to our qualified plan and $0.4 million in payments for our non-qualified plan, although global capital market and interest rate fluctuations will impact future funding requirements.

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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2010 and December 31, 2009:

	Year Ended
	December 31, 2010		December 31, 2009		% Change
	(Dollars in thousands)
Net revenues	$685,910	100.0%	$642,622	100.0%	6.7%
Cost of revenues	488,641	71.2	448,043	69.7	9.1

Gross profit	197,269	28.8	194,579	30.3	1.4
Selling, general and administrative expenses	149,508	21.8	137,982	21.5	8.4
Leslie asbestos and bankruptcy charges, net	32,775	4.8	54,079	8.4	(39.4)
Impairment charges	0	0.0	485	0.1	(100.0)
Special charges (recoveries)	0	0.0	(1,678)	(0.3)	(100.0)

Operating income	14,986	2.2	3,711	0.6	303.8
Other (income) expense:
Interest expense, net	2,516	0.4	1,068	0.2	135.6
Other income, net	(39)	0.0	(441)	(0.1)	(91.2)

Total other expense	2,477	0.4	627	0.1	295.1

Income before income taxes	12,509	1.8	3,084	0.5	305.6
Provision (benefit) for income taxes	(115)	0.0	(2,786)	(0.4)	(95.9)

Net income	$12,624	1.8	$5,870	0.9	115.1

Net Revenue

Net revenues for the year ended December 31, 2010 increased by $43.3 million, or 6.7%, to $685.9 million, from $642.6 million for the year ended December 31, 2009. The increase in net revenues for the year ended December 31, 2010 was attributable to the following:

	Year Ended
Segment	December 31, 2010	December 31, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$305,869	$293,419	$12,450	$22,784	$(4,500)	$(5,834)
Aerospace	118,866	113,327	5,539	9,342	(1,977)	(1,826)
Flow Technologies	261,175	235,876	25,299	1,777	27,292	(3,770)

Total	$685,910	$642,622	$43,288	$33,903	$20,815	$(11,430)

Our Energy segment accounted for 45% of net revenues for the year ended December 31, 2010 compared to 46% for the year ended December 31, 2009. The Aerospace segment accounted for 17% of net revenues for the year ended December 31, 2010 compared to 18% for the year ended December 31, 2009. The Flow Technologies segment accounted for 38% of net revenues for the year ended December 31, 2010 compared to 37% for the year ended December 31, 2009.

Energy segment revenues increased by $12.5 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was the result of additional revenues of $22.8 million due to the fourth quarter 2009 acquisition of Pipeline Engineering partially offset by organic declines of $4.5 million and unfavorable foreign currency fluctuations of $5.8 million. The organic declines were the result of weakness in our project businesses including large international and U.S. pipeline projects partially offset by a year over year rebound in short-cycle North American business. Orders for this segment increased $114.3 million to $364.8 million for the year ended December 31, 2010 compared to $250.5 million for the year ended December 31, 2009 primarily due to strength in short-cycle North American business, which has rebounded from the low order intake recorded during 2009, as did, to a lesser extent, U.S. pipeline equipment orders. In addition, orders increased year over year as a result of the fourth quarter 2009 acquisition of Pipeline Engineering, partially offset by lower large international projects. Backlog for our Energy segment has increased by $46.6 million to $179.9 million as of December 31, 2010 compared to $133.3 million for the same period in 2009. Throughout 2010 we saw a rebound in North American short cycle activities, which helped to offset lower large international projects compared to the prior year. During the fourth quarter ended December 31, 2010, we saw our first significant improvement in order activity for large International and North American pipeline projects.

Aerospace segment revenues increased by $5.5 million, or 5%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was driven primarily by the August 2010 acquisition of Castle and the March 2009 acquisitions of Bodet and Atlas Productions (“Atlas”) increasing revenues by $9.3 million partially offset by organic declines of $2.0 million driven primarily by weakness in business jet and military and defense orders and unfavorable currency fluctuations of $1.8 million. Orders for this segment increased $9.5 million to $123.9 million for the year ended December 31, 2010 compared to $114.4 million for the year ended December 31, 2009. This order increase was primarily due to the positive impact of acquisitions, increases in military, commercial OEM and aftermarket orders partially offset by the timing of military landing gear orders, which we had recorded in 2009. Order backlog increased 28% to $147.2 million as of December 31, 2010 compared to $115.3 million as of December 31, 2009 driven primarily by our acquisition of Castle, which added approximately $30.0 million to our backlog during the year ended December 31, 2010. We believe there have been signs that the commercial aerospace markets will see modest year over year improvement during 2011, however, military markets continue to have some uncertainty for 2011 due to limited budgets and the winding down of military activities in Iraq.

Flow Technologies segment revenues increased by $25.3 million, or 11%, for the year ended December 31, 2010 compared to the same period in 2009. The revenue increase was due to organic growth of $27.3 million, primarily due to semiconductor strength, which has rebounded from distressed levels in 2009, a moderate rebound in process and industrial markets supporting growth in China along with $1.8 million from the Mazda Ltd. (“Mazda”) acquisition in the second quarter of 2010. These increases were partially offset by weakness in the chemical, refining and HVAC markets and $3.7 million from foreign currency fluctuations. This segment’s customer orders increased 15% for the year ended December 31, 2010 compared to the same period last year with improvement in most markets except commercial construction, chemical and refining. Order backlog grew to $77.2 million as of December 31, 2010 compared to $68.0 million as of December 31, 2009, driven broadly across most of our businesses with the exception of sampling. As we enter 2011, we believe most of our markets will be stable except for continued weakness in chemical, refining and HVAC. In addition, we believe the semiconductor market, which has been strong, will soften in 2011.

Gross Profit

Consolidated gross profit increased $2.7 million, or 1%, to $197.3 million for the year ended December 31, 2010 compared to $194.6 million for the same period in 2009. Consolidated gross margin of 28.8% for 2010 was a decrease of 150 basis points from 2009.

Gross profit for our Energy segment decreased $5.6 million, or 7%, for the year ended December 31, 2010 compared to the same period in 2009. The gross profit decrease was due primarily to the organic revenue declines principally in large international and U.S. pipeline projects. In addition, gross profit declined $0.2 million due to lower foreign exchange rates compared to the U.S. dollar. These decreases were partially offset by a $7.4 million increase resulting from the October 2009 acquisition of Pipeline Engineering. Gross margins declined 290 basis points to 23.1% for the year ended December 31, 2010 compared to 26.0% for the same period in 2009. The decline was driven primarily by pricing pressures, especially in large international projects, unfavorable product mix and costs on certain large projects. This decline was partially offset by productivity gains from lower headcount and favorable penalty reserve adjustments associated with closed projects as well as reduced fixed expenses associated with the closing of two facilities during 2009.

Gross Profit for our Aerospace segment increased $3.2 million for the year ended December 31, 2010 compared to the same period in 2009. This gross profit increase was due primarily to organic growth of $2.0 million as well as $1.8 million associated with the August 2010 acquisition of Castle and the March 2009 acquisitions of Bodet and Atlas. This increase was offset in part by foreign currency impacts of $0.6 million. The largest components of the 100 basis point improvement in gross margins in 2010 compared to 2009 were productivity gains, favorable pricing and product mix partially offset by lower volume and associated operating leverage.

Gross profit for the Flow Technologies segment increased $5.1 million for the year ended December 31, 2010 compared to the same period in 2009. Organic growth resulted in a $5.8 million increase in gross profit and the Mazda acquisition in May 2010 added another $0.7 million. These increases were partially offset by unfavorable currency fluctuations of $1.4 million. Gross margins expanded 120 basis points driven primarily by increased volume and the associated leverage and pricing, partially offset by an unfavorable product mix and new program expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.5 million, or 8%, to $149.5 million for the year ended December 31, 2010 compared to $138.0 million for 2009. Selling, general and administrative expenses were 21.8% of revenues for 2010, an increase of 30 basis points from 2009.

Selling, general and administrative expenses for our Energy segment increased 13% or $5.2 million for the year ended December 31, 2010 compared to the same period for 2009. The Pipeline Engineering acquisition in the fourth quarter of 2009 accounted for an $8.2 million incremental increase, which is partially offset by organic declines of $2.5 million that is inclusive of incremental investment in growth initiatives along with lower expenses associated with reduced headcount and the consolidation of two facilities in the prior year. In addition, foreign currency fluctuations reduced expenses $0.5 million.

Selling, general and administrative expenses for our Aerospace segment increased 20% or $4.8 million for the year ended December 31, 2010 compared to the same period for 2009. The majority of this increase can be attributed to organic increases including expenses related to engineering and product development supporting new programs and an incremental $2.2 million resulting from the recent acquisitions of Castle, Bodet and Atlas. These increases were partially offset by $0.5 million due to foreign exchange rates compared to the U.S. dollar.

Selling, general and administrative expenses for our Flow Technologies segment increased by $0.8 million or 1.6% for the year ended December 31, 2010 compared to the same period for 2009. This increase was principally due to a $1.0 million increase attributable to the Mazda acquisition and a $0.6 million operational increase related primarily to inflation and growth programs partially offset by lower severance costs and a gain recognized from the sale of a small distribution operation. These increases were partially offset by a $0.7 million decrease due to foreign currency fluctuations.

Corporate, general and administrative expenses increased $0.7 million to $21.2 million in 2010 compared to the year ended December 31, 2009. The increase was primarily due to higher incentive costs and share based compensation partially offset by decreased pension related expenses and professional fees.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related charges decreased to $32.8 million for the year ended December 31, 2010 compared to $54.1 million for the year ended December 31, 2009. The majority of this decrease is attributed to a one-time non-cash charge of $39.8 million taken during the fourth quarter of 2009 as an estimate of the indemnity costs associated with claims to be filed during the next five years. Partially offsetting this reduction due to the 2009 charge are Leslie bankruptcy related charges of $31.4 million incurred during 2010 and lower year over year indemnity accruals, defense costs and insurance recovery adjustments. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

Special & Impairment Charges

During the year ended December 31, 2010, we did not record any special charges or impairment charges. This compares to the special recoveries recorded during 2009 of $1.7 million, which included $1.1 million we received in 2009 relating to a 2007 asset sale within our Energy segment and a $0.5 million gain associated with an aerospace acquisition for fair value of the acquired assets exceeding the consideration transferred. During 2009, in connection with our annual assessment, we recorded an impairment charge of $0.5 million related to two intangible asset trade names of minor product lines within our Aerospace and Energy segments.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2010 compared to the year ended December 31, 2009 was as follows:

	Year Ended
Segment	December 31, 2010	December 31, 2009	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$23,441	$35,224	$(11,783)	$(716)	$(11,368)	$301
Aerospace	15,402	17,217	(1,815)	(371)	(1,377)	(68)
Flow Technologies	(932)	(28,210)	27,278	(278)	28,204	(647)
Corporate	(22,925)	(20,520)	(2,405)	0	(2,398)	(7)

Total	$14,986	$3,711	$11,275	$(1,365)	$13,061	$(421)

Operating income increased $11.3 million, or 304%, to a net profit of $15.0 million for the year ended December 31, 2010 compared to the same period in 2009.

Operating income for our Energy segment decreased $11.8 million, or 34%, to $23.4 million for the year ended December 31, 2010 compared to the same period in 2009. Operating margins declined 430 basis points to 7.7% on a revenue increase of 4%, compared to 2009. These declines were driven primarily by the pricing pressures, especially in the large international projects, unfavorable product mix, unfavorable costs on some large projects and investments in growth initiatives. This was partially offset by favorable penalty reserve adjustments associated with closed projects and productivity gains from the lower headcount and reduced fixed expenses associated with the closing of two facilities in 2009.

Operating income for the Aerospace segment decreased $1.8 million, or 11%, to $15.4 million for the year ended December 31, 2010 compared to the same period in 2009. The decrease in operating income was due primarily to the organic growth decline, the Castle acquisition transaction expenses and engineering and product development supporting new customer programs. This was partially offset by productivity gains, favorable pricing and product mix.

Operating income for the Flow Technologies segment increased $27.3 million, or 97%, to a net loss of $0.9 million for the year ended December 31, 2010 compared to a net loss of $28.2 million for the same period in 2009. The operating loss in 2010 includes $32.8 million of Leslie asbestos and bankruptcy related charges whereas the operating loss in 2009 includes $54.1 million of Leslie asbestos and bankruptcy related charges. The remaining increase was primarily the result of organic growth and associated leverage, pricing and lower 2010 severance costs as well as a gain from the sale of a small distribution operation. These increases were partially offset by unfavorable product mix and investments in growth programs.

Interest Expense, Net

Interest expense, net, increased $1.4 million to $2.5 million for 2010 compared to $1.1 million in 2009. The increase in interest expense, net, was primarily due to increased borrowing costs on our revolving credit facility incurred primarily to fund acquisitions.

Other Income, Net

Other income, net, was less than $0.1 million for the year ended December 31, 2010 compared to $0.4 million income in the same period of 2009. The difference of $0.4 million was largely the result of foreign currency fluctuations.

Provision for Income Taxes

The effective tax rate was (0.9)% for the year ended December 31, 2010 compared to (90.3%) for the same period of 2009. The tax rate for 2010 includes the tax impact of the $31.4 million of 2010 Leslie bankruptcy related costs. The tax rate for 2009 includes the Leslie asbestos and bankruptcy charges of $39.8 million. Excluding the impact of the Leslie asbestos and bankruptcy charges, the effective tax rate for 2010 and 2009 would have been 23.7% and 26.0%, respectively. Excluding the Leslie asbestos and bankruptcy charges, the 2010 tax rate decreased from the 2009 tax rate primarily due to higher income in lower tax jurisdictions.

Net Income

Net income increased $6.8 million to $12.6 million for the year ended December 31, 2010 compared to $5.9 million for the same period in 2009. This increase is primarily the result of lower Leslie asbestos and bankruptcy charges and higher profitability in the Flow Technologies segment offset by higher interest expense and lower profitability in the Energy and Aerospace segments.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2009 and December 31, 2008:

	Year Ended
	December 31, 2009		December 31, 2008		% Change
	(Dollars in thousands)
Net revenues	$642,622	100.0%	$793,816	100.0%	(19.0)%
Cost of revenues	448,043	69.7	541,519	68.2	(17.3)

Gross profit	194,579	30.3	252,297	31.8	(22.9)
Selling, general and administrative expenses	137,982	21.5	143,157	18.0	(3.6)
Leslie asbestos and bankruptcy charges, net	54,079	8.4	8,311	1.0	550.7
Impairment charges	485	0.0	141,297	17.8	(99.7)
Special charges (recoveries)	(1,678)	(0.3)	160	0.0	(1148.8)

Operating income (loss)	3,711	0.7	(40,628)	(5.1)	(109.1)
Other (income) expense:
Interest (income) expense, net	1,068	0.2	(180)	(0.0)	(693.3)
Other (income) expense, net	(441)	(0.1)	270	0.0	(263.3)

Total other expense	627	0.1	90	0.0	596.7

Income (loss) before income taxes	3,084	0.6	(40,718)	(5.1)	(107.6)
Provision (benefit) for income taxes	(2,786)	(0.4)	18,297	2.3	(115.2)

Net income (loss)	$5,870	1.0	$(59,015)	(7.4)	(109.9)

Net Revenue

Net revenues for the year ended December 31, 2009 decreased by $151.2 million, or 19.0%, to $642.6 million, from $793.8 million for the year ended December 31, 2008. The decrease in net revenues for the year ended December 31, 2009 was attributable to the following:

	Year Ended
Segment	December 31, 2009	December 31, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$293,419	$415,702	$(122,283)	$6,300	$(115,467)	$(13,116)
Aerospace	113,327	105,880	7,447	14,445	(5,074)	(1,924)
Flow Technologies	235,876	272,234	(36,358)	0	(26,334)	(10,024)

Total	$642,622	$793,816	$(151,194)	$20,745	$(146,875)	$(25,064)

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

Energy revenues decreased by $122.3 million, or 29%, for the year ended December 31, 2009 compared to the same period in 2008. The decrease was the result of organic declines of $115.5 million and unfavorable $13.1 million from foreign currency fluctuations primarily due to a lower Euro compared to the U.S. dollar partially offset by additional revenues of $6.3 million due to the fourth quarter acquisition of Pipeline Engineering. The organic declines were primarily due to an approximately 50% decline in North American oil and gas drilling and production activities as well as lower revenues from large international and U.S. pipeline equipment projects. Orders for this segment declined $81.8 million to $252.0 million for the year ended December 31, 2009 compared to $333.8 million for the year ended December 31, 2008 primarily due to the continued weakness in North American drilling and production activities resulting from lower oil and natural gas pricing and demand, partially offset by increased orders in large international projects with significant lead times and the addition of Pipeline Engineering for one quarter. Backlog has declined by $39.6 million to $133.3 million as of December 31, 2009 compared to $172.9 million for the same period in 2008.

Aerospace revenues increased by $7.4 million, or 7%, for the year ended December 31, 2009 compared to the same period in 2008. The increase was driven primarily by the March 2009 acquisitions of Bodet and Atlas as well as the full year input of the May 2008 acquisition of Motor Tech partially offset by organic declines driven by softening markets for commercial aerospace, military and defense in addition to unfavorable currency fluctuations. Orders for this segment declined $9.3 million to $114.8 million for the year ended December 31, 2009 compared to $124.1 million for the year ended December 31, 2008 due primarily to the timing of military landing gear orders and the lower commercial aerospace orders driven by lower build rates for business jets and reduced commercial spares driven by airline capacity reductions. Order backlog grew 13% to $115.3 million as of December 31, 2009 compared to December 31, 2008 driven primarily by our recent acquisitions.

Flow Technologies revenues decreased by $36.4 million, or 13%, for the year ended December 31, 2009 compared to the same period in 2008. This segment’s revenues were negatively impacted by organic declines of $26.3 million and unfavorable foreign exchange rates compared to the U.S. dollar of $10.0 million. The organic decline was broad based, affecting most areas, with the exception of growth in the semi-conductor and maritime markets. This segment’s customer orders decreased 16% for the year ended December 31, 2009 compared to the same period last year with weakness in most markets except semi-conductor. Order backlog grew slightly to $68.0 million as of December 31, 2009 compared to $67.8 million as of December 31, 2008 driven primarily by a large U.S. naval order booked during the fourth quarter of 2009.

Gross Profit

Consolidated gross profit decreased $57.7 million, or 23%, to $194.6 million for the year ended December 31, 2009 compared to $252.3 million for the same period in 2008. Consolidated gross margin of 30.3% for 2009 was a decrease of 150 basis points from 2008.

Gross profit for the Energy segment decreased $53.5 million, or 41%, for the year ended December 31, 2009 compared to the same period in 2008. The gross profit decrease was due primarily to the organic revenue declines in both the North American short cycle business and in large international projects. In addition, gross profit declined $4.1 million due to lower foreign exchange rates compared to the U.S. dollar partially offset by a $2.4 million increase resulting from the October 2009 acquisition of Pipeline Engineering. The loss in operating leverage across many of our businesses, together with unfavorable pricing primarily in large international projects and North American Pipeline business due to intensified competition and re-quoting activity, were the major drivers in the 530 basis point decline in gross margin to 25.9% for the year ended December 31, 2009 compared to 31.2% for the same period in 2008.

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

Leslie Asbestos Charges, Net

Asbestos charges were primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos related costs increased to $54.1 million for the fiscal year ended December 31, 2009 compared to $8.3 million for the year ended December 31, 2008. The majority of this increase is attributed to a charge of $39.8 million taken during the fourth quarter of 2009 as an estimate of the indemnity costs associated with claims to be filed during the next five years. The remainder of the increase is comprised of lower insurance recoveries primarily due to the exhaustion of certain insurance policies and due to higher gross defense expenses partially offset by the reversal of an adverse verdict accrued in 2007 of $1.3 million. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

Special & Impairment Charges

During the twelve months ended December 31, 2009, we recorded special charges (recoveries) of ($1.7) million, which included a receipt of ($1.1) million we received in 2009 relating to a 2007 asset sale within our Energy segment and a ($0.5) million gain associated with a recent acquisition for fair value of the acquired assets exceeding the consideration transferred. During 2009, in connection with our annual assessment, we recorded an impairment charge of $0.5 million related to two intangible asset trade names of minor product lines within our Aerospace and Energy segments. This compares to $141.3 million in impairment charges recorded during 2008.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2009 compared to the year ended December 31, 2008 was as follows:

	Year Ended
Segment	December 31, 2009	December 31, 2008	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$35,224	$83,819	$(48,595)	$(299)	$(44,973)	$(3,323)
Aerospace	17,217	(17,589)	34,806	695	34,379	(268)
Flow Technologies	(28,210)	(86,139)	57,929	0	59,231	(1,302)
Corporate	(20,520)	(20,719)	199	0	187	12

Total	$3,711	$(40,628)	$44,339	$396	$48,824	$(4,881)

Operating income increased $44.3 million, or 109%, to a net profit of $3.7 million for the year ended December 31, 2009 compared to the same period in 2008. Operating income in 2009 includes a charge of $39.8 million related to the Company’s estimated five-year asbestos indemnity costs whereas the operating loss in 2008 included special charges of $141.5 million, comprised primarily of non-cash related goodwill and intangible asset impairments.

Operating income for the Energy segment decreased $48.6 million, or 58%, to $35.2 million for the year ended December 31, 2009 compared to the same period in 2008. Operating margins declined 820 basis points to 12.0% on a revenue decrease of 29% compared to 2008. The decrease in operating income was due primarily to organic revenue declines across the segment, the associated lost operating leverage, unfavorable pricing in large international projects and costs to reduce our workforce plus facility relocation expenses. This was partially offset by lower commissions, reduced expenses and increased productivity.

Operating income for the Aerospace segment increased $34.8 million, or 198%, to $17.2 million for the year ended December 31, 2009 compared to a net loss of $17.6 million for the same period in 2008. The increased operating income is primarily due to $34.2 million fewer special charges associated with goodwill and intangible impairments during 2009 compared to 2008. Excluding the impairment impact operating income was basically flat year on year as the benefit of acquisitions of $0.7 million plus global material and productivity gains were offset primarily by lower volume and associated operating leverage.

Operating loss for the Flow Technologies segment decreased $57.9 million, or 67%, to $28.2 million for the year ended December 31, 2009 compared to a net loss of $86.1 million for the same period in 2008. This operating improvement is due primarily to lower goodwill and intangible impairments of $106.8 million offset by higher asbestos-related costs related to the charge of $39.8 million estimate of the future indemnity claims to be filed during the next five years. The decline in operating income after the impact of goodwill and intangible impairment and asbestos-related costs was primarily the result of lower volume and associated operating leverage, costs to reduce our workforce and exit facilities partially offset by favorable pricing and savings associated with quality of earnings initiatives.

Interest (Income) Expense, Net

Interest expense, net, increased $1.2 million to $1.1 million for 2009 compared to ($0.2) million income in 2008. The increase in interest expense, net, was primarily due to lower interest on our invested cash and increased borrowing costs on our new revolving credit facility.

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

Net Income (Loss)

Net income increased $64.9 million to $5.9 million for the year ended December 31, 2009 compared to a net loss of ($59.0) million for the same period in 2008. The increase was a result of a $140.8 million reduction in pre-tax goodwill and intangible impairment charges during 2009 compared to 2008. This increase is partially offset by decreased profitability of both the Energy and Flow Technologies segments. The Energy segment reduction was primarily due to the large revenue decline while the Flow Technologies segment reduction is mostly attributed to increased asbestos costs associated with the charge taken during the fourth quarter of 2009 related to future indemnity costs associated with claims anticipated to be filed over the next five years.

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

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	2010	2009	2008
Cash flow provided by (used in):
Operating activities	$34,477	$46,552	$64,818
Investing activities	(27,781)	(32,577)	(48,920)
Financing activities	(8,615)	(18,041)	(7,069)
Effect of exchange rates on cash balances	1,321	2,943	3,982

Increase (Decrease) in cash and cash equivalents	$(598)	$(1,123)	$12,811

During the year ended December 31, 2010, we generated $34.5 million in cash flow from operating activities which was $12.1 million less than the cash flow generated during the twelve months ended December 31, 2009, primarily due to increases in trade accounts receivable and inventories offset by higher accounts payable and accrued expenses. The $27.8 million used by investing activities included business acquisitions of $34.4 million and $14.9 million used for the net purchase of capital equipment, partially offset by a net $21.4 million of proceeds from the sale of investments. Financing activities used $8.6 million which included: a net $6.7 million decrease of debt, $2.6 million in dividends paid to shareholders and $0.7 million of net proceeds from the exercise of share-based compensation and related income tax effects.

As of December 31, 2010, total debt was $1.5 million compared to $7.5 million at December 31, 2009. Total debt as a percentage of total shareholders equity was less than 1% as of December 31, 2010 compared to 2% as of December 31, 2009.

In July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million. The new credit agreement also allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of December 31, 2010, we had no borrowings outstanding under our new credit facility and $44.6 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future as Leslie proceeds with its pre-negotiated plan of reorganization in U.S. Bankruptcy Court and the related funding of the trust under Section 524(g) of the U.S. Bankruptcy Code, which we anticipate will occur during March 2011.

The ratio of current assets to current liabilities was 1.62:1 at December 31, 2010 compared to 2.52:1 at December 31, 2009. Cash and cash equivalents were $45.8 million as of December 31, 2010 compared to $46.3 million as of December 31, 2009. The decrease in the current ratio was primarily due to Leslie’s Bankruptcy Filing and Reorganization Plan as the related asbestos liability was all classified as a current liability.

On November 4, 2010, we filed with the SEC a shelf registration statement on Form S-3 under which we may issue up to $400 million of securities including debt securities, common stock, preferred stock, warrants to purchase any such securities and units comprised of any such securities (the “Securities”). The registration statement was declared effective by the SEC on December 17, 2010. We may offer these Securities from time to time in amounts, at prices and on terms to be determined at the time of sale. We believe that with this registration statement, we will have greater flexibility to take advantage of financing opportunities, acquisitions and other business opportunities when and if such opportunities arise. Depending on market conditions, we may issue securities under this or future registration statements or in private offerings exempt from registration requirements.

In 2011, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and / or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2010 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:
Current portion of long-term debt	$851	$851	$0	$0	$0

Total short-term borrowings	851	851	0	0	0
Long-term debt, less current portion	684	0	595	89	0
Interest payments on debt	154	87	65	2	0
Operating leases	23,799	5,367	8,088	5,331	5,013

Total contractual cash obligations	$25,488	$6,305	$8,748	$5,422	$5,013

Other Commercial Commitments:
U.S. standby letters of credit	$3,390	$3,390	$0	$0	$0
International standby letters of credit	41,168	25,141	14,159	1,568	300
Commercial contract commitments	108,291	104,344	3,647	200	100

Total commercial commitments	$152,849	$132,875	$17,806	$1,768	$400

The interest on certain of our other debt balances, with scheduled repayment dates between 2011 and 2015 and interest rates ranging between 0.0% and 18.0% have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule. Capital lease obligations of $0.2 million and $0.2 million are included in the “Current portion of long-term debt” and “Long-term debt, less current portion” line items, respectively.

The most significant of our commercial contract commitments relate to approximately $103.8 million of commitments related to open purchase orders, $2.3 million of which extend to 2012. The remaining $4.5 million in commitments primarily relate to loan commitment fees and employment agreements. As of December 31, 2010, we did not have any open purchase order commitments that extend beyond 2013.

In 2010, we contributed $2.3 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan. In 2009, we contributed $1.3 million to our qualified defined benefit pension plan in addition to $0.9 million in payments to our non-qualified supplemental plan. In 2011, we expect to make plan contributions totaling $3.3 million, consisting of $2.9 million in contributions to our qualified plan and payments of $0.4 million for our non-qualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2010, we had eighteen forward contracts with contract values as shown below : (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	7	3,670	U.S. Dollars
Euro/U.S. Dollar	6	917	Euros
U.S. Dollar/Euro	5	8,300	U.S. Dollars

This compares to thirty-four forward contracts as of December 31, 2009. The fair value liability of the derivative forward contracts as of December 31, 2010 was approximately $1.7 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of $0.4 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2009.

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

Item 8.    Financial Statements and Supplementary Data.

CIRCOR INTERNATIONAL, INC

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	647,522	(1)	$25.99	582,326
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	647,522	(1)	$25.99	582,326

(1)	Represents 134,901 stock options, and 512,621 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2010.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008	103

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

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

4.1

Shareholder Rights Agreement between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, dated as of September 23, 2009, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009

4.2

Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

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

Exhibit No.	Description and Location

10.2§	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10

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

10.8§

Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.9§

Amended and Restated Executive Change of Control Agreement between CIRCOR, Inc. and Andrew William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.16 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.10§

Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005

10.11§

Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.12§

Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated August 1, 2001, is incorporated herein by reference to Exhibit 10.28 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 13, 2001.

10.13§

Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated May 4, 2005, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 5, 2005

Exhibit No.	Description and Location

10.14§

First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.15§

First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.16§

Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated June 15, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on June 19, 2006

10.17§

Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006

10.18§

Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated December 18, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 19, 2006

10.19§

First Amendment to CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 7, 2005

10.20§

Form of Restricted Stock Unit Agreement for Employees and Directors, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.21§

Restricted Stock Unit Agreement between CIRCOR International, Inc. and A. William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.17 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.22§

Severance Agreement by and between CIRCOR, Inc. and A. William Higgins, dated March 24, 2008, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008

10.23§

Letter Agreement between CIRCOR International, Inc. and Christopher R. Celtruda, dated December 30, 2008, is incorporated herein by reference to Exhibit 10.33 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

Exhibit No.	Description and Location

10.24§

Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated February 11, 2008, is incorporated herein by reference to Exhibit 10.34 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.25§

Amendment to Amended and Restated Change of Control Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.35 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.26§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.36 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.27§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.37 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.28§

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

10.34§

Amendment to Severance Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.45 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.35

Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and Keybank National Association, as joint-lead arranger, co-bookrunner and administrative agent, swing line lender and a letter of credit issuer, dated July 29, 2009, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 2, 2010

10.36§

Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.37§

Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.38§

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.39§

Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Three Year Cliff Vesting), is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.40§

Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan (Three Year Annual Vesting), is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.41§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated November 4, 2010, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.42§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated November 4, 2010, is incorporated by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

Exhibit No.	Description and Location

10.43§

Third Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated November 4, 2010, is incorporated by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.44§

Third Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated November 4, 2010, is incorporated by reference to Exhibit 10.4 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.45§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated November 4, 2010, is incorporated by reference to Exhibit 10.5 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.46§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated November 4, 2010, is incorporated by reference to Exhibit 10.6 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.47§

Second Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated November 4, 2010, is incorporated by reference to Exhibit 10.7 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.48§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

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

CIRCOR INTERNATIONAL, INC.

By:	/s/ A. WILLIAM HIGGINS
A. William Higgins Chairman and Chief Executive Officer

Date:	February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. WILLIAM HIGGINS A. William Higgins	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ FREDERIC M. BURDITT Frederic M. Burditt	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2011

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2011

/s/ JEROME D. BRADY Jerome D. Brady	Director	February 24, 2011

/s/ DAVID F. DIETZ David F. Dietz	Director	February 24, 2011

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 24, 2011

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	February 24, 2011

/s/ PETER M. WILVER Peter M. Wilver	Director	February 24, 2011

/s/ C. WILLIAM ZADEL C. William Zadel	Director	February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 24, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on CIRCOR International, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of CIRCOR International, Inc. and subsidiaries and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 24, 2011

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,752	$46,350
Short-term investments	101	21,498
Trade accounts receivable, less allowance for doubtful accounts of $822 and $1,992, respectively	138,860	115,260
Inventories	167,797	145,031
Income taxes refundable	1,625	726
Prepaid expenses and other current assets	5,749	4,195
Deferred income tax asset	20,111	15,847
Insurance receivables	38	4,614
Assets held for sale	542	1,167

Total Current Assets	380,575	354,688

PROPERTY, PLANT AND EQUIPMENT, NET	95,768	95,167
OTHER ASSETS:
Goodwill	63,175	47,893
Intangibles, net	62,322	55,238
Deferred income tax asset	11,829	5,676
Other assets	2,526	3,391

TOTAL ASSETS	$616,195	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,577	$57,239
Accrued expenses and other current liabilities	51,248	46,736
Accrued compensation and benefits	22,305	18,617
Asbestos liability	79,831	12,476
Income taxes payable	38	0
Notes payable and current portion of long-term debt	851	5,914

Total Current Liabilities	234,850	140,982

LONG-TERM DEBT, NET OF CURRENT PORTION	684	1,565
LONG-TERM ASBESTOS LIABILITY	0	47,785
OTHER NON-CURRENT LIABILITIES	23,841	21,313
COMMITMENTS AND CONTINGENCIES (Notes 14, 15 and 16) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,112,688 and 16,991,365 shares issued and outstanding at December 31, 2010 and 2009, respectively	171	170
Additional paid-in capital	254,154	249,960
Retained earnings	96,389	86,408
Accumulated other comprehensive income, net of taxes	6,106	13,870

Total Shareholders’ Equity	356,820	350,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$616,195	$562,053

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net revenues	$685,910	$642,622	$793,816
Cost of revenues	488,641	448,043	541,519

GROSS PROFIT	197,269	194,579	252,297
Selling, general and administrative expenses	149,508	137,982	143,157
Leslie asbestos and bankruptcy charges	32,775	54,079	8,311
Impairment charges	0	485	141,297
Special charges (recoveries)	0	(1,678)	160

OPERATING INCOME (LOSS)	14,986	3,711	(40,628)

Other (income) expense:
Interest income	(244)	(467)	(1,350)
Interest expense	2,760	1,535	1,170
Other, net	(39)	(441)	270

TOTAL OTHER EXPENSE	2,477	627	90

INCOME (LOSS) BEFORE INCOME TAXES	12,509	3,084	(40,718)
Provision (benefit) for income taxes	(115)	(2,786)	18,297

NET INCOME (LOSS)	$12,624	$5,870	$(59,015)

Earnings (loss) per common share:
Basic	$0.74	$0.35	$(3.51)
Diluted	$0.73	$0.34	$(3.51)
Weighted average common shares outstanding:
Basic	17,137	17,008	16,817
Diluted	17,297	17,111	16,817
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$12,624	$5,870	$(59,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,075	13,307	11,548
Amortization	4,301	3,034	2,625
Goodwill and intangible impairment charges	0	485	141,297
Provision for future asbestos claims	0	39,800	0
Provision for Leslie bankruptcy settlement	24,974	0	0
Compensation expense of stock-based plans	3,430	2,717	3,632
Tax effect of share-based compensation	(189)	493	(2,242)
Deferred income taxes	(9,868)	(18,237)	(15,757)
Loss (gain) on disposal of property, plant and equipment	315	(91)	231
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(18,246)	35,936	(10,068)
Inventories	(16,865)	49,157	(8,965)
Prepaid expenses and other assets	2,059	509	329
Accounts payable, accrued expenses and other liabilities	18,867	(86,428)	1,203

Net cash provided by operating activities	34,477	46,552	64,818

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,913)	(11,032)	(14,972)
Proceeds from the sale of property, plant and equipment	106	485	186
Proceeds from the sale of assets held for sale	0	0	311
Purchase of investments	0	(300,431)	(254,965)
Proceeds from the sale of investments	21,427	315,917	227,783
Business acquisitions, net of cash acquired	(34,401)	(37,516)	(7,263)

Net cash used in investing activities	(27,781)	(32,577)	(48,920)

FINANCING ACTIVITIES
Proceeds from long-term debt	88,680	60,051	124,521
Payments of long-term debt	(95,370)	(73,336)	(133,701)
Debt issuance costs	0	(1,935)	0
Dividends paid	(2,643)	(2,568)	(2,523)
Proceeds from the exercise of stock options	529	240	2,392
Tax effect of share-based compensation	189	(493)	2,242

Net cash used in financing activities	(8,615)	(18,041)	(7,069)

Effect of exchange rate changes on cash and cash equivalents	1,321	2,943	3,982

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(598)	(1,123)	12,811
Cash and cash equivalents at beginning of year	46,350	47,473	34,662

CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,752	$46,350	$47,473

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$9,273	$29,427	$27,466
Interest	$2,589	$1,392	$1,752

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2007	16,650	$167	$240,000	$144,644	$35,573	$420,384

Net loss				(59,015)		(59,015)
Cumulative translation adjustment					(25,876)	(25,876)
Pension liability adjustment (net of tax of $55)					90	90
Pension liability (net of tax of $4,068)					(6,636)	(6,636)

Comprehensive loss						(91,437)

Common stock dividends paid				(2,523)		(2,523)
Stock options exercised	121	1	2,391			2,392
Excess tax benefit from share-based compensation			2,242			2,242
Conversion of restricted stock units	127	1	(1,296)			(1,295)
Share-based compensation			3,859			3,859

BALANCE AT DECEMBER 31, 2008	16,898	169	247,196	83,106	3,151	333,622

Net income				5,870		5,870
Cumulative translation adjustment					10,196	10,196
Pension liability adjustment (net of tax of $220)					359	359
Pension liability (net of tax of $100)					164	164

Comprehensive income						16,589

Common stock dividends paid				(2,568)		(2,568)
Stock options exercised	14		240			240
Tax effect from share-based compensation			(493)			(493)
Conversion of restricted stock units	79	1	370			371
Share-based compensation			2,647			2,647

BALANCE AT DECEMBER 31, 2009	16,991	$170	$249,960	$86,408	$13,870	$350,408

Net income				12,624		12,624
Cumulative translation adjustment					(6,906)	(6,906)
Pension liability adjustment (net of tax of $112)					182	182
Pension liability (net of tax credit of $638)					(1,040)	(1,040)

Comprehensive income						4,860

Common stock dividends paid				(2,643)		(2,643)
Stock options exercised	32		529			529
Excess tax benefit from share-based compensation			189			189
Conversion of restricted stock units	90	1	47			48
Share-based compensation			3,429			3,429

BALANCE AT DECEMBER 31, 2010	17,113	$171	$254,154	$96,389	$6,106	$356,820

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 23 significant manufacturing facilities that are located in the United States, Canada, Western Europe, Morocco, India and the People’s Republic of China.

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies:

Our Energy Segment—designs, manufactures and distributes products into the upstream and midstream global energy markets and also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining pipeline integrity. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. Selected products of our Energy segment include flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves and pressure regulators for use in oil, gas and chemical processing and industrial applications. The significant brands of our Energy segment include: KF, Pibiviesse, Mallard Control, Hydroseal, Contromatics, Sagebrush and Pipeline Engineering.

Our Aerospace Segment—designs, manufactures and distributes valves, sensors, controls and subsystems for military and commercial aerospace applications. Selected products of our Aerospace segment include aerospace landing gear, precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers and DC electric motors. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems. Our products are sold globally to aircraft and aircraft engine manufacturers (Boeing, Airbus, Embraer, Bombardier, Lockheed Martin, Cessna, RollsRoyce, Eurocopter etc.), tier one suppliers (Parker Hannafin, Eaton, Goodrich, SAFRAN, Triumph etc.) and tier two suppliers. The Aerospace segment also supports airline operators through spare parts distribution and MRO channels. The significant brands of our Aerospace segment include: CIRCOR Aerospace, Aerodyne Controls, Circle Seal Controls, Loud Engineering, Castle Precision Industries, Industria, Bodet Aero and Motor Technology.

Our Flow Technologies Segment—designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic, power generation and steam applications. Selected products of our Flow Technologies segment include precision valves, compression tube fittings, control valves, relief valves, butterfly valves, regulators, strainers and sampling systems. The significant brands of our Flow Technologies segment include: Cambridge Fluid Systems, Hale Hamilton, Leslie Controls, Nicholson Steam Trap, GO Regulator, Hoke, CIRCORTech, Spence Engineering, CPC-Cryolab, RTK, Rockwood Swendeman, Spence Strainers, Dopak Sampling Systems and Texas Sampling.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR and its subsidiaries. The results of companies acquired during the year are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to acquisition accounting, inventory valuation, depreciation, share-based compensation, amortization and impairment of long-lived assets, pension obligations, income taxes, penalty accruals for late shipments, asset valuations, environmental liability, and product liability. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Fair Value

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820.1 defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement and the fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, pension plan assets, as well as our annual assessment of goodwill and intangible assets.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent),” which permits a reporting entity to utilize, without adjustment, the NAV provided by a third party investee as a practical expedient to measure the fair value of certain investments. The Company does not have any significant direct investments within the scope of ASU No. 2009-12, but certain plan assets of the Company’s benefit plans are valued based on NAV as indicated in Note 13.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of sales.

Cost of Revenue

Cost of revenue primarily reflects the costs of manufacturing and preparing products for sale and, to a much lesser extent, the costs of performing services. Cost of revenue is primarily comprised of the cost of materials, inbound freight, production, direct labor and overhead, which are expenses that directly result from the level of production activity at the manufacturing plant. Additional expenses that directly result from the level of production activity at the manufacturing plant include: purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, utility expenses, property taxes, depreciation of production building and equipment assets, salaries and benefits paid to plant manufacturing management and maintenance supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the cost of selling products as well as administrative function costs. These expenses primarily are comprised of salaries and commissions of the Company’s sales force and other administrative costs, including salaries and office facility costs and administrative expense for certain support functions and the related overhead.

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2010 and 2009, short-term investments primarily consist of guaranteed investment certificates. As of December 31, 2010, cash and cash equivalents totaled $45.8 million of which $40.4 million was held in foreign bank accounts. This compares to $46.3 million of cash and cash equivalents as of December 31, 2009 of which $37.3 million was held in foreign bank accounts. Short-term investments as of December 31, 2010 and 2009 totaled $0.1 million and $21.5 million, respectively, all of which are held in foreign bank accounts.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2010 and 2009 were $7.9 million and $14.6 million, respectively.

This amount decreased during the twelve months ended December 31, 2010 due to resolution with a significant customer. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 50 years for buildings and improvements and 3 to 10 years for manufacturing machinery and computer equipment and software, and 3 to 10 years for office equipment and furniture and fixtures. Motor vehicles are depreciated over a range of 2 to 6 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

The Company reports depreciation of property, plant and equipment in cost of revenue and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation primarily related to the production of inventory is recorded in cost of revenue. Depreciation related to selling and administrative functions is reported in selling, general and administrative expenses.

Business Acquisitions

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS 141R). The purpose of this accounting pronouncement, found under ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. The pronouncement was effective for fiscal years that began on or after December 15, 2008 and applies to all business combinations. The Company adopted this standard as of January 1, 2009 and applied it prospectively to business combinations that occurred after adoption. For more detailed information, refer to Note 3, Business Acquisitions, in our Notes to Consolidated Financial Statements. The adoption of this standard had no material effect on our results of operations or financial condition although the new standard has materially changed the accounting for business combinations consummated subsequent to January 1, 2009.

Subsequent Events

In May 2009, the FASB issued a new accounting pronouncement found under ASC Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this standard as of June 28, 2009 and it had no material effect on our results of operations or financial condition.

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

The impairment testing over our non-amortizing intangible assets is completed first and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss is recognized in an amount equal to that excess. Once we completed our testing over identifiable intangible assets, we are then required to test our goodwill for impairment. The testing for and measurement of impairment of goodwill consists of two steps. The first step requires us to estimate the fair value of each of our reporting units. This is developed using a discounted cash flow method based on our judgments and assumptions. Once calculated, the estimated fair value of each reporting unit is then compared to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired and we are then required to proceed through a second step of impairment testing. During the second step of this process, we must calculate the implied value of goodwill for each reporting unit. To accomplish this, we are required to allocate the reporting unit fair value derived in step one to individual assets and liabilities, similar to acquisition accounting. Once completed, the resulting implied value of goodwill is compared to the carrying value of goodwill for each reporting unit to determine whether an impairment exists.

In late 2008, certain negative macroeconomic factors began to impact the global credit markets and we noted significant adverse trends in business conditions in the fourth quarter of 2008. At that time, we identified significant deterioration in the expected future financial performance in most of our businesses within each of our reporting units compared to the expected future financial performance of these reporting units at the end of 2007. We also determined that the appropriate discount rate as of December 31, 2008 was significantly higher than the discount rate used in our 2007 impairment assessment. These factors contributed to the goodwill impairment charges we recorded in 2008. In 2009 and 2010, the fair value of each of our reporting units exceeded the respective book value, and no goodwill impairments were recorded.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2010 was $63.2 million compared with $47.9 million as of December 31, 2009. Net intangible assets as of December 31, 2010 were $62.3 million compared to $55.2 million as of December 31, 2009. The total amount of our non-amortizing intangible assets was $30.0 million and $23.1 million, as of December 31, 2010 and 2009, respectively.

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

As a result of the evolving factors associated with Leslie’s asbestos matters, our outlook of diminished future cash flow for Leslie, which is reported in our Flow Technologies reporting unit, was an indicator of impairment that triggered an impairment analysis on the long-lived assets of Leslie in the fourth quarter of 2007. As part of our 2008 and 2009 annual goodwill impairment analyses, with the assistance of an independent third-party appraisal firm, we performed an impairment analysis for the asset groups within the Flow Technologies reporting unit. This analysis led us to conclude that only the Leslie business unit was impaired and we determined that the fair value of Leslie’s long-lived assets was at least equal to net book value; therefore, no impairment charge was necessary. As a result of Leslie’s anticipated emergence from bankruptcy and full resolution of Leslie’s asbestos matters, Leslie’s cash flows were no longer deemed to be impaired at December 31, 2010.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2010, 2009 and 2008 were $1.9 million, $1.9 million and $2.2 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2010, 2009 and 2008, were $6.1 million, $5.2 million and $4.8 million, respectively.

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

Asbestos Related Contingencies and Insurance Recoveries

Prior to its filing of a Chapter 11 Bankruptcy Petition on July 12, 2010 (the “Bankruptcy Filing”), CIRCOR’s subsidiary, Leslie, was a defendant in personal injury actions related to asbestos containing products. We recognized a liability for any asbestos related contingency that was probable of occurrence and reasonably estimable. Prior to the Bankruptcy Filing, we believed that we could reasonably estimate the indemnity liability associated with Leslie’s pending claims as well as those that were anticipated to be filed against Leslie during the next five years and we, therefore, had recognized the estimated liability on our balance sheet. While additional claims beyond such five-year period were probable, we believed an estimate of the additional indemnity liability associated with such additional claims was highly uncertain and, accordingly, we had not recognized a liability on our balance sheet with respect to such additional claims. Defense costs associated with defense of Leslie’s asbestos claims were accrued when incurred. In connection with the Bankruptcy Filing, Leslie filed with the bankruptcy court a proposed reorganization plan which had been pre-negotiated with representatives of both current and future asbestos claimants. Because we believed the reorganization plan was probable of receiving requisite court approvals and the amounts to be paid under the plan were estimable, during Fiscal 2010 we accrued such amounts on our balance sheet. See Note 14 for further information.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2010, 2009 and 2008 were not significant.

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

Earnings (loss) per common share and the weighted average number of shares used to compute net earnings (loss) per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2010			2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$12,624	17,137	$0.74	$5,870	17,008	$0.35	$(59,015)	16,817	$(3.51)
Dilutive securities, principally common stock options	0	160	(0.01)	0	103	(0.01)	0	N/A	N/A

Diluted EPS	$12,624	17,297	$0.73	$5,870	17,111	$0.34	$(59,015)	16,817	$(3.51)

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 141,483 anti-dilutive options and RSUs for the year ended December 31, 2010 ranging from $30.91 to $60.83. There were 186,018 anti-dilutive options and RSUs for the year ended December 31, 2009 ranging from $26.29 to $60.83. All anti-dilutive options and RSUs for the year ended December 31, 2008 were excluded from the table above as we recorded a net loss for 2008.

As of December 31, 2010, there were 33,501 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

Share-based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718 and these costs are recognized over the requisite vesting period. For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. See Note 11 to the consolidated financial statements for further information on share-based compensation.

(3)    Business Acquisitions and Divestitures

Our growth strategy includes strategic acquisitions that complement and extend our broad array of valves and fluid control products and services. Our acquisitions have well established brand recognition and are well known within the industry. We have historically financed our acquisitions from available cash or credit lines.

On May 21, 2008, we acquired Motor Technology, Inc. (“Motor Tech”), which is a leader in the design and manufacture of high quality specialty electronic motors and actuators for the aerospace, medical, defense, transportation, and industrial markets. This business is reported in the Aerospace segment. In connection with the Motor Tech acquisition, we recorded purchase price allocations of $2.5 million of current assets, $0.5 million of fixed assets, $0.5 million of current liabilities, $1.8 million of goodwill, and $2.6 million of intangible assets. The excess of the purchase price over the fair value of the net identifiable assets was recorded as goodwill and will be deductible for tax purposes.

On March 20, 2009, we acquired Bodet Aero (“Bodet”), located in Chemille, France and its affiliate Atlas Productions (“Atlas”), located in Tangier, Morocco. Bodet and Atlas are leading manufacturers of electro-mechanical and fluidic controls for the aerospace, defense, and transportation markets. These businesses are part of our Aerospace segment. In connection with these acquisitions, we recorded estimated fair values of $11.7 million for current assets, $6.7 million for fixed assets, $4.8 million for identified intangible assets, and $3.5 million for debt. The fair value of the net identifiable assets exceeded the purchase price by $0.5 million and was recorded as a special charge (recovery) during our third quarter ended September 27, 2009.

On September 28, 2009, we acquired Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”), a turn-key manufacturer of a full range of products and services that assist pipeline cleaning, pipeline integrity and flow assurance in the oil and gas industry. In connection with the Pipeline Engineering acquisition, we recorded estimated fair values of $12.6 million for current assets, $7.6 million for fixed assets, $10.3 million for identified intangible assets, and $4.0 million for debt. The excess of the purchase price over the fair value of the net identifiable assets was $13.3 million and was recorded as goodwill and will be deductible for tax purposes. Pipeline Engineering has been integrated into our Energy segment.

On April 6, 2010, we acquired Ateliers de Navarre (“ADN”), located in Pau, France. Also on April 6, 2010, we acquired the remaining 48% ownership interest of Technoflux Sarl (“Technoflux”), a Moroccan corporation. ADN and Technoflux, which are reported in our Aerospace segment, will expand our capabilities in DC and AC motors, stator, rotor, solenoid and bobbin assembly. In connection with these acquisitions, we recorded estimated fair values of $1.0 million for current assets, $0.2 million of fixed assets and $2.5 million of current liabilities. The excess of the purchase price over the fair value of the net identifiable assets of $1.3 million was recorded as goodwill and will be deductible for tax purposes.

On May 31, 2010, we acquired the valves division of India-based Mazda Ltd., (“Mazda”) a manufacturer of severe service control valves and vacuum systems. The acquired operation is reported in our Flow Technologies segment. In connection with this acquisition, we recorded estimated fair values of $1.3 million of current assets, $0.3 million of fixed assets, $0.3 million of current liabilities, and $0.7 million of intangible assets. The excess of the purchase price over the fair value of the net identifiable assets of $2.7 million was recorded as goodwill and will be deductible for tax purposes.

On August 3, 2010, we acquired certain assets of Castle Precision Industries (“Castle”), located in Sylmar, California. Castle manufactures landing gear components, landing gear and actuation sub-systems, and provides maintenance, repair and overhaul services to the commercial and military aircraft markets. Castle has been integrated into our Aerospace segment. In connection with this acquisition, we recorded estimated fair values of $4.4 million of current assets, $0.9 million of fixed assets, $0.7 million of current liabilities, $2.5 million of long-term liabilities, and $12.1 million of intangible assets. We placed $2.6 million in an escrow account to secure certain indemnification and purchase price obligations of seller. The excess of the purchase price over the fair value of the net identifiable assets of $11.6 million was recorded as goodwill and will be deductible for tax purposes.

The following table reflects unaudited pro forma consolidated net revenue, net income (loss), and earnings (loss) per share on the basis that Motor Tech, Bodet, Atlas, Pipeline Engineering, ADN, Technoflux, Mazda and Castle took place and were recorded at the beginning of each of the respective periods presented (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net revenue	$694,990	$693,098	$858,580
Net income (loss)	15,124	6,819	(55,145)
Earnings (loss) per share: basic	0.88	0.40	(3.28)
Earnings (loss) per share: diluted	0.87	0.40	(3.28)

The unaudited pro forma consolidated condensed results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2010, 2009 and 2008 (In thousands):

	Year Ended December 31,
	2010	2009	2008
Reconciliation of net cash paid:
Cash paid	$34,401	$38,988	$7,904
Less: cash acquired	0	1,472	641

Net cash paid for acquired businesses	$34,401	$37,516	$7,263

Determination of goodwill:
Cash paid, net of cash acquired	$34,401	$37,516	$7,263
Liabilities assumed	5,594	31,073	512
Less: Acquisition escrow payments	0	0	1,000
Less: fair value of assets acquired, net of goodwill and cash acquired	24,461	54,394	4,999

Goodwill	$15,534	$14,195	$1,776

(4)    Special Charges

For the year ended December 31, 2010, we did not record any special charges. For the year-ended December 31, 2009, we recorded special charges (recoveries) of ($1.7) million, which includes receipt of payments of ($1.1) million relating to a 2007 asset sale within our Energy segment and a ($0.5) million special recovery resulting from the fair value of the acquired assets related to the Bodet acquisition exceeding the consideration transferred within our Aerospace segment. For the year ended December 31, 2008, we recorded a special charge of $0.2 million related to costs associated with the Company’s former CFO retirement agreement, specifically the accelerated vesting of certain equity awards. The following table sets forth our special charges (In thousands):

	Year Ended December 31,
	2010	2009	2008
Special Charges (Recoveries):
Gain on assets held for sale	$0	$(1,135)	$0
Acquired asset fair value in excess of consideration paid	0	(543)	0
CEO and CFO retirements	0	0	160

Total Special Charges (Recoveries)	$0	$(1,678)	$160

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2010	2009
Raw materials	$49,451	$53,143
Work in process	80,402	54,908
Finished goods	37,944	36,980

	$167,797	$145,031

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	December 31,
	2010	2009
Land	$12,196	$12,602
Buildings and improvements	62,193	61,274
Manufacturing machinery and equipment	127,748	121,326
Computer equipment and software	15,583	13,763
Furniture and fixtures	9,178	9,890
Motor vehicles	800	743
Construction in progress	2,227	2,836

	229,925	222,434
Accumulated depreciation	(134,157)	(127,267)

	$95,768	$95,167

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $13.1 million, $13.3 million, and $11.5 million, respectively.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill, by segment as of December 31, 2010 and 2009 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893
Business acquisitions (see Note 3)	(6)	12,910	2,630	15,534
Currency translation adjustments	(224)	(53)	25	(252)

Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2008	$25,291	$5,166	$1,635	$32,092
Business acquisitions (see Note 3)	14,195	0	0	14,195
Adjustments to preliminary purchase price allocation	0	1,393	0	1,393
Currency translation adjustments	167	14	32	213

Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$6,065	$(5,503)	$6,043	$(5,442)
Trademarks and trade names (non-amortizing)	29,955	0	23,120	0
Land use rights	442	(56)	426	(44)
Customer relationships	37,105	(11,018)	33,961	(8,252)
Backlog	2,198	(983)	948	(158)
Other	7,033	(2,916)	7,018	(2,382)

Total	$82,798	(20,476)	$71,516	(16,278)

Net carrying value of intangible assets	$62,322		$55,238

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2010 (In thousands):

	2011	2012	2013	2014	2015	After 2015
Estimated amortization expense	$4,413	$3,791	$3,743	$3,408	$3,377	$13,635

In 2009 and 2010, the fair value of each of our reporting units exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2010 goodwill assessment exceeded the book value by approximately 65%, 74%, and 130% for the Energy, Aerospace and Flow Technologies reporting units, respectively.

For the year ended December 31, 2010 we did not record any goodwill impairment or intangible impairment charges. For the year ended December 31, 2009 we recorded intangible impairment charges of $0.5 million consisting of the impairment of two trademarks within our Energy and Aerospace reporting units, where future cash flows no longer supported the carrying value on our balance sheet. For the year ended December 31, 2008 we recorded goodwill and intangible impairments of $140.3 million and $1.0 million, respectively within our Flow Technologies and Aerospace reporting units. The following table sets forth our impairment charges (In thousands):

	Year Ended December 31,
	2010	2009	2008
Impairment Charges:
Goodwill impairment	$0	$0	$140,300
Intangible impairment	0	485	997

Total impairment charges	$0	$485	$141,297

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2010	2009
Deferred income tax liabilities:
Excess tax over book depreciation	$8,325	$9,963
Goodwill and other intangibles	15,284	15,932
Other	64	221

Total deferred income tax liabilities	23,673	26,116

Deferred income tax assets:
Accrued expenses	40,209	33,326
Inventories	6,858	5,654
Net operating loss and credit carry-forward	8,710	8,835
Intangible assets	4,503	5,153
Accumulated other comprehensive income—pension benefit obligation	4,939	4,413
Other	514	581

Total deferred income tax assets	65,733	57,962
Valuation allowance	(10,120)	(10,323)

Deferred income tax asset, net of valuation allowance	55,613	47,639

Deferred income tax asset, net	$31,940	$21,523

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

Net current deferred income tax asset	$20,111	$15,847
Net non-current deferred income tax asset	11,829	5,676

Deferred income tax asset, net	$31,940	$21,523

Deferred income taxes by geography are as follows:
Domestic net current asset	$13,466	$8,261
Foreign net current asset	6,645	7,586

Net current deferred income tax asset	$20,111	$15,847

Domestic net non-current asset	$23,788	$19,352
Foreign net non-current liability	(11,959)	(13,676)

Net non-current deferred income tax asset	$11,829	$5,676

The provision (benefit) for income taxes is based on the following pre-tax income (loss) (In thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(17,652)	$(45,546)	$(82,853)
Foreign	30,161	48,630	42,135

	$12,509	$3,084	$(40,718)

The provision (benefit) for income taxes consists of the following (In thousands):

	2010	2009	2008
Current:
Federal	$2,107	$117	$5, 917
Foreign	7,061	15,016	27,174
State	585	318	963

Total current	$9,753	$15,451	$34,054

Deferred (prepaid):
Federal	$(7,934)	$(16,477)	$(9,155)
Foreign	(775)	(1,613)	(5,703)
State	(1,159)	(147)	(899)

Total deferred	$(9,868)	$(18,237)	$(15,757)

Total provision (benefit) for income taxes	$(115)	$(2,786)	$18,297

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2010	2009	2008
Expected federal income tax rate	35.0%	35.0%	(35.0)%
Goodwill impairment	0	0	93.3
State income taxes, net of federal tax benefit	(3.0)	3.6	0.1
Foreign tax rate differential and credits	(34.1)	(122.5)	(12.2)
Manufacturing deduction	(1.6)	(3.5)	(0.6)
Research and experimental credit	(2.6)	(8.1)	(1.6)
Other, net	5.4	5.2	0.9

Effective tax rate	(0.9)%	(90.3)%	44.9%

The Company has a net foreign deferred tax liability and a domestic deferred tax asset. With regard to the deferred tax assets, we maintained a total valuation allowance of $10.1 million and $10.3 million at December 31, 2010 and 2009, respectively. We had foreign tax credits of $8.0 million, state net operating losses of $7.5 million and state tax credits of $0.8 million at December 31, 2010. At December 31, 2009, we had foreign tax credits of $8.0 million, state net operating losses of $8.7 million and state tax credits of $0.8 million. The foreign tax credits, if not utilized, will expire in 2015. The state net operating losses and state tax credits, if not utilized, will expire between 2020 and 2030. We had valuation allowances of $10.1 million and $10.3 million at December 31, 2010 and 2009, respectively, for the foreign tax credits, state operating losses, and state tax credits. The $10.1 million valuation allowance as of December 31, 2010 is primarily comprised of $8.5 million related to net operating loss and credit carry-forwards and $1.6 million related to state income tax benefits. The state income tax benefit amount of $1.6 million is included in the $40.2 million accrued expenses line item in the deferred income tax liabilities and assets table.

The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for a portion or all of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and is forecasting future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income for the Company to realize the remaining deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examination by the Internal

Revenue Service for years prior to 2008. The Company is no longer subject to examination by the tax authorities in Italy for years prior to 2005. The Company is under examination for income tax filings various state and foreign jurisdictions.

The Company paid approximately $0.8 million in settlement of examinations in 2010 including interest. Management is currently unaware of any issues under review that could result in significant additional payments or accruals.

As of December 31, 2010, the liability for uncertain income tax positions was $1.6 million excluding interest of $0.1 million. As of December 31, 2010 and December 31, 2009, accrued interest and penalties were $0.1 and $0.2 million respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010 and 2009. Approximately $1.6 million as of December 31, 2010 represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods The table below does not include interest and penalties of $0.1 million and $0.2 million as of December 31, 2010 and 2009 respectively.

	December 31,
	2010	2009
Balance beginning January 1	$2,047	$2,046
Additions for tax positions of prior years	26	284
Additions based on tax positions related to current year	207	403
Settlements	(692)	(337)
Lapse of statute of limitations	(12)	(349)

Balance ending December 31	$1,576	$2,047

Undistributed earnings of our foreign subsidiaries amounted to $149.0 million at December 31, 2010 and $155.1 million at December 31, 2009. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of $5.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 2010.

In 2010, the Company entered into a bankruptcy settlement with regard to Leslie, one of its domestic subsidiaries. The settlement requires a one time cash payment of approximately $77.6 million. In anticipation of funding the Qualified Settlement Fund in 2011, the Company has remitted approximately $35.0 million from its foreign subsidiary earnings.

Except for the Company’s Dutch subsidiary for which the Company has determined that earnings are not permanently reinvested but that no additional provision for federal and state taxes is necessary, and a one-time remittance of foreign earnings in 2011 to partially fund the Leslie bankruptcy matter, the Company maintains its position that the earnings of foreign subsidiaries will continue to be permanently reinvested outside the U.S.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2010	2009
Customer deposits and obligations	$14,340	$12,500
Commissions payable and sales incentive	9,011	5,836
Penalty accruals	7,937	14,612
Contract loss accrual	2,808	0
Warranty reserve	2,508	3,561
Professional fees	1,928	1,593
Insurance	1,145	805
Taxes other than income tax	1,780	1,332
Other	9,791	6,497

	$51,248	$46,736

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2010	2009
Industrial revenue bond (paid in March 2010)	$0	$4,760
Capital lease obligations	415	617
Other borrowings, at varying interest rates ranging from 0.00% to 18.00% in 2010 and 3.32% to 10.69% in 2009	1,120	2,102

Total long-term debt	1,535	7,479
Less: current portion	851	5,914

Total long-term debt, less current portion	$684	$1,565

In July 2009, we entered into a new three and one half year, unsecured credit agreement that provides for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The new agreement includes a $30 million accordion feature for a maximum facility size of $220 million and matures in January 2013. The interest rate on this facility fluctuates with a base rate plus 275 to 375 basis points depending on current borrowing levels. In addition, the new credit agreement allows for additional indebtedness not to exceed $80 million. There has been no change in our financial covenants from our previous agreement that we entered into in December 2005. We anticipate using this new credit facility to fund potential acquisitions, to support our working capital needs, and for general corporate purposes. As of December 31, 2010, we had no borrowings outstanding under the new credit facility and $44.6 million was allocated to support outstanding letters of credit. During the first quarter of 2010, we repaid our outstanding industrial revenue bond of $4.8 million.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2010 and December 31, 2009 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

At December 31, 2010, minimum principal payments required during each of the next five years and thereafter are as follows (In thousands):

	2011	2012	2013	2014	2015	Thereafter
Minimum principal payments	$851	$327	$268	$84	$5	$0

(11)    Share-Based Compensation

As of December 31, 2010, we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of December 31, 2010, there were 134,901 stock options and 512,621 restricted stock units outstanding. In addition, there were 582,326 shares available for grant under the 1999 Stock Plan as of December 31, 2010. As of December 31, 2010 there were 33,501 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In 2010, we granted 34,081 stock option awards compared with none granted in 2009 or 2008.

During 2004, we began granting restricted stock units (“RSU Awards”) in lieu of a portion of employee stock option awards. We account for these RSU Awards by expensing the weighted average fair-value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2010 and December 31, 2009 we granted 130,226 and 167,678 RSU Awards with approximate fair values of $30.91 and $22.27 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSPs represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. Restricted stock units totaling 13,505 and 140,759 with per unit discount amounts representing fair values of $10.20 and $7.34 were granted under the CIRCOR Management Stock Purchase Plan during December 31, 2010 and December 31, 2009, respectively.

Compensation expense related to our share-based plans for the twelve month periods ended December 31, 2010 and December 31, 2009 was $3.6 million and $2.7 million, respectively, and was recorded as selling, general, and administrative expense in our statement of operations. Compensation expense related to RSU Awards, RSU MSPs and stock-options for the year ended December 31, 2008 was $3.6 million; $3.4 million was recorded as selling, general and administrative expense, and $0.2 million was recorded as special charge. The amount recorded as special charge related to the modification of certain RSUs and stock options in connection with the retirement of our former CFO.

As of December 31, 2010, there was $6.3 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.2 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2010, 2009, and 2008 and changes during the years are presented in the table below (Options in thousands):

	December 31,
	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	132	$19.81	152	$19.35	273	$19.50
Granted	34	30.91	0	N/A	0	N/A
Exercised	(31)	16.88	(14)	11.86	(121)	19.69
Forfeited	0	N/A	(6)	25.94	0	N/A

Options outstanding at end of period	135	$23.29	132	$19.81	152	$19.35

Options exercisable at end of period	101	$20.72	120	$19.31	117	$17.73

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2010 was 4.6 years and 3.1 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.1 million and $3.4 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.2 million and $0.7 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2010 was $2.6 million and $2.2 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$13.90 – $15.11	33	1.8	$13.90	33	$13.90
15.12 – 24.41	22	2.8	22.20	22	22.20
24.42 – 27.91	46	4.1	24.90	46	24.90
27.92 – 30.91	34	9.2	30.91	0	N/A

$13.90 – $30.91	135	4.6	$23.29	101	$20.72

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2010, 2009, and 2008 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2010		2009		2008
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	291	$30.67	213	$38.35	237	$31.87
Granted	130	30.91	167	22.27	83	47.33
Settled	(69)	30.04	(42)	36.63	(60)	28.96
Cancelled	(12)	33.24	(47)	30.69	(47)	31.62

RSU Awards outstanding at end of period	340	$30.79	291	$30.63	213	$38.35

RSU Awards exercisable at end of period	23	$30.06	25	$28.50	35	$30.40

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2010, 2009 and 2008 was $2.2 million, $1.4 million and $4.2, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.6 million and $3.2 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2010 was $14.4 million and $1.0 million, respectively.

The following table summarizes information about RSU Awards outstanding at December 31, 2010:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $23.99	102	2.09	$22.25	2	$22.23
24.00 – 25.99	6	0.49	24.97	5	24.90
26.00 – 27.99	23	0.00	27.81	10	27.81
28.00 – 30.99	127	2.16	30.91	0	0
31.00 – 36.99	37	1.91	36.24	5	36.23
37.00 – 60.99	45	5.71	47.56	1	48.66

$22.00 – $60.99	340	2.41	$30.79	23	$30.07

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2010, 2009, and 2008 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2010		2009		2008
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	212	$18.58	137	$20.29	194	$19.20
Granted	14	20.71	140	14.89	57	32.60
Settled	(49)	19.06	(37)	18.94	(66)	21.67
Cancelled	(4)	17.20	(28)	18.32	(48)	22.95

RSU MSPs outstanding at end of period	173	$18.64	212	$17.32	137	$20.29

RSU MSPs exercisable at end of period	2	$18.63	19	$10.80	16	$9.14

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2010, 2009, and 2008 was $0.6 million, $1.1 million and $6.0 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2010, 2009, and 2008 was $0.4 million, $0.5 million and $2.3 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding and exercisable as of December 31, 2010 was $4.1 million and $0.0 million, respectively.

The following table summarizes information about RSU MSPs outstanding at December 31, 2010 (RSUs in thousands):

	RSU MSPs Outstanding			RSU MSPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 14.89 – $ 16.76	126	1.17	$14.89	0	$	N/A
16.77 – 19.67	2	0	18.63	2		18.63
19.68 – 26.66	13	2.16	20.71	0		N/A
26.67 – 32.60	32	0.15	32.60	0		N/A

$ 14.89 – $32.60	173	1.04	$18.64	2		$18.63

(12)    Accumulated Other Comprehensive Income

The accumulated other comprehensive income consists of the following (In thousands):

	December 31, 2010
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$14,164	$0	$14,164
Pension liability	(12,997)	4,939	(8,058)

Total accumulated other comprehensive income	$1,167	$4,939	$6,106

	December 31, 2009
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$21,070	$0	$21,070
Pension liability	(11,613)	4,413	(7,200)

Total accumulated other comprehensive income	$9,457	$4,413	$13,870

The decrease in our cumulative translation adjustment balance of $6.9 million in 2010 was primarily a result of appreciation of the U.S. dollar against other foreign currencies.

(13)    Employee Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain retired highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation.

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

During 2010, we made $2.3 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our non-qualified supplemental plan. In 2011, we expect to make voluntary cash contributions of approximately $2.9 million to our qualified plan and payments of $0.4 million for our non-qualified plan, although global capital market and interest rate fluctuations will impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense for the benefit plans are as follows (In thousands):

	Year Ended December 31,
	2010	2009	2008
Components of net benefit expense:
Service cost-benefits earned	$400	$350	$435
Interest cost on benefits obligation	2,137	2,044	1,960
Expected return on assets	(2,026)	(1,637)	(2,293)

Net pension costs and return	511	757	102

Net loss amortization	294	324	127
Transition asset amortization	0	0	(2)
Prior service cost amortization	0	15	20

Total amortization items	294	339	145

Immediate recognition due to special events	0	240	0
Net periodic cost of defined benefits plans	805	1,336	247
Cost of 401(k) plan company contributions	3,524	3,825	4,051

Net benefit expense	$4,329	$5,401	$4,298

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2010	2009	2008
Net periodic benefit cost:
Discount rate – qualified plan	6.00%	6.25%	6.25%
Discount rate – nonqualified plan	5.75%	6.25%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	4.00%

Benefit obligations:
Discount rate – qualified plan	5.50%	6.00%	6.25%
Discount rate – nonqualified plan	5.25%	5.75%	6.25%
Rate of compensation increase – nonqualified plan	N/A	N/A	4.00%
Rate of compensation increase – qualified plan	N/A	N/A	0.00%

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year end 2010, we utilized 5.50% as our discount rate for our qualified plan and 5.25% as a discount rate for our nonqualified plan on a weighted average basis given the level of yield on corporate bond interest rates. The effect of the discount rate change raised our projected benefit obligation at December 31, 2010 by $2.5 million and will have a negligible impact on our 2011 pension expense.

In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2010 and December 31, 2009 are as follows (In thousands):

	December 31,
	2010	2009
Change in projected benefit obligation:
Balance at beginning of year	$36,578	$33,856
Service cost	400	350
Interest cost	2,137	2,044
Actuarial loss	3,180	2,628
Benefits paid	(1,533)	(1,348)
Administrative expenses	(432)	(416)
Settlements	0	(536)

Balance at end of year	$40,330	$36,578

Change in fair value of plan assets:
Balance at beginning of year	$24,970	$20,515
Actual return on assets	3,528	4,529
Benefits paid	(1,533)	(1,348)
Administrative expenses	(432)	(416)
Settlements	0	(536)
Employer contributions	2,725	2,226

Fair value of plan assets at end of year	$29,258	$24,970

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(11,072)	$(11,608)

Pension plan accumulated benefit obligation (“ABO”)	$35,241	$31,636
Supplemental pension plan ABO	5,089	4,942

Aggregate ABO	$40,330	$36,578

The following information is presented as of December 31, 2010 and 2009 (In thousands):

	2010	2009
Funded status, end of year:
Fair value of plan assets	$29,258	$24,970
Benefit obligations	(40,330)	(36,578)

Net Pension Liability	$(11,072)	$(11,608)

Pension Liability recognized in the balance sheet (1) consists of:
Noncurrent asset	$0	$0
Current liability	(382)	(382)
Noncurrent liability	(10,690)	(11,226)

Total	$(11,072)	$(11,608)

(1)	Included in other non-current liabilities on CIRCOR’s consolidated balance sheet

Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$12,997	$11,612
Prior service cost	0	1

Total	$12,997	$11,613

Estimated pension expense to be recognized in other comprehensive income in 2011 consists of:
Amortization of net losses	341
Prior service cost	0

Total	$341

At December 31, 2010, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2011	2012	2013	2014	2015	2016–2020
Expected benefit payments	$1,662	$1,765	$1,893	$1,967	$2,102	$12,338

The fair values of the Company’s pension plan assets (all classified as Level 2) at December 31, 2010 and 2009, utilizing the fair value hierarchy are as follows (in thousands):

	December 31,
	2010	2009
Equity Funds:
U.S. Large Cap Equity	$11,975	$10,202
U.S. Small Cap Equity	4,720	3,944
International Equity	4,395	3,883
Fixed Income Fund:	8,168	6,941

Total	$29,258	$24,970

The fair values of the investment funds are based on inputs, other than quoted prices, that are observable in active markets. The funds are privately managed equity and fixed income funds that have quoted prices from active markets; therefore the investments are classified as Level 2. Funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets.

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

(14)    Contingencies, Commitments and Guarantees

Asbestos and Bankruptcy Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

Events Pre-dating Leslie’s Bankruptcy Filing

Like many other manufacturers of fluid control products, Leslie, which we acquired in 1989, had been up to the date of the Bankruptcy Filing named as a defendant in product liability actions brought on behalf of individuals seeking compensation for their alleged asbestos exposure. In some instances, we also have been named individually and/or as alleged successor in interest in these cases. At the Filing Date, Leslie was a named defendant in approximately 1,340 active, unresolved asbestos-related claims filed in California, Texas, New York, Massachusetts, West Virginia, Rhode Island, Illinois and 23 other states. Approximately 713 of these claims involve claimants allegedly suffering from (or the estates of decedents who allegedly died from) mesothelioma, a fatal malignancy associated with asbestos exposure.

Leslie’s asbestos-related claims generally involved its fluid control products. Leslie management believes that any asbestos was incorporated entirely within the product in a way that would not allow for any ambient asbestos during normal operation or during normal inspection and repair procedures. Leslie and its insurers’ general strategy was to vigorously defend these claims. Nevertheless, while we strongly believe that exposure to Leslie’s products did not cause asbestos-related illness to any plaintiff, juries and courts have reached a different conclusion in particular cases and could have done so in others.

Leslie resolved a number of asbestos-related claims in the few years prior to the Bankruptcy Filing for strategic reasons, including avoidance of defense costs and the possible risk of excessive verdicts. The amounts expended on asbestos-related claims in any year were generally impacted by the number of claims filed, the volume of pre-trial proceedings, and the number of trials and settlements.

Leslie’s Bankruptcy Filing and Subsequent Developments

On the Filing Date, Leslie filed the Reorganization Plan in an effort to permanently resolve Leslie’s asbestos liability. Key terms of the pre-negotiated Reorganization Plan include the creation of a trust pursuant to Section 524(g) of the U.S. Bankruptcy Code (the “Trust”) to be funded by (1) a contribution by Leslie consisting of (a) a $1.0 million promissory note and (b) an assignment of any and all rights of Leslie (i) to proceeds under existing insurance policies that provide coverage for asbestos personal injury claims, and (ii) to $2.625 million of proceeds from a settlement agreement between Leslie and one of its insurers, Continental Casualty, a CNA company (“Continental”) entered into in April 2010; and (2) a $74.0 million cash contribution by CIRCOR. All current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Leslie’s former parent company, Watts Water Technologies, Inc. (“Watts”), or its affiliates arising from Leslie’s alleged asbestos liabilities, will be channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. Under the Reorganization Plan, Leslie will remain a subsidiary of CIRCOR. The Reorganization Plan was negotiated with both a committee of key plaintiff attorneys representing Leslie’s current asbestos claimants, and also with an independent representative of Leslie’s future claimants.

The Bankruptcy Filing automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that barred the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Court granted Leslie’s request for a preliminary injunction that barred the prosecution or commencement of such claims until final approval of the Reorganization Plan under which all such claims would be permanently channeled to the Trust. Under the Bankruptcy Code, confirmation of the Reorganization Plan required the approval of at least 75% of current asbestos claimants as well as court approval. Leslie, in fact, ultimately received unanimous approval of the Plan from the asbestos claimants who voted and, on October 26-27, 2010, the Bankruptcy Court held hearings on confirmation of the Reorganization Plan (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, based on objections raised by Leslie, determined that the terms of the Reorganization Plan were neutral to the rights of such insurers and ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”).

Following issuance of the Confirmation Order, Leslie sought the required review and approval of the 524(g) trust aspects of the Reorganization Plan by the District Court. In connection with this review, those insurers who previously sought to object at the Confirmation Hearings filed oppositions to the affirmation by the District Court of the Confirmation Plan, and, in addition, appealed certain rulings made by the Bankruptcy Court leading up to the issuance of the Confirmation Order. Leslie eventually resolved the concerns of the insurers, however, by agreeing to certain changes in the Plan language relative to insurance provisions. After Leslie sought and received from the Bankruptcy Court a revised Confirmation Order incorporating the agreed upon changes (the “Revised Confirmation Order”), an affirmation hearing was held by the District Court on February 4, 2011. Following that hearing, on February 7, 2011, the District Court entered an order approving the 524(g) trust aspects of the Reorganization Plan and affirming the Revised Confirmation Order (the “District Court Order”).

Funding of Trust and Emergence from Bankruptcy

Under the District Court Order, all current and future asbestos claims against Leslie, as well as all current and future derivative claims against CIRCOR or its affiliates or against Watts or its affiliates arising from Leslie’s alleged asbestos liabilities, will now be permanently channeled to the Trust for review and payment, thus providing both Leslie and CIRCOR with permanent court protection from such claims. We currently anticipate that the Trust will be established and funded, and that Leslie’s emergence from bankruptcy will become final, during March of 2011.

Accounting—Indemnity and Defense Cost Liabilities and Assets

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

Based on Leslie’s discussions with HR&A regarding the impact of additional claims data on HR&A’s conclusion regarding estimating future claim liabilities, Leslie requested that HR&A update its analysis annually to determine whether such additional data warranted any change to HR&A’s analyses and conclusions regarding future estimation. As a result, during the fourth quarter of 2008, HR&A updated its analysis and reaffirmed its conclusion, at that time, that a forecast of the number and value of any future asbestos claims was unwarranted and highly uncertain from a statistical perspective. However, when again updating its analysis at management’s request during the fourth quarter of 2009, HR&A concluded that Leslie now had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. Asbestos related defense costs continued to be expensed as incurred and were not included in any future claim reserves.

During the second quarter of 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability) compared to $55.6 million as of December 31, 2009. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2010	2009	2008
Existing claim indemnity liability	$64	$57,716	$16,661
Amounts payable to 524(g) trust	77,625	0	0
Incurred defense cost liability	2,142	2,544	2,584
Insurance recoveries receivable	(38)	(4,614)	(10,765)

Net Leslie asbestos and bankruptcy liability	$79,793	$55,646	$8,480

2010 Experience and Financial Statement Impact

The following tables provide more specific information regarding Leslie’s claim activity through the Filing Date as well for the two years ended December 31, 2009 and 2008:

	For the Year Ended December 31
	2010 (through Filing Date)	2009	2008
Beginning open claims	1,104	968	707
Claims filed	451	687	688
Claims resolved and dismissed	(215)	(551)	(427)

Ending open claims	1,340	1,104	968

Ending open mesothelioma claims	713	597	502

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation as well as additional charges incurred for the years ended December 31, 2010, 2009, and 2008. The $31.4 million of 2010 bankruptcy related charges is comprised of $75.0 million of contributions to the Trust, insurance recoveries of $4.6 million, bankruptcy related professional fees of $6.4 million, partially offset by $54.6 million of previously accrued asbestos indemnity liability as of December 31, 2010.

	For the Year Ended December 31
(In Thousands)	2010	2009	2008
Indemnity costs accrued (filed cases)	$2,496	$7,861	$7,316
Five year future indemnity cost accrued	0	39,800	0
Adverse verdict interest costs (verdict appealed)	(2,390)	(1,026)	504
Defense cost incurred	7,501	12,312	10,158
Insurance recoveries adjustment	(3,652)	2,069	0
Insurance recoveries accrued	(2,627)	(6,937)	(9,667)
Bankruptcy related costs	31,447	0	0

Net pre-tax Leslie asbestos and bankruptcy expense	$32,775	$54,079	$8,311

Insurance

As of the Filing Date, we believed that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.8 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie had recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for the Bankruptcy Filing, would have continued to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

In addition to its primary layer of insurance, Leslie does have some available excess insurance coverage. However, some of this excess insurance lies above layers of excess insurance written by insolvent insurers which could affect when Leslie may be able to recover this excess insurance. Moreover, unlike primary policies under which defense costs do not erode policy limits, the terms of excess policies typically provide that covered defense costs do erode policy limits. Because the probability and amount of any recovery from excess carriers was uncertain, however, Leslie had not accrued an insurance receivable for such recovery as of the Filing Date. As discussed previously, under the Reorganization Plan, all remaining insurance proceeds are contributed to the Trust.

Other Matters

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries – Spence, the stock of which we acquired in 1984; and Hoke, the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.6 million at December 31, 2010. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 6 years from December 31, 2010.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2010 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$28,530
Greater than 12 months	16,028

Total	$44,558

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $6.7 million, $6.6 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, at December 31, 2010 were (In thousands):

	2011	2012	2013	2014	2015	Thereafter
Minimum lease commitments	$5,367	$4,355	$3,734	$3,025	$2,306	$5,013

Commercial Contract Commitment

As of December 31, 2010, we had approximately $103.8 million of commercial contract commitments related to open purchase orders. In addition, we had $4.5 million of commitments associated primarily with certain loan and employee agreements.

Self – Insurance

We maintain insurance coverage of a type and with such limits as we believe are customary and reasonable for the risks we face and in the industries in which we operate. While many of our policies do contain a deductible, the amount of such deductible is typically not material, and is generally less than $0.3 million per occurrence. Our accruals for insured liabilities are not discounted and take into account these deductibles and are based on claims filed and reported as well as estimates of claims incurred but not yet reported.

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2010.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2010 and 2009 (In thousands):

	December 31,
	2010	2009
Balance beginning December 31	$3,561	$3,032
Provisions	2,083	2,530
Claims settled	(3,033)	(2,138)
Acquired Reserves/Other	50	83
Currency translation adjustment	(153)	54

Balance ending December 31	$2,508	$3,561

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

As of December 31, 2010, we had eighteen forward contracts with contract values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	7	3,670	U.S. Dollars
Euro/U.S. Dollar	6	917	Euros
U.S. Dollar/Euro	5	8,300	U.S. Dollars

This compares to thirty-four forward contracts as of December 31, 2009. The fair value liability of the derivative forward contracts as of December 31, 2010 was approximately $1.7 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of $0.4 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2009.

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

(17)    Segment Information

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2010
Net revenues	$305,870	$118,866	$261,174	$0	$685,910
Inter-segment revenues	796	86	154	(1,036)	0
Operating income (loss)	23,441	15,402	(932)	(22,925)	14,986
Interest income					(244)
Interest expense					2,760
Other income, net					(39)
Income before income taxes					12,509
Identifiable assets	288,454	186,799	179,346	(38,404)	616,195
Capital expenditures	5,747	4,751	2,650	1,765	14,913
Depreciation and amortization	6,575	4,549	5,841	411	17,376

Year Ended December 31, 2009
Net revenues	$293,419	$113,327	$235,876	$0	$642,622
Inter-segment revenues	547	0	131	(678)	0
Operating income (loss)	35,224	17,217	(28,210)	(20,520)	3,711
Interest income					(467)
Interest expense					1,535
Other expense, net					(441)
Income before income taxes					3,084
Identifiable assets	257,547	180,792	177,644	(53,930)	562,053
Capital expenditures	3,504	2,618	4,312	598	11,032
Depreciation and amortization	5,342	4,057	6,737	205	16,341

Year Ended December 31, 2008
Net revenues	$415,702	$105,881	$272,233	$0	$793,816
Inter-segment revenues	640	0	0	(640)	0
Operating income (loss)	83,819	(17,589)	(86,139)	(20,719)	(40,628)
Interest income					(1,350)
Interest expense					1,170
Other income, net					270
Loss before income taxes					(40,718)
Identifiable assets	368,701	169,929	89,856	(40,463)	588,023
Capital expenditures	3,831	3,057	7,991	93	14,972
Depreciation and amortization	5,030	2,975	6,004	164	14,173

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. Refer to Note (1) for further discussion of the products included in each segment.

In calculating operating income (loss) from operations for individual reporting segments, substantial administrative expenses incurred at the corporate level for the benefit of other reporting segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2010, 2009 and 2008. Corporate Identifiable Assets after elimination of intercompany assets were $33.8 million, $27.3 million, and $16.2 million as of December 31, 2010, 2009 and 2008, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2010	2009	2008
United States	$310,172	$270,703	$361,613
Germany	72,039	32,384	41,964
United Arab Emirates	47,091	11,575	101,739
United Kingdom	39,035	41,193	29,060
France	32,545	30,315	18,309
Canada	31,989	22,250	29,969
Saudi Arabia	17,355	25,237	21,571
Oman	15,237	58,467	22,275
Netherlands	13,300	26,321	14,132
Other	107,147	124,177	153,184

Total net revenues	$685,910	$642,622	$793,816

	December 31,
Long-lived assets by geographic area (In thousands)	2010	2009
United States	$73,204	$61,748
United Kingdom	36,188	39,282
France	17,576	18,450
China	10,256	10,281
Germany	9,206	10,211
Italy	4,918	4,465
Netherlands	3,157	3,588
Morocco	2,290	2,114
India	1,169	132
Canada	126	134

Total long-lived assets	$158,090	$150,405

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010
Net revenues	$146,269	$168,005	$177,577	$194,059
Gross profit	42,719	49,542	51,481	53,527
Net income (loss)	5,733	(11,241)	10,399	7,732
Earnings (loss) per common share:
Basic	$0.34	$(0.66)	$0.61	$0.45
Diluted	0.33	(0.66)	0.60	0.44
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$34.04	$35.97	$32.59	$44.14
Low	25.21	25.38	24.86	30.79

Year ended December 31, 2009
Net revenues	$175,647	$164,535	$144,327	$158,113
Gross profit	56,019	48,503	41,865	48,193
Net income (loss)	10,460	7,732	8,405	(20,727)
Earnings (loss) per common share:
Basic	$0.62	$0.46	$0.49	$(1.22)
Diluted	0.61	0.45	0.49	(1.22)
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$29.18	$29.19	$29.78	$30.19
Low	17.37	22.16	22.19	24.14

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

(20)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2010 and 2009, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2010 and December 31, 2009, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$1,992	$(643)	$(97)	$430	$822
Year ended
December 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,968	$188	$211	$375	$1,992
Year ended
December 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$2,151	$451	$(95)	$539	$1,968

(1)	Uncollectible accounts written off, net of recoveries.