Form 10-Q
period 2011-04-03
CIRCOR INTERNATIONAL INC
filed 2011-05-05
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011.

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

As of May 1, 2011, there were 17,233,577 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 3, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,491	$45,752
Short-term investments	107	101
Trade accounts receivable, less allowance for doubtful accounts of $1,249 and $822, respectively	141,280	138,860
Inventories	177,340	167,797
Income taxes refundable	1,806	1,625
Prepaid expenses and other current assets	13,200	5,749
Deferred income tax asset	20,422	20,111
Insurance receivables	38	38
Assets held for sale	542	542

Total Current Assets	408,226	380,575

PROPERTY, PLANT AND EQUIPMENT, NET	100,251	95,768
OTHER ASSETS:
Goodwill	72,843	63,175
Intangibles, net	61,977	62,322
Deferred income tax asset	11,829	11,829
Other assets	11,582	2,526

TOTAL ASSETS	$666,708	$616,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,099	$80,577
Accrued expenses and other current liabilities	51,572	51,248
Accrued compensation and benefits	20,354	22,305
Asbestos liability	79,801	79,831
Income taxes payable	0	38
Notes payable and current portion of long-term debt	8,178	851

Total Current Liabilities	246,004	234,850

LONG-TERM DEBT, NET OF CURRENT PORTION	22,858	684
DEFERRED INCOME TAXES	400	0
OTHER NON-CURRENT LIABILITIES	22,740	23,841
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,202,100 and 17,112,688 shares issued and outstanding at April 3, 2011 and December 31, 2010, respectively	172	171
Additional paid-in capital	255,348	254,154
Retained earnings	103,631	96,389
Accumulated other comprehensive income	15,555	6,106

Total Shareholders’ Equity	374,706	356,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$666,708	$616,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net revenues	$203,370	$146,269
Cost of revenues	147,160	103,550

GROSS PROFIT	56,210	42,719
Selling, general and administrative expenses	42,437	35,418
Leslie asbestos and bankruptcy charges (recoveries), net	1,001	(648)

OPERATING INCOME	12,772	7,949

Other (income) expense:
Interest income	(43)	(43)
Interest expense	816	597
Other, net	915	(51)

TOTAL OTHER EXPENSE	1,688	503

INCOME BEFORE INCOME TAXES	11,084	7,446
Provision for income taxes	3,178	1,713

NET INCOME	$7,906	$5,733

Earnings per common share:
Basic	$0.46	$0.34
Diluted	$0.45	$0.33
Weighted average number of common shares outstanding:
Basic	17,163	17,051
Diluted	17,378	17,193
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
OPERATING ACTIVITIES
Net income	$7,906	$5,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,575	3,228
Amortization	1,418	979
Compensation expense of share-based plans	1,136	843
Tax effect of share-based compensation	(256)	112
Loss on disposal of property, plant and equipment	2	0
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	1,421	(10,734)
Inventories	(4,622)	(4,332)
Prepaid expenses and other assets	(6,781)	(8,212)
Accounts payable, accrued expenses and other liabilities	416	9,609

Net cash provided by (used in) operating activities	4,215	(2,774)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,693)	(3,606)
Proceeds from the sale of property, plant and equipment	12	13
Purchase of investments	(1)	0
Business acquisitions, net of cash acquired	(20,221)	(340)

Net cash used in investing activities	(22,903)	(3,933)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	60,748	16,110
Payments of long-term debt	(34,778)	(15,972)
Dividends paid	(663)	(639)
Proceeds from the exercise of stock options	213	256
Tax effect of share-based compensation	256	(112)

Net cash (used in) provided by financing activities	25,776	(357)

Effect of exchange rate changes on cash and cash equivalents	651	(1,474)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,739	(8,538)
Cash and cash equivalents at beginning of period	45,752	46,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,491	$37,812

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$3,766	$2,216
Interest	$599	$593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the annual audited financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2010 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2010 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 3, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no new accounting pronouncements adopted during the three months ended April 3, 2011 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of April 3, 2011, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of April 3, 2011, there were 184,949 stock options and 498,588 restricted stock units outstanding. In addition, there were 455,052 shares available for grant under the 1999 Stock Plan as of April 3, 2011. As of April 3, 2011, there were 13,286 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In the first quarter of 2011, we granted 58,768 stock options.

The fair value of stock options granted during the three months ended April 3, 2011 of $17.28 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.2%
Expected life (years)	5.8
Expected stock volatility	46.3%
Expected dividend yield	0.4%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the three months ended April 3, 2011 and April 4, 2010, we granted 63,372 and 130,226 RSU Awards with approximate fair values of $39.00 and $30.91 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 43,734 and 13,505 RSUs with per unit discount amounts representing fair values of $17.28 and $10.20 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended April 3, 2011 and April 4, 2010, respectively.

Compensation expense related to our share-based plans for the three month periods ended April 3, 2011, and April 4, 2010 was $1.1 million and $0.8 million, respectively, and was recorded as selling, general and administrative expense. As of April 3, 2011, there was $8.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.

A summary of the status of all stock options granted to employees and non-employee directors as of April 3, 2011 and changes during the three month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	135	$23.29
Granted	59	39.00
Exercised	(9)	24.32
Forfeited	0	N/A

Options outstanding at end of period	185	$28.24

Options exercisable at end of period	92	$20.38

The weighted average contractual term for stock options outstanding and options exercisable as of April 3, 2011 was 6.2 years and 2.8 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 3, 2011 was $0.2 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 3, 2011 was $3.5 million and $2.5 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of April 3, 2011 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	340	$30.79
Granted	63	39.00
Settled	(82)	28.60
Cancelled	0	N/A

RSU Awards outstanding at end of period	321	$32.98

RSU Awards vested and deferred at end of period	12	$34.64

The aggregate intrinsic value of RSU Awards settled during the three months ended April 3, 2011 was $3.3 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 3, 2011 was $15.1 million and $0.6 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of April 3, 2011 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	173	$18.63
Granted	44	26.13
Settled	(39)	29.07
Cancelled	0	N/A

RSU MSPs outstanding at end of period	178	$18.20

RSU MSPs vested and deferred at end of period	1	$32.60

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 3, 2011 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 3, 2011 was $5.1 million and $0.0 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	April 3, 2011	December 31, 2010
Raw materials	$58,182	$49,451
Work in process	80,015	80,402
Finished goods	39,143	37,944

	$177,340	$167,797

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of April 3, 2011 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175
Acquisitions	8,757	0	0	8,757
Adjustments to preliminary purchase price allocation	0	0	(47)	(47)
Currency translation adjustments	796	96	66	958

Goodwill as of April 3, 2011	$48,976	$19,526	$4,341	$72,843

The table below presents gross intangible assets and the related accumulated amortization as of April 3, 2011 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,068	$(5,517)
Trademarks and trade names	30,456	0
Land use rights	444	(59)
Customer relationships	37,590	(12,042)
Backlog	2,327	(1,194)
Other	7,244	(3,340)

Total	$84,129	$(22,152)

Net carrying value of intangible assets	$61,977

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 3, 2011 (In thousands):

	2011	2012	2013	2014	2015	After 2015
Estimated amortization expense	$3,246	$3,855	$3,808	$3,473	$3,445	$13,694

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate /Eliminations	Consolidated Total
Three Months Ended April 3, 2011
Net revenues	$99,170	$32,109	$72,091	$0	$203,370
Inter-segment revenues	306	1	92	(399)	0
Operating income (loss)	6,393	3,727	9,116	(6,464)	12,772
Interest income					(43)
Interest expense					816
Other income, net					915
Income before income taxes					11,084
Identifiable assets	329,427	191,610	188,850	(43,179)	666,708
Capital expenditures	1,058	544	800	291	2,693
Depreciation and amortization	2,000	1,343	1,501	157	5,001
Three Months Ended April 4, 2010
Net revenues	$57,722	$27,274	$61,273	$0	$146,269
Inter-segment revenues	139	0	174	(313)	0
Operating income (loss)	2,025	3,606	6,925	(4,607)	7,949
Interest income					(43)
Interest expense					597
Other expense, net					(51)
Income before income taxes					7,446
Identifiable assets	262,020	181,368	172,477	(50,475)	565,390
Capital expenditures	899	1,517	936	254	3,606
Depreciation and amortization	1,728	1,021	1,389	69	4,207

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note (1) of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 3, 2011 and April 4, 2010. Corporate Identifiable Assets after elimination of intercompany assets were $37.0 million and $23.8 million as of April 3, 2011 and April 4, 2010, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 3, 2011			April 4, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$7,906	17,163	$0.46	$5,733	17,051	$0.34
Dilutive securities, common stock options	0	215	(0.01)	0	142	(0.01)

Diluted EPS	$7,906	17,378	$0.45	$5,733	17,193	$0.33

There were 93,514 and 294,749 anti-dilutive stock options and RSUs for the three months ended April 3, 2011 and April 4, 2010, respectively.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments for accounting purposes and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of April 3, 2011, we had thirteen forward contracts with values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	6	1,909	U.S. Dollars
Euro/U.S. Dollar	4	873	Euros
U.S. Dollar/Euro	3	5,000	U.S. Dollars

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of April 3, 2011 was approximately $0.2 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

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

(9) Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended April 3, 2011 and April 4, 2010 consists of the following (In thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Net income	$7,906	$5,733
Cumulative translation adjustments	9,449	(7,305)

Total comprehensive (loss) income	$17,355	$(1,572)

(10) Contingencies and Commitments

Asbestos Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, in accordance with the terms of the Reorganization Plan, Leslie emerged from bankruptcy free and clear of asbestos liabilities. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

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

The Bankruptcy Filing automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that barred the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Bankruptcy Court granted Leslie’s request for a preliminary injunction that barred the prosecution or commencement of such claims until final approval of the Reorganization Plan under which all such claims were permanently channeled to the Trust. Under the Bankruptcy Code, confirmation of the Reorganization Plan required the approval of at least 75% of current asbestos claimants as well as court approval. Leslie, in fact, ultimately received unanimous approval of the Plan from the asbestos claimants who voted and, on October 26 and 27, 2010, the Bankruptcy Court held hearings on confirmation of the Reorganization Plan (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, determined that the terms of the Reorganization Plan were neutral to the rights of such insurers and ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”).

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

Leslie’s Emergence From Bankruptcy

On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR funded the Trust, and Leslie emerged from Chapter 11 bankruptcy protection. As a result, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust.

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

During the second quarter of 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of April 3, 2011 these balances remained virtually unchanged. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	April 3, 2011	December 31, 2010
Existing claim indemnity liability	$34	$64
Amounts payable to 524(g) trust	77,625	77,625
Incurred defense cost liability	2,142	2,142
Insurance recoveries receivable	(38)	(38)

Net Leslie asbestos and bankruptcy liability	$79,763	$79,793

First Quarter 2011 Experience and Financial Statement Impact

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through the three months ended April 3, 2011 as well as additional charges incurred. The $1.0 million bankruptcy related charges for the period ending April 3, 2011 is comprised solely of bankruptcy related professional fees.

	Three Months Ended
(In Thousands)	April 3, 2011	April 4, 2010
Indemnity costs accrued (filed cases)	$0	$699
Adverse verdict interest costs (verdict appealed)	0	65
Defense cost incurred	0	3,731
Insurance recoveries adjustment	0	(3,652)
Insurance recoveries accrued	0	(1,491)
Bankruptcy related costs	1,001	0

Net pre-tax Leslie asbestos and bankruptcy charges (recoveries)	$1,001	$(648)

Insurance

As of April 3, 2011, we believed that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.8 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie had recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for the Bankruptcy Filing, would have continued to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $49.0 million at April 3, 2011. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to four years from April 3, 2011.

The following table contains information related to standby letters of credit instruments outstanding as of April 3, 2011 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$31,210
Greater than 12 months	17,742

Total	$48,952

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

During the three months ended April 3, 2011, we made cash contributions of $1.7 million to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $1.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Service cost-benefits earned	$108	$100
Interest cost on benefits obligation	540	534
Estimated return on assets	(610)	(506)
Prior service cost amortization	0	0
Loss amortization	85	73

Net periodic cost of defined pension benefit plans	$123	$201

(12) Income Taxes

As required by the Income Tax Topic of the ASC at April 3, 2011 and at December 31, 2010, we had $1.5 million and $1.6 million of unrecognized tax benefits, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 3, 2011, we have approximately $0.1 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Internal Revenue Service has concluded its examination of the Company for 2007. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2008 and is no longer subject to examination by the tax authorities in Italy for years prior to 2005. The Company is under examination for income tax filings in various state and foreign jurisdictions.

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, we have no liabilities recorded from those agreements as of April 3, 2011.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 3, 2011 (In thousands):

Balance beginning December 31, 2010	$2,508
Provisions	877
Claims settled	(250)
Currency translation adjustments	69

Balance ending April 3, 2011	$3,204

(14) Business Acquisitions

On February 4, 2011, we acquired certain assets of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. SF Valves is reported in our Energy segment. We expect to finalize our acquisition accounting, including the fair valuation of tangible and intangible assets and liabilities as well as uncertain tax positions during the second quarter of 2011. The excess of the purchase price over the current estimated fair value of the net identifiable assets of $8.8 million was recorded as goodwill and may be deductible for Brazilian tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2010, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products and sub-systems used in the energy, aerospace and industrial markets. Within our major product groups, we develop, sell and service a portfolio of fluid-control products, subsystems and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. Our Energy segment primarily serves large international energy projects, short-cycle North American energy markets, and the pipeline transmission equipment and services end markets. Our Aerospace segment primarily serves the commercial and military aerospace markets. Our Flow Technologies segment serves our broadest variety of end-markets, including power generation, industrial and commercial HVAC/steam, industrial and process markets and chemical and refining. The Flow Technologies segment also provides products specifically designed for U.S. and international navy applications.

We have been transforming our worldwide operations and culture through the development of lean manufacturing techniques (“Lean”) and the implementation of the CIRCOR Business System. The CIRCOR Business System is defined by our commitment to attracting, developing and refining the best talent and pursuing continuous improvement in all aspects of our business and operations. The CIRCOR Business System promotes improved shareholder value through a commitment to core competencies across all of our business units, including talent acquisition and retention, operational excellence, business integration and repositioning, global business development, and new product development.

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

Through organic and acquisition-based growth our three to five year objectives are to double the size of CIRCOR, gain significant market positions in our key end-markets and build a global capability in high-growth emerging markets.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Our net inventory balance was $177.3 million as of April 3, 2011, compared to $167.8 million as of December 31, 2010. Our inventory allowance as of April 3, 2011 was $16.9 million, compared with $16.7 million as of December 31, 2010. Our provision for inventory obsolescence was $0.9 million and $1.5 million for the first quarter of 2011 and 2010, respectively. For the three months ended April 3, 2011, we have experienced increases in organic revenue, orders, and backlog. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of April 3, 2011, and December 31, 2010 were $9.2 million and $7.9 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of April 3, 2011 increased $9.6 million to $72.8 million compared to $63.2 million as of December 31, 2010. This increase is primarily due to the acquisition of SF Valves. There were no indicators of impairment as of April 3, 2011.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and product development tax credits, domestic manufacturing deductions, state taxes, and the tax impact of non-U.S. operations. Our effective tax rate was (0.9)%, (90.3)% and 44.9%, for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Our tax rate for 2010 included the tax impact of the $31.4 million of 2010 Leslie bankruptcy related costs. Excluding this charge and related tax benefit, the 2010 effective tax rate would have been 23.7%. Our 2009 tax rate included the tax impact of a $39.8 million non-cash asbestos charge for future claims anticipated over the next five years for which the tax benefit was $13.9 million. Excluding the non-cash asbestos charge, the 2009 effective tax rate would have been 26.0%. Our 2008 tax rate included the tax impact of an adjustment for goodwill and intangible impairment of $141.3 million, for which the tax basis was $32.8 million. Excluding the goodwill and impairment charge, the 2008 effective tax rate would have been 30.3%.

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

The Company has a net foreign deferred tax liability and a domestic deferred income tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $9.4 million and $10.1 million at April 3, 2011 and December 31, 2010, respectively, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three months ended April 3, 2011, we made cash contributions of $1.7 million to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $1.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended April 3, 2011 Compared to the Three Months Ended April 4, 2010

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 3, 2011 and April 4, 2010:

	Three Months Ended April 3, 2011		Three Months Ended April 4, 2010		% Change
	(Dollars in thousands)
Net revenues	$203,370	100.0%	$146,269	100.0%	39.0%
Cost of revenues	147,160	72.4	103,550	70.8	42.1

Gross profit	56,210	27.6	42,719	29.2	31.6
Selling, general and administrative expenses	42,437	20.9	35,418	24.2	19.8
Leslie asbestos and bankruptcy charges (recoveries), net	1,001	0.5	(648)	(0.4)	(254.5)

Operating income	12,772	6.3	7,949	5.4	60.7
Other (income) expense:
Interest expense, net	773	0.4	554	0.4	39.5
Other (income) expense, net	915	0.4	(51)	(0.0)	(1,894.1)

Total other expense	1,688	0.8	503	0.3	235.6

Income before income taxes	11,084	5.5	7,446	5.1	48.9
Provision for income taxes	3,178	1.6	1,713	1.2	85.5

Net income	$7,906	3.9%	$5,733	3.9%	37.9%

Net Revenues

Net revenues for the three months ended April 3, 2011 increased by $57.1 million, or 39.0%, to $203.4 million from $146.3 million for the three months ended April 4, 2010. The increase in net revenues for the three months ended April 3, 2011 was attributable to the following:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	April 3, 2011	April 4, 2010
	(In thousands)
Energy	$99,170	$57,722	$41,448	$2,189	$37,571	$1,688
Aerospace	32,110	27,274	4,836	3,699	1,001	136
Flow Technologies	72,090	61,273	10,817	1,152	8,886	779

Total	$203,370	$146,269	$57,101	$7,040	$47,458	$2,603

The Energy segment accounted for 49% of net revenues for the three months ended April 3, 2011 compared to 40% for the three months ended April 4, 2010. The Aerospace segment accounted for 16% of net revenues for the three months ended April 3, 2011 compared to 18% for the three months ended April 4, 2010. The Flow Technologies segment accounted for 35% of net revenues for the three months ended April 3, 2011 compared to 42% for the three months ended April 4, 2010.

Energy segment revenues increased by $41.4 million, or 72%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. The increase was primarily driven by $37.6 million of organic growth across the segment including large international projects and short-cycle North American businesses. The increase is also due to $2.2 million from the first quarter 2011 acquisition of SF Valves and $1.7 million of favorable foreign currency fluctuations. Orders for this segment increased $47.5 million to $113.7 million for the three months ended April 3, 2011 compared to $66.2 million for the same period in 2010 due to strength in all areas, but particularly with large international projects, which has rebounded from the low order intake recorded during the first quarter of 2010. Backlog for our Energy segment has increased by $67.7 million to $203.1 million as of April 3, 2011 compared to $135.4 million as of April 4, 2010. During the first quarter of 2011 we saw a rebound in large international projects as well as continued strength in short-cycle North American businesses. We believe order rates for the remainder of 2011 will be at levels higher than 2010.

Aerospace segment revenues increased by $4.8 million, or 18%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. The increase was driven primarily by the August 2010 acquisition of Castle Precision Industries (“Castle”) and the April 2010 acquisition of Ateliers de Navarre (“ADN”) increasing revenues by $3.7 million. Organic growth accounted for a $1.0 million increase with favorable foreign currency fluctuations adding an additional $0.1 million. Orders for this segment decreased $2.0 million to $32.8 million for the three months ended April 3, 2011 compared to $34.8 million for the same period in 2010. This order decrease was primarily due to the timing of military landing gear orders partially offset by the positive impact of acquisitions. Order backlog increased $14.3 million to $135.3 million as of April 3, 2011 compared to $121.0 million as of April 4, 2010, driven primarily by our acquisition of Castle. We believe there have been signs that the commercial aerospace markets will see year over year improvement during 2011, however, military markets continue to have some uncertainty for 2011 due to limited budgets and the winding down of military activities in Iraq.

Flow Technologies segment revenues increased by $10.8 million, or 18%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. The revenue increase was due to organic growth of $8.9 million, primarily attributable to continued semiconductor strength and a moderate rebound in process and industrial markets along with $1.1 million from the Mazda Ltd. (“Mazda”) acquisition in the second quarter of 2010. An additional increase of $0.8 million was due to favorable foreign currency fluctuations. This segment’s customer orders increased $5.9 million to $75.0 million for the three months ended April 3, 2011 compared to $69.1 million for the same period in 2010 with improvement in most markets except sampling and maritime. Order backlog grew $6.7 million to $80.7 million as of April 3, 2011 compared to $74.0 million as of April 4, 2010, driven broadly across most of our businesses with the exception of sampling. We believe most of our markets will be improving over 2011.

Gross Profit

Consolidated gross profit increased $13.5 million, or 32%, to $56.2 million for the quarter ended April 3, 2011 compared to $42.7 million for the quarter ended April 4, 2010. Consolidated gross margin decreased 160 basis points to 27.6% for the quarter ended April 3, 2011 from 29.2% for the quarter ended April 4, 2010.

Gross profit for the Energy segment increased $7.6 million, or 56%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. The gross profit increase was due primarily to the organic revenue increases and continued margin improvement, principally in short-cycle North American businesses. In addition, gross profit increased $0.5 million due to the SF Valves acquisition and $0.4 million due to higher foreign exchange rates compared to the U.S. dollar. Gross margins declined 210 basis points to 21.2% for the quarter ended April 3, 2011 compared to 23.3% for the same period in 2010. The decline was driven primarily by pricing pressures, especially in large international projects, and by unfavorable product mix. These were partially offset by favorable volume and productivity.

Gross profit for the Aerospace segment increased $1.5 million, or 14%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. This gross profit increase was due primarily to the August 2010 acquisition of Castle and the April 2010 acquisition of ADN with an additional $0.1 million due to organic growth and $0.1 million due to favorable foreign currency fluctuations. Gross margins declined 100 basis points to 36.3% for the quarter ended April 3, 2011 primarily due to an unfavorable product mix.

Gross profit for the Flow Technologies segment increased $4.5 million, or 24%, for the quarter ended April 3, 2011 compared to the quarter ended April 4, 2010. Organic growth in most markets resulted in a $3.8 million increase in gross profit, while the Mazda acquisition in May 2010 added $0.4 million and favorable foreign currency fluctuations added another $0.3 million. Gross margins expanded 160 basis points due to increased volume and the associated leverage principally in the semiconductor and industrial markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.0 million, or 20%, to $42.4 million for the quarter ended April 3, 2011 compared to $35.4 million for the three months ended April 4, 2010. Selling, general and administrative expenses as a percentage of revenues decreased 330 basis points to 20.9% for the three months ended April 3, 2011 compared to 24.2% for the three months ended April 4, 2010.

Selling, general and administrative expenses for the Energy segment increased 28%, or $3.2 million, compared to the first quarter 2010. Organic increases inclusive of incremental investment in growth initiatives accounted for $2.5 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $0.5 million and foreign currency fluctuations added $0.2 million.

Selling, general and administrative expenses for the Aerospace segment increased 21%, or $1.3 million, compared to the first quarter 2010. This increase was principally due to the Castle acquisition.

Selling, general and administrative expenses for the Flow Technologies segment increased 7%, or $0.9 million, compared to the first quarter 2010. This increase was principally due to a $0.3 million increase attributable to the Mazda acquisition and a $0.5 million operational increase related primarily to inflation and growth programs. An additional $0.1 million increase was due to foreign currency fluctuations.

Corporate selling, general and administrative expenses increased $1.6 million to $6.2 million in the first quarter of 2011 from $4.6 million for the same period in 2010. The increase was primarily due to higher incentive costs, share based compensation and professional fees.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related charges increased $1.6 million to a $1.0 million expense for the three months ended April 3, 2011 compared to a net recovery of $0.6 million for the three months ended April 4, 2010. The $1.0 million expense in the first quarter 2011 was due to bankruptcy related charges. The three months ended April 4, 2010, included an insurance recovery of $3.7 million related to the settlement of a dispute with one of our insurance providers partially offset by $3.1 million of asbestos settlement and defense costs.

Special & Impairment Charges

For the three months ended April 3, 2011 and April 4, 2010, we did not record any special or impairment charges.

Operating Income

The change in operating income for the three months ended April 3, 2011 compared to the three months ended April 4, 2010 was as follows:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	April 3, 2011	April 4, 2010
	(Dollars In thousands)
Energy	$6,393	$2,025	$4,368	$79	$4,141	$148
Aerospace	3,727	3,606	120	(146)	236	30
Flow Technologies	9,116	6,925	2,191	79	1,958	154
Corporate	(6,464)	(4,607)	(1,856)	0	(1,857)	1

Total	$12,772	$7,949	$4,823	$12	$4,478	$333

Operating income increased 61%, or $4.8 million, for the three months ended April 3, 2011 compared to the three months ended April 4, 2010, on a 39% increase in revenues.

Operating income for the Energy segment increased $4.4 million, or 216%, for the first quarter 2011, as operating margin increased 290 basis points to 6.4% on a revenue increase of 72%, compared to the first quarter 2010. These increases were driven primarily by the improved margins and revenue in the North American short-cycle businesses, partially offset by pricing pressures and costs on large international projects.

Operating income for the Aerospace segment increased $0.1 million, or 3%, for the first quarter of 2011 compared to the first quarter of 2010. The increase in operating income was due primarily to the organic revenue growth partially offset by higher costs associated with the integration of Castle.

Operating income for the Flow Technologies segment increased $2.2 million, or 32%, for the first quarter of 2011 compared to the first quarter of 2010. The operating income in the first quarter 2011 includes $0.7 million of Leslie asbestos and bankruptcy related charges whereas the operating income in the same period 2010 includes $0.6 million of Leslie asbestos and bankruptcy related recoveries. The remaining increase was primarily due to increased volume and the associated leverage.

Interest Expense, Net

Interest expense, net, increased $0.2 million for the three months ended April 3, 2011 compared to the three months ended April 4, 2010. This increase in interest expense was primarily due to higher fees and interest on higher average borrowings associated with our revolving credit facility.

Provision for Taxes

The effective income tax rate was 28.7% and 23.0% for the first quarters of 2011 and 2010, respectively. The increase in the income tax rate for the first quarter 2011 compared to the first quarter 2010 was primarily due to a negative tax impact of foreign dividends and a higher proportion of U.S. domestic income versus foreign income taxed at lower income tax rates.

Net Income

Net income increased $2.2 million to $7.9 million in the first quarter 2011 on 39% higher revenues, compared to the same quarter in 2010. This increase is primarily the result of organic volume increases and profitability across all segments, partially offset by higher Leslie asbestos and bankruptcy charges and provision for taxes.

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

The following table summarizes our cash flow activities for the three months ended April 3, 2011 (In thousands):

Cash flow provided (used in):
Operating activities	$4,215
Investing activities	(22,903)
Financing activities	25,776
Effect of exchange rates on cash and cash equivalents	651

Increase in cash and cash equivalents	$7,739

During the three months ended April 3, 2011, we generated $4.2 million in cash from operating activities compared to $2.8 million used during the three months ended April 4, 2010. The higher amount of cash provided by operating activities was primarily due to working capital reductions compared to the prior period and higher net income during the three months ended April 3, 2011, compared to the same period in 2010. The $22.9 million used by investing activities consisted primarily of business acquisition costs related to the acquisition of SF Valves. Financing activities provided $25.8 million, which included a net $26.0 million of debt borrowings and $0.2 million in proceeds from the exercise of stock options offset by $0.6 million used to pay dividends to shareholders.

As of April 3, 2011, total debt was $31.0 million compared to $1.5 million at December 31, 2010. During the first quarter of 2011, we borrowed an additional $26.6 million from our existing credit facilities, a majority of which was used for the acquisition of

SF Valves. Total debt as a percentage of total shareholders’ equity was 8% as of April 3, 2011 compared to less than 1% as of December 31, 2010.

In July 2009, we entered into a three and one half year unsecured credit agreement (“2009 Credit Agreement”) that provided for a $190 million revolving line of credit and terminated the previously available $125 million revolving credit facility that we entered into in December 2005. The 2009 Credit Agreement included a $30 million accordion feature for a maximum facility size of $220 million and also allowed for additional indebtedness not to exceed $80 million. As of April 3, 2011, we had borrowings of $21.0 million outstanding under our credit facility and $49.0 million was allocated to support outstanding letters of credit.

On May 2, 2011, we entered into a new five year unsecured credit agreement (“2011 Credit Agreement”), provided as Exhibit 10.1 herewith, that provides for a $300 million revolving line of credit and terminated the 2009 Credit Agreement. The 2011 Credit Agreement includes a $150 million accordion feature for a maximum facility size of $450 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. There has been no material change in our financial covenants from our 2009 Credit Agreement, which are explained in more detail below. We anticipate using this 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at April 3, 2011 and December 31, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 1.66:1 at April 3, 2011, compared to 1.62:1 at December 31, 2010. Cash and cash equivalents were $53.5 million as of April 3, 2011, compared to $45.8 million as of December 31, 2010.

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

Interest Rate Sensitivity Risk

As of April 3, 2011, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $21.0 million borrowed under our revolving credit facility as of April 3, 2011. Based upon expected levels of borrowings under our credit facility in 2011, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.6 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments for accounting purposes and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of April 3, 2011, we had thirteen forward contracts with values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	6	1,909	U.S. Dollars
Euro/U.S. Dollar	4	873	Euros
U.S. Dollar/Euro	3	5,000	U.S. Dollars

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of April 3, 2011 was approximately $0.2 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended April 3, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Asbestos Litigation

Introduction

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s asbestos liability. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, in accordance with the terms of the Reorganization Plan, Leslie emerged from bankruptcy free and clear of asbestos liabilities. The following discussion addresses both events occurring prior to the bankruptcy filing and events occurring thereafter.

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

The Bankruptcy Filing automatically stayed the prosecution or commencement of all asbestos-related claims against Leslie. On July 14, 2010, the Bankruptcy Court entered a temporary restraining order that barred the prosecution or commencement of claims against CIRCOR or Watts arising from Leslie’s alleged asbestos liabilities, and, on August 9, 2010, the Bankruptcy Court granted Leslie’s request for a preliminary injunction that barred the prosecution or commencement of such claims until final approval of the Reorganization Plan under which all such claims were permanently channeled to the Trust. Under the Bankruptcy Code, confirmation of the Reorganization Plan required the approval of at least 75% of current asbestos claimants as well as court approval. Leslie, in fact, ultimately received unanimous approval of the Plan from the asbestos claimants who voted and, on October 26 and 27, 2010, the Bankruptcy Court held hearings on confirmation of the Reorganization Plan (the “Confirmation Hearings”). At the Confirmation Hearings, certain of Leslie’s insurers sought to object to the Reorganization Plan’s confirmation. The Bankruptcy Court, however, determined that the terms of the Reorganization Plan were neutral to the rights of such insurers and ruled that the insurers did not have standing to raise objections to confirmation. Because Leslie previously had resolved all of the other objections to confirmation of the Reorganization Plan, the Confirmation Hearings proceeded in an uncontested manner, and, on October 28, 2010, the Bankruptcy Court entered an order confirming the Reorganization Plan (the “Confirmation Order”).

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

Leslie’s Emergence From Bankruptcy

On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR funded the Trust, and Leslie emerged from Chapter 11 bankruptcy protection. As a result, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust.

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

During the second quarter of 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of April 3, 2011 these balances remained virtually unchanged. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	$79,793	$79,793
In Thousands	April 3, 2011	December 31, 2010
Existing claim indemnity liability	$34	$64
Amounts payable to 524(g) trust	77,625	77,625
Incurred defense cost liability	2,142	2,142
Insurance recoveries receivable	(38)	(38)

Net Leslie asbestos and bankruptcy liability	$79,763	$79,793

First Quarter 2011 Experience and Financial Statement Impact

The following table provides information regarding the ongoing pre-tax costs associated with Leslie’s asbestos litigation through the three months ended April 3, 2011 as well as additional charges incurred. The $1.0 million bankruptcy related charges for the period ending April 3, 2011 is comprised solely of bankruptcy related professional fees.

	$79,79300	$79,79300
	Three Months Ended
(In Thousands)	April 3, 2011	April 4, 2010
Indemnity costs accrued (filed cases)	$0	$699
Adverse verdict interest costs (verdict appealed)	0	65
Defense cost incurred	0	3,731
Insurance recoveries adjustment	0	(3,652)
Insurance recoveries accrued	0	(1,491)
Bankruptcy related costs	1,001	0

Net pre-tax Leslie asbestos and bankruptcy charges (recoveries)	$1,001	$(648)

Insurance

As of April 3, 2011, we believed that the aggregate amount of indemnity (on a cash basis) remaining on Leslie’s primary layer of insurance was approximately $1.8 million. From a financial statement perspective, however, after giving effect to our accrual for the estimated indemnity cost of resolving pending claims, Leslie had recorded the maximum amount of available primary layer insurance as of September 2008. As a result, asbestos related indemnity costs from that point forward were no longer partially offset by a corresponding insurance recovery. However, defense costs, which were recognized as incurred, continued to be and, but for the Bankruptcy Filing, would have continued to be partially offset by a 36% contribution from Leslie’s remaining primary layer insurance carrier until such time as the aggregate amount of indemnity claims paid out (on a cash basis) by the remaining primary layer insurance carrier exceeded policy limits.

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

We have not identified any material changes from the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at April 3, 2011 and December 31, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1*	Credit Agreement, dated May 2, 2011, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, swing line lender and a letter of credit issuer.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 5, 2011	/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: May 5, 2011	/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: May 5, 2011	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer