Form 10-Q
period 2011-07-03
CIRCOR INTERNATIONAL INC
filed 2011-08-04
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011.

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

As of July 25, 2011, there were 17,252,006 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 3, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,302	$45,752
Short-term investments	107	101
Trade accounts receivable, less allowance for doubtful accounts of $845 and $822, respectively	151,567	138,860
Inventories	210,103	167,797
Income taxes refundable	0	1,625
Prepaid expenses and other current assets	11,504	5,749
Deferred income tax asset	20,585	20,111
Insurance receivables	0	38
Assets held for sale	542	542

Total Current Assets	442,710	380,575

PROPERTY, PLANT AND EQUIPMENT, NET	106,586	95,768
OTHER ASSETS:
Goodwill	79,930	63,175
Intangibles, net	62,738	62,322
Deferred income tax asset	12,589	11,829
Other assets	4,644	2,526

TOTAL ASSETS	$709,197	$616,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,778	$80,577
Accrued expenses and other current liabilities	70,372	51,248
Accrued compensation and benefits	21,144	22,305
Leslie asbestos and bankruptcy related liabilities	1,642	79,831
Income taxes payable	0	38
Notes payable and current portion of long-term debt	2,154	851

Total Current Liabilities	195,090	234,850

LONG-TERM DEBT, NET OF CURRENT PORTION	103,083	684
DEFERRED INCOME TAXES	3,250	0
OTHER NON-CURRENT LIABILITIES	21,941	23,841
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,250,798 and 17,112,688 shares issued and outstanding at July 3, 2011 and December 31, 2010, respectively	173	171
Additional paid-in capital	256,094	254,154
Retained earnings	110,497	96,389
Accumulated other comprehensive income	19,069	6,106

Total Shareholders’ Equity	385,833	356,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,197	$616,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net revenues	$191,908	$168,005	$395,278	$314,274
Cost of revenues	137,302	118,463	284,444	222,013

GROSS PROFIT	54,606	49,542	110,834	92,261
Selling, general and administrative expenses	42,180	37,959	84,635	73,376
Leslie asbestos and bankruptcy charges (recoveries)	(124)	28,908	877	28,260

OPERATING INCOME (LOSS)	12,550	(17,325)	25,322	(9,375)

Other expense (income):
Interest income	(54)	(50)	(97)	(92)
Interest expense	1,286	636	2,102	1,233
Other, net	560	258	1,476	207

TOTAL OTHER EXPENSE	1,792	844	3,481	1,348

INCOME (LOSS) BEFORE INCOME TAXES	10,758	(18,169)	21,841	(10,723)
Provision (benefit) for income taxes	3,261	(6,928)	6,439	(5,216)

NET INCOME (LOSS)	$7,497	$(11,241)	$15,402	$(5,507)

Earnings (loss) per common share:
Basic	$0.43	$(0.66)	$0.90	$(0.32)
Diluted	$0.43	$(0.66)	$0.88	$(0.32)
Weighted average number of common shares outstanding:
Basic	17,251	17,108	17,206	17,080
Diluted	17,434	17,108	17,406	17,080
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
OPERATING ACTIVITIES
Net income (loss)	$15,402	$(5,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,496	6,343
Amortization	2,196	1,942
(Payment) Provision for Leslie bankruptcy settlement	(76,625)	24,974
Compensation expense of share-based plans	1,960	1,814
Tax effect of share-based compensation	(637)	(90)
(Gain) loss on sale/disposal of property, plant and equipment	(39)	275
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(9,486)	(19,247)
Inventories	(37,714)	(14,850)
Prepaid expenses and other assets	(6,163)	3,228
Accounts payable, accrued expenses and other liabilities	36,208	15,511

Net cash (used in) provided by operating activities	(67,402)	14,393

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,463)	(8,187)
Proceeds from the disposal of (purchases of) property, plant and equipment	50	(233)
Business acquisitions, net of cash acquired	(20,221)	(5,210)
Purchases of investments	(2)	0
Proceeds from the sale of investments	0	21,427

Net cash (used in) provided by investing activities	(27,636)	7,797

FINANCING ACTIVITIES
Proceeds from long-term borrowings	201,087	32,458
Payments of long-term borrowings	(101,994)	(34,645)
Debt issuance costs	(2,001)	0
Dividends paid	(1,325)	(1,279)
Proceeds from the exercise of stock options	476	293
Tax effect of share-based compensation	637	90

Net cash provided by (used in) financing activities	96,880	(3,083)

Effect of exchange rate changes on cash and cash equivalents	708	(4,600)

INCREASE IN CASH AND CASH EQUIVALENTS	2,550	14,507
Cash and cash equivalents at beginning of period	45,752	46,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,302	$60,857

Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$4,600	$2,613
Interest	$1,678	$1,166

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2) Summary of Significant Accounting Policies

New Accounting Standards

The FASB issued ASU 2011-04 in May 2011 to amend fair value measurements and related disclosures; the guidance becomes effective on a prospective basis at the beginning of the 2012 fiscal year. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have any impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 to amend the presentation of comprehensive income in financial statements. This guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of our consolidated financial statements, but it will not change the items that must be reported in other comprehensive income. The guidance must be applied retrospectively and is effective for the first quarter of 2012. We are in the process of evaluating the presentation options required by this ASU.

(3) Share-Based Compensation

As of July 3, 2011, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of July 3, 2011, there were 151,227 stock options and 409,819 restricted stock units outstanding. In addition, there were 530,684 shares available for grant under the 1999 Stock Plan as of July 3, 2011. As of July 3, 2011, there were 13,566 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. During the first six months of 2011, we granted 58,768 stock options.

The fair value of stock options granted during the six months ended July 3, 2011 of $17.28 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.2%
Expected life (years)	5.8
Expected stock volatility	46.3%
Expected dividend yield	0.4%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the six months ended July 3, 2011 and July 4, 2010, we granted 63,372 and 130,226 RSU Awards with approximate fair values of $39.00 and $30.91 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 43,734 and 13,505 RSUs with per unit discount amounts representing fair values of $12.87 and $10.20 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended July 3, 2011 and July 4, 2010, respectively.

Compensation expense related to our share-based plans for the six month periods ended July 3, 2011, and July 4, 2010 was $2.0 million and $1.8 million, respectively, and was recorded as selling, general and administrative expense. As of July 3, 2011, there was $6.3 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.

A summary of the status of all stock options granted to employees and non-employee directors as of July 3, 2011 and changes during the six month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	135	$23.29
Granted	59	$39.00
Exercised	(26)	$18.80
Forfeited	(17)	$36.07

Options outstanding at end of period	151	$28.70

Options exercisable at end of period	75	$21.36

The weighted average contractual term for stock options outstanding and options exercisable as of July 3, 2011 was 6.0 years and 2.7 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 3, 2011 was $0.6 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of July 3, 2011 was $2.3 million and $1.7 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of July 3, 2011 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	340	$30.79
Granted	63	$39.00
Settled	(127)	$29.72
Cancelled	(27)	$30.43

RSU Awards outstanding at end of period	249	$33.47

RSU Awards vested and deferred at end of period	12	$34.55

The aggregate intrinsic value of RSU Awards settled during the six months ended July 3, 2011 was $5.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 3, 2011 was $10.9 million and $0.5 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of July 3, 2011 and changes during the six month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	173	$18.63
Granted	44	$26.13
Settled	(39)	$29.06
Cancelled	(17)	$17.16

RSU MSPs outstanding at end of period	161	$18.31

RSU MSPs vested and deferred at end of period	1	$32.60

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 3, 2011 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 3, 2011 was $4.1 million and $0.0 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	July 3, 2011	December 31, 2010
Raw materials	$74,638	$49,451
Work in process	93,663	80,402
Finished goods	41,802	37,944

	$210,103	$167,797

(5) Goodwill and Intangible Assets

The following table presents goodwill, by segment, as of July 3, 2011 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175
Acquisitions	12,568	0	0	12,568
Adjustments to preliminary purchase price allocation	0	2,713	(47)	2,666
Currency translation adjustments	1,315	136	70	1,521

Goodwill as of July 3, 2011	$53,306	$22,279	$4,345	$79,930

The table below presents the gross intangible assets and the related accumulated amortization as of July 3, 2011 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,076	$(5,534)
Trademarks and trade names	30,627	0
Land use rights	450	(63)
Customer relationships	39,434	(12,889)
Backlog	1,686	(1,123)

	Gross Carrying Amount	Accumulated Amortization
Other	7,411	(3,337)

Total	$85,684	$(22,946)

Net carrying value of intangible assets	$62,738

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 3, 2011 (In thousands):

	2011	2012	2013	2014	2015	After 2015
Estimated amortization expense	$2,193	$3,866	$3,817	$3,688	$3,658	$14,889

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Three Months Ended July 3, 2011
Net revenues	$81,994	$36,029	$73,885	$0	$191,908
Intersegment revenues	338	9	76	(423)	0
Operating income (loss)	4,373	4,021	9,292	(5,136)	12,550
Interest income					(54)
Interest expense					1,286
Other expense, net					560

Income before income taxes					$10,758

Identifiable assets	360,956	196,598	195,651	(44,008)	709,197
Capital expenditures	2,354	1,198	634	584	4,770
Depreciation and amortization	1,893	1,089	1,537	172	4,691

Three Months Ended July 4, 2010
Net revenues	$77,305	$27,811	$62,889	$0	$168,005
Intersegment revenues	148	0	312	(460)	0
Operating income (loss)	6,424	4,067	(21,472)	(6,344)	(17,325)
Interest income					(50)
Interest expense					636
Other expense, net					258

Loss before income taxes					$(18,169)

Identifiable assets	262,508	181,324	172,651	(30,088)	586,395
Capital expenditures	1,974	1,438	625	543	4,580
Depreciation and amortization	1,592	1,031	1,369	87	4,079

Six Months Ended July 3, 2011
Net revenues	$181,164	$68,139	$145,975	$0	$395,278
Intersegment revenues	644	10	168	(822)	0
Operating income (loss)	10,767	7,747	18,408	(11,600)	25,322
Interest income					(97)
Interest expense					2,102
Other expense, net					1,476

Income before income taxes					$21,841

Identifiable assets	360,956	196,598	195,651	(44,008)	709,197
Capital expenditures	3,412	1,742	1,434	875	7,463
Depreciation and amortization	3,893	2,432	3,037	330	9,692

Six Months Ended July 4, 2010
Net revenues	$135,027	$55,085	$124,162	$0	$314,274
Intersegment revenues	287	0	486	(773)	0

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Operating income (loss)	8,449	7,674	(14,547)	(10,951)	(9,375)
Interest income					(92)
Interest expense					1,233
Other expense, net					207

Loss before income taxes					$(10,723)

Identifiable assets	262,508	181,324	172,651	(30,088)	586,395
Capital expenditures	2,874	2,955	1,561	797	8,187
Depreciation and amortization	3,320	2,052	2,758	155	8,285

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of July 3, 2011 and July 4, 2010. Corporate Identifiable Assets, after elimination of intercompany assets, were $40.4 million and $45.8 million as of July 3, 2011 and July 4, 2010, respectively.

(7) Earnings (Loss) Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 3, 2011			July 4, 2010
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic Earnings per Common Share (“EPS”)	$7,497	17,251	$0.43	$(11,241)	17,108	$(0.66)
Dilutive securities, common stock options	0	183	0	0	0	0

Diluted EPS	$7,497	17,434	$0.43	$(11,241)	17,108	$(0.66)

	Six Months Ended
	July 3, 2011			July 4, 2010
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$15,402	17,206	$0.90	$(5,507)	17,080	$(0.32)
Dilutive securities, common stock options	0	200	(0.02)	0	0	0

Diluted EPS	$15,402	17,406	$0.88	$(5,507)	17,080	$(0.32)

There were 76,096 and 145,344 anti-dilutive stock options and RSUs for the six months ended July 3, 2011 and July 4, 2010, respectively.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they generally offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments for accounting purposes and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of July 3, 2011, we had sixteen forward contracts with values as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	9	6,657	U.S. Dollars
Euro/GBP	7	2,420	Euros

This compares to eighteen forward contracts as of December 31, 2010. The fair value liability of the derivative forward contracts as of July 3, 2011 was approximately $0.1 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

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

(9) Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended July 3, 2011 and July 4, 2010 consists of the following (In thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income (loss)	$7,497	$(11,241)	$15,402	$(5,507)
Cumulative translation adjustments	3,509	(14,326)	12,963	(21,631)

Total comprehensive income (loss)	$11,006	$(25,567)	$28,365	$(27,138)

(10) Contingencies and Commitments

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust, and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of July 3, 2011, the net liability decreased significantly with the funding of the Trust on April 28, 2011. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	July 3, 2011	December 31, 2010
Existing claim indemnity liability	$0	$64
Amounts payable to 524(g) trust	1,000	77,625
Incurred defense cost liability	642	2,142
Insurance recoveries receivable	0	(38)

Net Leslie asbestos and bankruptcy liability	$1,642	$79,793

2011 and 2010 Experience and Financial Statement Impact

The following table provides information regarding the pre-tax Leslie asbestos and bankruptcy related costs (recoveries) for the three and six months ended July 3, 2011. The $0.1 million recovery of bankruptcy related costs for the three month period ending July 3, 2011 was a result of lower actual costs incurred as of July 3, 2011 compared to amounts previously estimated.

	Three Months Ended		Six Months Ended
In Thousands	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Indemnity costs accrued (cases filed)	$0	$1,797	$0	$2,496
Adverse verdict appealed	0	(2,455)	0	(2,390)
Defense cost incurred	0	3,435	0	7,166
Insurance recoveries adjustment	0	0	0	(3,652)
Insurance recoveries accrued	0	(1,135)	0	(2,626)
Bankruptcy related (recoveries) costs	(124)	27,266	877	27,266

Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$(124)	$28,908	$877	$28,260

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $60.6 million at July 3, 2011. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to six years as of July 3, 2011.

The following table contains information related to standby letters of credit instruments outstanding as of July 3, 2011 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$34,190
Greater than 12 months	26,421

Total	$60,611

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

During the three and six months ended July 3, 2011, we made cash contributions of $0.4 million and $2.1 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $0.8 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost-benefits earned	$108	$100	$215	$200
Interest cost on benefits obligation	540	534	1,080	1,069
Estimated return on assets	(610)	(506)	(1,219)	(1,013)
Prior service cost amortization	0	0	0	0
Loss amortization	85	73	171	147

Net periodic cost of defined benefit pension plans	$123	$201	$247	$403

(12) Income Taxes

As required by the Income Tax Topic of the ASC, we had $1.3 million and $1.6 million of unrecognized tax benefits at July 3, 2011 and at December 31, 2010, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2011, we have approximately $0.1 million of accrued interest related to uncertain tax positions.

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

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to substantially recover any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of July 3, 2011.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 3, 2011 (In thousands):

Balance beginning December 31, 2010	$2,508
Provisions	1,213
Claims settled	(739)
Currency translation adjustments	100

Balance ending July 3, 2011	$3,082

(14) Business Acquisitions

On February 4, 2011, we acquired the stock of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. SF Valves is reported in our Energy segment. In connection with this acquisition, as of July 3, 2011, we have recorded estimated fair values of $5.7 million of current assets, $7.6 million of fixed assets, $6.5 million of current liabilities, $3.8 million of long-term liabilities, and $4.2 million of intangible assets. The preliminary excess of the purchase price over the fair value of the net identifiable assets of $12.6 million is recorded as goodwill and may be deductible for Brazilian tax purposes. We are currently assessing income tax (including uncertain income tax positions), working capital, and indemnification items and anticipate finalizing our purchase price allocation during the second half of 2011.

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

Our primary objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We strive to be a global growth company with great operational execution. We are working to accomplish these objectives by focusing on key end-markets that have above average growth with highly engineered product and project opportunities, including the up-stream and mid-stream oil and gas, power generation, process and aerospace markets. In these markets we are using the CIRCOR Business System to excel at:

•	Talent Acquisition, Development and Retention;

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Acquisition Integration and Repositioning;

•	Global Manufacturing and Supply Chain Management;

•	Global Business Development; and

•	New Product Development.

Through organic and acquisition-based growth, our three to five year objectives are to double the size of CIRCOR, gain significant market positions in our key end-markets and build a global capability in high-growth emerging markets.

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

Our net inventory balance was $210.1 million as of July 3, 2011, compared to $167.8 million as of December 31, 2010. Our inventory allowance as of July 3, 2011 was $16.8 million, compared with $16.7 million as of December 31, 2010. Our provision for inventory obsolescence was $1.5 million and $2.1 million for the first six months of 2011 and 2010, respectively. For the six months ended July 3, 2011, we have experienced increases in organic revenue, orders, and backlog. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of July 3, 2011 and December 31, 2010, we had accrued $9.3 million and $7.9 million, respectively, related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Acquisition Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is generally concluded within twelve months of the acquisition. Our methodology for determining the fair values relating to acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of July 3, 2011 increased $16.7 million to $79.9 million compared to $63.2 million as of December 31, 2010. This increase is primarily due to the acquisition of SF Valves. There were no indicators of impairment as of July 3, 2011.

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

The Company has a net foreign deferred tax liability and a domestic deferred income tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $9.2 million and $10.1 million at July 3, 2011 and December 31, 2010, respectively, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three and six months ended July 3, 2011, we made cash contributions of $0.4 million and $2.1 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $0.8 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended July 3, 2011 Compared to the Three Months Ended July 4, 2010.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended July 3, 2011 and July 4, 2010:

	Three Months Ended
	July 3, 2011		July 4, 2010		% Change
	(Dollars in thousands)
Net revenues	$191,908	100.0%	$168,005	100.0%	14.2%
Cost of revenues	137,302	71.5%	118,463	70.5%	15.9%

Gross profit	54,606	28.5%	49,542	29.5%	10.2%
Selling, general and administrative expenses	42,180	22.0%	37,959	22.6%	11.1%
Leslie asbestos and bankruptcy (recoveries) charges	(124)	(0.1)%	28,908	17.2%	(100.4)%

Operating income (loss)	12,550	6.5%	(17,325)	(10.3)%	172.4%
Other expense:
Interest expense, net	1,232	0.6%	586	0.3%	110.2%
Other expense, net	560	0.3%	258	0.2%	117.1%

Total other expense	1,792	0.9%	844	0.5%	112.3%

Income (loss) before income taxes	10,758	5.6%	(18,169)	(10.8)%	159.2%
Provision (benefit) for income taxes	3,261	1.7%	(6,928)	(4.1)%	147.1%

Net income (loss)	$7,497	3.9%	$(11,241)	(6.7)%	166.7%

Net Revenues

Net revenues for the three months ended July 3, 2011 increased by $23.9 million, or 14%, to $191.9 million from $168.0 million for the three months ended July 4, 2010. The increase in net revenues for the three months ended July 3, 2011 was attributable to the following:

	Three Months Ended
	July 3, 2011	July 4, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$81,994	$77,305	$4,689	$3,453	$(2,998)	$4,234
Aerospace	36,029	27,811	8,218	4,872	2,023	1,323
Flow Technologies	73,885	62,889	10,996	587	7,500	2,909

Total	$191,908	$168,005	$23,903	$8,912	$6,525	$8,466

The Energy segment accounted for 43% of net revenues for the three months ended July 3, 2011 compared to 46% for the three months ended July 4, 2010. The Aerospace segment accounted for 19% of net revenues for the three months ended July 3, 2011 compared to 17% for the three months ended July 4, 2010. The Flow Technologies segment accounted for 38% of net revenues for the three months ended July 3, 2011 compared to 37% for the three months ended July 4, 2010.

Energy segment revenues increased by $4.7 million, or 6%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. The increase was primarily driven by $3.5 million from the first quarter 2011 acquisition of SF Valves, $4.2 million from favorable foreign currency fluctuations and an organic decline of $3.0 million. The organic decline was primarily the result of lower large international projects, partially offset by revenue growth in our short-cycle North American business. Orders for this segment increased $23.8 million to $103.2 million for the three months ended July 3, 2011, compared to $79.4 million for the three months ended July 4, 2010, due to strength in most areas and the favorable impact of the SF Valves acquisition. Backlog has increased by $101.0 million to $225.7 million as of July 3, 2011 compared to the same period in 2010. During the first half of 2011 we saw a rebound in large international project orders as well as continued strength in short-cycle North American businesses.

Aerospace segment revenues increased by $8.2 million, or 30%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. The increase was primarily driven by the August 2010 acquisition of Castle Precision Industries (“Castle”) increasing revenues by $4.9 million. Organic growth accounted for a $2.0 million increase with favorable foreign currency fluctuations adding $1.3 million. Orders for this segment increased $6.4 million to $33.4 million for the three months ended July 3, 2011 compared to $27.0 million for the three months ended July 4, 2010. This order increase was due to the positive impact of acquisitions and organic improvement across most areas. Backlog has increased by $15.9 million to $133.1 million as of July 3, 2011 compared to the same period in 2010, driven primarily by our acquisition of Castle. We believe there have been signs that the commercial aerospace markets will see year over year improvement during 2011, however, we have seen reductions in military markets due to limited budgets and the winding down of military activities in Iraq and Afghanistan.

Flow Technologies segment revenues increased by $11.0 million, or 17%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. The revenue increase was due to organic growth of $7.5 million across most markets including semiconductor and maritime, an increase of $0.6 million from Mazda Ltd. (“Mazda”), which we acquired during the second quarter of 2010, and an increase of $2.9 million due to favorable foreign currency fluctuations. Orders for this segment increased $12.5 million to $76.8 million for the three months ended July 3, 2011 compared to $64.3 million for the three months ended July 4, 2010 with improvement in all markets. Backlog has increased by $7.5 million to $83.2 million as of July 3, 2011 compared to the same period in 2010, driven broadly across most of our businesses. We believe most of our markets will be improving during 2011.

Gross Profit

Consolidated gross profit increased $5.1 million, or 10%, to $54.6 million for the quarter ended July 3, 2011 compared to $49.5 million for the quarter ended July 4, 2010. Consolidated gross margin decreased 100 basis points to 28.5% for the quarter ended July 3, 2011 from 29.5% for the quarter ended July 4, 2010.

Gross profit for the Energy segment increased $0.8 million, or 4%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. The gross profit increase was due to a $0.6 million positive impact from foreign currency fluctuations and an organic increase of $0.2 million from positive contributions at most businesses, partially offset by a decline in large international projects as revenues were down. Gross margins declined 40 basis points from 23.9% for the quarter ending July 4, 2010 to 23.5% for the quarter ended July 3, 2011. The decline was primarily driven by the dilutive impact of the SF Valves acquisition, lower organic volume and the associated leverage, and unfavorable pricing in large international projects, partially offset by favorable mix and expenses.

Gross profit for the Aerospace segment increased $1.1 million, or 10%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. This gross profit increase was primarily due to $0.9 million from the August 2010 acquisition of Castle and $0.4 million due to favorable foreign currency fluctuations, partially offset by organic declines of $0.2 million. Gross margins declined by 610 basis points primarily due to unfavorable product mix, dilution from the Castle acquisition and increased costs including those associated with new programs. These declines were partially offset by volume and associated leverage.

Gross profit for the Flow Technologies segment increased $3.2 million, or 16%, for the quarter ended July 3, 2011 compared to the quarter ended July 4, 2010. Organic growth in most markets resulted in a $2.0 million increase in gross profit, while our recently acquired Mazda business added $0.2 million and favorable foreign currency fluctuations added $1.0 million. Gross margins declined 40 basis points primarily due to unfavorable mix and manufacturing expenses mostly offset by favorable volume and productivity improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 11%, to $42.2 million for the quarter ended July 3, 2011 compared to $38.0 million for the three months ended July 4, 2010. Selling, general and administrative expenses as a percentage of revenues decreased 60 basis points to 22.0% for the three months ended July 3, 2011 compared to 22.6% for the three months ended July 4, 2010.

Selling, general and administrative expenses for the Energy segment increased 24%, or $2.8 million, compared to the second quarter 2010. Organic increases inclusive of higher commissions accounted for $0.8 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $1.2 million and foreign currency fluctuations added $0.8 million.

Selling, general and administrative expenses for the Aerospace segment increased 16%, or $1.1 million, compared to the second quarter 2010. The Castle acquisition added $0.5 million in expense while foreign currencies and organic increases contributed $0.3 million and $0.2 million, respectively.

Selling, general and administrative expenses for the Flow Technologies segment increased 3%, or $0.4 million, compared to the second quarter 2010. Organic reductions of $0.4 million primarily from lower acquisition transaction fees partially offset a $0.6 million increase in expense from foreign currency fluctuations and a $0.3 million increase from the Mazda acquisition.

Corporate selling, general and administrative expenses decreased 4%, or $0.2 million, in the second quarter of 2011 from the same period in 2010. The decrease was primarily due to lower incentive costs and share-based compensation.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs decreased $29.0 million to a recovery of $0.1 million for the three months ended July 3, 2011 compared to charges of $28.9 million for the three months ended July 4, 2010. The charges of $28.9 million for the three months ended July 3, 2010 represent costs associated with Leslie’s July 12, 2010 bankruptcy filing. The $0.1 million recovery of bankruptcy related costs for the three month period ending July 3, 2011 was a result of lower actual costs incurred as of July 3, 2011 compared to amounts previously estimated.

Operating Income (Loss)

The change in operating income (loss) for the three months ended July 3, 2011 compared to the three months ended July 4, 2010 was as follows:

	Three Months Ended
	July 3, 2011	July 4, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$4,373	$6,424	$(2,051)	$(1,262)	$(544)	$(245)
Aerospace	4,021	4,067	(46)	387	(502)	69
Flow Technologies	9,292	(21,471)	30,763	(52)	30,386	429
Corporate	(5,136)	(6,345)	1,209	0	1,214	(5)

Total	$12,550	$(17,325)	$29,875	$(927)	$30,554	$248

Operating income increased 172%, or $29.9 million, for the three months ended July 3, 2011 compared to the three months ended July 4, 2010, on a 14% increase in revenues.

Operating income for the Energy segment decreased $2.1 million, or 32%, for the second quarter 2011, as operating margin decreased 300 basis points to 5.3% on an organic revenue decline of 4%, compared to the second quarter 2010. These decreases were primarily driven by the dilutive impact of the SF Valves acquisition, lower organic volume and the associated leverage and unfavorable pricing in large international projects, partially offset by favorable mix and expenses.

Operating income for the Aerospace segment decreased less than $0.1 million, or 1%, for the second quarter of 2011 compared to the second quarter of 2010. The decrease in operating income was due primarily to the organic gross margin declines discussed earlier, partially offset by the impact of the Castle acquisition.

Operating income for the Flow Technologies segment increased $30.8 million, or 143%, for the second quarter of 2011 compared to the second quarter of 2010. The most significant factor contributing to this increase was the $29.0 million decrease in Leslie bankruptcy related charges, additional income from organic revenue increases and favorable foreign exchange fluctuations.

Corporate operating expenses decreased $1.2 million for the second quarter 2011 compared to the second quarter 2010, primarily as a result of lower Leslie bankruptcy related charges.

Interest Expense, Net

Interest expense, net, increased $0.6 million for the three months ended July 3, 2011 from the three months ended July 4, 2010. This increase in interest expense was primarily due to higher periodic interest charges due to higher debt borrowings associated with our revolving credit facility.

Other Expense, Net

The Company reported other expense of $0.6 million for the three months ended July 3, 2011 compared to $0.3 for the three months ended July 4, 2010. The $0.3 million difference was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes

The effective income tax rate was 30.3% and 38.1% for the second quarters of 2011 and 2010, respectively. The decrease in the income tax rate for the second quarter of 2011 compared to the second quarter of 2010 was primarily due to a lower proportion of U.S. domestic income versus foreign income taxed at lower income tax rates.

Net Income (Loss)

Net income increased $18.7 million to $7.5 million in the second quarter 2011 on 14% higher revenues, compared to the same quarter in 2010. The increase in net income was primarily the result of the decrease in Leslie bankruptcy-related charges during the second quarter of 2011.

Results of Operations for the Six Months Ended July 3, 2011 Compared to the Six Months Ended July 4, 2010.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the six months ended July 3, 2011 and July 4, 2010:

	Six Months Ended
	July 3, 2011		July 4, 2010		% Change
	(Dollars in thousands)
Net revenues	$395,278	100.0%	$314,274	100.0%	25.8%
Cost of revenues	284,444	72.0%	222,013	70.6%	28.1%

Gross profit	110,834	28.0%	92,261	29.4%	20.1%
Selling, general and administrative expenses	84,635	21.4%	73,376	23.3%	15.3%
Leslie asbestos and bankruptcy charges	877	0.2%	28,260	9.0%	(96.9)%

Operating income (loss)	25,322	6.4%	(9,375)	(3.0)%	370.1%
Other expense:
Interest expense, net	2,005	0.5%	1,141	0.4%	75.7%
Other expense, net	1,476	0.4%	207	0.1%	613.0%

Total other expense	3,481	0.9%	1,348	0.4%	158.2%

Income (loss) before income taxes	21,841	5.5%	(10,723)	(3.4)%	303.7%
Provision (benefit) for income taxes	6,439	1.6%	(5,216)	1.7%	223.4%

Net income (loss)	$15,402	3.9%	$(5,507)	(1.8)%	379.7%

Net Revenues

Net revenues for the six months ended July 3, 2011 increased by $81.0 million, or 26%, to $395.3 million from $314.3 million for the six months ended July 4, 2010. The increase in net revenues for the six months ended July 3, 2011 was attributable to the following:

	Six Months Ended
	July 3, 2011	July 4, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$181,164	$135,028	$46,136	$5,642	$34,573	$5,921
Aerospace	68,139	55,085	13,054	8,571	3,024	1,459
Flow Technologies	145,975	124,161	21,814	1,739	16,386	3,689

Total	$395,278	$314,274	$81,004	$15,952	$53,983	$11,069

The Energy segment accounted for 46% of net revenues for the six months ended July 3, 2011 compared to 43% for the six months ended July 4, 2010. The Aerospace segment accounted for 17% of net revenues for the six months ended July 3, 2011 compared to 18% for the six months ended July 4, 2010. The Flow Technologies segment accounted for 37% of net revenues for the six months ended July 3, 2011 compared to 39% for the six months ended July 4, 2010.

Energy segment revenues increased by $46.1 million, or 34%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. The increase was primarily driven by $34.6 million of organic growth across the segment particularly from the short-cycle North American businesses. This increase is also due to $5.6 million in revenue from the first quarter 2011 acquisition of SF Valves and $5.9 million of favorable foreign currency fluctuations. Orders for this segment increased $71.4 million to $217.0 million for the six months ended July 3, 2011 compared to $145.6 million for the six months ended July 4, 2010 due to strength in all areas, including large international projects, which have rebounded from the low order intake recorded during the first half of 2010.

Aerospace segment revenues increased by $13.1 million, or 24%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. The increase was primarily driven by the August 2010 acquisition of Castle, which increased revenues by $8.6 million. Additional increases were due to organic growth of $3.0 million and favorable foreign currency fluctuations of $1.5 million. Orders for this segment increased $4.5 million to $66.3 million for the six months ended July 3, 2011 compared to $61.8 million for the six months ended July 4, 2010. This order increase was primarily due to the positive impact of acquisitions partially offset by lower military landing gear orders placed during the first six months of 2010.

Flow Technologies segment revenues increased by $21.8 million, or 18%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. The revenue increase was due to organic growth across most businesses of $16.4 million including semiconductor, maritime, and process and industrial markets. An additional increase of $3.7 million was due to favorable foreign currency fluctuations and the Mazda acquisition in the second quarter of 2010 added $1.7 million. Orders for this segment increased $18.4 million to $151.8 million for the six months ended July 3, 2011 compared to $133.4 million for the six months ended July 4, 2010, with broad improvement in most markets.

Gross Profit

Consolidated gross profit increased $18.5 million to $110.8 million for the six months ended July 3, 2011 compared to $92.3 million for the six months ended July 4, 2010. Consolidated gross margin decreased 140 basis points to 28.0% for the six months ended July 3, 2011 compared to 29.4% for the six months ended July 4, 2010.

Gross profit for the Energy segment increased $8.3 million, or 26%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. The gross profit increase was primarily due to the organic revenue increases. In addition, gross profit increased $0.5 million due to the SF Valves acquisition and $1.0 million due to higher foreign exchange rates compared to the U.S. dollar. Gross margins declined 150 basis points from 23.7% for the six months ending July 4, 2010 to 22.2% for the six months ended July 3, 2011. The decline was primarily driven by pricing pressures, especially in large international projects, partially offset by favorable volume and the associated leverage.

Gross profit for the Aerospace segment increased $2.5 million, or 12%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. This gross profit increase was primarily due to $1.8 million from the August 2010 acquisition of Castle, $0.3 million from organic growth and $0.5 million due to favorable foreign currency fluctuations. Gross margins declined by 370 basis points primarily due to the dilution from the Castle acquisition, unfavorable product mix and increased cost including those associated with new programs. This was partially offset by volume and associated leverage.

Gross profit for the Flow Technologies segment increased $7.7 million, or 20%, for the six months ended July 3, 2011 compared to the six months ended July 4, 2010. Organic growth in most markets resulted in a $5.8 million increase in gross profit, while our recently acquired Mazda business added $0.7 million and favorable foreign currency fluctuations added another $1.2 million. Gross margins improved 70 basis points due to increased volume and the associated leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.2 million, or 15%, to $84.6 million for the six months ended July 3, 2011 compared to $73.4 million for the six months ended July 4, 2010. Selling, general and administrative expenses as a percentage of revenues decreased 190 basis points to 21.4% for the six months ended July 3, 2011 compared to 23.3% for the six months ended July 4, 2010.

Selling, general and administrative expenses for the Energy segment increased 26%, or $6.0 million, compared to the first six months of 2010. Organic increases inclusive of higher commissions due to higher revenue and higher acquisition related expenses accounted for $3.3 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $1.7 million and foreign currency fluctuations added $1.0 million.

Selling, general and administrative expenses for the Aerospace segment increased 18%, or $2.5 million, compared to the first six months of 2010. This increase was principally due to the Castle acquisition of $2.0 million and unfavorable foreign currency fluctuations that added $0.4 million.

Selling, general and administrative expenses for the Flow Technologies segment increased 5%, or $1.4 million, compared to the first six months of 2010 due to a $0.7 million increase attributable to the Mazda acquisition and a $0.7 million increase due to foreign currency fluctuations.

Corporate selling, general and administrative expenses increased 14%, or $1.4 million, in the first six months of 2011 from the same period in 2010. The increase was primarily due to higher incentive costs, share based compensation and professional fees.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs decreased $27.4 million to $0.9 million for the six months ended July 3, 2011 compared to $28.3 million for the six months ended July 4, 2010. This decrease was due to the recording of Leslie bankruptcy charges during the six months ended July 4, 2010.

Operating Income (Loss)

The change in operating income (loss) for the six months ended July 3, 2011 compared to the six months ended July 4, 2010 was as follows:

	Six Months Ended
	July 3, 2011	July 4, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$10,767	$8,449	$2,318	$(1,183)	$3,597	$(96)
Aerospace	7,747	7,674	73	(200)	176	97
Flow Technologies	18,408	(14,547)	32,955	(72)	32,443	584
Corporate	(11,600)	(10,951)	(649)	0	(644)	(5)

Total	$25,322	$(9,375)	$34,697	$(1,455)	$35,572	$580

Operating income increased $34.7 million, or 370%, to income of $25.3 million for the six months ended July 3, 2011 from a loss of $9.4 million for the six months ended July 4, 2010.

Operating income for the Energy segment increased $2.3 million, or 27%, for the first six months of 2011, compared to the same period in 2010. The increase in operating income was primarily due to the significant volume increase and the associated leverage, partially offset by the impact of pricing pressures, especially in large international projects.

Operating income for the Aerospace segment increased less than $0.1 million, or 1%, for the first six months of 2011 compared to the same period in 2010. The increase in operating income was due primarily to the organic revenue growth partially offset by higher costs associated with the integration of Castle and increased costs including those associated with new programs.

Operating income for the Flow Technologies segment increased $33.0 million, or 227%, compared to the same period in 2010. The most significant factor contributing to this increase was the $26.6 million decrease in Leslie bankruptcy related charges and additional income from organic revenue increases at most businesses during the first half of 2011.

Corporate operating expenses increased $0.6 million, 6%, for the first six months of 2011 compared to the same period in 2010, due to higher selling, general and administrative expenses, partially offset by lower Leslie bankruptcy related charges.

Interest Expense, Net

Interest expense, net, increased $0.9 million for the six months ended July 3, 2011 from the six months ended July 4, 2010. This increase in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility.

Other Expense, Net

The Company reported other expense of $1.5 million for the six months ended July 3, 2011 compared to $0.2 for the six months ended July 4, 2010. The $1.3 million difference was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes

The effective income tax rate was 29.5% and 48.6% for the six month periods ended July 3, 2011 and July 4, 2010, respectively. The rate for the six month period ended July 3, 2011 reflects the 30.0% estimated effective rate for the year adjusted by the tax effect of discrete tax items.

Net Income (Loss)

Net income increased $20.9 million to income of $15.4 million for the six months ended July 3, 2011 compared to a loss of $5.5 million for the six months ended July 4, 2010. The increase in net income was primarily the result of the decrease in Leslie bankruptcy related charges.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, and debt service costs. Excluding our first quarter results in 2010 and 2009, as well as our second quarter of 2011, we have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the six months ended July 3, 2011 (In thousands):

Cash flow provided by (used in):
Operating activities	$(67,402)
Investing activities	(27,636)
Financing activities	96,880
Effect of exchange rates on cash and cash equivalents	708

Increase in cash and cash equivalents	$2,550

During the six months ended July 3, 2011, we used $67.4 million in cash from operating activities compared to generating $14.4 million during the six months ended July 4, 2010. The higher amount of cash used by operating activities was primarily due to the payment of $76.6 million in April 2011 to fund the Leslie Controls Asbestos Trust (as described in more detail in Part II, Item I, “Legal Proceedings” hereof), partially offset by higher net income compared to the first half of 2010. The $27.6 million used in investing activities primarily consisted of cash used to acquire SF Valves in the first quarter 2011. Financing activities generated $96.9 million, which included a net $99.1 million of proceeds from long-term borrowings that was used to partially fund the first quarter 2011 acquisition of SF Valves and the Leslie Controls Asbestos Trust in April 2011. Financing activities also include $1.3 million used to pay dividends to shareholders and $2.0 million in debt issuance costs related to the new five year unsecured credit agreement we entered into in May 2011.

As of July 3, 2011, total debt was $105.2 million compared to $1.5 million as of December 31, 2010. During February 2011, we borrowed $25.5 million from our existing credit facilities for the acquisition of SF Valves. In April 2011, we borrowed an additional $76.6 million to fund the Leslie Controls Asbestos Trust. Total debt as a percentage of total shareholders’ equity was 27% as of July 3, 2011 compared to less than 1% as of December 31, 2010.

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

On May 2, 2011, we entered into a new five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300 million revolving line of credit and terminated the 2009 Credit Agreement. The 2011 Credit Agreement includes a $150 million accordion feature for a maximum facility size of $450 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. There has been no material change in our financial covenants from our 2009 Credit Agreement, which are explained in more detail below. We anticipate using this 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of July 3, 2011, we had borrowings of $100.8 million outstanding under our credit facility and $60.6 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at July 3, 2011 and December 31, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.27:1 at July 3, 2011, compared to 1.62:1 at December 31, 2010. Cash and cash equivalents were $48.3 million as of July 3, 2011, compared to $45.8 million as of December 31, 2010. A majority of this cash is located at our foreign subsidiaries and may not be repatriated to the United States or other jurisdictions without significant tax implications.

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

In 2011, excluding the April transaction to fund the Leslie Asbestos Trust, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends approximating $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Interest Rate Sensitivity Risk

As of July 3, 2011, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $100.8 million borrowed under our revolving credit facility as of July 3, 2011. Based upon expected levels of borrowings under our credit facility in 2011, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.5 million.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they generally offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments for accounting purposes and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of operations.

As of July 3, 2011, we had sixteen forward contracts with values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	9	6,657	U.S. Dollars
Euro/GBP	7	2,420	Euros

This compares to eighteen forward contracts as of December 31, 2010. The fair value liability of the derivative forward contracts as of July 3, 2011 was approximately $0.1 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended July 3, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of July 3, 2011, the net liability decreased significantly with the funding of the Trust on April 28, 2011. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	July 3, 2011	December 31, 2010
Existing claim indemnity liability	$0	$64
Amounts payable to 524(g) trust	1,000	77,625
Incurred defense cost liability	642	2,142
Insurance recoveries receivable	0	(38)

Net Leslie asbestos and bankruptcy liability	$1,642	$79,793

2011 Experience and Financial Statement Impact

The following table provides information regarding the pre-tax Leslie asbestos and bankruptcy related costs (recoveries) for the three and six months ended July 3, 2011. The $0.1 million recovery of bankruptcy related costs for the three month period ending July 3, 2011 was a result of lower actual costs incurred as of July 3, 2011 compared to amounts previously estimated.

	Three Months Ended		Six Months Ended
(In Thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Indemnity costs accrued (cases filed)	$0	$1,797	$0	$2,496
Adverse verdict interest costs (verdict appealed)	0	(2,455)	0	(2,390)
Defense cost incurred	0	3,435	0	7,166
Insurance recoveries adjustment	0	0	0	(3,652)
Insurance recoveries accrued	0	(1,135)	0	(2,626)
Bankruptcy related (recoveries) costs	(124)	27,266	877	27,266

Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$(124)	$28,908	$877	$28,260

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

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at July 3, 2011 and December 31, 2010. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1	Credit Agreement, dated May 2, 2011, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, swing line lender and a letter of credit issuer, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2011.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Circor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, as filed with the SEC on August 4, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of July 3, 2011 (unaudited) and December 31, 2010

(ii) Consolidated Statement of Operations for the Three and Six Months Ended July 3, 2011 and July 4, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2011 and July 4, 2010 (Unaudited)

(iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this report.
**	Furnished with this report.
§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: August 4, 2011	/s/ A. William Higgins
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: August 4, 2011	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: August 4, 2011	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer