Form 10-Q
period 2011-10-02
CIRCOR INTERNATIONAL INC
filed 2011-11-03
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011.

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

As of October 20, 2011, there were 17,264,712 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 2, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,254	$45,752
Short-term investments	98	101
Trade accounts receivable, less allowance for doubtful accounts of $898 and $822, respectively	142,369	138,860
Inventories	213,824	167,797
Income taxes refundable	113	1,625
Prepaid expenses and other current assets	14,137	5,749
Deferred income tax asset	17,146	20,111
Insurance receivables	0	38
Assets held for sale	542	542

Total Current Assets	427,483	380,575

PROPERTY, PLANT AND EQUIPMENT, NET	103,252	95,768
OTHER ASSETS:
Goodwill	77,152	63,175
Intangibles, net	59,997	62,322
Deferred income tax asset	13,035	11,829
Other assets	4,540	2,526

TOTAL ASSETS	$685,459	$616,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,439	$80,577
Accrued expenses and other current liabilities	65,284	51,248
Accrued compensation and benefits	24,581	22,305
Leslie asbestos and bankruptcy related liabilities	1,200	79,831
Income taxes payable	0	38
Notes payable and current portion of long-term debt	16,679	851

Total Current Liabilities	191,183	234,850

LONG-TERM DEBT, NET OF CURRENT PORTION	86,818	684
DEFERRED INCOME TAXES	2,292	0
OTHER NON-CURRENT LIABILITIES	20,870	23,841
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,252,650 and 17,112,688 shares issued and outstanding at October 2, 2011 and December 31, 2010, respectively	173	171
Additional paid-in capital	257,309	254,154
Retained earnings	120,773	96,389
Accumulated other comprehensive income	6,041	6,106

Total Shareholders’ Equity	384,296	356,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$685,459	$616,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net revenues	$209,961	$177,577	$605,239	$491,851
Cost of revenues	154,774	126,096	439,218	348,109

GROSS PROFIT	55,187	51,481	166,021	143,742
Selling, general and administrative expenses	39,448	35,648	124,083	109,024
Leslie asbestos and bankruptcy (recoveries) charges	(201)	2,343	676	30,603

OPERATING INCOME	15,940	13,490	41,262	4,115

Other expense (income):
Interest income	(69)	(69)	(166)	(162)
Interest expense	956	803	3,058	2,036
Other expense (income), net	354	(853)	1,830	(646)

TOTAL OTHER EXPENSE (INCOME)	1,241	(119)	4,722	1,228

INCOME BEFORE INCOME TAXES	14,699	13,609	36,540	2,887
Provision (benefit) for income taxes	3,752	3,210	10,191	(2,005)

NET INCOME	$10,947	$10,399	$26,349	$4,892

Earnings per common share:
Basic	$0.63	$0.61	$1.53	$0.29
Diluted	$0.63	$0.60	$1.51	$0.28
Weighted average number of common shares outstanding:
Basic	17,266	17,123	17,226	17,095
Diluted	17,423	17,258	17,412	17,238
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010

OPERATING ACTIVITIES
Net income	$26,349	$4,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,265	9,509
Amortization	3,293	3,065
(Payment) Provision for Leslie bankruptcy settlement	(76,625)	24,974
Compensation expense of share-based plans	3,007	2,445
Tax effect of share-based compensation	(649)	(114)
(Gain) loss on sale/disposal of property, plant and equipment	(68)	248
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(1,249)	(20,256)
Inventories	(43,901)	(26,090)
Prepaid expenses and other assets	(9,453)	5,031
Accounts payable, accrued expenses and other liabilities	17,353	13,406

Net cash (used in) provided by operating activities	(70,678)	17,110

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,254)	(11,400)
Proceeds from the disposal of property, plant and equipment	84	75
Business acquisitions, net of cash acquired	(20,221)	(34,401)
Proceeds from the sale of investments	0	21,427

Net cash used in investing activities	(31,391)	(24,299)

FINANCING ACTIVITIES
Proceeds from borrowings	224,455	91,750
Payments of borrowings	(126,269)	(60,202)
Debt issuance costs	(2,001)	0
Dividends paid	(1,987)	(1,982)
Proceeds from the exercise of stock options	496	329
Tax effect of share-based compensation	649	114

Net cash provided by financing activities	95,343	30,009

Effect of exchange rate changes on cash and cash equivalents	228	(644)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,498)	22,176
Cash and cash equivalents at beginning of period	45,752	46,350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,254	$68,526

Supplemental Cash Flow Information:
Cash paid during the nine months for:
Income taxes	$6,476	$4,713
Interest	$3,576	$1,947

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In the third quarter of 2011, the FASB issued an ASU aimed at simplifying entities’ annual goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is allowed. We have elected to adopt this standard early and will apply the provisions of this ASU to our 2011 analysis of goodwill. The adoption of this updated authoritative guidance is not expected to have a significant impact on our consolidated financial statements.

(3) Share-Based Compensation

As of October 2, 2011, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to six years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of October 2, 2011, there were 156,014 stock options and 395,794 restricted stock units outstanding. In addition, there were 528,816 shares available for grant under the 1999 Stock Plan as of October 2, 2011. As of October 2, 2011, there were 13,566 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. During the first nine months of 2011, we granted 64,755 stock options.

The fair value of stock options granted during the nine months ended October 2, 2011 of $16.96 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.2%
Expected life (years)	5.8
Expected stock volatility	46.4%
Expected dividend yield	0.4%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the nine months ended October 2, 2011 and October 3, 2010, we granted 66,027 and 130,226 RSU Awards with approximate fair values of $38.68 and $30.91 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 43,734 and 13,505 RSUs with per unit discount amounts representing fair values of $12.87 and $10.20 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended October 2, 2011 and October 3, 2010, respectively.

Compensation expense related to our share-based plans for the nine month periods ended October 2, 2011, and October 3, 2010 was $3.0 million and $2.6 million, respectively, and was recorded as selling, general and administrative expense. As of October 2, 2011, there was $5.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.

A summary of the status of all stock options granted to employees and non-employee directors as of October 2, 2011 and changes during the nine month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	135	$23.29
Granted	65	$38.27
Exercised	(27)	$18.68
Forfeited	(17)	$36.07

Options outstanding at end of period	156	$28.89

Options exercisable at end of period	74	$21.44

The weighted average contractual term for stock options outstanding and options exercisable as of October 2, 2011 was 6.0 years and 2.5 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 2, 2011 was $0.6 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of October 2, 2011 was $0.6 million and $0.6 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of October 2, 2011 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	340	$30.79
Granted	66	$38.68
Settled	(130)	$29.81
Cancelled	(34)	$30.93

RSU Awards outstanding at end of period	242	$33.46

RSU Awards vested and deferred at end of period	12	$34.55

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 2, 2011 was $5.5 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of October 2, 2011 was $7.1 million and $0.4 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of October 2, 2011 and changes during the nine month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	173	$18.63
Granted	44	$26.13
Settled	(45)	$27.76
Cancelled	(18)	$17.22

RSU MSPs outstanding at end of period	154	$18.26

RSU MSPs vested and deferred at end of period	1	$32.60

The aggregate intrinsic value of RSU MSPs settled during the nine months ended October 2, 2011 was $0.5 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of October 2, 2011 was $1.7 million and less than $0.1 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	October 2, 2011	December 31, 2010
Raw materials	$70,418	$49,451
Work in process	98,276	80,402
Finished goods	45,130	37,944

	$213,824	$167,797

(5) Goodwill and Intangible Assets

The following table presents goodwill, by segment, as of October 2, 2011 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175
Acquisitions	12,568	0	0	12,568
Adjustments to preliminary purchase price allocation	(126)	2,713	(19)	2,568
Currency translation adjustments	(966)	22	(215)	(1,159)

Goodwill as of October 2, 2011	$50,899	$22,165	$4,088	$77,152

The table below presents the gross intangible assets and the related accumulated amortization as of October 2, 2011 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,084	$(5,551)
Trademarks and trade names	29,908	0
Land use rights	455	(66)
Customer relationships	38,462	(13,520)
Backlog	1,623	(1,138)
Other	7,143	(3,403)

Total	$83,675	$(23,678)

Net carrying value of intangible assets	$59,997

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 2, 2011 (In thousands):

	2011	2012	2013	2014	2015	After 2015
Estimated amortization expense	$1,056	$3,749	$3,703	$3,573	$3,543	$14,465

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Three Months Ended October 2, 2011
Net revenues	$103,300	$32,681	$73,980	$0	$209,961
Intersegment revenues	297	0	60	(357)	0
Operating income (loss)	7,441	1,846	10,008	(3,355)	15,940
Interest income					(69)
Interest expense					956
Other expense, net					354

Income before income taxes					$14,699

Identifiable assets	363,976	193,992	193,791	(66,300)	685,459
Capital expenditures	1,610	1,295	408	479	3,792
Depreciation and amortization	1,858	1,280	1,446	283	4,867

Three Months Ended October 3, 2010
Net revenues	$80,613	$28,316	$68,648	$0	$177,577
Intersegment revenues	174	20	(372)	178	0
Operating income (loss)	8,968	2,726	6,966	(5,170)	13,490
Interest income					(69)
Interest expense					803
Other income, net					(853)

Income before income taxes					$13,609

Identifiable assets	256,809	191,292	186,863	19,916	654,880
Capital expenditures	1,425	816	338	634	3,213
Depreciation and amortization	1,639	1,201	1,368	80	4,288

Nine Months Ended October 2, 2011
Net revenues	$284,464	$100,820	$219,955	$0	$605,239
Intersegment revenues	941	10	227	(1,178)	0
Operating income (loss)	18,208	9,593	28,416	(14,955)	41,262
Interest income					(166)
Interest expense					3,058
Other expense, net					1,830

Income before income taxes					$36,540

Identifiable assets	363,976	193,992	193,791	(66,300)	685,459
Capital expenditures	5,022	3,037	1,842	1,353	11,254
Depreciation and amortization	5,751	3,712	4,483	612	14,558

Nine Months Ended October 3, 2010
Net revenues	$215,641	$83,401	$192,809	$0	$491,851
Intersegment revenues	461	20	114	(595)	0
Operating income (loss)	17,417	10,400	(7,580)	(16,122)	4,115
Interest income					(162)
Interest expense					2,036
Other income, net					(646)

Income before income taxes					$2,887

Identifiable assets	256,809	191,292	186,863	19,916	654,880
Capital expenditures	4,299	3,771	1,899	1,431	11,400
Depreciation and amortization	4,960	3,253	4,126	235	12,574

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

The total of assets for each operating segment has been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of October 2, 2011. Corporate Identifiable Assets, after elimination of intercompany assets, were $35.4 million and $67.9 million as of October 2, 2011 and October 3, 2010, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended
	October 2, 2011			October 3, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Common Share (“EPS”)	$10,947	17,266	$0.63	$10,399	17,123	$0.61
Dilutive securities, common stock options	0	157	0	0	135	(0.01)

Diluted EPS	$10,947	17,423	$0.63	$10,399	17,258	$0.60

	00000000	00000000	00000000	00000000	00000000	00000000
	Nine Months Ended
	October 2, 2011			October 3, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,349	17,226	$1.53	$4,892	17,095	$0.29
Dilutive securities, common stock options	0	186	(0.02)	0	143	(0.01)

Diluted EPS	$26,349	17,412	$1.51	$4,892	17,238	$0.28

There were 179,021 and 282,504 anti-dilutive stock options and RSUs for the nine months ended October 2, 2011 and October 3, 2010, respectively.

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

As of October 2, 2011, we had thirteen forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	5	3,376	U.S. Dollars
Euro/GBP	6	1,020	Euros
Brazilian Real/Euro	2	6,500	Brazilian Reals

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of October 2, 2011 was approximately $0.1 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under Accounting Standards Codification (“ASC”) Topic 820.1. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(9) Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended October 2, 2011 and October 3, 2010 consists of the following (In thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$10,947	$10,399	$26,349	$4,892
Cumulative translation adjustments	(13,037)	17,510	(65)	(4,121)

Total comprehensive (loss) income	$(2,090)	$27,909	$26,284	$771

(10) Contingencies and Commitments

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of October 2, 2011, the net liability decreased significantly with the funding of the Trust on April 28, 2011. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	October 2, 2011	December 31, 2010
Existing claim indemnity liability	$0	$64
Amounts payable to 524(g) trust	1,000	77,625
Incurred defense cost liability	200	2,142
Insurance recoveries receivable	0	(38)

Net Leslie asbestos and bankruptcy liability	$1,200	$79,793

2011 and 2010 Experience and Financial Statement Impact

The following table provides information regarding the pre-tax Leslie asbestos and bankruptcy related costs (recoveries) for the three and nine months ended October 2, 2011. The $0.2 million recovery for the three month period ended October 2, 2011 is the result of lower actual defense related expenses partially offset by additional bankruptcy related costs incurred for the three month period ended October 2, 2011 compared to amounts previously estimated.

	Three Months Ended		Nine Months Ended
In Thousands	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Indemnity costs accrued (cases filed)	$0	$0	$0	$2,496
Adverse verdict appealed	0	0	0	(2,390)
Defense (recoveries) cost incurred	(306)	16	(306)	7,182
Insurance recoveries adjustment	0	0	0	(3,652)
Insurance recoveries accrued	0	0	0	(2,626)
Bankruptcy related costs	105	2,327	982	29,593

Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$(201)	$2,343	$676	$30,603

Other Matters

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke Handelsgesellschaft GmbH (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional amount of these instruments was $50.9 million at October 2, 2011. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to six years as of October 2, 2011.

The following table contains information related to standby letters of credit instruments outstanding as of October 2, 2011 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$28,953
Greater than 12 months	21,985

Total	$50,938

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

During the three and nine months ended October 2, 2011, we made cash contributions of $0.4 million and $2.5 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Service cost-benefits earned	$108	$100	$323	$300
Interest cost on benefits obligation	540	534	1,621	1,603
Estimated return on assets	(610)	(506)	(1,829)	(1,519)
Prior service cost amortization	0	0	0	0
Loss amortization	85	73	256	221

Net periodic cost of defined benefit pension plans	$123	$201	$371	$605

(12) Income Taxes

As required by the Income Tax Topic of the ASC, we had $1.3 million and $1.6 million of unrecognized tax benefits at October 2, 2011 and December 31, 2010, respectively, all of which would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 2, 2011, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Internal Revenue Service has concluded its examination of the Company for 2007. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2008 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2005. The Company is currently under examination for income tax filings in various state and foreign jurisdictions.

(13) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to substantially recover any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820.1 is minimal and, therefore, have no liabilities recorded from those agreements as of October 2, 2011.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 2, 2011 (In thousands):

Balance beginning December 31, 2010	$2,508
Provisions	2,210
Claims settled	(1,590)
Currency translation adjustments	20

Balance ending October 2, 2011	$3,148

(14) Business Acquisitions

On February 4, 2011, we acquired the stock of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. SF Valves is reported in our Energy segment. In connection with this acquisition, as of October 2, 2011, we have recorded estimated fair values of $5.7 million of current assets, $7.6 million of fixed assets, $6.4 million of current liabilities, $3.8 million of long-term liabilities, and $4.2 million of intangible assets. The preliminary excess of the purchase price over the fair value of the net identifiable assets of $12.4 million is recorded as goodwill and may be deductible for Brazilian tax purposes. We are currently assessing income tax (including uncertain income tax positions), working capital, and indemnification items and anticipate finalizing our purchase price allocation during the fourth quarter of 2011.

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

Through organic and acquisition-based growth, our three to five year objectives are to double the revenue of CIRCOR, gain significant market positions in our key end-markets and build a global capability in high-growth emerging markets.

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

Allowance for Inventory

We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories primarily determined by estimates of future demand. The allowance is measured on an item-by-item basis determined based on the difference between the cost of the inventory and estimated market value. The provision for inventory allowance is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. Future demand is generally based on actual usage of inventory on a line item basis over the past two years and is adjusted for forecasted future demand, current backlog levels and/or existing market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $213.8 million as of October 2, 2011, compared to $167.8 million as of December 31, 2010. Our inventory allowance as of October 2, 2011 was $16.7 million, compared with $16.7 million as of December 31, 2010. Our provision for inventory obsolescence was $2.8 million and $4.1 million for the first nine months of 2011 and 2010, respectively. For the nine months ended October 2, 2011, we have experienced increases in organic revenue, orders, and backlog. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project-related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. As of October 2, 2011 and December 31, 2010, we had accrued $9.2 million and $7.9 million, respectively, related to these potential late shipment penalties. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies and Commitments” in Note 10 of the accompanying unaudited consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1 hereof.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of October 2, 2011 increased $14.0 million to $77.2 million compared to $63.2 million as of December 31, 2010. This increase is primarily due to the acquisition of SF Valves. There were no indicators of impairment as of October 2, 2011.

Income Taxes

For 2011, we expect an effective income tax rate of approximately 29.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net foreign deferred tax liability and a domestic deferred income tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $9.2 million and $10.1 million at October 2, 2011 and December 31, 2010, respectively, due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three and nine months ended October 2, 2011, we made cash contributions of $0.4 million and $2.5 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2011, we expect to make voluntary cash contributions of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended October 2, 2011 Compared to the Three Months Ended October 3, 2010.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the three months ended October 2, 2011 and October 3, 2010:

	Three Months Ended
	October 2, 2011		October 3, 2010		% Change
	(Dollars in thousands)
Net revenues	$209,961	100.0%	$177,577	100.0%	18.2%
Cost of revenues	154,774	73.7%	126,096	71.0%	22.7%

Gross profit	55,187	26.3%	51,481	29.0%	7.2%
Selling, general and administrative expenses	39,448	18.8%	35,648	20.1%	10.7%
Leslie asbestos and bankruptcy (recoveries) charges	(201)	(0.1)%	2,343	1.3%	(108.6)%

Operating income	15,940	7.6%	13,490	7.6%	18.2%
Other expense (income):
Interest expense, net	887	0.4%	734	0.4%	20.8%
Other expense (income), net	354	0.2%	(853)	(0.5)%	(141.5)%

Total other expense (income)	1,241	0.6%	(119)	(0.1)%	(1,142.9)%

Income before income taxes	14,699	7.0%	13,609	7.7%	8.0%
Provision for income taxes	3,752	1.8%	3,210	1.8%	16.9%

Net income	$10,947	5.2%	$10,399	5.9%	5.3%

Net Revenues

Net revenues for the three months ended October 2, 2011 increased by $32.4 million, or 18%, to $210.0 million from $177.6 million for the three months ended October 3, 2010. The increase in net revenues for the three months ended October 2, 2011 was attributable to the following:

	Three Months Ended
	October 2, 2011	October 3, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$103,300	$80,613	$22,687	$3,046	$17,051	$2,590
Aerospace	32,681	28,316	4,365	0	3,929	436
Flow Technologies	73,980	68,648	5,332	0	4,216	1,116

Total	$209,961	$177,577	$32,384	$3,046	$25,196	$4,142

The Energy segment accounted for 49% of net revenues for the three months ended October 2, 2011 compared to 45% for the three months ended October 3, 2010. The Aerospace segment accounted for 16% of net revenues for the three months ended October 2, 2011 compared to 16% for the three months ended October 3, 2010. The Flow Technologies segment accounted for 35% of net revenues for the three months ended October 2, 2011 compared to 39% for the three months ended October 3, 2010.

Energy segment revenues increased by $22.7 million, or 28%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. The increase was driven by $17.1 million of organic growth in all areas led by growth in our short-cycle North American businesses. The first quarter 2011 acquisition of SF Valves added an additional $3.0 million in revenue and favorable foreign currency fluctuations added $2.6 million. Orders for this segment decreased $4.9 million to $93.6 million for the three months ended October 2, 2011, compared to $98.5 million for the three months ended October 3, 2010, due to fewer large international projects, partially offset by continued increases in North American short-cycle businesses and the favorable impact of the SF Valves acquisition. Backlog has increased by $49.0 million to $202.0 million as of October 2, 2011 compared to the same period in 2010.

Aerospace segment revenues increased by $4.4 million, or 15%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. The increase was primarily driven by organic growth of $3.9 million due to higher volume shipments across most areas with the exception of military aftermarket. Favorable foreign currency fluctuations added an additional $0.4 million. Orders for this segment increased $31.5 million to $62.8 million for the three months ended October 2, 2011 compared to $31.3 million for the three months ended October 3, 2010. This order increase was largely due to a significant multi-year military landing gear order. Backlog increased by $7.6 million to $160.4 million as of October 2, 2011 compared to the same period in 2010. We believe that the commercial aerospace markets will see year over year improvement during 2011, however, we continue to see softness in overall military spending, especially in the aftermarket segment due to budget constraints and the winding down of military activities in Iraq and Afghanistan.

Flow Technologies segment revenues increased by $5.3 million, or 8%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. The revenue increase was due to organic growth of $4.2 million and an increase of $1.1 million due to favorable foreign currency fluctuations. With the exception of Light-emitting diode equipment (“LED equipment”) revenues, the organic revenue across most markets increased as compared to the three months ended October 3, 2010. Orders for this segment decreased $6.6 million to $70.8 million for the three months ended October 2, 2011 compared to $77.4 million for the three months ended October 3, 2010 primarily due to a reduction of LED equipment market orders. Backlog has decreased by $8.1 million to $77.8 million as of October 2, 2011 compared to the same period in 2010, driven by lower LED equipment and maritime backlog, partially offset by increases in other Flow Technology markets.

Gross Profit

Consolidated gross profit increased $3.7 million, or 7%, to $55.2 million for the quarter ended October 2, 2011 compared to $51.5 million for the quarter ended October 3, 2010. Consolidated gross margin decreased 270 basis points to 26.3% for the quarter ended October 2, 2011 from 29.0% for the quarter ended October 3, 2010.

Gross profit for the Energy segment increased $2.5 million, or 13%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. The gross profit increase was due to organic increases of $2.5 million primarily from short-cycle North American businesses and a $0.5 million positive impact from foreign currency fluctuations, partially offset by a $0.5 million decrease from the SF Valves acquisition. Gross margins declined 290 basis points from 24.3% for the quarter ended October 3, 2010 to 21.4% for the quarter ended October 2, 2011. The decline was primarily driven by the dilutive impact of the SF Valves acquisition and unfavorable pricing in large international projects, partially offset by higher volume and favorable mix and short-cycle pricing.

Gross profit for the Aerospace segment decreased $0.3 million, or 4%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. Gross margins declined by 570 basis points from 34.4% for the quarter ended October 3, 2010 to 28.7% for the quarter ended October 2, 2011 primarily due to the ongoing integration of the August 2010 acquisition of Castle Precision Industries (“Castle”), unfavorable product mix and increased costs including those associated with new programs.

Gross profit for the Flow Technologies segment increased $1.6 million, or 7%, for the quarter ended October 2, 2011 compared to the quarter ended October 3, 2010. Organic growth in most markets, partially offset by declines in LED equipment revenue, resulted in a $1.2 million increase in gross profit, while favorable foreign currency fluctuations added $0.4 million. Gross margins declined 30 basis points from 32.3% for the quarter ended October 3, 2010 to 32.0% for the quarter ended October 2, 2011 primarily due to unfavorable mix, mostly offset by favorable volume and productivity improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 11%, to $39.4 million for the quarter ended October 2, 2011 compared to $35.6 million for the three months ended October 3, 2010. Selling, general and administrative expenses as a percentage of revenues decreased 130 basis points to 18.8% for the three months ended October 2, 2011 compared to 20.1% for the three months ended October 3, 2010.

Selling, general and administrative expenses for the Energy segment increased 38%, or $4.0 million, compared to the third quarter 2010. Organic increases inclusive of higher selling resources and increased commissions accounted for $2.5 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $1.2 million in expenses and foreign currency fluctuations added $0.4 million.

Selling, general and administrative expenses for the Aerospace segment increased 8%, or $0.5 million, compared to the third quarter 2010 primarily due to expenses to support future programs. Foreign currency fluctuations and organic increases contributed $0.2 million and $0.3 million in expenses, respectively.

Selling, general and administrative expenses for the Flow Technologies segment increased 4%, or $0.5 million, compared to the third quarter 2010 primarily due to investments in power market growth initiatives offset by productivity. Organic increases of $0.2 million and foreign currency fluctuations of $0.3 million accounted for the increase.

Corporate selling, general and administrative expenses decreased 27%, or $1.3 million, in the third quarter of 2011 from the same period in 2010. The decrease was primarily due to the $1.6 million payment of a settlement for a long-standing litigation matter, partially offset by higher incentive costs.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs decreased $2.5 million to a net recovery of $0.2 million for the three months ended October 2, 2011 compared to charges of $2.3 million for the three months ended October 3, 2010. The $0.2 million recovery of bankruptcy related costs for the three month period ended October 2, 2011 was a result of lower actual costs incurred as of October 2, 2011 compared to amounts previously estimated. For more information related to our Leslie absbestos and bankruptcy related charges, see “Legal Proceedings” in Part II, Item 1 hereof.

Operating Income

The change in operating income for the three months ended October 2, 2011 compared to the three months ended October 3, 2010 was as follows:

	Three Months Ended
	October 2, 2011	October 3, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$7,441	$8,968	$(1,527)	$(1,696)	$32	$137
Aerospace	1,846	2,726	(880)	0	(752)	(128)
Flow Technologies	10,008	6,966	3,042	0	2,918	124
Corporate	(3,355)	(5,170)	1,815	0	1,822	(7)

Total	$15,940	$13,490	$2,450	$(1,696)	$4,020	$126

Operating income increased 18%, or $2.5 million, for the three months ended October 2, 2011 compared to the three months ended October 3, 2010, on an 18% increase in revenues.

Operating income for the Energy segment decreased $1.5 million, or 17%, for the third quarter 2011, as operating margin decreased 390 basis points to 7.2% on an organic revenue increase of 28%, compared to the third quarter 2010. These decreases were primarily driven by the dilutive impact of the SF Valves acquisition and continued unfavorable pricing in large international projects, partially offset by favorable mix and expenses.

Operating income for the Aerospace segment decreased $0.9 million, or 32%, for the third quarter of 2011 compared to the third quarter of 2010. The decrease in operating income was primarily due to the ongoing integration of the Castle acquisition and increased cost to support new programs, partially offset by favorable volume.

Operating income for the Flow Technologies segment increased $3.0 million, or 44%, for the third quarter of 2011 compared to the third quarter of 2010. The most significant factors contributing to this increase were the $2.5 million decrease in Leslie bankruptcy related charges, additional income from organic revenue increases and favorable foreign exchange fluctuations.

Corporate operating expenses decreased $1.8 million for the third quarter 2011 compared to the third quarter 2010, primarily due to the payment of a settlement of a long-standing litigation matter.

Interest Expense, Net

Interest expense, net, increased $0.2 million for the three months ended October 2, 2011 from the three months ended October 3, 2010. This increase in interest expense was primarily due to higher periodic interest charges due to higher debt borrowings.

Other Expense, Net

The Company reported other expense of $0.4 million for the three months ended October 2, 2011 compared to other income of $0.9 for the three months ended October 3, 2010. The increase in expense was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes

The effective income tax rate was 25.5% and 23.6% for the third quarters of 2011 and 2010, respectively. The increase in the income tax rate for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a higher proportion of U.S. domestic income versus foreign income taxed at lower income tax rates, partially offset by certain discrete items including a change in the UK tax rate and foreign credit utilization.

Net Income

Net income increased $0.5 million to $10.9 million in the third quarter 2011 on 18% higher revenues, compared to the same quarter in 2010. The increase in net income was primarily the result of a decrease in Leslie bankruptcy-related charges and a corporate litigation settlement, partially offset by lower segment operating income during the third quarter of 2011.

Results of Operations for the Nine Months Ended October 2, 2011 Compared to the Nine Months Ended October 3, 2010.

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the nine months ended October 2, 2011 and October 3, 2010:

	Nine Months Ended
	October 2, 2011		October 3, 2010		% Change
	(Dollars in thousands)
Net revenues	$605,239	100.0%	$491,851	100.0%	23.1%
Cost of revenues	439,218	72.6%	348,109	70.8%	26.2%

Gross profit	166,021	27.4%	143,742	29.2%	15.5%
Selling, general and administrative expenses	124,083	20.5%	109,024	22.2%	13.8%
Leslie asbestos and bankruptcy charges	676	0.1%	30,603	6.2%	(97.8)%

Operating income	41,262	6.8%	4,115	0.8%	902.7%
Other expense (income):
Interest expense, net	2,892	0.5%	1,874	0.4%	54.3%
Other expense (income), net	1,830	0.3%	(646)	(0.1)%	(383.3)%

Total other expense	4,722	0.8%	1,228	0.2%	284.5%

Income before income taxes	36,540	6.0%	2,887	0.6%	1,165.7%
Provision (benefit) for income taxes	10,191	1.7%	(2,005)	(0.4)%	(608.3)%

Net income	$26,349	4.4%	$4,892	1.0%	438.6%

Net Revenues

Net revenues for the nine months ended October 2, 2011 increased by $113.3 million, or 23%, to $605.2 million from $491.9 million for the nine months ended October 3, 2010. The increase in net revenues for the nine months ended October 2, 2011 was attributable to the following:

	Nine Months Ended
	October 2, 2011	October 3, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$284,464	$215,641	$68,823	$9,392	$51,624	$7,807
Aerospace	100,820	83,401	17,419	8,571	6,953	1,895
Flow Technologies	219,955	192,809	27,146	1,739	20,602	4,805

Total	$605,239	$491,851	$113,388	$19,702	$79,179	$14,507

The Energy segment accounted for 47% of net revenues for the nine months ended October 2, 2011 compared to 44% for the nine months ended October 3, 2010. The Aerospace segment accounted for 17% of net revenues for the nine months ended October 2, 2011 compared to 17% for the nine months ended October 3, 2010. The Flow Technologies segment accounted for 36% of net revenues for the nine months ended October 2, 2011 compared to 39% for the nine months ended October 3, 2010.

Energy segment revenues increased by $68.8 million, or 32%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. The increase was primarily driven by $51.6 million of organic growth across the segment, particularly from the short-cycle North American businesses. This increase is also due to $9.4 million in revenue from the first quarter 2011 acquisition of SF Valves and $7.8 million of favorable foreign currency fluctuations. Orders for this segment increased $66.5 million to $310.6 million for the nine months ended October 2, 2011 compared to $244.1 million for the nine months ended October 3, 2010 due to strength in all areas, including large international projects, which have rebounded from the low order intake recorded during 2010.

Aerospace segment revenues increased by $17.4 million, or 21%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. $8.6 million of the increase was driven by acquisitions, primarily the August 2010 acquisition of Castle. Additional increases were due to organic growth of $7.0 million across most areas with the exception of military aftermarket and favorable foreign currency fluctuations of $1.9 million. Orders for this segment increased $36.0 million to $129.1 million for the nine months ended October 2, 2011 compared to $93.1 million for the nine months ended October 3, 2010. This order increase was primarily due to the positive impact of acquisitions and a large multi-year military landing gear order placed in the third quarter of 2011.

Flow Technologies segment revenues increased by $27.1 million, or 14%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. The revenue increase was due to organic growth across most businesses of $20.6 million, including maritime and process and industrial markets. An additional increase of $4.8 million was due to favorable foreign currency fluctuations. Mazda Ltd. (“Mazda”), which we acquired in the second quarter of 2010 added $1.7 million in revenues. Orders for this segment increased $11.8 million to $222.6 million for the nine months ended October 2, 2011 compared to $210.8 million for the nine months ended October 3, 2010, with improvement in most markets excluding the LED equipment market.

Gross Profit

Consolidated gross profit increased $22.3 million to $166.0 million for the nine months ended October 2, 2011 compared to $143.7 million for the nine months ended October 3, 2010. Consolidated gross margin decreased 180 basis points to 27.4% for the nine months ended October 2, 2011 compared to 29.2% for the nine months ended October 3, 2010.

Gross profit for the Energy segment increased $10.9 million, or 21%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. The gross profit increase was primarily due to $9.4 million of organic revenue increases and $1.5 million in higher foreign exchange rates compared to the U.S. dollar. Gross margins declined 200 basis points from 23.9% for the nine months ended October 3, 2010 to 21.9% for the nine months ended October 2, 2011. This decline was primarily driven by pricing pressures, especially in large international projects, partially offset by favorable volume and the associated leverage, especially in our North American businesses.

Gross profit for the Aerospace segment increased $2.2 million, or 7%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. This gross profit increase was primarily due to $1.8 million from the August 2010 acquisition of Castle and $0.5 million due to favorable foreign currency fluctuations, partially offset by organic decreases of $0.1 million. Gross margins declined by 430 basis points from 37.3% for the nine months ended October 3, 2010 to 33.0% for the nine months ended October 2, 2011 primarily due to the dilution from the Castle acquisition, unfavorable product mix and increased cost including those associated with new programs, partially offset by the increased volume and associated leverage.

Gross profit for the Flow Technologies segment increased $9.3 million, or 15%, for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010. Organic growth in most markets resulted in a $7.0 million increase in gross profit, while our recently acquired Mazda business added $0.7 million and favorable foreign currency fluctuations added another $1.6 million. Gross margins improved 30 basis points from 31.7% for the nine months ended October 3, 2010 to 32.0% for the nine months ended October 2, 2011 primarily due to increased volume and the associated leverage, partially offset by unfavorable product mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $15.1 million, or 14%, to $124.1 million for the nine months ended October 2, 2011 compared to $109.0 million for the nine months ended October 3, 2010. Consolidated selling, general and administrative expenses as a percentage of revenues decreased 170 basis points to 20.5% for the nine months ended October 2, 2011 compared to 22.2% for the nine months ended October 3, 2010.

Selling, general and administrative expenses for the Energy segment increased 29%, or $10.1 million, compared to the first nine months of 2010. Organic increases, inclusive of higher commissions, increased selling resources and higher acquisition-related expenses accounted for $5.8 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $2.8 million in expenses and foreign currency fluctuations added $1.5 million.

Selling, general and administrative expenses for the Aerospace segment increased 15%, or $3.0 million, for the first nine months of 2011 compared to the first nine months of 2010. This increase was due to acquisitions that added $2.0 million in expenses, primarily from the Castle acquisition, organic increases of $0.5 million and foreign currency fluctuations that added $0.5 million in expenses.

Selling, general and administrative expenses for the Flow Technologies segment increased 5%, or $1.9 million, for the first nine months of 2011 compared to the first nine months of 2010 primarily due to a $0.7 million increase attributable to the Mazda acquisition and a $0.9 million increase due to foreign currency fluctuations.

Corporate selling, general and administrative expenses increased 1%, or $0.1 million, for the first nine months of 2011 compared to the same period in 2010. The increase was primarily due to higher incentive costs and share based compensation, partially offset by a 2011 $1.6 million payment of a settlement of a long-standing litigation matter.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related costs decreased $29.9 million to $0.7 million for the nine months ended October 2, 2011 compared to $30.6 million for the nine months ended October 3, 2010. This decrease was due to the bankruptcy filing of our Leslie subsidiary and its emergence from bankruptcy during the nine months ended October 3, 2010. For more information related to our Leslie absbestos and bankruptcy related charges, see “Legal Proceedings” in Part II, Item 1 hereof.

Operating Income

The change in operating income for the nine months ended October 2, 2011 compared to the nine months ended October 3, 2010 was as follows:

	Nine Months Ended
	October 2, 2011	October 3, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
Segment	(In thousands)
Energy	$18,208	$17,417	$791	$(2,879)	$3,629	$41
Aerospace	9,593	10,400	(807)	(200)	(576)	(31)
Flow Technologies	28,416	(7,580)	35,996	(72)	35,361	707
Corporate	(14,955)	(16,122)	1,167	0	1,178	(11)

Total	$41,262	$4,115	$37,147	$(3,151)	$39,592	$706

Operating income increased $37.2 million, or 903%, to $41.3 million for the nine months ended October 2, 2011 from $4.1 million for the nine months ended October 3, 2010.

Operating income for the Energy segment increased $0.8 million, or 5%, for the first nine months of 2011, compared to the same period in 2010. The increase in operating income was primarily due to the significant volume increase and the associated leverage in our North American businesses, offset by the impact of pricing pressures, especially in large international projects, and the costs associated with the SF Valves acquisition.

Operating income for the Aerospace segment decreased $0.8 million, or 8%, for the first nine months of 2011 compared to the same period in 2010. The decrease in operating income was primarily due to the ongoing costs associated with the integration of Castle and other increased costs, including those associated with new programs, partially offset by favorable volume.

Operating income for the Flow Technologies segment increased $36.0 million, or 475%, for the first nine months of 2011 compared to the same period in 2010. The most significant factor contributing to this increase was a $28.6 million decrease in Leslie asbestos and bankruptcy related charges, as well as $5.5 million of additional income from organic revenue increases at most businesses during the first nine months of 2011.

Corporate operating expenses decreased $1.2 million, or 8%, for the first nine months of 2011 compared to the same period in 2010, largely due to a 2011 payment of a litigation settlement and lower Leslie bankruptcy related charges.

Interest Expense, Net

Interest expense, net, increased $1.0 million for the nine months ended October 2, 2011 from the nine months ended October 3, 2010. This increase in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net

The Company reported other expense of $1.8 million for the nine months ended October 2, 2011 compared to other income of $0.6 for the nine months ended October 3, 2010. The $2.4 million difference was largely the result of the remeasurement of foreign currency balances.

Provision (Benefit) for Taxes

The effective income tax rate was 27.9% and (69.5%) for the nine month periods ended October 2, 2011 and October 3, 2010, respectively. The 27.9% tax rate in 2011 includes offsets by discrete items including a change in the UK tax rate and foreign tax credit utilization. The rate for the nine months ended October 3, 2010 would have been 24.4% without the one-time cost recognized in association with the Leslie bankruptcy. The primary driver of the lower 2010 calculation was the higher mix of lower tax foreign income.

Net Income

Net income increased $21.4 million to $26.3 million for the nine months ended October 2, 2011 compared to $4.9 million for the nine months ended October 3, 2010. The increase in net income was primarily the result of the decrease in Leslie bankruptcy related charges.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, and debt service costs. Excluding our first quarter results in 2010 and 2009, as well as our second and third quarters of 2011, we have historically generated cash from operations. We believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the nine months ended October 2, 2011 (In thousands):

Cash flow provided by (used in):
Operating activities	$(70,678)
Investing activities	(31,391)
Financing activities	95,343
Effect of exchange rates on cash and cash equivalents	228

Decrease in cash and cash equivalents	$(6,498)

During the nine months ended October 2, 2011, we used $70.7 million in cash from operating activities compared to generating $17.1 million during the nine months ended October 3, 2010. The higher amount of cash used in operating activities was primarily due to the payment of $76.6 million in April 2011 to fund the Leslie Controls Asbestos Trust (as described in more detail in Part II, Item I, “Legal Proceedings” hereof), partially offset by higher net income compared to the first nine months of 2010. The $31.4 million used in investing activities primarily consisted of fixed asset additions and cash used to acquire SF Valves in the first quarter 2011. Financing activities provided $95.3 million, which included a net $98.2 million of proceeds from borrowings that were used to partially fund the Leslie Controls Asbestos Trust in April 2011, the SF Valves acquisition in the first quarter of 2011 and for working capital purposes. Financing activities also include $2.0 million used to pay dividends to shareholders and $2.0 million in debt issuance costs related to the new five year unsecured credit agreement we entered into in May 2011.

As of October 2, 2011, total debt was $103.5 million compared to $1.5 million as of December 31, 2010. During February 2011, we borrowed $25.5 million from our existing credit facilities for the acquisition of SF Valves. In April 2011, we borrowed an additional $76.6 million to fund the Leslie Controls Asbestos Trust. Total debt as a percentage of total shareholders’ equity was 27% as of October 2, 2011 compared to less than 1% as of December 31, 2010.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of October 2, 2011, we had borrowings of $85.0 million outstanding under our credit facility and $50.9 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at October 2, 2011 and December 31, 2010 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.24:1 at October 2, 2011, compared to 1.62:1 at December 31, 2010. Cash and cash equivalents were $39.3 million as of October 2, 2011, compared to $45.8 million as of December 31, 2010. A majority of this cash is located at our foreign subsidiaries and may not be repatriated to the United States or other jurisdictions without significant tax implications.

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

Interest Rate Sensitivity Risk

As of October 2, 2011, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $85.0 million borrowed under our revolving credit facility as of October 2, 2011. Based upon expected levels of borrowings under our credit facility in 2011, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.2 million.

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

As of October 2, 2011, we had thirteen forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	5	3,376	U.S. Dollars
Euro/GBP	6	1,020	Euros
Brazilian Real/Euro	2	6,500	Brazilian Reals

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of October 2, 2011 was approximately $0.1 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of approximately $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010.

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

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended October 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, will now be permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of October 2, 2011, the net liability decreased significantly with the funding of the Trust on April 28, 2011. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

In Thousands	October 2, 2011	December 31, 2010
Existing claim indemnity liability	$0	$64
Amounts payable to 524(g) trust	1,000	77,625
Incurred defense cost liability	200	2,142
Insurance recoveries receivable	0	(38)

Net Leslie asbestos and bankruptcy liability	$1,200	$79,793

2011 and 2010 Experience and Financial Statement Impact

The following table provides information regarding the pre-tax Leslie asbestos and bankruptcy related costs (recoveries) for the three and nine months ended October 2, 2011. The $0.2 million recovery for the three month period ended October 2, 2011 is the result of lower actual defense related expenses partially offset by additional bankruptcy related costs incurred for the three month period ended October 2, 2011 compared to amounts previously estimated.

	Three Months Ended		Nine Months Ended
In Thousands	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Indemnity costs accrued (cases filed)	$0	$0	$0	$2,496
Adverse verdict appealed	0	0	0	(2,390)
Defense (recoveries) cost incurred	(306)	16	(306)	7,182
Insurance recoveries adjustment	0	0	0	(3,652)
Insurance recoveries accrued	0	0	0	(2,626)
Bankruptcy related costs	105	2,327	982	29,593

Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$(201)	$2,343	$676	$30,603

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

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement.

ITEM 1A.	RISK FACTORS.

We have not identified any material changes from the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at October 2, 2011 and December 31, 2010. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1*†	Executive Change of Control Agreement between CIRCOR, Inc. and Michael Dill, dated August 2, 2011.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Circor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, as filed with the SEC on November 3, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of October 2, 2011 (unaudited) and December 31, 2010

(ii) Consolidated Statement of Operations for the Three and Nine Months Ended October 2, 2011 and October 3, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2011 and October 3, 2010 (Unaudited)

(iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this report.
**	Furnished with this report.

†	Indicates management contract or compensatory plan or arrangement.
§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: November 3, 2011	/s/ A. William Higgins
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: November 3, 2011	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer

Date: November 3, 2011	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller
Principal Accounting Officer