Form 10-K
period 2011-12-31
CIRCOR INTERNATIONAL INC
filed 2012-02-23
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $726,925,451.

As of February 8, 2012, there were 17,270,517 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 2, 2012. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2011.

Part I

Item 1.    Business.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Security and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at http://investors.circor.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

Who We Are

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999 and is a spin-off of our former parent, Watts Water Technologies, Inc., formerly known as Watts Industries, Inc. (“Watts”) as of October 18, 1999. Information related to historical activities of our business units also includes time periods when such units constituted the former industrial, oil and gas businesses of Watts. As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

We design, manufacture and market valves and other highly engineered products and sub-systems used in the energy, aerospace and industrial markets. We have a global presence and operate 24 primary manufacturing facilities that are located in the United States, Canada, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We have three reporting segments: Energy, Aerospace and Flow Technologies. As of December 31, 2011, our products were sold through over 950 distributors and we serviced more than 7,500 customers in over 100 countries around the world. Within our major product groups, we develop, sell and service a portfolio of fluid-control products, sub-systems and technologies that enable us to fulfill our customers’ unique application needs. Our strategy includes both organic growth and growth through acquisitions.

Our Culture

We have been enhancing both our domestic and our worldwide operations through the development of the CIRCOR Business System. The CIRCOR Business System is based on lean manufacturing techniques (“Lean”) and is defined by our commitment to attracting, developing and refining the best talent and pursuing continuous improvement in all aspects of our business and operations. The CIRCOR Business System promotes improved shareholder value through the enhancement of core competencies across all of our business units, including continuous improvement, talent acquisition, development and retention, acquisition integration and factory repositioning, global business and supply chain development and product innovation.

Our Strategy

Our primary objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We are working to accomplish this objective by focusing on highly engineered project and product opportunities in key end-markets that have above average growth. These end-markets include the up-stream and mid-stream oil and gas, power generation, process and aerospace markets. In capitalizing on these opportunities, we are using the CIRCOR Business System to excel at:

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Talent Acquisition, Development and Retention;

•	Acquisition and Factory Repositioning;

•	Global Business and Supply Chain Development;

•	Customer Relationship Development; and

•	Product Innovation.

Through organic and acquisition-based growth our three to five year objectives are to double the revenue of CIRCOR, gain significant market positions in our key end-markets and build a global capability in high-growth emerging markets while improving operating margins.

Our Businesses

The Energy Segment

Our Energy segment designs, manufactures and distributes products into the upstream and midstream global energy markets and also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining pipeline integrity. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. Selected products of our Energy segment include flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pipeline closures, launcher and receiver systems and pressure regulators for use in oil, gas and chemical processing and industrial applications. The significant brands of our Energy segment include: KF, Pibiviesse, Mallard Control, Hydroseal, Contromatics, SF Valvulas, Sagebrush and Pipeline Engineering.

The major end-markets served by our Energy segment include:

Large International Energy Projects. The international upstream and midstream oil and gas markets use our flow control products for drilling, production, separation, liquefaction, gathering and transmission applications for large energy projects around the world. These projects are capital intensive, cyclical, and are typically integrated by large international engineering, procurement and construction companies. Sales to these markets typically involve a competitive bidding process and, once an award is made, lead times before delivery may be as long as six to twelve months.

Short-Cycle North American Energy. The upstream and midstream oil and gas markets use our flow control products for drilling, production, separation, liquefaction, gathering and transmission applications primarily for projects in North America. We typically serve this market through our distribution partners. Demand for our products is typically correlated to the number of active oil and gas rigs operated in North America.

Pipeline Solutions. The oil and gas transmission markets around the world use our pipeline equipment products and services for measurement, pipeline integrity and cleaning applications. The projects are a mix of capital and Maintenance, Repair and Overhaul (“MRO”) spending by pipeline construction and services companies. Sales to these markets involve a mix of competitively bid direct sales and distribution sales.

The Energy segment accounted for $394.7 million, $305.9 million and $293.4 million, or 48%, 45% and 46% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

The Aerospace Segment

Our Aerospace segment designs, manufactures and distributes valves, sensors, controls and subsystems for military and commercial aerospace applications. Selected products of our Aerospace segment include aerospace landing gear, precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers and DC electric motors. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems. Our products are sold globally to aircraft and aircraft engine manufacturers and their tier one suppliers. The Aerospace segment also supports airline operators through spare parts distribution and MRO channels. The significant brands of our Aerospace segment include: CIRCOR Aerospace, Aerodyne Controls, Circle Seal Controls, Loud Engineering, Castle Precision Industries, Industria, Bodet Aero and Motor Technology.

The major end-markets served by our Aerospace segment include:

Military Aerospace. This market designs, manufactures and repairs component and system solutions used on U.S. and Foreign military combat and transport aircraft, helicopters, unmanned aerial vehicles, missiles, military ground vehicles, naval combat ships, space vehicles and satellites.

Commercial Aerospace. This market designs, manufactures and repairs component and system solutions employed in airframe and propulsion applications for air transport and cargo aircraft, regional jets, business aircraft and helicopters.

The Aerospace segment accounted for $136.8 million, $118.9 million and $113.3 million, or 17%, 17% and 18% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

The Flow Technologies Segment

Our Flow Technologies segment designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic, power generation, maritime and steam applications. Selected products of our Flow Technologies segment include precision valves, compression tube fittings, manifolds, steam conditioning, turbine by-pass valves, control valves, relief valves, butterfly valves, regulators, strainers and sampling systems. The significant brands of our Flow Technologies segment include: Cambridge Fluid Systems, Hale Hamilton, Leslie Controls, Nicholson Steam Trap, GO Regulator, Hoke, CIRCORTech, Spence Engineering, CPC-Cryolab, RTK, Rockwood Swendeman, Spence Strainers, Dopak Sampling Systems and Texas Sampling.

The major end-markets served by our Flow Technologies segment include:

Power Generation. This market includes a broad range of businesses that utilize severe service products, including globe control valves, steam conditioning, turbine by-pass and other specialty products for critical steam applications in the power generation markets.

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

Navy & Maritime. Steam and gas management control products used specifically in the military maritime market.

The Flow Technologies segment accounted for $290.8 million, $261.2 million and $235.9 million, or 35%, 38% and 36% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions, including direct sales, distributors and utilization of commissioned representatives. Our distribution and representative networks typically offer technically trained sales forces with strong relationships in key markets.

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

Manufacturing

Our factory and supply chain infrastructure includes an array of manufacturing models, ranging from simple assembly operations to vertically integrated end-to-end supply chain value streams. In order to grow and improve our competitive position, we are developing a global footprint to take advantage of best practices, optimize resources, reduce costs and relocate operations closer to our customers. We also purchase outside machined components, forgings, finished valves and operational services to supplement our internal manufacturing capability, lower our overall costs and increase our responsiveness and speed-to-market. We believe that our diverse manufacturing capabilities are essential in the markets that we serve in order to provide critical, highly engineered products and solutions that meet the stringent quality and performance requirements of our customers.

We believe that Lean and operational excellence, both on the manufacturing floor and the front and back offices, is a company-wide core competency and is vital to our future success. As such, we invest in the training and development of our employees on a global basis to teach the organization how to continuously improve processes and achieve increasingly higher levels of operational execution and performance for our customers. In fact, Lean techniques are a critical core competency in our CIRCOR Business System supporting the high performance culture we are building world-wide, regardless of the end-markets we serve.

Quality Control

The majority of our products require the approval of, and have been approved by, applicable industry standards agencies in the United States, European and other global markets. We have consistently advocated the development and enforcement of performance and safety standards, and we continually update our procedures as part of our commitment to meet these standards as well as the quality control systems of certain customers. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards.

The primary industry standards that certain of our segments must meet include those promulgated by International Organization for Standardization (ISO 9000 or 9001), Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, US Military, Federal Aviation Administration, Society of Automotive Engineers, American Petroleum Institute, European Pressure Equipment Directive and American National Standards Institute. In addition, certain of our businesses, primarily in the Aerospace segment, must meet manufacturing process and quality control standards promulgated by our customers.

Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, caustic flow, high temperature and zero leakage, and that require the highest standards of reliability, safety and durability. We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Energy segment operation can meet the tolerance requirements of sub-sea and cryogenic environments and our Flow Technologies segment has zero leakage design know-how providing energy savings in steam applications. Our Aerospace segment continues to expand its integrated systems design and testing capability to support bundled systems for critical aeronautics applications. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. We have expanded our engineering capability for new designs by using our India organization as a global technology center. Our research and development expenditures for the years ended December 31, 2011, 2010, and 2009, were $6.1 million, $6.1 million, and $5.2 million, respectively.

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials including stainless steel, carbon steel, bronze, brass and aluminum. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

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

The primary competitors of our Aerospace segment include: Triumph Group, Inc., Eaton Corporation, Meggitt PLC, Crane Co., Cobham PLC, Heroux Devtek Inc. and AAR Corp.

The primary competitors of our Flow Technologies segment include: Swagelok Company, Parker Hannifin Corporation, The Ham-let Group, Samson AG, Spirax-Sarco Engineering plc, Dresser Masonneilan (a General Electric group), Flowseal (a division of Crane Co.), Fisher (a division of Emerson Electric Company) and ARI Flow Control Accessories.

Trademarks and Patents

We own patents that are scheduled to expire between 2012 and 2030 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the years ended December 31, 2011, 2010 and 2009, we did not have any customers with revenues that exceeded 10% of our consolidated revenues. We are primarily comprised of late cycle businesses and we have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines and such declines could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

Backlog

We have a diversified set of businesses serving diverse end-markets, which result in very different backlog profiles. Our total order backlog was $414 million as of January 29, 2012, compared to $435 million as of January 30, 2011. We expect all but $68 million of the backlog at January 29, 2012 will be shipped by December 31, 2012.

Employees

As of January 29, 2012, our worldwide operations directly employed approximately 3,390 people. We have 50 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 229 employees in Italy, 256 in France, 186 in Brazil, 83 in the United Kingdom, 66 in Morocco and 39 in the Netherlands covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2011, we capitalized approximately $0.4 million and expensed $1.4 million related to environmental and safety control facilities. For the year ending December 31, 2012, we expect to capitalize $1.2 million and expense $1.4 million related to environmental and safety control facilities.

Item 1A.    Risk Factors.

Certain Risk Factors That May Affect Future Results

Set forth below are certain risk factors that we believe are material to our stockholders. If any of the following risks occur, our business, financial condition, results of operations and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of those terms or other comparable terminology. Forward-looking statements are only predictions and can be adversely affected if any of the following risks occur:

Some of our end-markets are cyclical, which may cause us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to oil, gas, petrochemical, process, power, aerospace, military, heating, ventilation and air conditioning (“HVAC”), maritime, pharmaceutical, medical and instrumentation markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets can result in lower profit margins.

In particular, our energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns or anticipated downturns in demand for oil and gas products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military, maritime and HVAC markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

We face significant competition and, if we are not able to respond to competition, our revenues may decrease.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Since 2005 we have continuously enhanced and improved Lean manufacturing techniques as part of the CIRCOR Business System. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to continuously improve our processes, our anticipated profitability may suffer.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary energy, aerospace and flow technology products and access to additional geographic markets. We expect to spend significant time and effort expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire will achieve revenues, profitability or cash flows that justify our investment in them and such acquisitions could result in impairment charges. In addition, acquisitions may involve a number of special risks, including: adverse short-term effects on our reported operating results; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Some or all of these special risks could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. One or more of these factors could prevent us from successfully expanding our presence in these international markets and could also have a material adverse effect on our current international operations.

If we cannot pass on higher raw material or manufacturing costs to our customers, we may become less profitable.

One of the ways we attempt to manage the risk of higher raw material and manufacturing costs is to increase selling prices to our customers. The markets we serve are extremely competitive and customers may not accept price increases or may look to alternative suppliers, which may negatively impact our profitability and revenues.

If our suppliers cannot provide us with adequate quantities of materials to meet our customers’ demands on a timely basis or if the quality of the materials provided does not meet our standards, we may lose customers or experience lower profitability.

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In recent years, we have enhanced our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. Managing a geographically diverse supply base inherently poses significant logistical challenges. While we believe that we also have improved our ability to effectively manage a global supply base, a risk nevertheless exists that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The incurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could result in continued reductions of our operating and net income in future periods.

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

We believe that our success will depend on our ability to hire new talent and the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel joins a competitor or forms a competing company, some of our customers might choose to use the services of that competitor or those of a new company instead of our own. Other companies seeking to develop capabilities and products similar to ours may hire away some of our key personnel. If we are unable to maintain our key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited.

We face risks from product liability lawsuits that may adversely affect our business.

We, like other manufacturers, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any such liabilities. For example, liability insurance typically does not afford coverage for a design or manufacturing defect unless such defect results in injury to person or property. We generally attempt to contractually limit liability to our customers to risks that are insurable but are not always successful in doing so. Similarly, we generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations.

The trading price of our common stock continues to be volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and has been, volatile in the past. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. The unprecedented nature of the recent credit and financial crises and economic recessions, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

For example, in recent years the stock market as a whole experienced dramatic price deterioration and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

We are subject to a variety of laws and international trade practices including regulations issued by the United States Bureau of Industry and Security, the Bureau of Export Administration, the Department of State and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

Our debt agreements limit our ability to issue equity, make acquisitions, incur debt, pay dividends, make investments, sell assets, merge or raise capital.

Our revolving credit facility agreement, dated May 2, 2011, governs our indebtedness. This agreement includes provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction.

Various restrictions and agreements could hinder a takeover of us which is not supported by our board of directors or which is leveraged.

Our amended and restated certificate of incorporation and amended and restated by-laws, the Delaware General Corporation Law and our shareholder rights plan contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise. These include provisions creating a staggered board, limiting the shareholders’ powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders’ meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others. Additionally, we have adopted a shareholder rights plan providing for the issuance of rights that will cause substantial dilution to a person or group of persons that acquires 15% (or, with respect to passive investors, 20%) or more of our shares of common stock, unless the rights are redeemed.

Delaying or preventing a takeover could result in our shareholders ultimately receiving less for their shares by deterring potential bidders for our stock or assets.

If we fail to manufacture and deliver high quality products, we may lose customers.

Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products are used in the aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment, oil and gas exploration, transmission and refining, chemical processing and maritime industries. These industries require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility, including the current conflicts in Iraq, Afghanistan and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe, the People’s Republic of China, Morocco, Brazil and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts and acts of war.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We maintain 24 major facilities worldwide, including operations located in the United States, Canada, Western Europe, Morocco, India, Brazil and the People’s Republic of China. Many of these facilities contain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

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

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our on-going Lean manufacturing initiatives. We believe that our current facilities in mature markets will meet our near-term production requirements without the need for additional facilities. We plan to expand manufacturing facilities in India and other high growth emerging markets.

Item 3.    Legal Proceedings.

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010, our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

Leslie recorded an estimated liability associated with reported asbestos claims when it believed that a loss was both probable and could be reasonably estimated. By the fourth quarter of 2009 it was determined that Leslie had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. Asbestos related defense costs continued to be expensed as incurred and were not included in any future claim reserves. During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of December 31, 2011, the net liability decreased by $78.8 million with the funding of the Trust on April 28, 2011 and settlement of outstanding insurance recoveries as well as claim indemnity and defense cost liabilities. The remaining $1.0 million payable to the Trust is expected to be made during 2012. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2011	2010	2009
Existing claim indemnity liability	$0	$64	$57,716
Amounts payable to 524(g) trust	1,000	77,625	0
Incurred defense cost liability	0	2,142	2,544
Insurance recoveries receivable	0	(38)	(4,614)

Net Leslie asbestos and bankruptcy liability	$1,000	$79,793	$55,646

Experience and Financial Statement Impact

The following table provides information regarding Leslie’s pre-tax asbestos and bankruptcy related costs (recoveries) for the years ended December 31, 2011, 2010, and 2009. The $0.7 million of net charges in 2011 is the result of additional bankruptcy related costs incurred, partially offset by lower actual defense related expenses than previously anticipated.

	For the Year Ended December 31
(In Thousands)	2011	2010	2009
Indemnity costs accrued (filed cases)	$0	$2,496	$7,861
Five year future indemnity cost accrued	0	0	39,800
Adverse verdict interest costs (verdict appealed)	0	(2,390)	(1,026)
Defense cost incurred (recovered)	(306)	7,501	12,312
Insurance recoveries adjustment	0	(3,652)	2,069
Insurance recoveries accrued	0	(2,627)	(6,937)
Bankruptcy related costs	982	31,447	0

Net pre-tax Leslie asbestos and bankruptcy expense	$676	$32,775	$54,079

Other Matters

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke Incorporated (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries (“Castle”) in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relating to such acquisition.

Item 4.    Mine Safety Disclosures.

Not applicable.

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

During the first quarter of 2012, we declared a dividend of $0.0375 per outstanding common share payable on March 30, 2012 to shareholders of record on March 16, 2012.

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

As of February 8, 2012, there were 17,270,517 shares of our common stock outstanding and we had 87 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

In accordance with Section 303A, 12(a) of the NYSE Listed Company Manual, our Chief Executive Officer, on May 23, 2011, filed with the NYSE his certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and a peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2006 and ending December 31, 2011. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Composite Index and the peer group on December 31, 2006 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/06	12/07	12/08	12/09	12/10	12/11
CIRCOR International, Inc.	100.00%	126.49%	75.32%	69.41%	117.06%	98.18%
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	137.91	82.61	115.18	169.04	168.36

*	Peer group companies include: Crane Co., Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

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

The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data (1):
Net revenues	$822,349	$685,910	$642,622	$793,816	$665,740
Gross profit	225,395	197,269	194,579	252,297	195,367
Operating income (loss)	56,298	14,986	3,711	(40,628)	56,767
Income (loss) before interest and taxes	50,196	12,509	3,084	(40,718)	58,024
Net income (loss)	36,634	12,624	5,870	(59,015)	37,911
Balance Sheet Data:
Total assets	$722,523	$616,195	$562,053	$588,023	$676,469
Total debt (2)	105,123	1,535	7,479	13,150	22,102
Shareholders’ equity	384,085	356,820	350,408	333,622	420,384
Total capitalization	489,208	358,355	357,887	346,772	442,486
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$(48,833)	$36,844	$46,552	$64,818	$56,916
Investing activities	(38,005)	(27,781)	(32,577)	(48,920)	(16,831)
Financing activities	97,052	(8,615)	(18,041)	(7,069)	(35,529)
Net interest (income) expense	3,930	2,516	1,068	(180)	3,001
Capital expenditures	17,901	14,913	11,032	14,972	11,983
Diluted earnings (loss) per common share	$2.10	$0.73	$0.34	$(3.51)	$2.27
Diluted weighted average common shares outstanding	17,417	17,297	17,111	16,817	16,730
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)	No special or impairment charges were included in the statement of operations data for the year ended December 31, 2011 and 2010. The statement of operations data for the year ended December 31, 2009 includes special recoveries of $1.7 million relating to a 2007 asset sale within our Energy segment and impairment charges of $0.5 million consisting of the impairment of two trademarks. The statement of operations data for the year ended December 31, 2008 includes special charges of $0.2 million related to the company’s former CFO retirement agreement as well as $140.3 million of goodwill impairment charges and $1.0 million of intangible impairment charges within our Flow Technologies and Aerospace segments. The statement of operations data for the years ended December 31, 2007 includes $2.5 million of special charges associated with the closure, consolidation and reorganization of certain manufacturing plants, pension curtailment as well as costs related to CEO/CFO retirement agreements. No impairment charges were included in the statement of operations data for the years ended December 31, 2007.
(2)	Includes capital leases obligations of: $0.6 million, $0.4 million, $0.6 million, $0.8 million and $0.6 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,”

“plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have organized our reporting structure into three segments: Energy, Aerospace, and Flow Technologies. Our Energy segment primarily serves large international energy projects, short-cycle North American energy markets, and the pipeline transmission equipment and services end-markets. Our Aerospace segment primarily serves the commercial and military aerospace markets. Our Flow Technologies segment serves our broadest variety of end-markets, including power generation, industrial and commercial HVAC/steam, industrial and process markets, and chemical and refining. The Flow Technologies segment also provides products specifically designed for U.S. and international Navy applications.

Regarding our 2011 results, we had revenues of $822.3 million, a 20% increase over 2010, which included increases in all three of our segments. A few of our major achievements in 2011 included: Leslie’s emergence from bankruptcy, expanding our capabilities in high growth markets in India, Brazil and China, investing in organic growth and enhancing our sales capability in high growth markets. We also made one strategic acquisition during 2011 in Brazil that was incorporated into our Energy segment.

As we look toward 2012, we plan to build on our 2011 accomplishments and continue our shift toward higher growth and higher profit end-markets. This includes enhancing our penetration of emerging geographic markets, such as India, China, Brazil and the Middle East. We also plan to increase organic growth by expanding new product development, innovation and customer relationships. We will drive margin expansion with Lean manufacturing, low-cost sourcing and our continuous improvement culture. We feel our strong balance sheet and available credit facilities will provide us with the financial capital to execute our growth strategy, both organically and through acquisitions.

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. We may enter into certain arrangements with multiple deliverables that may include any combination of designing, developing and manufacturing valves and other highly engineered products and sub-systems. Delivery of these products and sub-systems typically occurs within a one to two-year period, although most arrangements have a shorter timeframe for delivery. Revenue is generally allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. We also have certain long-term arrangements requiring delivery of products or services over extended periods of time and revenue and profits on each arrangement are recognized in accordance with the percentage-of-completion method of accounting. Percentage of completion revenue represented less than 2% of our consolidated net revenue for the years ended December 31, 2011 and 2010.

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

Our net inventory balance was $203.8 million as of December 31, 2011, compared to $167.8 million as of December 31, 2010. Our inventory allowance as of December 31, 2011 was $17.7 million, compared to $16.7 million as of December 31, 2010. Our provision for inventory obsolescence was $4.2 million, $5.1 million, and $5.9 million, for 2011, 2010, and 2009, respectively. For the twelve months ended December 31, 2011, we have experienced increases in organic revenue and orders. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of inventory obsolescence.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2011 and 2010 were $9.4 million and $7.9 million, respectively. This amount increased during the twelve months ended December 31, 2011 due to additional late shipments to customers that included penalty clauses. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2011, 2010 and 2009, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2011, 2010 and 2009, we had no customers from which we derived revenues that exceeded 10% of our consolidated revenues.

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

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position. For more information related to our outstanding legal proceedings, see “Contingencies, Commitments and Guarantees” in Note 14 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3 hereof.

Impairment Analysis

We perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired.

The FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (the revised standard) on September 15, 2011. This new guidance amends certain previous guidance under ASC 350-20 which allows an initial assessment of qualitative factors to determine whether it is necessary to perform the first step of the two step goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether the impairment testing is necessary. The standard provides the option to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is not less than its carrying value before applying the two-step quantitative goodwill impairment analysis. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have chosen to perform the qualitative analysis for our three reporting units for our 2011 annual assessment of goodwill performed as of our October fiscal month end.

In accordance with the ASC Topic 350, we test goodwill for impairment at the reporting unit level. We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and businesses with each segment have similar economic characteristics. For the year-ended December 31, 2011, the Company’s three reporting units were Energy, Aerospace and Flow Technologies with respective goodwill balances of $51.9 million, $22.1 million and $3.8 million. For the year-ended December 31, 2010, the Company’s three reporting units were Energy, Aerospace and Flow Technologies with respective goodwill balances of $39.4 million, $19.4 million and $4.3 million.

In 2010 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2010 goodwill assessment exceeded the carrying amounts by approximately 65%, 74% and 130% for our Energy, Aerospace and Flow Technologies reporting units, respectively. Based on our qualitative analysis performed for our 2011 annual goodwill impairment test, we concluded it was more likely than not that the fair value of each of our reporting units was not less than the carrying amounts. See Notes 2 and 7 of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2011 was $77.8 million compared with $63.2 million as of December 31, 2010.

See Notes 2 and 7 of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and experimental tax credits, domestic manufacturing deduction, state taxes and the tax impact of non-U.S. operations. Our effective tax rate was 27.0%, (0.9)% and (90.3)%, for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. The tax rate for 2010 included the tax impact of the $31.4 million of 2010 Leslie bankruptcy related costs. Excluding this charge and related tax benefit, the 2010 effective tax rate would have been 23.7%.

For 2012, we expect an effective income tax rate of approximately 30.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2011, deferred income tax assets remained consistent with 2010. We maintained a total valuation allowance of $10.6 million at December 31, 2011 for deferred income tax assets due to uncertainties related to our ability to utilize these assets. Such deferred income tax assets consisted of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. As of December 31, 2011 and December 31, 2010, accrued interest and penalties were $1.0 million and $0.1 million, respectively.

As of December 31, 2011, the liability for uncertain income tax positions was $2.4 million excluding interest of $1.0 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

As required in the recognition and disclosure provisions of ASC Topic 715, the Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date. See Note 13 of the accompanying consolidated financial statements for further information on our benefit plans.

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no shares of our common stock in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 8.0% for 2011 and 2010. For the qualified plan, the discount rate at fiscal year-end 2010 used to estimate the net pension expense for 2011 was 5.50%. At fiscal year-end 2009 the discount rate used to estimate the net pension expense for 2010 was 6.00%. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2011 was 5.25% and for 2010 was 5.75%. The effect of these discount rate changes raised our projected benefit obligation at fiscal year-end 2010 by approximately $2.7 million and our 2011 expense by approximately $0.1 million.

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized over approximately a twenty-eight year period for the qualified plan, and a twenty-two year period for the nonqualified plan, which represents the weighted average expected remaining life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

The fair value of our defined benefit plans’ assets at December 31, 2011 was less than the estimated projected benefit obligations. The fair value of plan assets increased $0.9 million to $30.2 million as of December 31, 2011 compared to $29.3 million as of December 31, 2010. The Company’s net pension liability increased $5.5 million to $16.6 million as of December 31, 2011 compared to $11.1 million as of December 31, 2010. See Note (13) of the accompanying consolidated financial statements for further information on our benefit plans.

During 2011, we made $2.9 million in cash contributions to our qualified defined benefit pension plan and $0.4 million of cash payments for our non-qualified supplemental plan. In 2012, we expect to make voluntary cash contributions of approximately $1.7 million to our qualified plan and $0.4 million in payments for our non-qualified plan, although global capital market and interest rate fluctuations and other future funding requirements may impact cash contribution amounts.

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

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2011 and December 31, 2010:

	Year Ended
	December 31, 2011		December 31, 2010		% Change
	(Dollars in thousands)
Net revenues	$822,349	100.0%	$685,910	100.0%	19.9%
Cost of revenues	596,954	72.6	488,641	71.2	22.2

Gross profit	225,395	27.4	197,269	28.8	14.3
Selling, general and administrative expenses	168,421	20.5	149,508	21.8	12.7
Leslie asbestos and bankruptcy charges, net	676	0.1	32,775	4.8	(97.9)

Operating income	56,298	6.8	14,986	2.2	275.7
Other (income) expense:
Interest expense, net	3,930	0.5	2,516	0.4	56.2
Other (income) expense, net	2,172	0.3	(39)	0.0	5,669.2

Total other expense	6,102	0.7	2,477	0.4	146.3

Income before income taxes	50,196	6.1	12,509	1.8	301.3
Provision (benefit) for income taxes	13,562	1.6	(115)	0.0	11,893.0

Net income	$36,634	4.5	$12,624	1.8	190.2

Net Revenue

Net revenues for the year ended December 31, 2011 increased by $136.4 million, or 20%, to $822.3 million, from $685.9 million for the year ended December 31, 2010. The increase in net revenues for the year ended December 31, 2011 was attributable to the following:

	Year Ended
Segment	December 31, 2011	December 31, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$394,693	$305,869	$88,824	$12,660	$68,739	$7,425
Aerospace	136,838	118,866	17,972	9,049	7,109	1,814
Flow Technologies	290,818	261,175	29,643	1,739	23,379	4,525

Total	$822,349	$685,910	$136,439	$23,448	$99,227	$13,764

Our Energy segment accounted for 48% of net revenues for the year ended December 31, 2011 compared to 45% for the year ended December 31, 2010. The Aerospace segment accounted for 17% of net revenues for both the year ended December 31, 2011 and the year ended December 31, 2010. The Flow Technologies segment accounted for 35% of net revenues for the year ended December 31, 2011 compared to 38% for the year ended December 31, 2010.

Energy segment revenues increased by $88.8 million, or 29%, for the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily driven by $68.7 million of organic growth across the segment, particularly from the short-cycle North American businesses. This increase is also due to $12.7 million in revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) and $7.4 million of favorable foreign currency fluctuations. Orders for this segment increased $32.0 million to $396.8 million for the year ended December 31, 2011 compared to $364.8 million for the year ended December 31, 2010 primarily due to strength in short cycle businesses and the positive impact of the SF Valves acquisition, partially offset by minor weakness in international projects and due to a difficult comparison for pipeline solutions, which had a large $12.5 million order received in the third quarter of 2010. Backlog for our Energy segment has decreased by $10.6 million to $169.3 million as of December 31, 2011 compared to $179.9 million for the same period in 2010. Throughout 2011 we saw a continued rebound in North American short cycle activities. Large international project orders were inconsistent, but generally positive with pricing slowly improving and improvement in pipeline solutions.

Aerospace segment revenues increased by $18.0 million, or 15%, for the year ended December 31, 2011 compared to the same period in 2010. $9.0 million of the increase was driven by acquisitions, primarily the August 2010 acquisition of Castle. Additional increases were due to organic growth of $7.1 million across most areas with the exception of military aftermarket and favorable foreign currency fluctuations of $1.8 million. Orders for this segment increased $41.1 million to $165.0 million for the year ended December 31, 2011 compared to $123.9 million for the year ended December 31, 2010. This order increase was primarily due to a large $26.0 million multi-year military landing gear order placed in the third quarter of 2011. Order backlog increased 8% to $158.3 million as of December 31, 2011 compared to $147.2 million as of December 31, 2010.

Flow Technologies segment revenues increased by $29.6 million, or 11%, for the year ended December 31, 2011 compared to the same period in 2010. The revenue increase was due to organic growth of $23.4 million across most businesses with the exception of light emitting diode (“LED”) equipment. An additional increase of $4.5 million was due to favorable foreign currency fluctuations. Mazda Ltd. (“Mazda”), which we acquired in the second quarter of 2010, added $1.7 million in revenues. This segment’s customer orders increased 6% to $286.7 million for the year ended December 31, 2011 compared to $271.6 million as of December 31, 2010 with improvement in most markets excluding the LED equipment market. Order backlog declined to $69.8 million as of December 31, 2011 compared to $77.2 million as of December 31, 2010, driven by lower LED equipment, navy and maritime backlog, partially offset by increases in other Flow Technologies markets.

Gross Profit

Consolidated gross profit increased $28.1 million, or 14%, to $225.4 million for the year ended December 31, 2011 compared to $197.3 million for the same period in 2010. Consolidated gross margin of 27.4% for 2011 was a decrease of 140 basis points from 2010.

Gross profit for our Energy segment increased $16.3 million, or 23%, for the year ended December 31, 2011 compared to the same period in 2010. The gross profit increase was primarily due to $16.0 million of organic increases and $1.5 million in higher foreign exchange rates compared to the U.S. dollar. These increases were partially offset by a $1.2 million gross margin decrease due to the SF Valves acquisition. Gross margins declined 110 basis points to 22.0% for the year ended December 31, 2011 compared to 23.1% for the same period in 2010. This decline was primarily driven by pricing pressures in large international projects and the impact of the SF Valves acquisition, which recorded a loss in the first year of operations. These declines were partially offset by favorable volume and the associated leverage, especially in our North American businesses.

Gross Profit for our Aerospace segment increased $1.0 million, or 2%, for the year ended December 31, 2011 compared to the same period in 2010. This gross profit increase was primarily due to $1.4 million from the 2010 acquisitions and $0.5 million due to favorable foreign currency fluctuations, partially offset by organic decreases of $0.9 million. Gross margins declined by 410 basis points from 36.7% for the year ended December 31, 2010 to 32.6% for the year ended December 31, 2011 primarily due to the recently acquired Castle landing gear facility where we continue to implement the CIRCOR Business System and the investment in capital and engineering elsewhere to support future landing gear programs. These declines were partially offset by the increased volume, associated leverage and price increases.

Gross profit for the Flow Technologies segment increased $10.8 million, or 13%, for the year ended December 31, 2011 compared to the same period in 2010. Organic growth in most markets resulted in a $8.6 million increase in gross profit, while our recently acquired Mazda business added $0.7 million and favorable foreign currency fluctuations added another $1.5 million. Gross margins improved 50 basis points from 31.8% for the year ended December 31, 2010 to 32.3% for the year ended December 31, 2011 primarily due to increased volume, the associated leverage and price increases, partially offset by material and wage inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.9 million, or 13%, to $168.4 million for the year ended December 31, 2011 compared to $149.5 million for 2010. Selling, general and administrative expenses were 20.5% of revenues for 2011, a decrease of 130 basis points from 2010.

Selling, general and administrative expenses for our Energy segment increased 26% or $12.3 million for the year ended December 31, 2011 compared to the same period for 2010. Organic increases, inclusive of higher commissions, increased selling resources and higher acquisition-related expenses accounted for $6.8 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $4.1 million in expenses and foreign currency fluctuations added $1.3 million.

Selling, general and administrative expenses for our Aerospace segment increased 13% or $3.7 million for the year ended December 31, 2011 compared to the same period for 2010. This increase was due to acquisitions that added $2.2 million in expenses primarily from the Castle acquisition and organic increases of $1.0 million that include incremental investment in new programs and acquisition integration costs. Foreign currency fluctuations added an additional $0.5 million in expenses compared to the prior year.

Selling, general and administrative expenses for our Flow Technologies segment increased by $2.8 million or 5% for the year ended December 31, 2011 compared to the same period for 2010 primarily due to organic increases of $1.2 million partially from growth initiatives, a $0.7 million increase attributable to the Mazda acquisition and a $0.9 million increase due to foreign currency fluctuations.

Corporate, general and administrative expenses increased $0.1 million to $21.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to higher professional fees and share based compensation, partially offset by a $1.6 million receipt of a settlement of a long-standing litigation matter.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related charges decreased to $0.7 million for the year ended December 31, 2011 compared to $32.8 million for the year ended December 31, 2010. The majority of this decrease is attributed to the $31.4 million of Leslie bankruptcy related charges incurred during 2010 prior to Leslie’s emergence from bankruptcy in 2011. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2011 compared to the year ended December 31, 2010 was as follows:

	Year Ended
Segment	December 31, 2011	December 31, 2010	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$27,433	$23,441	$3,992	$(5,368)	$9,209	$151
Aerospace	12,674	15,402	(2,728)	(769)	(1,930)	(29)
Flow Technologies	37,586	(932)	38,518	(72)	37,918	672
Corporate	(21,395)	(22,925)	1,530	0	1,532	(2)

Total	$56,298	$14,986	$41,312	$(6,209)	$46,729	$792

Operating income increased $41.3 million, or 276%, to $56.3 million for the year ended December 31, 2011 compared to $15.0 million for the same period in 2010.

Operating income for our Energy segment increased $4.0 million, or 17%, to $27.4 million for the year ended December 31, 2011 compared to the same period in 2010. Operating margins declined 70 basis points to 7.0% on a revenue increase of 29%, compared to 2010. The increase in operating income was primarily due to the significant volume increase and the associated leverage in our North American businesses, offset by the impact of pricing pressures, especially in large international projects, and the impact of the SF Valves acquisition.

Operating income for the Aerospace segment decreased $2.7 million, or 18%, to $12.7 million for the year ended December 31, 2011 compared to the same period in 2010. The decrease in operating income was primarily due to the Castle acquisition losses and growth investments associated with new programs, partially offset by favorable volume and pricing.

Operating income for the Flow Technologies segment increased $38.5 million to income of $37.6 million for the year ended December 31, 2011 compared to a net loss of $0.9 million for the same period in 2010. The most significant factor contributing to this increase was a $30.5 million decrease in Leslie asbestos and bankruptcy related charges, as well as $7.4 million of additional income primarily from organic revenue increases at most businesses during 2011.

Corporate operating expenses decreased $1.5 million, or 7%, for the year ended December 31, 2011 compared to the same period in 2010, largely due to a 2011 payment of a litigation settlement and lower Leslie bankruptcy related charges.

Interest Expense, Net

Interest expense, net, increased $1.4 million to $3.9 million for 2011 compared to $2.5 million in 2010. This increase in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net

Other expense, net, was $2.2 million for the year ended December 31, 2011 compared to less than $0.1 million in the same period of 2010. The difference of $2.1 million was largely the result of the remeasurement of foreign currency balances.

Provision for Income Taxes

The effective tax rate was 27.0% for the year ended December 31, 2011 compared to (0.9)% for the same period of 2010. The rate for the year ended December 31, 2010 would have been 23.7% without the one-time cost recognized in association with the Leslie bankruptcy. The primary driver of the higher 2011 tax rate was the increased share of U.S. income compared to lower taxed foreign income.

Net Income

Net income increased $24.0 million to $36.6 million for the year ended December 31, 2011 compared to $12.6 million for the same period in 2010. The increase in net income was primarily the result of the decrease in Leslie bankruptcy related charges.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2010 and December 31, 2009:

	Year Ended
	December 31, 2010		December 31, 2009		% Change
	(Dollars in thousands)
Net revenues	$685,910	100.0%	$642,622	100.0%	6.7%
Cost of revenues	488,641	71.2	448,043	69.7	9.1

Gross profit	197,269	28.8	194,579	30.3	1.4
Selling, general and administrative expenses	149,508	21.8	137,982	21.5	8.4
Leslie asbestos and bankruptcy charges, net	32,775	4.8	54,079	8.4	(39.4)
Impairment charges	0	0.0	485	0.1	(100.0)
Special charges (recoveries)	0	0.0	(1,678)	(0.3)	(100.0)

Operating income	14,986	2.2	3,711	0.6	303.8
Other (income) expense:
Interest expense, net	2,516	0.4	1,068	0.2	135.6
Other income, net	(39)	0.0	(441)	(0.1)	(91.2)

Total other expense	2,477	0.4	627	0.1	295.1

Income before income taxes	12,509	1.8	3,084	0.5	305.6
Benefit for income taxes	(115)	0.0	(2,786)	(0.4)	(95.9)

Net income	$12,624	1.8	$5,870	0.9	115.1

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

Energy segment revenues increased by $12.5 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was the result of additional revenues of $22.8 million due to the fourth quarter 2009 acquisition of Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”) partially offset by organic declines of $4.5 million and unfavorable foreign currency fluctuations of $5.8 million. The organic declines were the result of weakness in our project businesses including large international and U.S. pipeline projects partially offset by a year over year rebound in short-cycle North American business. Orders for this segment increased $114.3 million to $364.8 million for the year ended December 31, 2010 compared to $250.5 million for the year ended December 31, 2009 primarily due to strength in short-cycle North American business, which rebounded from the low order intake recorded during 2009, as did, to a lesser extent, U.S. pipeline equipment orders. In addition, orders increased year over year as a result of the fourth quarter 2009 acquisition of Pipeline Engineering, partially offset by lower large international projects. Backlog for our Energy segment increased by $46.6 million to $179.9 million as of December 31, 2010 compared to $133.3 million for the same period in 2009. Throughout 2010 we saw a rebound in North American short cycle activities, which helped to offset lower large international projects compared to the prior year. During the fourth quarter ended December 31, 2010, we saw our first significant improvement in order activity for large International and North American pipeline projects.

Aerospace segment revenues increased by $5.5 million, or 5%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was driven primarily by the August 2010 acquisition of Castle and the March 2009 acquisitions of Bodet Aero (“Bodet”) and Atlas Productions (“Atlas”), increasing revenues by $9.3 million partially offset by organic declines of $2.0 million driven primarily by weakness in business jet and military and defense orders and unfavorable currency fluctuations of $1.8 million. Orders for this segment increased $9.5 million to $123.9 million for the year ended December 31, 2010 compared to $114.4 million for the year ended December 31, 2009. This order increase was primarily due to the positive impact of acquisitions, increases in military, commercial OEM and aftermarket orders partially offset by the timing of military landing gear orders, which we had recorded in 2009. Order backlog increased 28% to $147.2 million as of December 31, 2010 compared to $115.3 million as of December 31, 2009 driven primarily by our acquisition of Castle, which added approximately $30.0 million to our backlog during the year ended December 31, 2010.

Flow Technologies segment revenues increased by $25.3 million, or 11%, for the year ended December 31, 2010 compared to the same period in 2009. The revenue increase was due to organic growth of $27.3 million, primarily due to semiconductor strength, which has rebounded from distressed levels in 2009, a moderate rebound in process and industrial markets supporting growth in China along with $1.8 million from the Mazda acquisition in the second quarter of 2010. These increases were partially offset by weakness in the chemical, refining and HVAC markets and $3.7 million from foreign currency fluctuations. This segment’s customer orders increased 15% for the year ended December 31, 2010 compared to the same period last year with improvement in most markets except commercial construction, chemical and refining. Order backlog grew to $77.2 million as of December 31, 2010 compared to $68.0 million as of December 31, 2009, driven broadly across most of our businesses with the exception of sampling.

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

Selling, general and administrative expenses for our Energy segment increased 13% or $5.2 million for the year ended December 31, 2010 compared to the same period for 2009. The Pipeline Engineering acquisition in the fourth quarter of 2009 accounted for an $8.2 million incremental increase, which was partially offset by organic declines of $2.5 million that is inclusive of incremental investment in growth initiatives along with lower expenses associated with reduced headcount and the consolidation of two facilities in the prior year. In addition, foreign currency fluctuations reduced expenses $0.5 million.

Selling, general and administrative expenses for our Aerospace segment increased 20% or $4.8 million for the year ended December 31, 2010 compared to the same period for 2009. The majority of this increase can be attributed to organic increases including expenses related to engineering and product development supporting new programs and an incremental $2.2 million resulting from the acquisitions of Castle, Bodet and Atlas. These increases were partially offset by $0.5 million due to foreign exchange rates compared to the U.S. dollar.

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

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges were primarily associated with our Leslie subsidiary in the Flow Technologies segment. Net asbestos and bankruptcy related charges decreased to $32.8 million for the year ended December 31, 2010 compared to $54.1 million for the year ended December 31, 2009. The majority of this decrease is attributed to a one-time non-cash charge of $39.8 million taken during the fourth quarter of 2009 as an estimate of the indemnity costs associated with claims to be filed during the next five years. Partially offsetting this reduction due to the 2009 charge are Leslie bankruptcy related charges of $31.4 million incurred during 2010 and lower year over year indemnity accruals, defense costs and insurance recovery adjustments. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note (14) of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

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

Net Income

Net income increased $6.8 million to $12.6 million for the year ended December 31, 2010 compared to $5.9 million for the same period in 2009. This increase was primarily the result of lower Leslie asbestos and bankruptcy charges and higher profitability in the Flow Technologies segment offset by higher interest expense and lower profitability in the Energy and Aerospace segments.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs. We have historically generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	2011	2010	2009
Cash flow provided by (used in):
Operating activities	$(48,833)	$36,844	$46,552
Investing activities	(38,005)	(27,781)	(32,577)
Financing activities	97,052	(8,615)	(18,041)
Effect of exchange rates on cash balances	(1,111)	(1,046)	2,943

Increase (Decrease) in cash and cash equivalents	$9,103	$(598)	$(1,123)

During the year ended December 31, 2011, we used $48.8 million in operating activities compared to generating $36.8 million during the twelve months ended December 31, 2010. The higher amount of cash used in operating activities was primarily due to the payment of $76.6 million in April 2011 to fund the Leslie Controls Asbestos Trust (as described in more detail in Part I, Item III, “Legal Proceedings”

hereof), partially offset by higher net income compared to 2010. The $38.0 million used by investing activities included business acquisitions of $20.2 million and $17.9 million used for the net purchase of capital equipment. Financing activities provided $97.1 million, which included a net $100.4 million of proceeds from borrowings that were used to partially fund the Leslie Controls Asbestos Trust in April 2011, the SF Valves acquisition in the first quarter of 2011 and for working capital purposes. Financing activities also include $2.7 million used to pay dividends to shareholders and $2.0 million in debt issuance costs related to the new five year unsecured credit agreement we entered into in May 2011.

As of December 31, 2011, total debt was $105.1 million compared to $1.5 million at December 31, 2010. During February 2011, we borrowed $25.5 million from our existing credit facilities for the acquisition of SF Valves. In April 2011, we borrowed an additional $76.6 million to partially fund the Leslie Controls Asbestos Trust. Total debt as a percentage of total shareholders’ equity was 27% as of December 31, 2011 compared to less than 1% as of December 31, 2010.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2011, we had borrowings of $95.1 million outstanding under our credit facility and $44.2 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2011 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.27:1 at December 31, 2011 compared to 1.62:1 at December 31, 2010. The increase in the current ratio was primarily due to the funding of the Leslie Controls Asbestos Trust, which significantly reduced the asbestos liability compared to December 31, 2010. As of December 31, 2011, cash and cash equivalents totaled $54.9 million of which $51.2 million was held in foreign bank accounts. This compares to $45.8 million of cash and cash equivalents as of December 31, 2010 of which $40.4 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications.

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

In 2012, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and / or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:
Current portion of long-term debt	$8,796	$8,796	$0	$0	$0

Total short-term borrowings	8,796	8,796	0	0	0
Long-term debt, less current portion	96,327	0	96,169	158	0
Interest payments on debt	11,615	3,417	5,044	3,154	0
Operating leases	26,754	6,523	9,667	4,988	5,576

Total contractual cash obligations	$143,492	$18,736	$110,880	$8,300	$5,576

Other Commercial Commitments:
U.S. standby letters of credit	$2,860	$2,860	$0	$0	$0
International standby letters of credit	41,330	18,486	20,790	1,482	572
Commercial contract commitments	112,458	103,715	7,887	856	0

Total commercial commitments	$156,648	$125,061	$28,677	$2,338	$572

The interest on certain of our other debt balances, with scheduled repayment dates between 2012 and 2016 and interest rates ranging between 1.9% and 18.0%, have been included in the Interest Payments on Debt line within the Contractual Cash Obligations schedule. The most significant of our debt balances is the $95.1 million in outstanding borrowings under the 2011 Credit Agreement. Interest associated with this outstanding balance ranges from 1.9% to 3.9% as well as other fees. Capital lease obligations of $0.2 million and $0.4 million are included in the “Current portion of long-term debt” and “Long-term debt, less current portion” line items, respectively.

The most significant of our commercial contract commitments relate to approximately $109.1 million of commitments related to open purchase orders, $6.4 million of which extend to 2013. The remaining $3.4 million in commitments primarily relate to loan commitment fees and employment agreements. As of December 31, 2011, we did not have any open purchase order commitments that extend beyond 2014.

In 2011, we contributed $2.9 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan. In 2010, we contributed $2.3 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan. In 2012, we expect to make plan contributions totaling $2.1 million, consisting of $1.7 million in contributions to our qualified plan and payments of $0.4 million for our non-qualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

Refer to Note 2 of the accompanying consolidated financial statements for information on new accounting standards.

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

As of December 31, 2011, we had six forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount

U.S. Dollar/GBP	2	1,240	U.S. Dollars
Euro/GBP	2	250	Euros
Brazilian Real/Euro	2	6,500	Brazilian Reals

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of December 31, 2011 was approximately $0.1 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010. The unrealized foreign exchange gain (loss) for the year ended December 31, 2011, 2010 and 2009 of $0.2 million, ($4.2) million and $1.5 million, respectively, is included in other (income) expense in our consolidated statement of income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	531,056	(1)	$27.94	458,531
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	531,056	(1)	$27.94	458,531

(1)	Represents 145,313 stock options, and 385,743 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	98

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

Exhibit No.	Description and Location

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

10.29§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.39 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.30§

Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.31§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Susan M. McCuaig, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.42 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.32§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Richard A. Broughton, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.43 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.33§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.44 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.34§

Amendment to Severance Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.45 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.35

Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the lenders from time to time parties thereto, Suntrust Bank as administrative agent, swing line lender and letter of credit issuer, Suntrust Robinson Humphrey, Inc. as joint-lead arranger and joint-bookrunner, Keybank National Association as joint-lead arranger, joint-book runner and syndication agent, and Sovereign Bank as documentation agent, dated May 2, 2011, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2011

10.36§

Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.37§

Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

Exhibit No.	Description and Location

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

10.48§

Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.49§

Executive Change of Control Agreement between CIRCOR, Inc. and Michael Ross Dill, dated August 2, 2011, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2011

10.50*§	Executive Change of Control Agreement between CIRCOR, Inc. and Brian Young, dated October 18, 2011

21*	Schedule of Subsidiaries of CIRCOR International, Inc.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†

The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 23, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(ii)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

(iii)	Statements of Consolidated Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

(vi)	Notes to the Consolidated Financial Statements

*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
†	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ A. WILLIAM HIGGINS
A. William Higgins Chairman and Chief Executive Officer

Date:	February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. WILLIAM HIGGINS A. William Higgins	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ FREDERIC M. BURDITT Frederic M. Burditt	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2012

/s/ JOHN F. KOBER John F. Kober	Vice President, Corporate Controller (Principal Accounting Officer)	February 23, 2012

/s/ JEROME D. BRADY Jerome D. Brady	Director	February 23, 2012

/s/ DAVID F. DIETZ David F. Dietz	Director	February 23, 2012

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 23, 2012

/s/ THOMAS E. NAUGLE Thomas E. Naugle	Director	February 23, 2012

/s/ JOHN A. O’DONNELL John A. O’Donnell	Director	February 23, 2012

/s/ PETER M. WILVER Peter M. Wilver	Director	February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally acceptable in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CIRCOR International, Inc.:

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CIRCOR International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on CIRCOR International, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, CIRCOR International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of CIRCOR International, Inc. and subsidiaries and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 23, 2012

CIRCOR INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,855	$45,752
Short-term investments	99	101
Trade accounts receivable, less allowance for doubtful accounts of $1,127 and $822, respectively	156,075	138,860
Inventories	203,777	167,797
Income taxes refundable	0	1,625
Prepaid expenses and other current assets	12,376	5,749
Deferred income tax asset	16,320	20,111
Insurance receivables	0	38
Assets held for sale	542	542

Total Current Assets	444,044	380,575

PROPERTY, PLANT AND EQUIPMENT, NET	104,434	95,768
OTHER ASSETS:
Goodwill	77,829	63,175
Intangibles, net	58,442	62,322
Deferred income tax asset	27,949	11,829
Other assets	9,825	2,526

TOTAL ASSETS	$722,523	$616,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,493	$80,577
Accrued expenses and other current liabilities	63,386	51,248
Accrued compensation and benefits	24,328	22,305
Asbestos liability	1,000	79,831
Income taxes payable	5,553	38
Notes payable and current portion of long-term debt	8,796	851

Total Current Liabilities	195,556	234,850

LONG-TERM DEBT, NET OF CURRENT PORTION	96,327	684
DEFERRED INCOME TAXES	11,284	0
OTHER NON-CURRENT LIABILITIES	35,271	23,841
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,268,212 and 17,112,688 shares issued and outstanding at December 31, 2011 and 2010, respectively	173	171
Additional paid-in capital	258,209	254,154
Retained earnings	130,373	96,389
Accumulated other comprehensive (loss) income, net of taxes	(4,670)	6,106

Total Shareholders’ Equity	384,085	356,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$722,523	$616,195

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$822,349	$685,910	$642,622
Cost of revenues	596,954	488,641	448,043

GROSS PROFIT	225,395	197,269	194,579
Selling, general and administrative expenses	168,421	149,508	137,982
Leslie asbestos and bankruptcy charges	676	32,775	54,079
Impairment charges	0	0	485
Special recoveries	0	0	(1,678)

OPERATING INCOME	56,298	14,986	3,711

Other (income) expense:
Interest income	(265)	(244)	(467)
Interest expense	4,195	2,760	1,535
Other (income) expense, net	2,172	(39)	(441)

TOTAL OTHER EXPENSE	6,102	2,477	627

INCOME BEFORE INCOME TAXES	50,196	12,509	3,084
Provision (benefit) for income taxes	13,562	(115)	(2,786)

NET INCOME	$36,634	$12,624	$5,870

Earnings per common share:
Basic	$2.12	$0.74	$0.35
Diluted	$2.10	$0.73	$0.34
Weighted average common shares outstanding:
Basic	17,240	17,137	17,008
Diluted	17,417	17,297	17,111
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Statements of Consolidated Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$36,634	$12,624	$5,870

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,639)	(6,906)	10,196
Pension liability (1)	(5,349)	(1,040)	164
Pension liability adjustment (2)	212	182	359

Other comprehensive income (loss)	(10,776)	(7,764)	10,719

COMPREHENSIVE INCOME	25,858	4,860	16,589

(1)	Net of an income tax effect of ($3.3), ($0.6) and $0.1 million for the year ended 2011, 2010 and 2009, respectively.
(2)	Net of an income tax effect of $0.1, $0.1 and $0.2 million for the year ended 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$36,634	$12,624	$5,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,085	13,075	13,307
Amortization	4,351	4,301	3,034
Goodwill and intangible impairment charges	0	0	485
Provision for future asbestos claims	0	0	39,800
(Payment) provision for Leslie bankruptcy settlement	(76,625)	24,974	0
Compensation expense of stock-based plans	3,807	3,430	2,717
Tax effect of share-based compensation	(673)	(189)	493
Deferred income taxes	307	(9,868)	(18,237)
(Gain) loss on disposal of property, plant and equipment	(69)	315	(91)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(17,862)	(24,768)	35,936
Inventories	(38,588)	(21,997)	49,157
Prepaid expenses and other assets	(22,918)	1,721	509
Accounts payable, accrued expenses and other liabilities	47,718	33,226	(86,428)

Net cash (used in) provided by operating activities	(48,833)	36,844	46,552

INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,901)	(14,913)	(11,032)
Proceeds from the sale of property, plant and equipment	117	106	485
Purchase of investments	0	0	(300,431)
Proceeds from the sale of investments	0	21,427	315,917
Business acquisitions, net of cash acquired	(20,221)	(34,401)	(37,516)

Net cash used in investing activities	(38,005)	(27,781)	(32,577)

FINANCING ACTIVITIES
Proceeds from long-term debt	279,346	88,680	60,051
Payments of long-term debt	(178,905)	(95,370)	(73,336)
Debt issuance costs	(2,001)	0	(1,935)
Dividends paid	(2,650)	(2,643)	(2,568)
Proceeds from the exercise of stock options	589	529	240
Tax effect of share-based compensation	673	189	(493)

Net cash provided by (used in) financing activities	97,052	(8,615)	(18,041)

Effect of exchange rate changes on cash and cash equivalents	(1,111)	(1,046)	2,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,103	(598)	(1,123)
Cash and cash equivalents at beginning of year	45,752	46,350	47,473

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,855	$45,752	$46,350

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$7,352	$9,273	$29,427
Interest	$4,646	$2,589	$1,392

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2008	16,898	$169	$247,196	$83,106	$3,151	$333,622

Net income				5,870		5,870
Other comprehensive income, net of tax					10,719	10,719
Common stock dividends paid				(2,568)		(2,568)
Stock options exercised	14		240			240
Excess tax benefit from share-based compensation			(493)			(493)
Conversion of restricted stock units	79	1	370			371
Share-based compensation			2,647			2,647

BALANCE AT DECEMBER 31, 2009	16,991	$170	$249,960	$86,408	$13,870	$350,408

Net income				12,624		12,624
Other comprehensive loss, net of tax					(7,764)	(7,764)
Common stock dividends paid				(2,643)		(2,643)
Stock options exercised	32		529			529
Tax effect from share-based compensation			189			189
Conversion of restricted stock units	90	1	47			48
Share-based compensation			3,429			3,429

BALANCE AT DECEMBER 31, 2010	17,113	$171	$254,154	$96,389	$6,106	$356,820

Net income				36,634		36,634
Other comprehensive loss, net of tax					(10,776)	(10,776)
Common stock dividends paid				(2,650)		(2,650)
Stock options exercised	33		589			589
Excess tax benefit from share-based compensation			673			673
Conversion of restricted stock units	122	2	(1,014)			(1,012)
Share-based compensation			3,807			3,807

BALANCE AT DECEMBER 31, 2011	17,268	$173	$258,209	$130,373	$(4,670)	$384,085

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 24 significant manufacturing facilities that are located in the United States, Canada, Western Europe, Morocco, Brazil, India and the People’s Republic of China.

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

Fair Value

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement and the fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, pension plan assets and certain intangible assets.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent),” which permits a reporting entity to utilize, without adjustment, the NAV provided by a third party investee as a practical expedient to measure the fair value of certain investments. The Company does not have any significant direct investments within the scope of ASU No. 2009-12, but the plan assets of the Company’s benefit plans are valued based on NAV as indicated in Note 13.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. We may enter into certain arrangements with multiple deliverables that may include any combination of designing, developing and manufacturing valves and other highly engineered products and sub-systems. Delivery of these products and sub-systems typically occurs within a one to two-year period, although most arrangements have a shorter timeframe for delivery. Revenue is generally allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. We also have certain long-term arrangements requiring delivery of products or services over extended periods of time and revenue and profits on each arrangement are recognized in accordance with the percentage-of-completion method of accounting.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the cost of selling products as well as administrative function costs. These expenses primarily are comprised of salaries and commissions related to the Company’s sales force and other administrative costs, including salaries and office facility costs and administrative expense for certain support functions and the related overhead.

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2011 and 2010, short-term investments primarily consist of guaranteed investment certificates. As of December 31, 2011, cash and cash equivalents totaled $54.9 million of which $51.2 million was held in foreign bank accounts. This compares to $45.8 million of cash and cash equivalents as of December 31, 2010 of which $40.4 million was held in foreign bank accounts. Short-term investments as of December 31, 2011 and 2010 totaled $0.1 million, all of which is held in foreign bank accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Lower of cost or market value of inventory is determined at the operating unit level and is evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the cost of disposal.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2011 and 2010 were $9.4 million and $7.9 million, respectively. This amount increased during the twelve months ended December 31, 2011 due to additional late shipments to customers that included penalty clauses. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Business Acquisitions

ASC Topic 805 provides guidance regarding business combinations and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. For more detailed information, refer to Note 3, Business Acquisitions.

Goodwill and Intangible Assets

We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2011, the Company’s three reporting units were Energy, Aerospace and Flow Technologies with respective goodwill balances of $51.9 million, $22.1 million and $3.8 million.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill and intangible assets are recorded at cost; intangible assets with definitive lives are amortized over their useful lives. We perform an impairment assessment at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant for goodwill and intangible assets with indefinite lives.

In assessing the 2010 fair value of goodwill, we used our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on weighted average cost of capital for our step one analysis. In 2010 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2010 goodwill assessment exceeded the carrying amounts by approximately 65%, 74% and 130% for our Energy, Aerospace and Flow Technologies reporting units, respectively.

We have chosen to perform a qualitative analysis in accordance with FASB ASU 2011-08 for our three reporting units for our October 31, 2011 annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of the reporting units is not less than their respective carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect a reporting unit’s fair value or the carrying amounts of its assets. Items that were considered include, but were not limited to, the following: macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, events affecting each reporting unit, changes in the Company’s share price, and other Company specific events. After assessing these and other factors the Company determined that it was more likely than not that the fair value of each of these reporting units was not less than the respective carrying amount as of our October fiscal month end. We assessed these factors again as of December 31, 2011 and determined it was more likely than not that the fair value of these three reporting units was not less than the carrying amounts.

The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss is recognized in an amount equal to that excess. No intangible asset impairments were recorded in 2011, 2010, or 2009. If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2011 was $77.8 million compared with $63.2 million as of December 31, 2010. Net intangible assets as of December 31, 2011 were $58.4 million compared to $62.3 million as of December 31, 2010. The total amount on non-amortizing assets was $29.6 million and $30.0 million, as of December 31, 2011 and 2010, respectively.

Impairment of Other Long-Lived Assets

Other long-lived assets include property, plant and equipment and intangible assets with definitive lives. We perform impairment analyses of our other long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of assets being reviewed for impairment, the assets are written to fair market value based upon third party appraisals.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2011, 2010 and 2009 were $2.5 million, $1.9 million and $1.9 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2011, 2010 and 2009, were $6.1 million, $6.1 million and $5.2 million, respectively.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2011, 2010 and 2009 were not significant.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (In thousands, except per share data):

	Year Ended December 31,
	2011			2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$36,634	17,240	$2.12	$12,624	17,137	$0.74	$5,870	17,008	$0.35
Dilutive securities, principally common stock options	0	177	(0.02)	0	160	(0.01)	0	103	(0.01)

Diluted EPS	$36,634	17,417	$2.10	$12,624	17,297	$0.73	$5,870	17,111	$0.34

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 173,771 anti-dilutive options and RSUs for the year ended December 31, 2011 ranging from $30.91 to $60.83. There were 141,483 anti-dilutive options and RSUs for the year ended December 31, 2010 ranging from $30.91 to $60.83. There were 186,018 anti-dilutive options and RSUs for the year ended December 31, 2009 ranging from $26.29 to $60.83.

As of December 31, 2011, there were 13,074 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of ASU No. 2009-13 effective January 1, 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05 to amend the presentation of comprehensive income in financial statements. This guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The guidance must be applied retrospectively and is effective for the first quarter of 2012. We have elected to adopt this standard early and have presented comprehensive income in two separate but consecutive statements in this Annual Report. The adoption of this updated authoritative guidance impacted the presentation of our consolidated financial statements, but it did not change the items that we reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 to defer one provision of ASU 2011-05. The amendments in 2011-12 defer the requirements under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. These amendments do not have any impact on the presentation of other comprehensive income in our financial statements.

In the third quarter of 2011, the FASB issued an ASU aimed at simplifying entities’ annual goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is allowed. We have elected to adopt this standard early and have applied the provisions of this ASU to our 2011 annual impairment analysis of goodwill.

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

On September 28, 2009, we acquired Pipeline Engineering & Supply Co. Ltd. (“Pipeline Engineering”), a turn-key manufacturer of a full range of products and services that assist pipeline cleaning, pipeline integrity and flow assurance in the oil and gas industry. In connection with the Pipeline Engineering acquisition, we recorded estimated fair values of $12.6 million for current assets, $7.6 million for fixed assets, $10.3 million for identified intangible assets, and $4.0 million for debt. The excess of the purchase price over the fair value of the net identifiable assets was $13.3 million and was recorded as goodwill and will not be deductible for tax purposes. Pipeline Engineering has been integrated into our Energy segment.

On April 6, 2010, we acquired Ateliers de Navarre (“ADN”), located in Pau, France. Also on April 6, 2010, we acquired the remaining 48% ownership interest of Technoflux Sarl (“Technoflux”), a Moroccan corporation. ADN and Technoflux, which are reported in our Aerospace segment, expanded our capabilities in DC and AC motors, stator, rotor, solenoid and bobbin assembly. In connection with these acquisitions, we recorded estimated fair values of $1.0 million for current assets, $0.2 million of fixed assets and $2.5 million of current liabilities. The excess of the purchase price over the fair value of the net identifiable assets of $1.3 million was recorded as goodwill and will not be deductible for tax purposes.

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

On August 3, 2010, we acquired certain assets of Castle Precision Industries (“Castle”), located in Sylmar, California. Castle manufactures landing gear components, landing gear and actuation sub-systems, and provides maintenance, repair and overhaul services to the commercial and military aircraft markets. Castle has been integrated into our Aerospace segment. In connection with this acquisition, we recorded estimated fair values of $4.4 million of current assets, $0.9 million of fixed assets, $0.6 million of current liabilities, $2.1 million of long-term liabilities, and $9.0 million of intangible assets. We placed $2.6 million in an escrow account to secure certain indemnification and purchase price obligations of the seller. The excess of the purchase price over the fair value of the net identifiable assets of $14.4 million was recorded as goodwill and will be deductible for tax purposes.

On February 4, 2011, we acquired the stock of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. SF Valves is reported in our Energy segment. In connection with this acquisition, as of December 31, 2011, we have recorded estimated fair values of $4.3 million of current assets, $5.1 million of non-current assets, $7.6 million of fixed assets, $3.7 million of current liabilities, $7.8 million of long-term liabilities, $3.9 million of debt and $4.2 million of intangible assets. We placed approximately $9.0 million in an escrow account to secure certain indemnification and purchase price obligations of the seller. The excess of the purchase price over the fair value of the net identifiable assets of $14.0 million is recorded as goodwill and will not be deductible for Brazilian tax purposes.

The following table reflects unaudited pro forma consolidated net revenue, net income, and earnings per share on the basis that the Bodet, Atlas, Pipeline Engineering, ADN, Technoflux, Mazda, Castle and SF Valves acquisitions took place and were recorded at the beginning of each of the respective periods presented (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net revenue	$823,440	$714,682	$693,098
Net income	35,802	12,397	6,819
Earnings per share: basic	2.08	0.72	0.40
Earnings per share: diluted	2.06	0.72	0.40

The unaudited pro forma consolidated condensed results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2011, 2010 and 2009 (In thousands):

	Year Ended December 31,
	2011	2010	2009
Reconciliation of net cash paid:
Cash paid	$20,221	$34,401	$38,988
Less: cash acquired	0	0	1,472

Net cash paid for acquired businesses	$20,221	$34,401	$37,516

Determination of goodwill:
Cash paid, net of cash acquired	$20,221	$34,401	$37,516
Liabilities assumed	10,300	5,594	31,073
Less: acquisition escrow payments	0	0	0
Less: fair value of assets acquired, net of goodwill and cash acquired	16,571	24,461	54,394

Goodwill	$13,950	$15,534	$14,195

(4)    Special Charges

For the years ended December 31, 2011 and 2010, we did not record any special charges. For the year-ended December 31, 2009, we recorded special recoveries of $1.7 million, which includes receipt of payments of $1.1 million related to a 2007 asset sale within our Energy segment and a $0.5 million special recovery that resulted from the fair value of the acquired assets related to the Bodet acquisition exceeding the consideration transferred within our Aerospace segment. The following table sets forth our special charges (In thousands):

	Year Ended December 31,
	2011	2010	2009
Special Charges (Recoveries):
Gain on assets held for sale	$0	$0	$(1,135)
Acquired asset fair value in excess of consideration paid	0	0	(543)

Total Special Charges (Recoveries)	$0	$0	$(1,678)

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2011	2010
Raw materials	$57,755	$49,451
Work in process	96,678	80,402
Finished goods	49,344	37,944

	$203,777	$167,797

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	December 31,
	2011	2010
Land	$14,244	$12,196
Buildings and improvements	64,719	62,193
Manufacturing machinery and equipment	138,767	127,748
Computer equipment and software	17,887	15,583
Furniture and fixtures	9,875	9,178
Motor vehicles	909	800
Construction in progress	3,467	2,227

	249,868	229,925
Accumulated depreciation	(145,434)	(134,157)

	$104,434	$95,768

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $15.1 million, $13.1 million, and $13.3 million, respectively.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill, by segment as of December 31, 2011 and 2010 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175
Business acquisitions (see Note 3)	13,950	0	0	13,950
Adjustments to preliminary purchase price allocation	0	2,713	(19)	2,694
Currency translation adjustments	(1,479)	(52)	(459)	(1,990)

Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2009	$39,653	$6,573	$1,667	$47,893
Business acquisitions (see Note 3)	(6)	12,910	2,630	15,534
Currency translation adjustments	(224)	(53)	25	(252)

Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175

The table below presents gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$6,092	$(5,568)	$6,065	$(5,503)
Trademarks and trade names (non-amortizing)	29,631	0	29,955	0
Land use rights	461	(70)	442	(56)
Customer relationships	38,346	(14,161)	37,105	(11,018)
Backlog	1,510	(1,306)	2,198	(983)
Other	7,027	(3,520)	7,033	(2,916)

Total	$83,067	(24,625)	$82,798	(20,476)

Net carrying value of intangible assets	$58,442		$62,322

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2011 (In thousands):

	2012	2013	2014	2015	2016	After 2016
Estimated amortization expense	$3,717	$3,671	$3,541	$3,517	$3,193	$11,172

For purposes of our annual goodwill impairment test as of our October fiscal month end, we chose to perform a qualitative analysis for our three reporting units and we determined it was more likely than not that the fair value of these reporting units were not less than the respective carrying amounts. In 2010 when we performed our step one goodwill analysis, the fair value of each of our reporting units exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2010 goodwill assessment exceeded the book value by approximately 65%, 74%, and 130% for the Energy, Aerospace and Flow Technologies reporting units, respectively. The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss is recognized in an amount equal to that excess. We again assessed the goodwill and intangible factors as of December 31, 2011 and determined there were no impairments.

For the years ended December 31, 2011 and December 31, 2010, we did not record any goodwill impairment or intangible impairment charges. For the year ended December 31, 2009 we recorded intangible impairment charges of $0.5 million consisting of the impairment of two trademarks within our Energy and Aerospace reporting units, where future cash flows no longer supported the carrying value on our balance sheet.

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2011	2010
Deferred income tax liabilities:
Excess tax over book depreciation	$9,131	$8,325
Goodwill and other intangibles	15,049	15,284

Total deferred income tax liabilities	24,180	23,609

Deferred income tax assets:
Accrued expenses	9,358	40,209
Inventories	8,003	6,858
Net operating loss and credit carry-forward	28,928	8,710
Intangible assets	3,522	4,503
Accumulated other comprehensive income—pension benefit obligation	8,087	4,939
Other	9,897	450

Total deferred income tax assets	67,795	65,669
Valuation allowance	(10,630)	(10,120)

Deferred income tax asset, net of valuation allowance	57,165	55,549

Deferred income tax asset, net	$32,985	$31,940

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

Net current deferred income tax asset	$16,320	$20,111
Net non-current deferred income tax asset	27,949	11,829
Net non-current deferred income tax liability	(11,284)	0

Deferred income tax asset, net	$32,985	$31,940

Deferred income taxes by geography are as follows:
Domestic net current asset	$10,262	$13,466
Foreign net current asset	6,058	6,645

Net current deferred income tax asset	$16,320	$20,111

Domestic net non-current asset	$17,991	$23,788
Foreign net non-current liability	(1,326)	(11,959)

Net non-current deferred income tax asset	$16,665	$11,829

The provision (benefit) for income taxes is based on the following pre-tax income (loss) (In thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$33,718	$(17,652)	$(45,546)
Foreign	16,478	30,161	48,630

	$50,196	$12,509	$3,084

The provision (benefit) for income taxes consists of the following (In thousands):

	2011	2010	2009
Current:
Federal	$(435)	$2,107	$117
Foreign	12,786	7,061	15,016
State	904	585	318

Total current	$13,255	$9,753	$15,451

Deferred (benefit):
Federal	$11,970	$(7,934)	$(16,477)
Foreign	(11,862)	(775)	(1,613)
State	199	(1,159)	(147)

Total deferred (benefit)	$307	$(9,868)	$(18,237)

Total provision (benefit) for income taxes	$13,562	$(115)	$(2,786)

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2011	2010	2009
Expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	(3.0)	3.6
Foreign tax rate differential and credits	(7.9)	(34.1)	(122.5)
Manufacturing deduction	0.0	(1.6)	(3.5)
Research and experimental credit	(0.7)	(2.6)	(8.1)
Other, net	(0.8)	5.4	5.2

Effective tax rate	27.0%	(0.9)%	(90.3)%

With regard to the deferred tax assets, we maintained a total valuation allowance of $10.6 million and $10.1 million at December 31, 2011 and 2010, respectively. We had foreign tax credits of $23.1 million, state net operating losses of $67.7 million and state tax credits of $1.2 million at December 31, 2011. At December 31, 2010, we had foreign tax credits of $8.0 million, state net operating losses of $7.5 million and state tax credits of $0.8 million. The foreign tax credits, if not utilized, will expire in 2015 and 2021. The state net operating losses and state tax credits, if not utilized, will expire between 2016 and 2031. The $10.6 million valuation allowance as of December 31, 2011 is comprised of $7.9 million related to foreign credit carry-forwards and $2.7 million related to state income tax benefits.

The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for a portion or all of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and is forecasting future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income for the Company to realize the remaining deferred tax assets.

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

As of December 31, 2011, the liability for uncertain income tax positions was $2.4 million excluding interest of $1.0 million. As of December 31, 2011 and December 31, 2010, accrued interest and penalties were $1.0 and $0.1 million respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011 and 2010. Approximately $1.4 million as of December 31, 2011 represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods. The table below does not include interest and penalties of $1.0 million and $0.1 million as of December 31, 2011 and 2010 respectively.

	December 31,
	2011	2010
Balance beginning January 1	$1,941	$2,359
Additions for tax positions of prior years	1,289	50
Additions based on tax positions related to current year	148	243
Settlements	(932)	(692)
Lapse of statute of limitations	0	(19)

Balance ending December 31	$2,446	$1,941

Undistributed earnings of our foreign subsidiaries amounted to $121.2 million at December 31, 2011 and $149.0 million at December 31, 2010. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability.

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

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2011	2010
Customer deposits and obligations	$24,137	$14,340
Commissions payable and sales incentive	12,450	9,011
Penalty accruals	9,401	7,937
Contract loss accrual	779	2,808
Warranty reserve	3,104	2,508
Professional fees	991	1,928
Insurance	727	1,145
Taxes other than income tax	3,424	1,780
Other	8,373	9,791

	$63,386	$51,248

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2011	2010
Capital lease obligations	$550	$415
Line of Credit at interest rates ranging from 1.86% to 3.88%	95,056	0
Other borrowings, at varying interest rates ranging from 2.90% to 18.00% in 2011 and 0.00% to 18.00% in 2010	9,517	1,120

Total long-term debt	105,123	1,535
Less: current portion	8,796	851

Total long-term debt, less current portion	$96,327	$684

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. We capitalized $2.0 million in debt issuance costs that will be amortized over the five year life of the agreement. As of December 31, 2011, we had borrowings of $95.1 million outstanding under our credit facility and $44.2 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2011 and December 31, 2010.

At December 31, 2011, minimum principal payments required during each of the next five years and thereafter are as follows (In thousands):

	2012	2013	2014	2015	2016	Thereafter
Minimum principal payments	$8,796	$684	$429	$124	$95,090	$0

(11)    Share-Based Compensation

As of December 31, 2011, we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of December 31, 2011, there were 145,313 stock options and 385,743 restricted stock units outstanding. In addition, there were 540,963 shares available for grant under the 1999 Stock Plan as of December 31, 2011. As of December 31, 2011 there were 13,074 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In 2011, we granted 64,755 stock option awards compared with 34,081 in 2010 and none in 2009.

The fair value of stock options granted during the year ended December 31, 2011 of $16.96 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.2%
Expected life (years)	5.8
Expected stock volatility	46.4%
Expected dividend yield	0.4%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2011 and December 31, 2010 we granted 72,417 and 130,226 RSU Awards with approximate fair values of $38.14 and $30.91 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSPs represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. Restricted stock units totaling 43,734 and 13,505 with per unit discount amounts representing fair values of $12.87 and $10.20 were granted under the CIRCOR Management Stock Purchase Plan during December 31, 2011 and December 31, 2010, respectively.

Compensation expense related to our share-based plans for the twelve month periods ended December 31, 2011, 2010 and 2009 was $3.8 million, $3.4 million and $2.7 million, respectively, and was recorded as selling, general, and administrative expense in our statement of operations.

As of December 31, 2011, there was $4.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.0 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2011, 2010, and 2009 and changes during the years are presented in the table below (Options in thousands):

	December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	135	$23.29	132	$19.81	152	$19.35
Granted	65	38.27	34	30.91	0	0.00
Exercised	(33)	18.12	(31)	16.88	(14)	11.86
Forfeited	(22)	36.05	0	0.00	(6)	25.94

Options outstanding at end of period	145	$29.20	135	$23.29	132	$19.81

Options exercisable at end of period	68	$21.95	101	$20.72	120	$19.31

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2011 was 5.8 years and 2.3 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.5 million and $0.1 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2011, 2010 and 2009 was $0.0 million, $0.1 million and $0.2 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2011 was $1.1 million and $0.9 million, respectively. As of December 31, 2011, there was $0.8 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about stock options outstanding at December 31, 2011 (Options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$13.90 – $24.41	29	1.1	$17.93	29	$17.93
24.42 – 27.91	39	3.1	24.90	39	24.90
27.92 – 35.05	32	8.4	30.95	0	N/A
35.06 – 39.00	45	9.2	39.00	0	N/A

$13.90 – $39.00	145	5.8	$29.20	68	$21.95

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2011, 2010, and 2009 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2011		2010		2009
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	340	$30.79	291	$30.63	213	$38.35
Granted	72	38.14	130	30.91	167	22.27
Settled	(134)	29.84	(69)	30.04	(42)	36.63
Cancelled	(44)	31.30	(12)	33.24	(47)	30.69

RSU Awards outstanding at end of period	234	$33.52	340	$30.79	291	$30.63

RSU Awards exercisable at end of period	12	$34.48	23	$30.06	25	$28.50

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2011, 2010 and 2009 was $5.6 million, $2.2 million and $1.4, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2011, 2010 and 2009 was $3.4 million, $1.9 million and $1.6 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2011 was $8.3 million and $0.4 million, respectively.

The following table summarizes information about RSU Awards outstanding at December 31, 2011:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 – $27.99	55	1.09	$22.25	4	$22.23
28.00 – 30.99	71	1.21	30.87	0	30.91
31.00 – 36.99	24	1.62	35.26	5	36.23
37.00 – 40.99	51	2.16	39.00	0	N/A
41.00 – 60.99	33	5.77	47.98	3	48.66

$22.00 – $60.99	234	2.01	$33.52	12	$34.48

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2011, 2010, and 2009 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2011		2010		2009
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	173	$18.64	212	$17.32	137	$20.29
Granted	44	26.13	14	20.71	140	14.89
Settled	(45)	27.76	(49)	19.06	(37)	18.94
Cancelled	(20)	18.25	(4)	17.20	(28)	18.32

RSU MSPs outstanding at end of period	152	$18.14	173	$18.64	212	$17.32

RSU MSPs exercisable at end of period	1	$32.60	2	$18.63	19	$10.80

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2011, 2010, and 2009 was $0.5 million, $0.6 million and $1.1 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2011, 2010, and 2009 was $0.6 million, $0.4 million and $0.5 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding and exercisable as of December 31, 2011 was $2.6 million and $0.0 million, respectively.

The following table summarizes information about RSU MSPs outstanding at December 31, 2011 (RSUs in thousands):

	RSU MSPs Outstanding			RSU MSPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$ 14.89 – $ 16.99	105	0.17	$14.89	0	$	N/A
17.00 – 26.99	46	1.98	25.09	0		N/A
27.00 – 32.60	1	0.00	32.60	1		32.60

$ 14.89 – $32.60	152	0.72	$18.14	1		$32.60

(12)    Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) consists of the following (In thousands):

	December 31, 2011
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$8,525	$0	$8,525
Pension liability	(21,282)	8,087	(13,195)

Total accumulated other comprehensive (loss) income	$(12,757)	$8,087	$(4,670)

	December 31, 2010
	Gross Amount	Tax Effect	Net of Tax
Cumulative translation adjustment	$14,164	$0	$14,164
Pension liability	(12,997)	4,939	(8,058)

Total accumulated other comprehensive income	$1,167	$4,939	$6,106

The decrease in our cumulative translation adjustment balance of $5.6 million in 2011 was primarily a result of appreciation of the U.S. dollar against other foreign currencies.

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

Based on our desire to ensure compliance with Section 409A of the Internal Revenue Service Code, during 2009 we facilitated a mandatory cash-out to all active and terminated employees of the supplemental plan who were not currently receiving benefit payments. This pension settlement (shown as a special event in the table below) resulted in $0.2 million of pre-tax expense during the year ended December 31, 2009.

During 2011, we made $2.9 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our non-qualified supplemental plan. In 2012, we expect to make cash contributions of approximately $1.7 million to our qualified plan and payments of $0.4 million for our non-qualified plan. Contributions to the qualified plan may differ based on a re-assessment of this plan’s funded status during 2012 based on separate IRS cash funding calculations. Global capital market and interest rate fluctuations will also impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense for the benefit plans are as follows (In thousands):

	Year Ended December 31,
	2011	2010	2009
Components of net benefit expense:
Service cost-benefits earned (1)	$430	$400	$350
Interest cost on benefits obligation	2,161	2,137	2,044
Expected return on assets	(2,438)	(2,026)	(1,637)

Net pension costs and return	153	511	757

Net loss amortization	341	294	324
Prior service cost amortization	0	0	15

Total amortization items	341	294	339

Immediate recognition due to special events	0	0	240
Net periodic cost of defined benefits plans	494	805	1,336
Cost of 401(k) plan company contributions	3,707	3,524	3,825

Net benefit expense	$4,201	$4,329	$5,401

(1)	Plan administration charges

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2011	2010	2009
Net periodic benefit cost:
Discount rate – qualified plan	5.50%	6.00%	6.25%
Discount rate – nonqualified plan	5.25%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

Benefit obligations:
Discount rate – qualified plan	4.50%	5.50%	6.00%
Discount rate – nonqualified plan	4.25%	5.25%	5.75%
Rate of compensation increase – nonqualified plan	N/A	N/A	N/A
Rate of compensation increase – qualified plan	N/A	N/A	N/A

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year-end 2011 benefit obligations, we utilized 4.50% as our discount rate for our qualified plan and 4.25% as a discount rate for our nonqualified plan on a weighted average basis given the level of yield on high-quality corporate bond interest rates at fiscal year-end 2011. The effect of the discount rate change raised our projected benefit obligation at December 31, 2011 by approximately $5.5 million and will increase our 2012 pension expense by approximately $0.2 million.

In selecting the expected long-term rate of return on assets for the qualified plan, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. In 2011 we changed the target allocation of our funds to have an increased percentage of debt securities compared to equities. As such, the expected long-term rate of return on assets declined from 8.00% for determining 2011 expense to 7.00% for determining 2012 expense. This will increase our 2012 pension expense by approximately $0.3 million.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2011 and December 31, 2010 are as follows (In thousands):

	December 31,
	2011	2010
Change in projected benefit obligation:
Balance at beginning of year	$40,330	$36,578
Service cost	430	400
Interest cost	2,161	2,137
Actuarial loss	5,529	3,180
Benefits paid	(1,654)	(1,533)
Administrative expenses	(20)	(432)

Balance at end of year	$46,776	$40,330

Change in fair value of plan assets:
Balance at beginning of year	$29,258	$24,970
Actual return on assets	(659)	3,528
Benefits paid	(1,654)	(1,533)
Administrative expenses	(20)	(432)
Employer contributions	3,245	2,725

Fair value of plan assets at end of year	$30,170	$29,258

Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(16,606)	$(11,072)

Pension plan accumulated benefit obligation (“ABO”)	$41,321	$35,241
Supplemental pension plan ABO	5,455	5,089

Aggregate ABO	$46,776	$40,330

The following information is presented as of December 31, 2011 and 2010 (In thousands):

	2011	2010
Funded status, end of year:
Fair value of plan assets	$30,170	$29,258
Benefit obligations	(46,776)	(40,330)

Net Pension Liability	$(16,606)	$(11,072)

Pension Liability recognized in the balance sheet consists of:
Noncurrent asset	$0	$0
Noncurrent liability	(16,606)	(11,072)

Total	$(16,606)	$(11,072)

Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$21,282	$12,997
Prior service cost	0	0

Total	$21,282	$12,997

Estimated pension expense to be recognized in other comprehensive income in 2012 consists of:
Amortization of net losses	631
Prior service cost	0

Total	$631

At December 31, 2011, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2012	2013	2014	2015	2016	2017–2021
Expected benefit payments	$1,752	$1,862	$1,943	$2,076	$2,200	$12,946

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010, utilizing the fair value hierarchy are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Total	Level 1	Total	Level 2
Cash and Money Markets	$3,487	$3,487	$0	$0
Comingled and Mutual Funds
U.S. Equity Funds	5,378	5,378	16,695	16,695
Non-U.S. Equity Funds	4,497	4,497	4,395	4,395
Fixed Income Funds	16,228	16,228	8,168	8,168
Alternate Investments
Commodity Funds	291	291	0	0
Real Estate Funds	289	289	0	0

Total Fair Value	$30,170	$30,170	$29,258	$29,258

The Company’s pension plan assets are measured at fair value. For pension assets, fair value is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets.

In 2010, the fair values of the investment funds were based on inputs, other than quoted prices, that were observable in active markets. The funds were privately managed equity and fixed income funds that had quoted prices from active markets; therefore the investments were classified as Level 2. Funds were valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV was based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.

In 2011, all pension plan assets were transferred from Level 2 to Level 1 due to a change in the type of investment securities made along with a change in pension asset custodians. All assets as of December 31, 2011 are comprised of mutual funds held and are traded on the open market where quoted prices are determinable and available daily. The investments are valued using a market approach based on prices obtained from the primary or secondary exchanges on which they are traded.

Our investment objectives for the portfolio of the plans’ assets are to approximate the return of a composite benchmark comprised of 50% of the Barclays Capital Aggregate Bond Index, 15% of the Morgan Stanley Capital International EAFE Index, 5% of the Morgan Stanley Capital International Emerging Markets Index, 5% of the Absolute Return Index, and 25% of the Russell 1000 Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Realigning among asset classes will occur periodically as global markets change. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 50% in equities and 50% in fixed income, although the actual plan asset allocations may be within a range around these targets.

(14)    Contingencies, Commitments and Guarantees

Asbestos and Bankruptcy Litigation

Background

On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust, and the only remaining financial obligation of Leslie and CIRCOR is payment of the Note. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.

Accounting—Indemnity and Defense Cost Liabilities and Assets

Leslie recorded an estimated liability associated with reported asbestos claims when it believed that a loss was both probable and could be reasonably estimated. By the fourth quarter of 2009 it was determined that Leslie had claims experience sufficient to provide a reasonable estimate of the liability associated not only with Leslie’s open asbestos claims but also with respect to future claims. As a result, during the fourth quarter of 2009, Leslie recorded an additional $39.8 million to its asbestos liability accrual for the estimated indemnity costs associated with future claims anticipated to be filed during the next five years. Asbestos related defense costs continued to be expensed as incurred and were not included in any future claim reserves. During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of December 31, 2011, the net liability decreased by $78.8 million with the funding of the Trust on April 28, 2011 and settlement of outstanding insurance recoveries as well as claim indemnity and defense cost liabilities. The remaining $1.0 million payable to the Trust is expected to be made during 2012. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2011	2010	2009
Existing claim indemnity liability	$0	$64	$57,716
Amounts payable to 524(g) trust	1,000	77,625	0
Incurred defense cost liability	0	2,142	2,544
Insurance recoveries receivable	0	(38)	(4,614)

Net Leslie asbestos and bankruptcy liability	$1,000	$79,793	$55,646

Experience and Financial Statement Impact

The following table provides information regarding Leslie’s pre-tax asbestos and bankruptcy related costs (recoveries) for the years ended December 31, 2011, 2010, and 2009. The $0.7 million of net charges (recoveries) in 2011 is the result of additional bankruptcy related costs incurred partially offset by lower actual defense related expenses than previously anticipated.

	For the Year Ended December 31
(In Thousands)	2011	2010	2009
Indemnity costs accrued (filed cases)	$0	$2,496	$7,861
Five year future indemnity cost accrued	0	0	39,800
Adverse verdict interest costs (verdict appealed)	0	(2,390)	(1,026)
Defense cost incurred	(306)	7,501	12,312
Insurance recoveries adjustment	0	(3,652)	2,069
Insurance recoveries accrued	0	(2,627)	(6,937)
Bankruptcy related costs	982	31,447	0

Net pre-tax Leslie asbestos and bankruptcy expense	$676	$32,775	$54,079

Other Matters

Smaller numbers of asbestos-related claims have also been filed against two of our other subsidiaries—Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Hoke Incorporated (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.2 million at December 31, 2011. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to 6 years from December 31, 2011.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2011 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$21,346
Greater than 12 months	22,844

Total	$44,190

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $7.7 million, $6.7 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities were as follows at December 31, 2011 (In thousands):

	2012	2013	2014	2015	2016	Thereafter
Minimum lease commitments	$6,523	$5,249	$4,418	$3,118	$1,870	$5,576

Commercial Contract Commitment

As of December 31, 2011, we had approximately $109.1 million of commercial contract commitments related to open purchase orders. In addition, we had $3.4 million of commitments associated primarily with certain loan and employee agreements.

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

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2011.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2011 and 2010 (In thousands):

	December 31,
	2011	2010
Balance beginning December 31	$2,508	$3,561
Provisions	3,367	2,083
Claims settled	(2,907)	(3,033)
Acquired Reserves/Other	163	50
Currency translation adjustment	(27)	(153)

Balance ending December 31	$3,104	$2,508

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

As of December 31, 2011, we had six forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	2	1,240	U.S. Dollars
Euro/GBP	2	250	Euros
Brazilian Real/Euro	2	6,500	Brazilian Reals

This compares to eighteen forward contracts as of December 31, 2010. The fair value asset of the derivative forward contracts as of December 31, 2011 was approximately $0.1 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value liability of $1.7 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2010. The unrealized foreign exchange gain (loss) for the year ended December 31, 2011, 2010 and 2009 of $0.2 million, ($4.2) million and $1.5 million, respectively, is included in other (income) expense in our consolidated statement of income.

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

(17)    Segment Information

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2011
Net revenues	$394,693	$136,838	$290,818	$0	$822,349
Inter-segment revenues	1,231	10	466	(1,707)	0
Operating income (loss)	27,433	12,674	37,586	(21,395)	56,298
Interest income					(265)
Interest expense					4,195
Other income, net					2,172
Income before income taxes					50,196
Identifiable assets	382,123	189,484	192,010	(41,094)	722,523
Capital expenditures	7,056	4,809	4,343	1,693	17,901
Depreciation and amortization	7,636	4,972	5,927	901	19,436

Year Ended December 31, 2010
Net revenues	$305,870	$118,866	$261,174	$0	$685,910
Inter-segment revenues	796	86	154	(1,036)	0
Operating income (loss)	23,441	15,402	(932)	(22,925)	14,986
Interest income					(244)
Interest expense					2,760
Other expense, net					(39)
Income before income taxes					12,509
Identifiable assets	288,454	186,799	179,346	(38,404)	616,195
Capital expenditures	5,747	4,751	2,650	1,765	14,913
Depreciation and amortization	6,575	4,549	5,841	411	17,376

Year Ended December 31, 2009
Net revenues	$293,419	$113,327	$235,876	$0	$642,622
Inter-segment revenues	547	0	131	(678)	0
Operating income (loss)	35,224	17,217	(28,210)	(20,520)	3,711
Interest income					(467)
Interest expense					1,535
Other income, net					(441)
Income before income taxes					3,084
Identifiable assets	257,547	180,792	177,644	(53,930)	562,053
Capital expenditures	3,504	2,618	4,312	598	11,032
Depreciation and amortization	5,342	4,057	6,737	205	16,341

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2011, 2010 and 2009. Corporate Identifiable Assets after elimination of intercompany assets were $44.1 million, $33.8 million, and $27.3 million as of December 31, 2011, 2010 and 2009, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2011	2010	2009
United States	$385,205	$310,172	$270,703
Germany	58,048	72,039	32,384
United Kingdom	51,472	39,035	41,193
Canada	49,114	31,989	22,250
United Arab Emirates	39,874	47,091	11,575
Netherlands	35,402	13,300	26,321
France	34,449	32,545	30,315
South Korea	28,076	1,790	1,508
Brazil	15,494	3,231	1,296
Other	125,215	134,718	205,077

Total net revenues	$822,349	$685,910	$642,622

	December 31,
Long-lived assets by geographic area (In thousands)	2011	2010
United States	$68,375	$73,204
United Kingdom	33,513	36,188
France	16,530	17,576
China	10,474	10,256
Brazil	9,955	0
Germany	8,845	9,206
Italy	6,995	4,918
Netherlands	3,087	3,157
India	2,574	1,169
Morocco	2,069	2,290
Canada	459	126

Total long-lived assets	$162,876	$158,090

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Net revenues	$203,370	$191,908	$209,961	$217,110
Gross profit	56,228	54,606	55,187	59,374
Net income	7,906	7,497	10,947	10,284
Earnings (loss) per common share:
Basic	$0.46	$0.43	$0.63	$0.60
Diluted	0.45	0.43	0.63	0.59
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$47.15	$47.20	$44.51	$37.19
Low	36.94	37.86	26.17	27.66

Year ended December 31, 2010
Net revenues	$146,269	$168,005	$177,577	$194,059
Gross profit	42,719	49,542	51,481	53,527
Net income (loss)	5,733	(11,241)	10,399	7,733
Earnings (loss) per common share:
Basic	$0.34	$(0.66)	$0.61	$0.45
Diluted	0.33	(0.66)	0.60	0.44
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$34.04	$35.97	$32.59	$44.14
Low	25.21	25.38	24.86	30.79

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

(20)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2011, 2010 and 2009, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2011, 2010 and 2009, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$822	$452	$(18)	$(129)	$1,127
Year ended
December 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$1,992	$(643)	$(97)	$(430)	$822
Year ended
December 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,968	$188	$211	$(375)	$1,992

(1)	Uncollectible accounts written off, net of recoveries.