Form 10-Q
period 2012-04-01
CIRCOR INTERNATIONAL INC
filed 2012-05-03
CIK 1091883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012.

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

As of April 19, 2012, there were 17,402,483 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 1, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,291	$54,855
Short-term investments	101	99
Trade accounts receivable, less allowance for doubtful accounts of $1,152 and $1,127, respectively	154,930	156,075
Inventories	208,125	203,777
Prepaid expenses and other current assets	17,067	12,376
Deferred income tax asset	16,578	16,320
Assets held for sale	542	542

Total Current Assets	438,634	444,044

PROPERTY, PLANT AND EQUIPMENT, NET	105,973	104,434
OTHER ASSETS:
Goodwill	78,676	77,829
Intangibles, net	58,188	58,442
Deferred income tax asset	28,054	27,949
Other assets	11,008	9,825

TOTAL ASSETS	$720,533	$722,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,420	$92,493
Accrued expenses and other current liabilities	61,332	63,386
Accrued compensation and benefits	23,457	24,328
Asbestos liability	1,000	1,000
Income taxes payable	4,310	5,553
Notes payable and current portion of long-term debt	3,159	8,796

Total Current Liabilities	180,678	195,556

LONG-TERM DEBT, NET OF CURRENT PORTION	95,496	96,327
DEFERRED INCOME TAXES	11,480	11,284
OTHER NON-CURRENT LIABILITIES	33,861	35,271
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,392,225 and 17,268,212 shares issued and outstanding at April 1, 2012 and December 31, 2011, respectively	174	173
Additional paid-in capital	259,538	258,209
Retained earnings	138,296	130,373
Accumulated other comprehensive income (loss)	1,010	(4,670)

Total Shareholders’ Equity	399,018	384,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$720,533	$722,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net revenues	$214,280	$203,370
Cost of revenues	155,668	147,142

GROSS PROFIT	58,612	56,228
Selling, general and administrative expenses	44,912	42,455
Leslie asbestos and bankruptcy charges, net	0	1,001

OPERATING INCOME	13,700	12,772

Other (income) expense:
Interest income	(83)	(43)
Interest expense	1,164	816
Other, net	138	915

TOTAL OTHER EXPENSE	1,219	1,688

INCOME BEFORE INCOME TAXES	12,481	11,084
Provision for income taxes	3,896	3,178

NET INCOME	$8,585	$7,906

Earnings per common share:
Basic	$0.50	$0.46
Diluted	$0.49	$0.45
Weighted average number of common shares outstanding:
Basic	17,315	17,163
Diluted	17,390	17,378
Dividends paid per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$8,585	$7,906

Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,680	9,449

Other comprehensive income	5,680	9,449

COMPREHENSIVE INCOME	$14,265	$17,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
OPERATING ACTIVITIES
Net income	$8,585	$7,906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,008	3,575
Amortization	964	1,418
Compensation expense of share-based plans	1,195	1,136
Tax effect of share-based compensation	479	(256)
Loss on disposal of property, plant and equipment	2	2
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	3,539	3,734
Inventories	(2,179)	(2,818)
Prepaid expenses and other assets	(5,549)	(6,657)
Accounts payable, accrued expenses and other liabilities	(14,011)	(4,822)

Net cash (used in) provided by operating activities	(2,967)	3,218

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,122)	(2,693)
Proceeds from the sale of property, plant and equipment	15	12
Purchase of investments	0	(1)
Business acquisitions, net of cash acquired	0	(20,221)

Net cash used in investing activities	(4,107)	(22,903)

FINANCING ACTIVITIES
Proceeds from long-term debt	41,123	60,748
Payments of long-term debt	(47,806)	(34,778)
Dividends paid	(666)	(663)
Proceeds from the exercise of stock options	73	213
Tax effect of share-based compensation	(479)	256

Net cash (used in) provided by financing activities	(7,755)	25,776

Effect of exchange rate changes on cash and cash equivalents	1,265	1,648

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,564)	7,739
Cash and cash equivalents at beginning of period	54,855	45,752

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,291	$53,491

Supplemental Cash Flow Information:
Cash paid during the three months for:
Income taxes	$4,839	$3,766
Interest	$1,039	$599

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

The consolidated balance sheet at December 31, 2011 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2011 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 1, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no new accounting pronouncements adopted during the three months ended April 1, 2012 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of April 1, 2012, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of April 1, 2012, there were 211,256 stock options and 354,065 restricted stock units outstanding. In addition, there were 378,301 shares available for grant under the 1999 Stock Plan as of April 1, 2012. As of April 1, 2012, there were 19,093 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In the first quarter of 2012, we granted 68,943 stock options.

The fair value of stock options granted during the three months ended April 1, 2012 of $14.16 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	5.8
Expected stock volatility	47.9%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the three months ended April 1, 2012 and April 3, 2011, we granted 121,725 and 63,372 RSU Awards with approximate fair values of $33.58 and $39.00 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 34,534 and 43,734 RSUs with per unit discount amounts representing fair values of $10.81 and $12.87 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended April 1, 2012 and April 3, 2011, respectively.

Compensation expense related to our share-based plans for the three month periods ended April 1, 2012, and April 3, 2011 was $1.4 million and $1.1 million, respectively, and was recorded as selling, general and administrative expense. As of April 1, 2012, there was $10.4 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.

A summary of the status of all stock options granted to employees and non-employee directors as of April 1, 2012 and changes during the three month period then ended is presented in the table below (Options in thousands):

	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	145	$29.20
Granted	69	32.76
Exercised	(3)	23.92
Forfeited	0	N/A

Options outstanding at end of period	211	$30.44

Options exercisable at end of period	65	$21.86

The weighted average contractual term for stock options outstanding and options exercisable as of April 1, 2012 was 7.0 years and 2.1 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 1, 2012 was $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 1, 2012 was $0.9 million and $0.7 million, respectively.

A summary of the status of all RSU Awards granted to employees and non-employee directors as of April 1, 2012 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
RSU Awards outstanding at beginning of period	234	$33.52
Granted	122	33.58
Settled	(92)	31.74
Cancelled	(5)	34.66

RSU Awards outstanding at end of period	259	$34.16

RSU Awards vested and deferred at end of period	9	$32.71

The aggregate intrinsic value of RSU Awards settled during the three months ended April 1, 2012 was $3.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 1, 2012 was $8.6 million and $0.3 million, respectively.

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of April 1, 2012 and changes during the three month period then ended is presented in the table below (RSUs in thousands):

	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	152	$18.14
Granted	34	21.95
Settled	(91)	14.89
Cancelled	0	20.71

RSU MSPs outstanding at end of period	95	$22.63

RSU MSPs vested and deferred at end of period	10	$17.15

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 1, 2012 was $1.7 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 1, 2012 was $1.0 million and $0.2 million, respectively.

(4) Inventories

Inventories consist of the following (In thousands):

	April 1, 2012	December 31, 2011
Raw materials	$60,494	$57,755
Work in process	96,865	96,678
Finished goods	50,766	49,344

	$208,125	$203,777

(5) Goodwill and Intangible Assets

The following table shows goodwill, by segment, as of April 1, 2012 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829
Currency translation adjustments	670	46	131	847

Goodwill as of April 1, 2012	$52,564	$22,137	$3,975	$78,676

The table below presents gross intangible assets and the related accumulated amortization as of April 1, 2012 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,094	$(5,582)
Trademarks and trade names	29,941	0
Land use rights	462	(73)
Customer relationships	38,810	(15,063)
Backlog	1,540	(1,362)
Other	7,160	(3,739)

Total	$84,007	$(25,819)

Net carrying value of intangible assets	$58,188

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 1, 2012 (In thousands):

	2012	2013	2014	2015	2016	After 2016
Estimated amortization expense	$2,803	$3,722	$3,593	$3,569	$3,239	$11,321

(6) Segment Information

The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate /Eliminations	Consolidated Total
Three Months Ended April 1, 2012
Net revenues	$109,264	$38,085	$66,931	$0	$214,280
Inter-segment revenues	396	26	192	(614)	0
Operating income (loss)	8,928	4,124	7,587	(6,939)	13,700
Interest income					(83)
Interest expense					1,164
Other income, net					138
Income before income taxes					12,481
Identifiable assets	379,950	195,823	193,468	(48,708)	720,533
Capital expenditures	730	882	2,330	180	4,122
Depreciation and amortization	1,987	1,249	1,431	305	4,972
Three Months Ended April 3, 2011
Net revenues	$99,170	$32,110	$72,090	$0	$203,370
Inter-segment revenues	306	1	92	(399)	0
Operating income (loss)	6,393	3,727	9,116	(6,464)	12,772
Interest income					(43)
Interest expense					816
Other expense, net					915
Income before income taxes					11,084
Identifiable assets	329,427	191,610	188,850	(43,179)	666,708
Capital expenditures	1,058	544	800	291	2,693
Depreciation and amortization	2,000	1,343	1,501	149	4,993

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note (1) of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 1, 2012 and April 3, 2011. Corporate Identifiable Assets after elimination of intercompany assets were $42.5 million and $37.0 million as of April 1, 2012 and April 3, 2011, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	April 1, 2012			April 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$8,585	17,315	$0.50	$7,906	17,163	$0.46
Dilutive securities, common stock options	0	75	(0.01)	0	215	(0.01)

Diluted EPS	$8,585	17,390	$0.49	$7,906	17,378	$0.45

There were 202,513 and 93,514 anti-dilutive stock options and RSUs for the three months ended April 1, 2012 and April 3, 2011, respectively.

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

As of April 1, 2012, we had eleven forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	3	1,079	U.S. Dollars
Euro/GBP	1	279	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
Euro/U.S. Dollar	1	2,000	Euros
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value liability of the derivative forward contracts as of April 1, 2012 was less than $0.1 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to five years from April 1, 2012.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under Accounting Standards Codification (“ASC”) Topic 820. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of April 1, 2012.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 1, 2012 (In thousands):

Balance beginning December 31, 2011	$3,104
Provisions	1,297
Claims settled	(441)
Currency translation adjustments	42

Balance ending April 1, 2012	$4,002

(10) Contingencies and Commitments

Asbestos Litigation

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

Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact

As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represents the remaining payment to the Trust after the initial funding of $78.8 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing costs associated with Leslie’s asbestos litigation for the three months ended April 1, 2012. The $1.0 million bankruptcy related charges for the period ending April 3, 2011 is comprised solely of bankruptcy related professional fees.

(In Thousands)	April 1, 2012	December 31, 2011
Amounts payable to 524(g) trust	$1,000	$1,000

Net Leslie asbestos and bankruptcy liability	$1,000	$1,000

	Three Months Ended
(In Thousands)	April 1, 2012	April 3, 2011
Bankruptcy related costs	$0	$1,001

Net pre-tax Leslie asbestos and bankruptcy charges	$0	$1,001

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

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur late in fiscal 2012 at the earliest.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $47.8 million at April 1, 2012. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to six years from April 1, 2012.

The following table contains information related to standby letters of credit instruments outstanding as of April 1, 2012 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$23,855
Greater than 12 months	23,957

Total	$47,812

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

During the three months ended April 1, 2012, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Service cost-benefits earned	$52	$108
Interest cost on benefits obligation	513	540
Estimated return on assets	(531)	(610)
Prior service cost amortization	0	0
Loss amortization	158	85

Net periodic cost of defined pension benefit plans	$192	$123

(12) Income Taxes

As required by the Income Tax Topic of the ASC at April 1, 2012 and at December 31, 2011, we had $2.7 million and $2.4 million of unrecognized tax benefits, respectively, of which $1.5 million and $1.4 million, respectively, would affect our effective tax rate if recognized in any future period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2012, we have approximately $1.1 million of accrued interest related to uncertain tax positions.

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

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2011, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our primary objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We are working to accomplish this objective by focusing on highly engineered project and product opportunities in key end-markets that have above average growth. These end-markets include the up-stream and mid-stream oil and gas, power generation, process and aerospace markets. In capitalizing on these opportunities, we are using the CIRCOR Business System to excel at:

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Talent Acquisition, Development and Retention;

•	Acquisition Integration and Factory Repositioning;

•	Global Business and Supply Chain Development;

•	Customer Relationship Development; and

•	Product Innovation.

Through organic and acquisition-based growth our three to five year objectives are to double the revenue of CIRCOR, gain significant market position increases in our key end-markets and build a global capability in high-growth emerging markets while improving operating margins.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note (2) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. We may enter into certain arrangements with multiple deliverables that may include any combination of designing, developing and manufacturing valves and other highly engineered products and sub-systems. Delivery of these products and sub-systems typically occurs within a one to two-year period, although most arrangements have a shorter timeframe for delivery. Revenue is generally allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. We also have certain long-term arrangements requiring delivery of products or services over extended periods of time and revenue and profits on each arrangement are recognized in accordance with the percentage-of-completion method of accounting. Percentage of completion revenue represented less than 2% of our consolidated net revenue for the year ended December 31, 2011.

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

Our net inventory balance was $208.1 million as of April 1, 2012, compared to $203.8 million as of December 31, 2011. Our inventory allowance as of April 1, 2012 was $16.2 million, compared with $17.7 million as of December 31, 2011. Our provision for inventory obsolescence was $1.1 million and $0.9 million for the first quarter of 2012 and 2011, respectively. For the three months ended April 1, 2012, we have experienced increases in organic revenue and orders compared to the three months ended April 3, 2011. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of April 1, 2012, and December 31, 2011 were $10.7 million and $9.4 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Impairment Analysis

As required by ASC Topic 350, “Goodwill and Intangible Assets,” we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit and a discount rate based on the weighted average cost of capital.

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of April 1, 2012 increased $0.9 million to $78.7 million compared to $77.8 million as of December 31, 2011 due to foreign currency fluctuations. There were no indicators of impairment as of April 1, 2012.

Income Taxes

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

The Company has a domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $10.6 million at April 1, 2012 and December 31, 2011 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three months ended April 1, 2012, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. For the remainder of 2012, we expect to make voluntary cash contributions of approximately $1.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended April 1, 2012 Compared to the Three Months Ended April 3, 2011

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended April 1, 2012		Three Months Ended April 3, 2011		% Change
	(Dollars in thousands)
Net revenues	$214,280	100.0%	$203,370	100.0%	5.4%
Cost of revenues	155,668	72.6	147,142	72.4	5.8

Gross profit	58,612	27.4	56,228	27.6	4.2
Selling, general and administrative expenses	44,912	21.0	42,455	20.9	5.8
Leslie asbestos and bankruptcy charges, net	0	0.0	1,001	0.5	(100.0)

Operating income	13,700	6.4	12,772	6.3	7.3
Other (income) expense:
Interest expense, net	1,081	0.5	773	0.4	39.8
Other expense, net	138	0.1	915	0.4	(84.8)

Total other expense	1,219	0.6	1,688	0.8	(27.7)

Income before income taxes	12,481	5.8	11,084	5.5	12.6
Provision for income taxes	3,896	1.8	3,178	1.6	22.6

Net income	$8,585	4.0%	$7,906	3.9%	8.6%

Net Revenues

Net revenues for the three months ended April 1, 2012 increased by $10.9 million, or 5%, to $214.3 million from $203.4 million for the three months ended April 3, 2011. The increase in net revenues for the three months ended April 1, 2012 was attributable to the following:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	April 1, 2012	April 3, 2011
	(In thousands)
Energy	$109,264	$99,170	$10,094	$1,525	$10,839	$(2,270)
Aerospace	38,085	32,110	5,975	0	6,538	(563)
Flow Technologies	66,931	72,090	(5,159)	0	(4,335)	(824)

Total	$214,280	$203,370	$10,910	$1,525	$13,042	$(3,657)

The Energy segment accounted for 51% of net revenues for the three months ended April 1, 2012 compared to 49% for the three months ended April 3, 2011. The Aerospace segment accounted for 18% of net revenues for the three months ended April 1, 2012 compared to 16% for the three months ended April 3, 2011. The Flow Technologies segment accounted for 31% of net revenues for the three months ended April 1, 2012 compared to 35% for the three months ended April 3, 2011.

Energy segment revenues increased by $10.1 million, or 10%, for the quarter ended April 1, 2012 compared to the quarter ended April 3, 2011. The increase was primarily driven by $10.8 million of organic growth across most of the segment with significant increases in the short-cycle North American area, partially offset by a decline in large international project shipments. In addition, this year over year increase was due to $1.5 million in additional revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) located in Brazil, partially offset by unfavorable foreign currency fluctuations of $2.2 million. Energy segment orders increased $21.9 million to $135.6 million for the three months ended April 1, 2012 compared to $113.7 million for the same period in 2011 primarily due to strength in short-cycle businesses, partially offset by lower international project orders which were very strong in the first quarter of 2011. Backlog for our Energy segment has decreased by $7.9 million to $195.2 million as of April 1, 2012 compared to $203.1 million as of April 3, 2011. During the first quarter of 2012 we continued to see increases in North American short-cycle activities. Large international project orders including pricing are slowly improving.

Aerospace segment revenues increased by $6.0 million, or 19%, for the quarter ended April 1, 2012 compared to the same period in 2011. The increase was due to organic growth of $6.5 million across most areas with the exception of military aftermarket, partially offset by unfavorable foreign currency fluctuations of $0.5 million. Orders for this segment increased $7.4 million to $40.2 million for the three months ended April 1, 2012 compared to $32.8 million for the same period in 2011. This order increase was primarily due to increases in military projects and other programs. Order backlog increased $25.8 million to $161.1 million as of April 1, 2012 compared to $135.3 million as of April 3, 2011 primarily due to a large multi-year military landing gear order placed in the third quarter of 2011.

Flow Technologies segment revenues decreased by $5.2 million, or 7%, for the quarter ended April 1, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $4.3 million and unfavorable foreign currency fluctuations of $0.8 million. The organic revenue decline was primarily due to lower light emitting diode (“LED”) equipment shipments partially offset by organic growth across most other businesses. This segment’s customer orders decreased $2.1 million to $72.9 million for the quarter ended April 1, 2012 compared to $75.0 million for the same period in 2011 with improvement in most markets excluding the LED equipment market. Order backlog declined $4.7 million to $76.0 million as of April 1, 2012 compared to $80.7 million as of April 3, 2011, primarily driven by lower LED equipment and Navy backlog.

Gross Profit

Consolidated gross profit increased $2.4 million, or 4%, to $58.6 million for the quarter ended April 1, 2012 compared to $56.2 million for the quarter ended April 3, 2011. Consolidated gross margin decreased 20 basis points to 27.4% for the quarter ended April 1, 2012 from 27.6% for the quarter ended April 3, 2011.

Gross profit for the Energy segment increased $3.3 million, or 16%, for the quarter ended April 1, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $3.5 million of organic increases, partially offset by $0.2 million in foreign exchange rates compared to the U.S. dollar. Gross margins improved 110 basis points to 22.3% for the quarter ended April 1, 2012 compared to 21.2% for the same period in 2011. This increase was primarily driven by volume and associated leverage, improved project pricing and favorable mix, partially offset by growth investments in Brazil.

Gross profit for the Aerospace segment increased $0.4 million, or 3%, for the quarter ended April 1, 2012 compared to the quarter ended April 3, 2011. This gross profit increase was primarily due to $0.6 million from organic increases, partially offset by unfavorable foreign currency fluctuations of $0.2 million. Gross margins declined by 470 basis points to 31.6% for the quarter ended April 1, 2012 from 36.3% for the quarter ended April 3, 2011 primarily due to continued large future program expenses including product development and manufacturing capabilities. These declines were partially offset by the increased volume and associated leverage.

Gross profit for the Flow Technologies segment decreased $1.3 million, or 6%, for the quarter ended April 1, 2012 compared to the quarter ended April 3, 2011. Lower organic revenues resulted in an approximate $1.0 million of lower gross profit and unfavorable foreign currency fluctuations contributed a decrease of $0.3 million. Gross margins improved 50 basis points to 33.2% for the quarter ended April 1, 2012 from 32.7% for the quarter ended April 3, 2011 primarily due to favorable pricing and mix, partially offset by lower volume and associated leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 6%, to $44.9 million for the quarter ended April 1, 2012 compared to $42.4 million for the three months ended April 3, 2011. Selling, general and administrative expenses as a percentage of revenues increased 10 basis points to 21.0% for the three months ended April 1, 2012 compared to 20.9% for the three months ended April 3, 2011.

Selling, general and administrative expenses for the Energy segment increased 5%, or $0.8 million for the quarter ended April 1, 2012 compared to the same period in 2011. Organic increases, inclusive of higher commissions, increased selling resources and higher personnel-related expenses accounted for $0.7 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $0.4 million in expenses. These increases were partially offset by $0.3 million of favorable foreign currency fluctuations.

Selling, general and administrative expenses for the Aerospace segment remained essentially flat at $7.9 million for the quarters ended April 1, 2012 and April 3, 2011. Organic increases of $0.1 million were offset by favorable foreign currency fluctuations of $0.1 million.

Selling, general and administrative expenses for the Flow Technologies segment increased 7%, or $0.9 million for the quarter ended April 1, 2012 compared to the same period in 2011 primarily due to organic increases of $1.1 million, mainly from growth initiatives. The organic increases were partially offset by favorable foreign currency fluctuations of $0.2 million.

Corporate, general and administrative expenses increased $0.7 million to $6.9 million for the quarter ended April 1, 2012 compared to the same period in 2011. The increase was primarily due to higher professional fees.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the three months ended April 1, 2012. The $1.0 million bankruptcy related charges for the period ending April 3, 2011 was comprised of bankruptcy related professional fees. For more information on asbestos related litigation, see “Contingencies, Commitments and Guarantees” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Operating Income

The change in operating income for the three months ended April 1, 2012 compared to the three months ended April 3, 2011 was as follows:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	April 1, 2012	April 3, 2011
	(Dollars In thousands)
Energy	$8,928	$6,393	$2,535	$(398)	$2,777	$156
Aerospace	4,124	3,727	397	0	472	(75)
Flow Technologies	7,587	9,116	(1,529)	0	(1,396)	(133)
Corporate	(6,939)	(6,464)	(475)	0	(473)	(2)

Total	$13,700	$12,772	$928	$(398)	$1,380	$(54)

Operating income increased 7%, or $0.9 million, to $13.7 million for the three months ended April 1, 2012 compared to $12.8 million for the same period in 2011.

Operating income for our Energy segment increased $2.5 million, or 40%, to $8.9 million for the quarter ended April 1, 2012, compared to the same period in 2011. Operating margins improved 180 basis points to 8.2% on a revenue increase of 10%, compared to the first quarter in 2011. The increase in operating income was primarily due to the significant volume increase and the associated leverage in our North American businesses, improved pricing in large international projects and favorable mix, partially offset by growth investments in Brazil.

Operating income for the Aerospace segment increased $0.4 million, or 11%, to $4.1 million for the quarter ended April 1, 2012 compared to the same period in 2011. Operating margins declined by 80 basis points from 11.6% for the quarter ended April 3, 2011 to 10.8% for the quarter ended April 1, 2012 primarily due to continued large future program expenses including product development and manufacturing capabilities, which were partially offset by the increased volume and associated leverage.

Operating income for the Flow Technologies segment decreased $1.5 million, or 17%, to $7.6 million for the quarter ended April 1, 2012 compared to the same period in 2011. The most significant factors contributing to this decrease were declines in the LED equipment market and higher spending on growth initiatives.

Corporate operating expenses increased $0.5 million, or 8%, for the quarter ended April 1, 2012 compared to the same period in 2011, largely due to higher professional fees.

Interest Expense, Net

Interest expense, net, increased $0.3 million for the three months ended April 1, 2012 compared to the three months ended April 3, 2011. This increase in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net

Other expense, net, was $0.1 million for the quarter ended April 1, 2012 compared to $0.9 million in the same period of 2011. The difference of $0.8 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes

The effective tax rate was 31.2% for the quarter ended April 1, 2012 compared to 28.7% for the same period of 2011. The primary driver of the higher 2012 tax rate was the effect of certain discrete tax items.

Net Income

Net income increased $0.7 million to $8.6 million for the quarter ended April 1, 2012 compared to $7.9 million for the same period in 2011.

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

The following table summarizes our cash flow activities for the three months ended April 1, 2012 (In thousands):

Cash flow (used in) provided by:
Operating activities	$(2,967)
Investing activities	(4,107)
Financing activities	(7,755)
Effect of exchange rates on cash and cash equivalents	1,265

Decrease in cash and cash equivalents	$(13,564)

During the quarter ended April 1, 2012, we used $3.0 million in operating activities compared to generating $3.2 million during the same period in 2011. The higher amount of cash used in operating activities was primarily due to increases in accounts payable payments, and other working capital requirements, partially offset by higher net income compared to 2011. The $4.1 million used by investing activities primarily consists of net purchases of capital equipment. Financing activities used $7.8 million, which included a net $6.7 million reduction of borrowings and $0.7 million used to pay dividends to shareholders.

As of April 1, 2012, total debt was $98.7 million compared to $105.1 million at December 31, 2011. Total debt as a percentage of total shareholders’ equity was 25% as of April 1, 2012 compared to 27% as of December 31, 2011.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of April 1, 2012, we had borrowings of $94.2 million outstanding under our credit facility and $47.8 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on April 1, 2012 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.43:1 as of April 1, 2012 compared to 2.27:1 at December 31, 2011. The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2011. As of April 1, 2012, cash and cash equivalents totaled $41.3 million of which $34.8 million was held in foreign bank accounts. This compares to $54.9 million of cash and cash equivalents as of December 31, 2011 of which $51.2 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications.

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

In 2012, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.7 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facilities, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and / or the issuance of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and these leases are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity Risk

As of April 1, 2012, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $94.2 million borrowed under our revolving credit facility as of April 1, 2012. Based upon expected levels of borrowings under our credit facility in 2012, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of $0.6 million.

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

As of April 1, 2012, we had eleven forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	3	1,079	U.S. Dollars
Euro/GBP	1	279	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
Euro/U.S. Dollar	1	2,000	Euros
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value liability of the derivative forward contracts as of April 1, 2012 was less than $0.1 million and is included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to five years from April 1, 2012.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting during the quarter ended April 1, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact

As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represents the remaining payment to the Trust after the initial funding of $78.8 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing pre-tax costs associated with Leslie’s asbestos litigation for the three months ended April 1, 2012. The $1.0 million bankruptcy related charges for the period ending April 3, 2011 is comprised solely of bankruptcy related professional fees.

(In Thousands)	April 1, 2012	December 31, 2011
Amounts payable to 524(g) trust	$1,000	$1,000

Net Leslie asbestos and bankruptcy liability	$1,000	$1,000

	Three Months Ended
(In Thousands)	April 1, 2012	April 3, 2011
Bankruptcy related costs	$0	$1,001

Net pre-tax Leslie asbestos and bankruptcy charges	$0	$1,001

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

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur late in fiscal 2012 at the earliest.

ITEM 1A.	RISK FACTORS.

We have not identified any material changes from the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Limitations upon Payment of Dividends

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at April 1, 2012 and December 31, 2011. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description and Location

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Distribution Agreement by and between Watts Industries, Inc. and CIRCOR International, Inc., dated as of October 1, 1999, is incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on October 6, 1999.

3	Articles of Incorporation and By-Laws:

3.1	Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	Amended and Restated By-Laws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.2 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.3	Certificate of Amendment to the Amended and Restated Bylaws of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.3 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009.

3.4	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.4 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009.

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Shareholder Rights Agreement, dated as of September 23, 2009, between CIRCOR International, Inc. and American Stock Transfer & Trust Company LLC, is incorporated herein by reference to Exhibit 4.1 to CIRCOR International, Inc.’s Form 8-A, File No. 001-14962, filed with the Securities and Exchange Commission on September 28, 2009.

4.2	Specimen certificate representing the Common Stock of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to CIRCOR International, Inc.’s Registration Statement on Form 10-12B, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999.

10	Material Contracts:

10.1*§	Executive Change of Control Agreement between CIRCOR, Inc. and Mahesh Joshi, dated March 5, 2012.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial statements from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, as filed with the Securities and Exchange Commission on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of April 1, 2012 (unaudited) and December 31, 2011

Exhibit No.	Description and Location

(ii)	Consolidated Statements of Income for the three months ended April 1, 2012 and April 3, 2011 (unaudited)

(iii)	Statements of Consolidated Comprehensive Income for the three months ended April 1, 2012 and April 3, 2011 (unaudited)

(iv)	Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011 (unaudited)

(v)	Notes to the Consolidated Financial Statements (unaudited)

*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
†	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

Date: May 3, 2012	/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

Date: May 3, 2012	/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

Date: May 3, 2012	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer