Form 10-Q
period 2012-07-01
CIRCOR INTERNATIONAL INC
filed 2012-08-02
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3477276
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o CIRCOR, Inc. 30 Corporate Drive, Suite 200, Burlington, MA	01803-4238
(Address of principal executive offices)	(Zip Code)
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
As of July 27, 2012, there were 17,405,140 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 1, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,414	$54,855
Short-term investments	98	99
Trade accounts receivable, less allowance for doubtful accounts of $1,231 and $1,127, respectively	160,012	156,075
Inventories	206,247	203,777
Prepaid expenses and other current assets	15,498	12,376
Deferred income tax asset	15,623	16,320
Assets held for sale	542	542
Total Current Assets	439,434	444,044
PROPERTY, PLANT AND EQUIPMENT, NET	105,252	104,434
OTHER ASSETS:
Goodwill	76,285	77,829
Intangibles, net	55,974	58,442
Deferred income tax asset	25,381	27,949
Other assets	10,051	9,825
TOTAL ASSETS	$712,377	$722,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,625	$92,493
Accrued expenses and other current liabilities	55,269	63,386
Accrued compensation and benefits	22,154	24,328
Asbestos liability	0	1,000
Income taxes payable	3,018	5,553
Notes payable and current portion of long-term debt	6,366	8,796
Total Current Liabilities	180,432	195,556
LONG-TERM DEBT, NET OF CURRENT PORTION	89,522	96,327
DEFERRED INCOME TAXES	10,618	11,284
OTHER NON-CURRENT LIABILITIES	33,848	35,271
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,405,140 and 17,268,212 shares issued and outstanding at July 1, 2012 and December 31, 2011, respectively	174	173
Additional paid-in capital	260,556	258,209
Retained earnings	148,765	130,373
Accumulated other comprehensive loss	(11,538)	(4,670)
Total Shareholders’ Equity	397,957	384,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$712,377	$722,523
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net revenues	$219,862	$191,908	$434,142	$395,278
Cost of revenues	156,046	137,302	311,714	284,444
GROSS PROFIT	63,816	54,606	122,428	110,834
Selling, general and administrative expenses	45,337	42,180	90,249	84,635
Leslie asbestos and bankruptcy (recoveries) charges, net	0	(124)	0	877
OPERATING INCOME	18,479	12,550	32,179	25,322
Other (income) expense:
Interest income	(78)	(54)	(161)	(97)
Interest expense	1,095	1,286	2,259	2,102
Other, net	184	560	322	1,476
TOTAL OTHER EXPENSE	1,201	1,792	2,420	3,481
INCOME BEFORE INCOME TAXES	17,278	10,758	29,759	21,841
Provision for income taxes	6,142	3,261	10,038	6,439
NET INCOME	$11,136	$7,497	$19,721	$15,402
Earnings per common share:
Basic	$0.64	$0.43	$1.14	$0.90
Diluted	$0.64	$0.43	$1.13	$0.88
Weighted average number of common shares outstanding:
Basic	17,422	17,251	17,369	17,206
Diluted	17,451	17,434	17,421	17,406
Dividends paid per common share	$0.0375	$0.0375	$0.075	$0.075
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$11,136	$7,497	$19,721	$15,402
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,548)	3,523	(6,867)	12,972
Other comprehensive (loss) income	(12,548)	3,523	(6,867)	12,972
COMPREHENSIVE (LOSS) INCOME	$(1,412)	$11,020	$12,854	$28,374
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
OPERATING ACTIVITIES
Net income	$19,721	$15,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,833	7,496
Amortization	1,887	2,196
Payment for Leslie bankruptcy settlement	(1,000)	(76,625)
Compensation expense of share-based plans	2,317	1,960
Tax effect of share-based compensation	499	(637)
Loss (gain) on disposal of property, plant and equipment	133	(39)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(6,312)	(5,790)
Inventories	(5,340)	(34,236)
Prepaid expenses and other assets	(1,408)	(5,836)
Accounts payable, accrued expenses and other liabilities	(9,559)	26,853
Net cash provided by (used in) operating activities	8,771	(69,256)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,783)	(7,463)
Proceeds from the sale of property, plant and equipment	31	50
Purchase of investments	0	(2)
Business acquisitions, net of cash acquired	0	(20,221)
Net cash used in investing activities	(10,752)	(27,636)
FINANCING ACTIVITIES
Proceeds from long-term debt	108,943	201,087
Payments of long-term debt	(117,944)	(101,994)
Debt issuance costs	0	(2,001)
Dividends paid	(1,331)	(1,325)
Proceeds from the exercise of stock options	94	476
Tax effect of share-based compensation	(499)	637
Net cash (used in) provided by financing activities	(10,737)	96,880
Effect of exchange rate changes on cash and cash equivalents	(723)	2,562
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,441)	2,550
Cash and cash equivalents at beginning of period	54,855	45,752
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,414	$48,302
Supplemental Cash Flow Information:
Cash paid during the six months for:
Income taxes	$9,673	$4,600
Interest	$1,842	$1,678
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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassifications
Certain items in the prior period financial statements have been reclassified to conform to currently reported presentations.

(2) Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended July 1, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no new accounting pronouncements adopted during the three and six months ended July 1, 2012 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of July 1, 2012, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three years to six years. Vested restricted stock units will be settled in shares of our common stock. As of July 1, 2012, there were 203,200 stock options and 333,048 restricted stock units outstanding. In addition, there were 401,148 shares available for grant under the 1999 Stock Plan as of July 1, 2012. As of July 1, 2012, there were 19,093 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the

Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In the first half of 2012, we granted 68,943 stock options.

The fair value of stock options granted during the six months ended July 1, 2012 of $14.16 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	5.8
Expected stock volatility	47.9%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from three years to six years. During the six months ended July 1, 2012 and July 3, 2011, we granted 126,552 and 63,372 RSU Awards with approximate fair values of $33.53 and $39.00 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 34,534 and 43,734 RSUs with per unit discount amounts representing fair values of $10.81 and $12.87 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended July 1, 2012 and July 3, 2011, respectively.

Compensation expense related to our share-based plans for the six month periods ended July 1, 2012, and July 3, 2011 was $2.2 million and $1.9 million, respectively, and was recorded as selling, general and administrative expense. As of July 1, 2012, there was $8.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 1, 2012 was 6.7 years and 1.9 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 1, 2012 was $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of July 1, 2012 was $1.0 million and $0.8 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 1, 2012 was $3.2 million million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 1, 2012 was $8.4 million and $0.3 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 1, 2012 was $1.8 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 1, 2012 was $1.0 million and $0.2 million, respectively.

(4) Inventories
Inventories consist of the following (In thousands):

	July 1, 2012	December 31, 2011
Raw materials	$59,554	$57,755
Work in process	92,615	96,678
Finished goods	54,078	49,344
	$206,247	$203,777

(5) Goodwill and Intangible Assets
The following table shows goodwill, by segment, as of July 1, 2012 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829
Currency translation adjustments	(1,285)	(63)	(196)	(1,544)
Goodwill as of July 1, 2012	$50,609	$22,028	$3,648	$76,285
The table below presents gross intangible assets and the related accumulated amortization as of July 1, 2012 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,088	$(5,592)
Non-amortized intangibles (primarily trademarks and trade names)	29,334	0
Customer relationships	38,053	(15,579)
Backlog	1,493	(1,340)
Other	7,390	(3,873)
Total	$82,358	$(26,384)
Net carrying value of intangible assets	$55,974
The table below presents estimated remaining amortization expense for intangible assets recorded as of July 1, 2012 (In thousands):

	2012	2013	2014	2015	2016	After 2016
Estimated amortization expense	$1,821	$3,631	$3,498	$3,474	$3,161	$11,055

(6) Segment Information
The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate / Eliminations	Consolidated Total
Three Months Ended July 1, 2012
Net revenues	$113,527	$35,896	$70,439	$0	$219,862
Inter-segment revenues	504	4	202	(710)	0
Operating income (loss)	12,580	3,153	9,043	(6,297)	18,479
Interest income					(78)
Interest expense					1,095
Other expense, net					184
Income before income taxes					$17,278
Identifiable assets	380,496	189,879	192,419	(50,417)	712,377
Capital expenditures	1,020	695	3,414	1,532	6,661
Depreciation and amortization	1,845	1,190	1,373	340	4,748
Three Months Ended July 3, 2011
Net revenues	$81,994	$36,029	$73,885	$0	$191,908
Inter-segment revenues	338	9	76	(423)	0
Operating income (loss)	4,373	4,021	9,292	(5,136)	12,550
Interest income					(54)
Interest expense					1,286
Other expense, net					560
Income before income taxes					$10,758
Identifiable assets	360,956	196,598	195,651	(44,008)	709,197
Capital expenditures	2,354	1,198	634	584	4,770
Depreciation and amortization	1,893	1,089	1,537	172	4,691
Six Months Ended July 1, 2012
Net revenues	$222,791	$73,981	$137,370	$0	$434,142
Inter-segment revenues	901	30	394	(1,325)	0
Operating income (loss)	21,508	7,277	16,630	(13,236)	32,179
Interest income					(161)
Interest expense					2,259
Other expense, net					322
Income before income taxes					$29,759
Identifiable assets	380,496	189,879	192,419	(50,417)	712,377
Capital expenditures	1,750	1,577	5,744	1,712	10,783
Depreciation and amortization	3,833	2,439	2,804	644	9,720
Six Months Ended July 3, 2011
Net revenues	$181,164	$68,139	$145,975	$0	$395,278
Inter-segment revenues	644	10	168	(822)	0
Operating income (loss)	10,767	7,747	18,408	(11,600)	25,322
Interest income					(97)
Interest expense					2,102
Other expense, net					1,476
Income before income taxes					$21,841
Identifiable assets	360,956	196,598	195,651	(44,008)	709,197
Capital expenditures	3,412	1,742	1,434	875	7,463
Depreciation and amortization	3,893	2,432	3,037	330	9,692

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended July 1, 2012 and July 3, 2011. Corporate Identifiable Assets after elimination of intercompany assets were $35.6 million and $40.4 million as of July 1, 2012 and July 3, 2011, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	July 1, 2012			July 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$11,136	17,422	$0.64	$7,497	17,251	$0.43
Dilutive securities, common stock options	0	29	0.00	0	183	0.00
Diluted EPS	$11,136	17,451	$0.64	$7,497	17,434	$0.43

	Six Months Ended
	July 1, 2012			July 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$19,721	17,369	$1.14	$15,402	17,206	$0.90
Dilutive securities, common stock options	0	52	(0.01)	0	200	(0.02)
Diluted EPS	$19,721	17,421	$1.13	$15,402	17,406	$0.88

There were 430,860 and 76,096 anti-dilutive stock options and RSUs for the six months ended July 1, 2012 and July 3, 2011, respectively.

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

As of July 1, 2012, we had nine forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	2	1,500	U.S. Dollars
Euro/GBP	1	291	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value asset of the derivative forward contracts as of July 1, 2012 was approximately $0.3 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to five years from July 1, 2012.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of July 1, 2012.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 1, 2012 (In thousands):

Balance beginning December 31, 2011	$3,104
Provisions	2,859
Claims settled	(1,177)
Currency translation adjustments	(98)
Balance ending July 1, 2012	$4,688

(10) Contingencies and Commitments
Asbestos Litigation
Background
On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1.0 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust. During the three months ended July 1, 2012, Leslie paid off the balance of the Note and, as a result, neither Leslie nor CIRCOR has any remaining financial obligation to the Trust. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.
Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact
As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represented the remaining payment to the Trust after the initial funding of $76.6 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing costs associated with Leslie’s asbestos litigation for the six months ended July 1, 2012. The $0.9 million bankruptcy related charges for the six month period ending July 3, 2011 is comprised solely of bankruptcy related professional fees.

(In Thousands)	July 1, 2012	December 31, 2011
Amounts payable to 524(g) trust	$0	$1,000
Net Leslie asbestos and bankruptcy liability	$0	$1,000

	Three Months Ended		Six Months Ended
(In Thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Bankruptcy related (recoveries) costs	$0	$(124)	$0	$877
Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$0	$(124)	$0	$877
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

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur late in fiscal 2012 at the earliest. Early in the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $45.1 million at July 1, 2012. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments have expiration dates ranging from less than one month to five years from July 1, 2012.
The following table contains information related to standby letters of credit instruments outstanding as of July 1, 2012 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$22,569
Greater than 12 months	22,496
Total	$45,065

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
During the three and six months ended July 1, 2012, we made cash contributions of $0.4 million and $0.8 million, respectively, to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost-benefits earned	$52	$108	$105	$215
Interest cost on benefits obligation	513	540	1,027	1,080
Estimated return on assets	(531)	(610)	(1,063)	(1,219)
Prior service cost amortization	0	0	0	0
Loss amortization	158	85	316	171
Net periodic cost of defined pension benefit plans	$192	$123	$385	$247

(12) Income Taxes
As required by the Income Tax Topic of the ASC, at July 1, 2012 and at December 31, 2011, we had $2.6 million and $2.4 million of unrecognized tax benefits, respectively, of which $1.5 million and $1.4 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2012, we have approximately $1.1 million of accrued interest related to uncertain tax positions.
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

Our net inventory balance was $206.2 million as of July 1, 2012, compared to $203.8 million as of December 31, 2011. Our inventory allowance as of July 1, 2012 was $16.3 million, compared with $17.7 million as of December 31, 2011. Our provision for inventory obsolescence was $1.7 million and $1.5 million for the first six months of 2012 and 2011, respectively. For the six months ended July 1, 2012, we have experienced increases in organic revenue and orders compared to the six months ended July 3, 2011. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including limited historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of July 1, 2012, and December 31, 2011 were $10.0 million and $9.4 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of July 1, 2012 decreased $1.5 million to $76.3 million compared to $77.8 million as of December 31, 2011 due to foreign currency fluctuations. There were no indicators of impairment as of July 1, 2012.

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

The Company has a domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $12.8 million at July 1, 2012 and $10.6 million at December 31, 2011 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three and six months ended July 1, 2012, we made cash contributions of $0.4 million and $0.8 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2012, we expect to make voluntary cash contributions of approximately $0.8 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended July 1, 2012 Compared to the Three Months Ended July 3, 2011

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Three Months Ended
	July 1, 2012		July 3, 2011		% Change
	(Dollars in thousands)
Net revenues	$219,862	100.0%	$191,908	100.0%	14.6%
Cost of revenues	156,046	71.0%	137,302	71.5%	13.7%
Gross profit	63,816	29.0%	54,606	28.5%	16.9%
Selling, general and administrative expenses	45,337	20.6%	42,180	22.0%	7.5%
Leslie asbestos and bankruptcy recoveries, net	0	0.0%	(124)	(0.1)%	(100.0)%
Operating income	18,479	8.4%	12,550	6.5%	47.2%
Other expense:
Interest expense, net	1,017	0.5%	1,232	0.6%	(17.5)%
Other expense, net	184	0.1%	560	0.3%	(67.1)%
Total other expense	1,201	0.5%	1,792	0.9%	(33.0)%
Income before income taxes	17,278	7.9%	10,758	5.6%	60.6%
Provision for income taxes	6,142	2.8%	3,261	1.7%	88.3%
Net income	$11,136	5.1%	$7,497	3.9%	48.5%

Net Revenues
Net revenues for the three months ended July 1, 2012 increased by $28.0 million, or 15%, to $219.9 million from $191.9 million for the three months ended July 3, 2011. The change in net revenues for the three months ended July 1, 2012 was attributable to the following:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 1, 2012	July 3, 2011
	(In thousands)
Energy	$113,527	$81,994	$31,533	$0	$37,825	$(6,292)
Aerospace	35,896	36,029	(133)	0	1,272	(1,405)
Flow Technologies	70,439	73,885	(3,446)	0	(1,520)	(1,926)
Total	$219,862	$191,908	$27,954	$0	$37,577	$(9,623)

The Energy segment accounted for 52% of net revenues for the three months ended July 1, 2012 compared to 43% for the three months ended July 3, 2011. The Aerospace segment accounted for 16% of net revenues for the three months ended July 1, 2012 compared to 19% for the three months ended July 3, 2011. The Flow Technologies segment accounted for 32% of net revenues for the three months ended July 1, 2012 compared to 39% for the three months ended July 3, 2011.

Energy segment revenues increased by $31.5 million, or 38%, for the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011. The increase was primarily driven by $37.8 million of organic growth across all markets with increases in the short-cycle North American, large international project and pipeline shipments. The increase was partially offset by unfavorable foreign currency fluctuations of $6.3 million. Energy segment orders increased $25.0 million to $128.2 million for the three months ended July 1, 2012 compared to $103.2 million for the same period in 2011 primarily due to higher international project and North American short-cycle orders placed in the current quarter. Backlog for our Energy segment has decreased $28.3 million to $197.4 million as of July 1, 2012 compared to $225.7 million as of July 3, 2011. The declines in backlog were primarily due to the impact of unfavorable foreign currency fluctuations within our large international project business as well as the ongoing shipments of a large pipeline project booked in 2010. These were partially offset by continued increases in North American short-cycle activities.

Aerospace segment revenues decreased by $0.1 million, or less than 1%, for the quarter ended July 1, 2012 compared to the same period in 2011. The decrease was due to unfavorable foreign currency fluctuations of $1.4 million, partially offset by organic growth of $1.3 million. Orders for this segment decreased $4.9 million to $28.5 million for the three months ended July 1, 2012 compared to $33.4 million for the same period in 2011. This order decline was primarily due to decreases in both commercial and military landing gear orders. Order backlog increased $17.5 million to $150.6 million as of July 1, 2012 compared to $133.1 million million as of July 3, 2011 primarily due to a large multi-year military landing gear order placed in the third quarter of 2011.

Flow Technologies segment revenues decreased by $3.4 million, or 5%, for the quarter ended July 1, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $1.5 million and unfavorable foreign currency fluctuations of $1.9 million. The organic revenue decline was primarily due to lower light emitting diode (“LED”) equipment shipments, partially offset by organic growth across most other businesses. This segment’s customer orders decreased $6.2 million to $70.6 million for the quarter ended July 1, 2012 compared to $76.8 million for the same period in 2011 primarily due to weakness in the LED equipment market. Order backlog decreased $8.9 million to $74.3 million as of July 1, 2012 compared to $83.2 million as of July 3, 2011, primarily driven by lower LED equipment orders and the shipment of Navy backlog.

Gross Profit
Consolidated gross profit increased $9.2 million, or 17%, to $63.8 million for the quarter ended July 1, 2012 compared to $54.6 million for the quarter ended July 3, 2011. Consolidated gross margin increased 50 basis points to 29.0% for the quarter ended July 1, 2012 from 28.5% for the quarter ended July 3, 2011.

Gross profit for the Energy segment increased $10.2 million, or 53%, for the quarter ended July 1, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $10.8 million of organic increases, partially offset by $0.6 million in unfavorable foreign exchange rates compared to the U.S. dollar. Gross margins improved 250 basis points to 26.0% for the quarter ended July 1, 2012 compared to 23.5% for the same period in 2011. This increase was primarily driven by increased volume and associated leverage and improved large international project pricing, partially offset by expenses in Brazil.

Gross profit for the Aerospace segment decreased $1.3 million, or 11%, for the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011. This gross profit decrease was primarily due to $0.8 million from organic declines and unfavorable foreign currency fluctuations of $0.5 million. Gross margins declined by 360 basis points to 30.4% for the quarter ended July 1, 2012 from 34.0% for the quarter ended July 3, 2011 primarily due to continued large future program expenses including product development and manufacturing capabilities. These declines were partially offset by the increased volume and associated leverage.

Gross profit for the Flow Technologies segment increased $0.4 million, or 2%, for the quarter ended July 1, 2012 compared to the quarter ended July 3, 2011. Higher organic revenues resulted in an approximate $1.2 million of higher gross profit, which was partially offset by unfavorable foreign currency fluctuations of $0.8 million. Gross margins improved 210 basis points to 33.3% for the quarter ended July 1, 2012 from 31.2% for the quarter ended July 3, 2011 primarily due to improved productivity and spending, partially offset by lower volume and associated leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.2 million, or 7%, to $45.3 million for the quarter ended July 1, 2012 compared to $42.2 million for the three months ended July 3, 2011. Selling, general and administrative expenses as a percentage of revenues decreased 140 basis points to 20.6% for the three months ended July 1, 2012 compared to 22.0% for the three months ended July 3, 2011.

Selling, general and administrative expenses for the Energy segment increased 13%, or $2.0 million, for the quarter ended July 1, 2012 compared to the same period in 2011. Organic increases, inclusive of higher commissions, increased selling resources and higher personnel-related expenses accounted for $3.0 million of the total increase. The organic increases were partially offset by $1.0 million of favorable foreign currency fluctuations.

Selling, general and administrative expenses for the Aerospace segment decreased 6%, or $0.5 million, for the quarter ended July 1, 2012 compared to the same period in 2011. This decrease included $0.4 million of foreign currency fluctuations and $0.1 million organic declines.

Selling, general and administrative expenses for the Flow Technologies segment increased 3%, or $0.5 million for the quarter ended July 1, 2012 compared to the same period in 2011 primarily due to organic increases of $1.0 million, mainly from growth initiatives. The organic increases were partially offset by favorable foreign currency fluctuations of $0.5 million.

Corporate, general and administrative expenses increased $1.2 million to $6.3 million for the quarter ended July 1, 2012 compared to the same period in 2011. The increase was primarily due to higher professional fees and compensation.

Leslie Asbestos and Bankruptcy Related Recoveries, Net
Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the three months ended July 1, 2012. The $0.1 million recovery of bankruptcy related costs for the three months ended July 3, 2011 was a result of lower actual costs incurred compared to amounts previously estimated. For more information on asbestos related litigation, see “Contingencies and Commitments” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Operating Income
The change in operating income for the three months ended July 1, 2012 compared to the three months ended July 3, 2011 was as follows:

	Three Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 1, 2012	July 3, 2011
	(Dollars In thousands)
Energy	$12,580	$4,373	$8,207	$0	$7,782	$425
Aerospace	3,153	4,021	(868)	0	(722)	(146)
Flow Technologies	9,043	9,292	(249)	0	25	(274)
Corporate	(6,297)	(5,136)	(1,161)	0	(1,157)	(4)
Total	$18,479	$12,550	$5,929	$0	$5,928	$1

Operating income increased 47%, or $5.9 million, to $18.5 million for the three months ended July 1, 2012 compared to $12.6 million for the same period in 2011.

Operating income for the Energy segment increased $8.2 million, or 188%, to $12.6 million for the quarter ended July 1, 2012, compared to the same period in 2011. Operating margins improved 580 basis points to 11.1% on a revenue increase of 38%, compared to the first quarter in 2011. The increase in operating income was primarily due to the significant volume increase and the associated leverage in our North American businesses, improved pricing in large international projects and favorable mix, partially offset by expenses in Brazil.

Operating income for the Aerospace segment decreased $0.9 million, or 22%, to $3.2 million for the quarter ended July 1, 2012 compared to the same period in 2011. Operating margins declined by 240 basis points to 8.8% for the three months ended July 1, 2012 compared to 11.2% for the same period in 2011. The declines are primarily due to continued large future program expenses including product development and manufacturing capabilities, which were partially offset by favorable product mix and volume.

Operating income for the Flow Technologies segment decreased $0.2 million, or 3%, to $9.0 million for the quarter ended July 1, 2012 compared to the same period in 2011. The decline was primarily due to unfavorable foreign currency fluctuations of $0.3 million. Operating margins improved by 20 basis points to 12.8% for the three months ended July 1, 2012 compared to 12.6% for the same period in 2011 primarily due to favorable product mix, partially offset by expenses associated with growth initiatives.

Corporate operating expenses increased $1.2 million, or 23%, for the quarter ended July 1, 2012 compared to the same period in 2011, largely due to higher professional fees and compensation.

Interest Expense, Net
Interest expense, net, decreased $0.2 million for the three months ended July 1, 2012 compared to the three months ended July 3, 2011. This change in interest expense was primarily due to lower interest charges from lower borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net
Other expense, net, was $0.2 million for the quarter ended July 1, 2012 compared to $0.6 million in the same period of 2011. The difference of $0.4 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 35.5% for the quarter ended July 1, 2012 compared to 30.3% for the same period of 2011. The primary driver of the higher 2012 tax rate was the establishment of a valuation allowance for one of our international subsidiaries that negatively impacted the rate by 13.1%, partially offset by the effect of discrete tax items.

Net Income
Net income increased $3.6 million to $11.1 million for the quarter ended July 1, 2012 compared to $7.5 million for the same period in 2011. The increase was primarily due to higher operating income, partially offset by an increase in income tax expense.

Results of Operations for the Six Months Ended July 1, 2012 Compared to the Six Months Ended July 3, 2011

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended July 1, 2012 and July 3, 2011:

	Six Months Ended		Six Months Ended
	July 1, 2012		July 3, 2011		% Change
	(Dollars in thousands)
Net revenues	$434,142	100.0%	$395,278	100.0%	9.8%
Cost of revenues	311,714	71.8%	284,444	72.0%	9.6%
Gross profit	122,428	28.2%	110,834	28.0%	10.5%
Selling, general and administrative expenses	90,249	20.8%	84,635	21.4%	6.6%
Leslie asbestos and bankruptcy charges, net	0	0.0%	877	0.2%	(100.0)%
Operating income	32,179	7.4%	25,322	6.4%	27.1%
Other expense:
Interest expense, net	2,098	0.5%	2,005	0.5%	4.6%
Other expense, net	322	0.1%	1,476	0.4%	(78.2)%
Total other expense	2,420	0.6%	3,481	0.9%	(30.5)%
Income before income taxes	29,759	6.9%	21,841	5.5%	36.3%
Provision for income taxes	10,038	2.3%	6,439	1.6%	55.9%
Net income	$19,721	4.5%	$15,402	3.9%	28.0%

Net Revenues
Net revenues for the six months ended July 1, 2012 increased by $38.9 million, or 10%, to $434.1 million from $395.3 million for the six months ended July 3, 2011. The change in net revenues for the six months ended July 1, 2012 was attributable to the following:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 1, 2012	July 3, 2011
	(In thousands)
Energy	$222,791	$181,164	$41,627	$1,525	$48,664	$(8,562)
Aerospace	73,981	68,139	5,842	0	7,809	(1,967)
Flow Technologies	137,370	145,975	(8,605)	0	(5,855)	(2,750)
Total	$434,142	$395,278	$38,864	$1,525	$50,618	$(13,279)

The Energy segment accounted for 51% of net revenues for the six months ended July 1, 2012 compared to 46% for the six months ended July 3, 2011. The Aerospace segment accounted for 17% of net revenues for the six months ended July 1, 2012 compared to 17% for the six months ended July 3, 2011. The Flow Technologies segment accounted for 32% of net revenues for the six months ended July 1, 2012 compared to 37% for the six months ended July 3, 2011.

Energy segment revenues increased by $41.6 million, or 23%, for the six months ended July 1, 2012 compared to the six months ended July 3, 2011. The increase was primarily driven by $48.7 million of organic growth across all markets with increases in both the short-cycle North American area and in large international project shipments. In addition, this year over year increase was due to $1.5 million in additional revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) located in Brazil, partially offset by unfavorable foreign currency fluctuations of $8.6 million. Energy segment orders increased $46.9 million to $263.9 million for the six months ended July 1, 2012 compared to $217.0 million for the same period in 2011 with improvements in both large international projects and North American short-cycle orders.

Aerospace segment revenues increased by $5.8 million, or 9%, for the six months ended July 1, 2012 compared to the same period in 2011. The increase was due to organic growth of $7.8 million across most areas with the exception of landing gear, partially offset by unfavorable foreign currency fluctuations of $2.0 million. Orders for this segment increased $2.4 million to $68.7 million for the six months ended July 1, 2012 compared to $66.3 million for the same period in 2011. This order increase was primarily due to increases in military projects and other programs.

Flow Technologies segment revenues decreased by $8.6 million, or 6%, for the six months ended July 1, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $5.9 million and unfavorable foreign currency fluctuations of $2.7 million. The organic revenue decline was primarily due to lower LED equipment shipments, partially offset by organic growth across most other businesses. This segment’s customer orders decreased $8.3 million to $143.4 million for the six months ended July 1, 2012 compared to $151.7 million for the same period in 2011 with improvement in most markets excluding the LED equipment market.

Gross Profit
Consolidated gross profit increased $11.6 million, or 10%, to $122.4 million for the six months ended July 1, 2012 compared to $110.8 million for the six months ended ended July 3, 2011. Consolidated gross margin increased 20 basis points to 28.2% for the six months ended July 1, 2012 from 28.0% for the six months ended July 3, 2011.

Gross profit for the Energy segment increased $13.5 million, or 33%, for the six months ended July 1, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $14.2 million of organic increases, partially offset by $0.8 million in foreign exchange rates compared to the U.S. dollar. Gross margins improved 200 basis points to 24.2% for the six months ended July 1, 2012 compared to 22.2% for the same period in 2011. This increase was primarily driven by increased volume and associated leverage and improved project pricing, partially offset by expenses in Brazil.

Gross profit for the Aerospace segment decreased $1.0 million, or 4%, for the six months ended July 1, 2012 compared to the six months ended July 3, 2011. This gross profit decrease was primarily due to unfavorable foreign currency fluctuations of $0.7 million and organic declines of $0.3 million. Gross margins declined by 410 basis points to 31.0% for the six months ended July 1, 2012 from 35.1% for the six months ended July 3, 2011 primarily due to continued large future program expenses including product development and manufacturing capabilities. These declines were partially offset by the increased military project volume and associated leverage.

Gross profit for the Flow Technologies segment decreased $1.0 million, or 2%, for the six months ended July 1, 2012 compared to the six months ended July 3, 2011. The decrease was primarily due to unfavorable foreign currency fluctuations of $1.2 million, partially offset by organic increases of $0.2 million. Gross margins improved 130 basis points to 33.3% for the six months ended July 1, 2012 from 32.0% for the six months ended July 3, 2011 primarily due to improved productivity and spending, partially offset by lower volume and associated leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.6 million, or 7%, to $90.2 million for the six months ended July 1, 2012 compared to $84.6 million for the six months ended July 3, 2011. Selling, general and administrative expenses as a percentage of revenues decreased 60 basis points to 20.8% for the six months ended July 1, 2012 compared to 21.4% for the six months ended July 3, 2011.

Selling, general and administrative expenses for the Energy segment increased 9%, or $2.8 million for the six months ended July 1, 2012 compared to the same period in 2011. Organic increases, inclusive of higher commissions, increased selling resources and higher personnel-related expenses accounted for $3.7 million of the total increase. In addition, the SF Valves acquisition in the first quarter of 2011 added $0.4 million in expenses. These increases were partially offset by $1.3 million of favorable foreign currency fluctuations.

Selling, general and administrative expenses for the Aerospace segment decreased 3%, or $0.5 million for the six months ended July 1, 2012 compared to the same period in 2011 primarily due to favorable foreign currency fluctuations of $0.5 million.

Selling, general and administrative expenses for the Flow Technologies segment increased 5%, or $1.4 million for the six months ended July 1, 2012 compared to the same period in 2011 primarily due to organic increases of $2.1 million, mainly from growth initiatives. The organic increases were partially offset by favorable foreign currency fluctuations of $0.7 million.

Corporate, general and administrative expenses increased $1.9 million to $13.2 million for the six months ended July 1, 2012 compared to the same period in 2011. The increase was primarily due to higher professional fees.

Leslie Asbestos and Bankruptcy Related (Recoveries) Charges, Net
Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the six months ended July 1, 2012. The $0.9 million bankruptcy related charges for the six months ended July 3, 2011 was comprised of bankruptcy related professional fees. For more information on asbestos related litigation, see “Contingencies and Commitments” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Operating Income
The change in operating income for the six months ended July 1, 2012 compared to the six months ended July 3, 2011 was as follows:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 1, 2012	July 3, 2011
	(Dollars In thousands)
Energy	$21,508	$10,767	$10,741	$(398)	$10,558	$581
Aerospace	7,277	7,747	(470)	0	(250)	(220)
Flow Technologies	16,630	18,408	(1,778)	0	(1,371)	(407)
Corporate	(13,236)	(11,600)	(1,636)	0	(1,630)	(6)
Total	$32,179	$25,322	$6,857	$(398)	$7,307	$(52)

Operating income increased 27%, or $6.9 million, to $32.2 million for the six months ended July 1, 2012 compared to $21.8 million for the same period in 2011.

Operating income for our Energy segment increased $10.7 million, or 100%, to $21.5 million for the six months ended July 1, 2012, compared to the same period in 2011. Operating margins improved 380 basis points to 9.7% on a revenue increase of 23%, compared to the first six months in 2011. The increase in operating income was primarily due to the significant volume increase and the associated leverage in our North American businesses, improved pricing in large international projects and favorable mix, partially offset by expenses in Brazil.

Operating income for the Aerospace segment decreased $0.5 million, or 6%, to $7.3 million for the six months ended July 1, 2012 compared to the same period in 2011. Operating margins declined by 160 basis points to 9.8% compared to the first six months in 2011 primarily due to continued large future program expenses including product development and manufacturing capabilities, which were partially offset by the increased military project volume and associated leverage.

Operating income for the Flow Technologies segment decreased $1.8 million, or 10%, to $16.6 million for the six months ended July 1, 2012 compared to the same period in 2011. Operating margins declined by 50 basis points to 12.1% compared to the first six months in 2011 primarily due to lower volume and associated leverage and investment in growth initiatives, partially offset by productivity and lower operating expenses.

Corporate operating expenses increased $1.6 million, or 14%, for the six months ended July 1, 2012 compared to the same period in 2011, largely due to higher professional fees.

Interest Expense, Net
Interest expense, net, increased $0.1 million for the six months ended July 1, 2012 compared to the six months ended July 3, 2011. This change in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net
Other expense, net, was $0.3 million for the six months ended July 1, 2012 compared to $1.5 million in the same period of 2011. The difference of $1.2 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 33.7% for the six months ended July 1, 2012 compared to 29.5% for the same period of 2011. The primary driver of the higher 2012 tax rate was the establishment of a valuation allowance for one of our international subsidiaries that negatively impacted the rate by 7.6%, partially offset by the effect of discrete tax items.

Net Income
Net income increased $4.3 million to $19.7 million for the six months ended July 1, 2012 compared to $15.4 million for the same period in 2011. The increase was primarily due to higher operating income, partially offset by an increase in income tax expense.

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

The following table summarizes our cash flow activities for the six months ended July 1, 2012 (In thousands):

Cash flow provided by (used in):
Operating activities	$8,771
Investing activities	(10,752)
Financing activities	(10,737)
Effect of exchange rates on cash and cash equivalents	(723)
Decrease in cash and cash equivalents	$(13,441)

During the six months ended July 1, 2012, we generated $8.8 million in operating activities compared to using $69.3 million during the same period in 2011. During the six months ended July 1, 2012, we used $1.0 million to make the final payment to the Leslie Controls Asbestos Trust (the "Trust"). This compares to a use of $76.6 million for the six months ended July 3, 2011 to initially fund the Trust. In addition, during the six months ended July 1, 2012 we used approximately $22.6 million in cash from operating assets and liabilities compared to using $19.0 million during the same period in 2011. During the six months ended July 1, 2012 inventories as well as accounts payable, accrued expenses and other liabilities were uses of cash of $5.3 million and $9.6 million, respectively as compared to the six months ended July 3, 2011 when we used $34.2 million to acquire inventory and increases in accounts payable, accrued expenses and other liabilities provided $26.9 million. The operating asset and liability increases were partially offset by higher net income during the six months ended July 1, 2012 compared to the same period in 2011. The $10.8 million used by investing activities primarily consists of net purchases of capital equipment. Financing activities used $10.7 million, which included a net $9.0 million reduction of borrowings and $1.3 million used to pay dividends to shareholders.

As of July 1, 2012, total debt was $95.9 million compared to $105.1 million at December 31, 2011. Total debt as a percentage of total shareholders’ equity was 24.1% as of July 1, 2012 compared to 27.4% as of December 31, 2011.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of July 1, 2012, we had borrowings of $88.4 million outstanding under our credit facility and $45.1 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on July 1, 2012 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.44:1 as of July 1, 2012 compared to 2.27:1 at December 31, 2011. The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2011. As of July 1, 2012, cash and cash equivalents totaled $41.4 million, of which approximately $39.2 million was held in foreign bank accounts. This compares to $54.9 million of cash and cash equivalents as of December 31, 2011 of which $51.2 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of July 1, 2012, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $88.4 million borrowed under our revolving credit facility as of July 1, 2012. Based upon expected levels of borrowings under our credit facility in 2012, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

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

As of July 1, 2012, we had nine forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	2	1,500	U.S. Dollars
Euro/GBP	1	291	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value asset of the derivative forward contracts as of July 1, 2012 was less than $0.3 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to five years from July 1, 2012.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended July 1, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Asbestos Litigation
Background
On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware

and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1.0 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust. During the three months ended July 1, 2012, Leslie paid off the balance of the Note and, as a result, neither Leslie nor CIRCOR has any remaining financial obligation to the Trust. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.
Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact
As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represented the remaining payment to the Trust after the initial funding of $76.6 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing costs associated with Leslie’s asbestos litigation for the six months ended July 1, 2012. The $0.9 million bankruptcy related charges for the six month period ending July 3, 2011 is comprised solely of bankruptcy related professional fees.

(In Thousands)	July 1, 2012	December 31, 2011
Amounts payable to 524(g) trust	$0	$1,000
Net Leslie asbestos and bankruptcy liability	$0	$1,000

	Three Months Ended		Six Months Ended
(In Thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Bankruptcy related (recoveries) costs	$0	$(124)	$0	$877
Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$0	$(124)	$0	$877
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
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur late in fiscal 2012 at the earliest. Early in the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.

ITEM 1A.	RISK FACTORS.
We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at July 1, 2012 and December 31, 2011. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

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
101†
The following financial statements from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, as filed with the Securities and Exchange Commission on August 2, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of July 1, 2012 (unaudited) and December 31, 2011
	(ii)	Consolidated Statements of Income for the three and six months ended July 1, 2012 and July 3, 2011 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the six months ended July 1, 2012 and July 3, 2011 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
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

CIRCOR INTERNATIONAL, INC.

August 2, 2012	/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

August 2, 2012	/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

August 2, 2012	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer