Form 10-Q
period 2012-09-30
CIRCOR INTERNATIONAL INC
filed 2012-11-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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
As of October 21, 2012, there were 17,428,725 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,976	$54,855
Short-term investments	102	99
Trade accounts receivable, less allowance for doubtful accounts of $1,722 and $1,127, respectively	156,744	156,075
Inventories, net	194,644	203,777
Prepaid expenses and other current assets	14,768	12,376
Deferred income tax asset	15,795	16,320
Assets held for sale	542	542
Total Current Assets	431,571	444,044
PROPERTY, PLANT AND EQUIPMENT, NET	105,348	104,434
OTHER ASSETS:
Goodwill	77,411	77,829
Intangibles, net	45,677	58,442
Deferred income tax asset	28,073	27,949
Other assets	9,556	9,825
TOTAL ASSETS	$697,636	$722,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,379	$92,493
Accrued expenses and other current liabilities	60,109	63,386
Accrued compensation and benefits	26,045	24,328
Asbestos liability	—	1,000
Income taxes payable	2,686	5,553
Notes payable and current portion of long-term debt	6,723	8,796
Total Current Liabilities	167,942	195,556
LONG-TERM DEBT, NET OF CURRENT PORTION	77,061	96,327
DEFERRED INCOME TAXES	10,196	11,284
OTHER NON-CURRENT LIABILITIES	34,117	35,271
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,425,075 and 17,268,212 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	174	173
Additional paid-in capital	262,045	258,209
Retained earnings	149,969	130,373
Accumulated other comprehensive loss	(3,868)	(4,670)
Total Shareholders’ Equity	408,320	384,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$697,636	$722,523
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenues	$209,804	$209,961	$643,946	$605,239
Cost of revenues	151,109	154,774	462,823	439,218
GROSS PROFIT	58,695	55,187	181,123	166,021
Selling, general and administrative expenses	44,314	39,448	134,562	124,083
Leslie asbestos and bankruptcy (recoveries) charges, net	—	(201)	—	676
Impairment charges	10,348	—	10,348	—
Special charges	1,377	—	1,377	—
OPERATING INCOME	2,656	15,940	34,836	41,262
Other (income) expense:
Interest income	(101)	(69)	(262)	(166)
Interest expense	1,223	956	3,482	3,058
Other, net	564	354	887	1,830
TOTAL OTHER EXPENSE	1,686	1,241	4,107	4,722
INCOME BEFORE INCOME TAXES	970	14,699	30,729	36,540
(Benefit) provision for income taxes	(899)	3,752	9,138	10,191
NET INCOME	$1,869	$10,947	$21,591	$26,349
Earnings per common share:
Basic	$0.11	$0.63	$1.24	$1.53
Diluted	$0.11	$0.63	$1.24	$1.51
Weighted average number of common shares outstanding:
Basic	17,433	17,266	17,391	17,226
Diluted	17,467	17,423	17,436	17,412
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$1,869	$10,947	$21,591	$26,349
Other comprehensive income (loss)
Foreign currency translation adjustments	7,670	(13,037)	802	(65)
Other comprehensive income (loss)	7,670	(13,037)	802	(65)
COMPREHENSIVE INCOME (LOSS)	$9,539	$(2,090)	$22,393	$26,284
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
OPERATING ACTIVITIES
Net income	$21,591	$26,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,765	11,265
Amortization	2,823	3,293
Payment for Leslie bankruptcy settlement	(1,000)	(76,625)
Impairment charges	10,348	—
Compensation expense of share-based plans	3,409	3,007
Tax effect of share-based compensation	573	(649)
Loss (gain) on property, plant and equipment	1,148	(68)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(123)	(1,249)
Inventories	8,586	(43,901)
Prepaid expenses and other assets	(2,110)	(9,453)
Accounts payable, accrued expenses and other liabilities	(26,178)	17,353
Net cash provided by (used in) operating activities	30,832	(70,678)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,097)	(11,254)
Proceeds from the sale of property, plant and equipment	200	84
Business acquisitions, net of cash acquired	—	(20,221)
Net cash used in investing activities	(13,897)	(31,391)
FINANCING ACTIVITIES
Proceeds from long-term debt	170,795	224,455
Payments of long-term debt	(192,040)	(126,269)
Debt issuance costs	—	(2,001)
Dividends paid	(1,997)	(1,987)
Proceeds from the exercise of stock options	348	496
Tax effect of share-based compensation	(573)	649
Net cash (used in) provided by financing activities	(23,467)	95,343
Effect of exchange rate changes on cash and cash equivalents	653	228
DECREASE IN CASH AND CASH EQUIVALENTS	(5,879)	(6,498)
Cash and cash equivalents at beginning of period	54,855	45,752
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,976	$39,254
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$12,959	$6,476
Interest	$2,333	$3,576
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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2) Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no new accounting pronouncements adopted during the three and nine months ended September 30, 2012 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of September 30, 2012, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three years to six years. Vested restricted stock units will be settled in shares of our common stock. As of September 30, 2012, there were 187,200 stock options and 331,052 restricted stock units outstanding. In addition, there were 398,559 shares available for grant under the 1999 Stock Plan as of September 30, 2012. As of September 30, 2012, there were 19,093 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In the first nine months of 2012, we granted 68,943 stock options.

The fair value of stock options granted during the nine months ended September 30, 2012 of $14.16 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	5.8
Expected stock volatility	47.9%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from three years to six years. During the nine months ended September 30, 2012 and October 2, 2011, we granted 132,471 and 66,027 RSU Awards with approximate fair values of $33.54 and $38.68 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 34,534 and 43,734 RSUs with per unit discount amounts representing fair values of $10.81 and $12.87 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended September 30, 2012 and October 2, 2011, respectively.

Compensation expense related to our share-based plans for the nine month periods ended September 30, 2012, and October 2, 2011 was $3.3 million and $3.0 million, respectively, and was recorded as selling, general and administrative expense. As of September 30, 2012, there was $7.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 30, 2012 was 7.0 years and 2.0 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $0.4 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of September 30, 2012 was $1.2 million and $0.7 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 30, 2012 was $3.3 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 30, 2012 was $9.3 million and $0.4 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended September 30, 2012 was $1.8 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of September 30, 2012 was $1.3 million and $0.2 million, respectively.

(4) Inventories
Inventories consist of the following (In thousands):

	September 30, 2012	December 31, 2011
Raw materials	$56,114	$57,755
Work in process	88,510	96,678
Finished goods	50,020	49,344
	$194,644	$203,777

(5) Goodwill and Intangible Assets
Evolving business factors, including our outlook of diminished future revenue and cash flow as well as repositioning activities at our Brazil energy and California aerospace operations, were indicators of impairment that triggered impairment analysis of both the long-lived and intangible assets of these operations as well as the goodwill associated with their reporting units, Energy and Aerospace, respectively. With the assistance of an independent third-party appraisal firm, we performed ASC 360 and ASC 350 impairment analyses as part of our third quarter closing process. Under step 1 of the ASC 360 impairment test, the carrying value of the asset group is compared against the sum of the undiscounted cash flows in order to determine whether the asset group is impaired. The amount of impairment is then measured as the difference between the fair value of the long-lived asset group and its carrying value. The Company generally determines the fair value of long-lived assets using the discounted cash flow method. The analyses under ASC 360 and ASC 350 led us to conclude that certain intangible assets were impaired as of September 30, 2012: trade names, customer relationships, backlog and other intangible assets within the Energy and Aerospace segments. This resulted in Energy and Aerospace segment intangible asset impairment charges during the three months ended September 30, 2012 of $2.2 million and $8.2 million respectively. The Company also determined that certain fixed assets were impaired. Refer to Note 13 for additional information. The third quarter ASC 350 Goodwill impairment analysis resulted in the fair value of each of our reporting units exceeding their respective carrying amount, indicating no goodwill impairments were necessary as of September 30, 2012.
The following table shows goodwill, by segment, as of September 30, 2012 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829
Currency translation adjustments	(375)	(12)	(31)	(418)
Goodwill as of September 30, 2012	$51,519	$22,079	$3,813	$77,411
The table below presents gross intangible assets and the related accumulated amortization as of September 30, 2012 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,058	$(5,608)
Non-amortized intangibles (primarily trademarks and trade names)	23,467	0
Customer relationships	34,088	(15,662)
Backlog	1,148	(1,148)
Other	7,402	(4,068)
Total	$72,163	$(26,486)
Net carrying value of intangible assets	$45,677
The table below presents estimated remaining amortization expense for intangible assets recorded as of September 30, 2012 (In thousands):

	2012	2013	2014	2015	2016	After 2016
Estimated amortization expense	$775	$3,100	$3,069	$3,047	$2,760	$9,459

(6) Segment Information
The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate / Eliminations	Consolidated Total
Three Months Ended September 30, 2012
Net revenues	$109,968	$31,795	$68,041	$—	$209,804
Inter-segment revenues	577	10	194	(781)	—
Operating income (loss)	11,236	(10,284)	8,873	(7,169)	2,656
Interest income					(101)
Interest expense					1,223
Other expense, net					564
Income before income taxes					$970
Identifiable assets	366,730	180,547	204,107	(53,748)	697,636
Capital expenditures	647	686	1,856	125	3,314
Depreciation and amortization	1,713	1,233	1,543	378	4,867

Three Months Ended October 2, 2011
Net revenues	$103,300	$32,681	$73,980	$—	$209,961
Inter-segment revenues	297	—	60	(357)	—
Operating income (loss)	7,441	1,846	10,008	(3,355)	15,940
Interest income					(69)
Interest expense					956
Other expense, net					354
Income before income taxes					$14,699
Identifiable assets	363,976	193,992	193,791	(66,300)	685,459
Capital expenditures	1,610	1,295	408	479	3,792
Depreciation and amortization	1,858	1,280	1,446	283	4,867

Nine Months Ended September 30, 2012
Net revenues	$332,759	$105,776	$205,411	$—	$643,946
Inter-segment revenues	1,477	41	589	(2,107)	—
Operating income (loss)	32,744	(3,007)	25,503	(20,404)	34,836
Interest income					(262)
Interest expense					3,482
Other expense, net					887
Income before income taxes					$30,729
Identifiable assets	366,730	180,547	204,107	(53,748)	697,636
Capital expenditures	2,397	2,263	7,600	1,837	14,097
Depreciation and amortization	5,546	3,672	4,348	1,022	14,588

Nine Months Ended October 2, 2011
Net revenues	$284,464	$100,820	$219,955	$—	$605,239
Inter-segment revenues	941	10	227	(1,178)	—
Operating income (loss)	18,208	9,593	28,416	(14,955)	41,262
Interest income					(166)
Interest expense					3,058
Other expense, net					1,830
Income before income taxes					$36,540
Identifiable assets	363,976	193,992	193,791	(66,300)	685,459
Capital expenditures	5,022	3,037	1,842	1,353	11,254
Depreciation and amortization	5,751	3,712	4,483	612	14,558

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended September 30, 2012 and October 2, 2011. Corporate Identifiable Assets after elimination of intercompany assets were $41.8 million and $35.4 million as of September 30, 2012 and October 2, 2011, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	September 30, 2012			October 2, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$1,869	17,433	$0.11	$10,947	17,266	$0.63
Dilutive securities, common stock options	0	34	0.00	0	157	0.00
Diluted EPS	$1,869	17,467	$0.11	$10,947	17,423	$0.63

	Nine Months Ended
	September 30, 2012			October 2, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$21,591	17,391	$1.24	$26,349	17,226	$1.53
Dilutive securities, common stock options	0	45	0.00	0	186	(0.02)
Diluted EPS	$21,591	17,436	$1.24	$26,349	17,412	$1.51

There were 396,849 and 179,021 anti-dilutive stock options and RSUs for the nine months ended September 30, 2012 and October 2, 2011, respectively.

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

As of September 30, 2012, we had fourteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	1	453	U.S. Dollars
Euro/GBP	2	450	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
U.S. Dollar/Euro	5	27,750	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value liability of the derivative forward contracts as of September 30, 2012 was approximately $0.1 million and was included in accrued and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to approximately five years from September 30, 2012. The unrealized foreign exchange gain (loss) for each of the nine month periods ended September 30, 2012 and October 2, 2011 are less than $0.5 million and are included in other (income) expense in our consolidated statement of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of September 30, 2012.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 30, 2012 (In thousands):

Balance beginning December 31, 2011	$3,104
Provisions	3,404
Claims settled	(1,594)
Currency translation adjustments	(12)
Balance ending September 30, 2012	$4,902

(10) Contingencies and Commitments
Asbestos Litigation
Background
On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1.0 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust. Leslie paid off the balance of the Note in April 2012 and, as a result, neither Leslie nor CIRCOR has any remaining financial obligation to the Trust. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.
Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact
As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represented the remaining payment to the Trust after the initial funding of $76.6 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing costs associated with Leslie’s asbestos litigation for the nine months ended September 30, 2012. The $0.7 million bankruptcy related charges for the nine month period ending October 2, 2011 is comprised primarily of bankruptcy related professional fees.

(In Thousands)	September 30, 2012	December 31, 2011
Amounts payable to 524(g) trust	$0	$1,000
Net Leslie asbestos and bankruptcy liability	$0	$1,000

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Bankruptcy related (recoveries) costs	$0	$(201)	$0	$676
Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$0	$(201)	$0	$676
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
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur in the first quarter of 2013 at the earliest. Early in the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.
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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $45.6 million at September 30, 2012. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 30, 2012.
The following table contains information related to standby letters of credit instruments outstanding as of September 30, 2012 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$20,453
Greater than 12 months	25,151
Total	$45,604

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
During the three and nine months ended September 30, 2012, we made cash contributions of $0.4 million and $1.2 million, respectively, to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost-benefits earned	$52	$108	$157	$323
Interest cost on benefits obligation	513	540	1,540	1,621
Estimated return on assets	(531)	(610)	(1,595)	(1,829)
Prior service cost amortization	0	0	0	0
Loss amortization	158	85	473	256
Net periodic cost of defined pension benefit plans	$192	$123	$575	$371

(12) Income Taxes
As required by the Income Tax Topic of the ASC, at September 30, 2012 and at December 31, 2011, we had $2.2 million and $2.4 million of unrecognized tax benefits, respectively, of which $1.2 million and $1.4 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, we have approximately $1.0 million of accrued interest related to uncertain tax positions.
For the three month period ended September 30, 2012, we recognized certain discrete tax benefits including $0.8 million from a reduction of the United Kingdom tax rate from 26% to 23%.
The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2009 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2005. The Company is under examination for income tax filings in various state and foreign jurisdictions.

(13) Special Charges
During the three and nine months ended September 30, 2012 we incurred $1.4 million in special charges associated with repositioning actions in the Energy, Aerospace and Flow Technologies segments. These actions include consolidating facilities, shifting expenses to lower cost regions and exiting some non-strategic product lines. During the three and nine months ended October 2, 2011 we did not record any special charges. The following table summarizes our special charges by expense type and business segment (in thousands):

	As of and for the three months ended September 30, 2012
	Energy	Aerospace	Flow Technologies	Total
Accrued special charges as of July 1, 2012				$—
Facility-related expenses	$1,093	$209	$—	1,302
Employee-related expenses	—	30	45	75
Total special charges	$1,093	$239	$45	1,377
Special charges paid				(1,377)
Accrued special charges as of September 30, 2012				$—

	As of and for the nine months ended September 30, 2012
	Energy	Aerospace	Flow Technologies	Total
Accrued special charges as of December 31, 2011				$—
Facility-related expenses	$1,093	$209	$—	1,302
Employee-related expenses	—	30	45	75
Total special charges	$1,093	$239	$45	1,377
Special charges paid				(1,377)
Accrued special charges as of September 30, 2012				$—
During the three and nine months ended September 30, 2012, facility-related expenses included write-downs of fixed assets and other equipment. Also, in connection with the repositioning special charges noted above, we recorded $0.9 million and $3.2 million of repositioning related inventory obsolescence charges during the nine months ended September 30, 2012 for the Energy and Aerospace segments respectively. These repositioning related inventory obsolescence charges were included as costs of revenues.
We expect to incur additional special charges between $3.0 million and $3.5 million during the fourth quarter of 2012 (between $2.4 million and $2.8 million for the Energy segment, $0.4 million for the Aerospace segment and between $0.2 million and $0.3 million for the Flow Technologies segment). We expect to incur additional special charges between $5.0 million and $6.0 million during the first half of 2013 (between $1.2 million and $1.4 million for the Energy segment, between $3.5 million and $4.2 million for the Aerospace segment and between $0.3 million and $0.4 million for the Flow Technologies segment) to complete these repositioning actions. These repositioning activities are expected to be funded with cash generated from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to continue operating our manufacturing facilities at efficient levels including our ability to continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2011, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our primary objective is to enhance shareholder value through profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We are working to accomplish this objective by focusing on highly engineered projects and product opportunities in key end-markets that have above average growth. These end-markets include the up-stream and mid-stream oil and gas, power generation, process and aerospace markets. In capitalizing on these opportunities, we are using the CIRCOR Business System to excel at:

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

Revenue Recognition
Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. We may enter into certain arrangements with multiple deliverables that may include any combination of designing, developing and manufacturing valves and other highly engineered products and sub-systems. Delivery of these products and sub-systems typically occurs within a one to two-year period, although most arrangements have a shorter timeframe for delivery. Revenue is generally allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. We also have certain long-term arrangements requiring delivery of products or services over extended periods of time and revenue and profits on each arrangement are recognized in accordance with the percentage-

of-completion method of accounting.

Cash, Cash Equivalents, and Short-term Investments
Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of guaranteed investment certificates which generally have short-term maturities and are carried at cost which generally approximates fair value.

Allowance for Inventory
We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowances. We provide inventory allowances for excess, slow-moving, and obsolete inventories determined primarily by estimates of future demand. The allowance is generally measured on an item-by-item basis determined based on the difference between the cost of the inventory and estimated market value. The provision for inventory allowance is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our net inventory balance was $194.6 million as of September 30, 2012, compared to $203.8 million as of December 31, 2011. Our inventory allowance as of September 30, 2012 was $22.9 million, compared with $17.7 million as of December 31, 2011. Our provision for inventory obsolescence was $8.4 million and $2.8 million for the first nine months of 2012 and 2011, respectively. Included in the inventory obsolescence charge for the nine months ended September 30, 2012 is $0.9 million and $3.2 million of repositioning related inventory obsolescence charges for the Energy and Aerospace segments, respectively. See Notes 5 and 13 of the accompanying unaudited financial statements for more information on our repositioning related charges.

For the nine months ended September 30, 2012, we have experienced increases in organic revenue and orders compared to the nine months ended October 2, 2011. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of September 30, 2012, and December 31, 2011 were $8.3 million and $9.4 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

Impairment Analysis
As required by ASC Topic 350, “Intangibles - Goodwill and Other,” we perform an annual assessment as to whether there was an indication that goodwill and certain intangible assets are impaired. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired. In assessing the fair value of goodwill, we use our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit and a discount rate based on the weighted average cost of capital.

Evolving business factors, including our outlook of diminished future revenue and cash flow as well as repositioning activities at our Brazil energy and California aerospace operations, were indicators of impairment that triggered impairment analysis of both the long-lived and intangible assets of these operations as well as the goodwill associated with their reporting units, Energy and Aerospace, respectively. With the assistance of an independent third-party appraisal firm, we performed ASC 360 and ASC 350 impairment analyses as part of our third quarter closing process. Under step 1 of the ASC 360 impairment test, the carrying value of the asset group is compared against the sum of the undiscounted cash flows in order to determine whether the asset group is impaired. The amount of impairment is then measured as the difference between the fair value of the long-lived asset group and its carrying value. The Company generally determines the fair value of long-lived assets using the discounted cash flow method. The analyses under ASC 360 and ASC 350 led us to conclude that certain intangible assets were impaired as of September 30, 2012: trade names, customer relationships, backlog and other intangible assets within the Energy and Aerospace segments. This resulted in Energy and Aerospace segment intangible asset impairment charges during the three months ended September 30, 2012 of $2.2 million and $8.2 million respectively. The Company also determined that certain fixed assets were impaired. Refer to Note 13 for additional information. The third quarter ASC 350 Goodwill impairment analysis resulted in the fair value of each of our reporting units exceeding their respective carrying amount, indicating no goodwill impairments were necessary as of September 30, 2012.

The goodwill recorded on the consolidated balance sheet as of September 30, 2012 decreased $0.4 million to $77.4 million compared to $77.8 million as of December 31, 2011 due to foreign currency fluctuations.

Income Taxes
For 2012, we expect an effective income tax rate of approximately 32.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $14.5 million at September 30, 2012 and $10.6 million at December 31, 2011 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

During the three and nine months ended September 30, 2012, we made cash contributions of $0.4 million and $1.2 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2012, we expect to make voluntary cash contributions of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended October 2, 2011

Beginning in the third quarter of 2012, we initiated certain repositioning actions within all three of our operating segments: these actions include consolidating facilities, shifting expenses to lower cost regions and exiting certain small non-strategic products or product lines. These repositioning actions resulted in certain repositioning related charges being recorded during the three months ended September 30, 2012.  These repositioning related charges include inventory valuation reserves, intangible impairments, and special charges, which includes employee related costs and asset write offs.  Additional information with regard to these repositioning related charges is provided below.

In the Energy segment the repositioning impacts our Brazil operations, shifting non-core manufacturing to low cost suppliers and exiting some non-strategic products or product lines. In the Aerospace segment the repositioning action includes consolidating our three California facilities into two and exiting some small non-strategic products or product lines. The Flow Technologies repositioning action includes the consolidation of our Ahmedabad, India manufacturing operation into a newly constructed facility in Coimbatore, India.

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		October 2, 2011		% Change
	(Dollars in thousands)
Net revenues	$209,804	100.0%	$209,961	100.0%	(0.1)%
Cost of revenues	151,109	72.0%	154,774	73.7%	(2.4)%
Gross profit	58,695	28.0%	55,187	26.3%	6.4%
Selling, general and administrative expenses	44,314	21.1%	39,448	18.8%	12.3%
Leslie asbestos and bankruptcy recoveries, net	0	0.0%	(201)	(0.1)%	(100.0)%
Impairment charges	10,348	4.9%	—	0.0%	N/A
Special charges	1,377	0.7%	—	0.0%	N/A
Operating income	2,656	1.3%	15,940	7.6%	(83.3)%
Other expense:
Interest expense, net	1,122	0.5%	887	0.4%	26.5%
Other expense, net	564	0.3%	354	0.2%	59.3%
Total other expense	1,686	0.8%	1,241	0.6%	35.9%
Income before income taxes	970	0.5%	14,699	7.0%	(93.4)%
Provision for income taxes	(899)	(0.4)%	3,752	1.8%	(124.0)%
Net income	$1,869	0.9%	$10,947	5.2%	(82.9)%

Net Revenues

Net revenues for the three months ended September 30, 2012 decreased by $0.2 million, or 0.1%, to $209.8 million from $210.0 million for the three months ended October 2, 2011. The change in net revenues for the three months ended September 30, 2012 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	September 30, 2012	October 2, 2011
	(In thousands)
Energy	$109,968	$103,300	$6,668	$11,720	$(5,052)
Aerospace	31,795	32,681	(886)	122	(1,008)
Flow Technologies	68,041	73,980	(5,939)	(4,410)	(1,529)
Total	$209,804	$209,961	$(157)	$7,432	$(7,589)

The Energy segment accounted for 52% of net revenues for the three months ended September 30, 2012 compared to 49% for the three months ended October 2, 2011. The Aerospace segment accounted for 15% of net revenues for the three months ended September 30, 2012 compared to 16% for the three months ended October 2, 2011. The Flow Technologies segment accounted for 32% of net revenues for the three months ended September 30, 2012 compared to 35% for the three months ended October 2, 2011.

Energy segment revenues increased by $6.7 million, or 6%, for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. The increase was primarily driven by $11.7 million of organic growth across most markets with increases in the short-cycle North American and large international project markets, partially offset by lower pipeline shipments. The increase was also partially offset by unfavorable foreign currency fluctuations of $5.1 million. Energy segment orders increased $24.5 million to $118.1 million for the three months ended September 30, 2012 compared to $93.6 million for the same period in 2011 primarily due to higher international project and pipeline orders. Backlog for our Energy segment has increased $8.4 million to $210.4 million as of September 30, 2012 compared to $202.0 million as of October 2, 2011. The increases in backlog was primarily due to higher order levels within our large international project business, partially offset by ongoing shipments of a large pipeline project booked in 2010 and slightly lower short-cycle backlog.

Aerospace segment revenues decreased by $0.9 million, or 3%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease was primarily due to lower landing gear shipments and unfavorable foreign currency fluctuations of $1.0 million, partially offset by gains in the other areas. Orders for this segment decreased $19.9 million to $42.9 million for the three months ended September 30, 2012 compared to $62.8 million for the same period in 2011. This order decline was primarily due to a $26.0 million multi-year military landing gear order placed in the third quarter of 2011. Order backlog increased $2.3 million to $162.7 million as of September 30, 2012 compared to $160.4 million million as of October 2, 2011.

Flow Technologies segment revenues decreased by $5.9 million, or 8%, for the three months ended September 30, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $4.4 million and unfavorable foreign currency fluctuations of $1.5 million. The organic revenue decline was primarily due to lower light emitting diode (“LED”) equipment shipments, partially offset by organic growth across other businesses. This segment’s customer orders decreased $6.4 million to $64.5 million for the three months ended September 30, 2012 compared to $70.9 million for the same period in 2011 primarily due to weakness in the LED equipment market and market slowdown in Europe. Order backlog decreased $6.6 million to $71.2 million as of September 30, 2012 compared to $77.8 million as of October 2, 2011, primarily driven by the shipment of Navy backlog and lower LED equipment orders.

Gross Profit
Consolidated gross profit increased $3.5 million, or 6%, to $58.7 million for the three months ended September 30, 2012 compared to $55.2 million for the three months ended October 2, 2011. Consolidated gross margin increased 170 basis points to 28.0% for the three months ended September 30, 2012 from 26.3% for the three months ended October 2, 2011.

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory Repositioning
Segment	September 30, 2012	October 2, 2011
	(In thousands)
Energy	$30,554	$22,100	$8,454	$10,008	$(607)	$(947)
Aerospace	5,906	9,387	(3,481)	(81)	(223)	(3,177)
Flow Technologies	22,235	23,700	(1,465)	(818)	(647)	—
Total	$58,695	$55,187	$3,508	$9,109	$(1,477)	$(4,124)

Gross profit for the Energy segment increased $8.5 million, or 38%, for the three months ended September 30, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $10.0 million of organic increases, partially offset by $0.9 million in inventory repositioning charges at our Brazil operations and $0.6 million in unfavorable foreign exchange rates compared to the U.S. dollar. Gross margins improved 640 basis points to 27.8% for the three months ended September 30, 2012 compared to 21.4% for the same period in 2011. This increase was primarily driven by favorable penalty reserve adjustments and pricing within our large international project business.

Gross profit for the Aerospace segment decreased $3.5 million, or 37%, for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. This gross profit decrease was primarily due to $3.2 million in inventory repositioning charges at our California operations. Additionally, there was a $0.1 million organic decline and unfavorable foreign currency fluctuations of $0.2 million. Gross margins declined by 1,010 basis points to 18.6% for the three months ended September 30, 2012 from 28.7% for the three months ended October 2, 2011 primarily due to the inventory repositioning charges.

Gross profit for the Flow Technologies segment decreased $1.5 million, or 6%, for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. This decrease was primarily due to organic decreases of $0.8 million and unfavorable foreign currency fluctuations of $0.6 million. Gross margins improved 70 basis points to 32.7% for the three months ended September 30, 2012 from 32.0% for the three months ended October 2, 2011 primarily due to favorable mix, partially offset by lower volume and associated leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.9 million, or 12%, to $44.3 million for the three months ended September 30, 2012 compared to $39.4 million for the three months ended October 2, 2011. Selling, general and administrative expenses as a percentage of revenues increased 230 basis points to 21.1% for the three months ended September 30, 2012 compared to 18.8% for the three months ended October 2, 2011.

Selling, general and administrative expenses for the Energy segment increased 10%, or $1.4 million, for the three months ended September 30, 2012 compared to the same period in 2011. Organic increases, inclusive of higher commissions and selling resources expenses accounted for a $2.1 million increase, which was partially offset by favorable foreign currency fluctuations of $0.7 million.

Selling, general and administrative expenses for the Aerospace segment increased 3%, or $0.2 million, for the three months ended September 30, 2012 compared to the same period in 2011. Organic increases of $0.5 million primarily due to timing were partially offset by $0.3 million in favorable foreign currency fluctuations.

Selling, general and administrative expenses for the Flow Technologies segment decreased 3%, or $0.3 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to favorable foreign currency fluctuations of $0.4 million.

Corporate, general and administrative expenses increased $3.6 million to $7.2 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher professional fees and variable compensation during the three months ended September 30, 2012.

Leslie Asbestos and Bankruptcy Related Recoveries, Net
Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the three months ended September 30,

2012. The $0.2 million recovery of bankruptcy related costs for the three months ended October 2, 2011 was a result of lower actual costs incurred compared to amounts previously estimated. For more information on asbestos related litigation, see “Contingencies and Commitments” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Impairment Charges
Intangible impairment charges of $2.2 million and $8.2 million were recorded during the three months ended September 30, 2012 in our Energy and Aerospace segments, respectively. The impairment charges were triggered by evolving business factors, including our outlook of diminished future revenue and cash flow as well as expected repositioning activities at our Brazil and California operations. We did not record any impairment charges during the three months ended October 2, 2011. For additional information on the impairment charges, see Note 5 of the accompanying unaudited consolidated financial statements.
Special Charges
Special charges associated with repositioning actions of $1.1 million, $0.2 million and $0.1 million were recorded during the three months ended September 30, 2012 in our Energy, Aerospace and Flow Technologies segments, respectively. We did not record any special charges during the three months ended October 2, 2011 For additional information on the special charges, see Note 13 of the accompanying unaudited consolidated financial statements.
Operating Income (Loss)
The change in operating income for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Repositioning (1)	Leslie Asbestos
Segment	September 30, 2012	October 2, 2011
	(In thousands)
Energy	$11,236	$7,441	$3,795	$7,883	$108	$(4,196)	$—
Aerospace	(10,284)	1,846	(12,130)	(625)	104	(11,609)	—
Flow Technologies	8,873	10,008	(1,135)	(900)	(219)	(45)	29
Corporate	(7,169)	(3,355)	(3,814)	(3,594)	10	—	(230)
Total	$2,656	$15,940	$(13,284)	$2,764	$3	$(15,850)	$(201)
(1) Repositioning includes inventory, impairment and special charges associated with repositioning activities - see table below

The repositioning related charges for the three months ended September 30, 2012 were as follows:

	Three Months Ended	Inventory Repositioning		Impairment Charges		Special Charges
Segment	September 30, 2012
	(In thousands)
Energy	$4,196		$947		$2,156		$1,093
Aerospace	11,609	3,177		8,193		239
Flow Technologies	45	—		—		45
Total	$15,850	$4,124		$10,349		$1,377

Operating income decreased 83%, or $13.3 million, to $2.7 million for the three months ended September 30, 2012 compared to $15.9 million for the same period in 2011.

Operating income for our Energy segment increased $3.8 million, or 51%, to $11.2 million for the three months ended September 30, 2012, compared to the same period in 2011. Operating margins improved 300 basis points to 10.2% on a revenue increase of 6%, compared to the same period in 2011. The increase in operating income was primarily driven by improved pricing and favorable penalty reserve adjustments within our large international project business, partially offset by Brazil repositioning related costs and organic selling, general and administrative expense increases, inclusive of higher commissions and selling resources expenses.

Operating income for the Aerospace segment decreased $12.1 million, or 657%, to a loss of $10.3 million for the three months ended September 30, 2012 compared to the same period in 2011. Operating margins were negative due to impairment charges and other repositioning related costs at our California operations.

Operating income for the Flow Technologies segment decreased $1.1 million, or 11%, to $8.9 million for the three months ended September 30, 2012 compared to the same period in 2011. Operating margins declined by 50 basis points to 14.5% compared to the same period in 2011 primarily due to lower volume and associated leverage, partially offset by favorable mix and lower selling, general and administrative spending.

Corporate operating expenses increased $3.8 million, or 114%, to $7.2 million for the three months ended September 30, 2012 compared to the same period in 2011, largely due to a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher general and administrative expenses.

Interest Expense, Net
Interest expense, net, increased $0.2 million to $1.1 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. This change in interest expense was primarily due to higher interest charges from international borrowings.

Other Expense, Net
Other expense, net, was $0.6 million for the three months ended September 30, 2012 compared to $0.4 million in the same period of 2011. The difference of $0.2 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was (92.8)% for the quarter ended September 30, 2012 compared to 25.5% for the same period of 2011. The lower 2012 tax rate resulted from favorable foreign tax rate differentials including a United Kingdom tax rate reduction, a decrease in tax liabilities and other favorable discrete items, partially offset by an increase in the valuation reserve for one of our international subsidiaries. The impact of these items on the effective tax rate was particularly large due to the lower pretax income caused primarily by charges associated with our repositioning activities.

Net Income
Net income decreased $9.1 million to $1.9 million for the quarter ended September 30, 2012 compared to $10.9 million for the same period in 2011. The decrease was primarily due to the repositioning activities that resulted in impairment charges of $10.3 million, inventory charges of $4.1 million and special charges of $1.4 million.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended October 2, 2011

Beginning in the third quarter of 2012, we initiated certain repositioning actions within all three of our operating segments: these actions include consolidating facilities, shifting expenses to lower cost regions and exiting certain small non-strategic product lines. These repositioning actions resulted in certain repositioning related charges being recorded during the nine months ended September 30, 2012.  These repositioning related charges include inventory valuation reserves, intangible impairments, and special charges, which includes employee related costs and asset write offs.  Additional information with regard to these repositioning related charges is provided below.

In the Energy segment the repositioning impacts our Brazil operations, shifting non-core manufacturing to low cost suppliers and exiting some non-strategic products or product lines. In the Aerospace segment the repositioning action includes consolidating our three California facilities into two and exiting some small non-strategic products or product lines. The Flow Technologies repositioning action includes the consolidation of our Ahmedabad, India manufacturing operation into a newly constructed facility in Coimbatore, India.

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the nine months ended September 30, 2012 and October 2, 2011:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		October 2, 2011		% Change
	(Dollars in thousands)
Net revenues	$643,946	100.0%	$605,239	100.0%	6.4%
Cost of revenues	462,823	71.9%	439,218	72.6%	5.4%
Gross profit	181,123	28.1%	166,021	27.4%	9.1%
Selling, general and administrative expenses	134,562	20.9%	124,083	20.5%	8.4%
Leslie asbestos and bankruptcy charges, net	0	0.0%	676	0.1%	(100.0)%
Impairment charges	10,348	1.6%	—	0.0%	N/A
Special charges	1,377	0.2%	—	0.0%	N/A
Operating income	34,836	5.4%	41,262	6.8%	(15.6)%
Other expense:
Interest expense, net	3,220	0.5%	2,892	0.5%	11.3%
Other expense, net	887	0.1%	1,830	0.3%	(51.5)%
Total other expense	4,107	0.6%	4,722	0.8%	(13.0)%
Income before income taxes	30,729	4.8%	36,540	6.0%	(15.9)%
Provision for income taxes	9,138	1.4%	10,191	1.7%	(10.3)%
Net income	$21,591	3.4%	$26,349	4.4%	(18.1)%

Net Revenues
Net revenues for the nine months ended September 30, 2012 increased by $38.7 million, or 6%, to $643.9 million from $605.2 million for the nine months ended October 2, 2011. The change in net revenues for the nine months ended September 30, 2012 was attributable to the following:

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	September 30, 2012	October 2, 2011
	(In thousands)
Energy	$332,759	$284,464	$48,295	$1,525	$60,384	$(13,614)
Aerospace	105,776	100,820	4,956	—	7,932	(2,976)
Flow Technologies	205,411	219,955	(14,544)	—	(10,265)	(4,279)
Total	$643,946	$605,239	$38,707	$1,525	$58,051	$(20,869)

The Energy segment accounted for 52% of net revenues for the nine months ended September 30, 2012 compared to 47% for the nine months ended October 2, 2011. The Aerospace segment accounted for 16% of net revenues for the nine months ended September 30, 2012 compared to 17% for the nine months ended October 2, 2011. The Flow Technologies segment accounted for 32% of net revenues for the nine months ended September 30, 2012 compared to 36% for the nine months ended October 2, 2011.

Energy segment revenues increased by $48.3 million, or 17%, for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011. The increase was primarily driven by $60.4 million of organic growth across most markets with large increases in both the short-cycle North American market and in large international project shipments partially offset by lower pipeline shipments. In addition, this year over year increase was due to $1.5 million in additional revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) located in Brazil, partially offset by unfavorable foreign currency fluctuations of $13.6 million. Energy segment orders increased $71.4 million to $382.0 million for the nine months ended September 30, 2012 compared to $310.6 million for the same period in 2011, primarily due to improvements in mostly large international projects and North American short-cycle orders.

Aerospace segment revenues increased by $5.0 million, or 5%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was due to organic growth of $7.9 million across most areas with the exception of landing gear, partially offset by unfavorable foreign currency fluctuations of $3.0 million. Orders for this segment decreased $17.5 million to $111.6 million for the nine months ended September 30, 2012 compared to $129.1 million for the same period in 2011 primarily due to a $26.0 million multi-year military landing gear order placed in the third quarter of 2011.

Flow Technologies segment revenues decreased by $14.5 million, or 7%, for the nine months ended September 30, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $10.3 million and unfavorable foreign currency fluctuations of $4.3 million. The organic revenue decline was primarily due to lower LED equipment shipments, partially offset by organic growth across most other businesses. This segment’s customer orders decreased $14.8 million to $207.8 million for the nine months ended September 30, 2012 compared to $222.6 million for the same period in 2011 again driven almost entirely by lower LED equipment market orders.

Gross Profit
Consolidated gross profit increased $15.1 million, or 9%, to $181.1 million for the nine months ended September 30, 2012 compared to $166.0 million for the nine months ended ended October 2, 2011. Consolidated gross margin increased 70 basis points to 28.1% for the nine months ended September 30, 2012 from 27.4% for the nine months ended October 2, 2011.

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Inventory Repositioning
Segment	September 30, 2012	October 2, 2011
	(In thousands)
Energy	$84,359	$62,405	$21,954	$46	$24,227	$(1,372)	$(947)
Aerospace	28,844	33,278	(4,434)	—	(333)	(924)	(3,177)
Flow Technologies	67,920	70,338	(2,418)	—	(624)	(1,794)	—
Total	$181,123	$166,021	$15,102	$46	$23,270	$(4,090)	$(4,124)

Gross profit for the Energy segment increased $22.0 million, or 35%, for the nine months ended September 30, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $24.2 million of organic increases, partially offset by $0.9 million in inventory repositioning charges and $1.4 million in unfavorable foreign exchange rates compared to the U.S. dollar. Gross margins improved 350 basis points to 25.4% for the nine months ended September 30, 2012 compared to 21.9% for the same period in 2011. This increase was primarily driven by favorable pricing and penalty reserve adjustments within our large international project business.

Gross profit for the Aerospace segment decreased $4.4 million, or 13%, for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011. This gross profit decrease was primarily due to $3.2 million in inventory repositioning charges at our California operations. Additionally, there were unfavorable foreign currency fluctuations of $0.9 million and organic declines of $0.3 million. Gross margins declined by 570 basis points to 27.3% for the nine months ended September 30, 2012 from 33.0% for the nine months ended October 2, 2011 primarily due to the inventory repositioning charges and large future program expenses including those related to manufacturing capabilities and product development, partially offset by higher volume and associated leverage.

Gross profit for the Flow Technologies segment decreased $2.4 million, or 3%, for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011. The decrease was primarily due to unfavorable foreign currency fluctuations of $1.8 million and organic decreases of $0.6 million. Gross margins improved 110 basis points to 33.1% for the nine months ended September 30, 2012 from 32.0% for the nine months ended October 2, 2011 primarily due to improved mix and productivity, partially offset by lower volume and associated leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.5 million, or 8%, to $134.6 million for the nine months ended September 30, 2012 compared to $124.1 million for the nine months ended October 2, 2011. Selling, general and administrative expenses as a percentage of revenues increased 40 basis points to 20.9% for the nine months ended September 30, 2012 compared to 20.5% for the nine months ended October 2, 2011.

Selling, general and administrative expenses for the Energy segment increased 9%, or $4.2 million, for the nine months ended September 30, 2012 compared to the same period in 2011. Organic increases, inclusive of higher commissions and selling resource related expenses, accounted for a $5.8 million increase and $0.4 million was added from the SF Valves acquisition in the first quarter of 2011. These increases were partially offset by favorable foreign currency fluctuations of $2.1 million.

Selling, general and administrative expenses for the Aerospace segment decreased 1%, or $0.3 million, for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to favorable foreign currency fluctuations of $0.8 million, partially offset by organic increases of $0.5 million.

Selling, general and administrative expenses for the Flow Technologies segment increased 3%, or $1.1 million, for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to organic increases of $2.2 million primarily from growth initiatives and productivity investments, partially offset by $1.2 million from favorable foreign currency fluctuations.

Corporate, general and administrative expenses increased $5.5 million to $20.4 million for the nine months ended September 30, 2012 compared to the same period in 2011 largely due to a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher 2012 professional fees and variable compensation.

Leslie Asbestos and Bankruptcy Related (Recoveries) Charges, Net
Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the nine months ended September 30, 2012. The $0.7 million bankruptcy related charges for the nine months ended October 2, 2011 was comprised of bankruptcy related professional fees. For more information on asbestos related litigation, see “Contingencies and Commitments” in Note 10 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part II, Item 1.

Impairment Charges
Intangible impairment charges of $2.2 million and $8.2 million were recorded during the nine months ended September 30, 2012 in our Energy and Aerospace segments, respectively. The impairment charges were triggered by evolving business factors, including our outlook of diminished future revenue and cash flow as well as expected repositioning activities at our Brazil and California operations. We did not record any impairment charges during the nine months ended October 2, 2011. For additional information on the impairment charges, see Note 5 of the accompanying unaudited consolidated financial statements.
Special Charges
Special charges associated with repositioning actions of $1.1 million, $0.2 million and $0.1 million were recorded during the nine months ended September 30, 2012 in our Energy, Aerospace and Flow Technologies segments, respectively. We did not record any special charges during the nine months ended October 2, 2011. For additional information on the special charges, see Note 13 of the accompanying unaudited consolidated financial statements.
Operating Income (Loss)
The change in operating income for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011 was as follows:

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Repositioning (1)	Leslie Asbestos
Segment	September 30, 2012	October 2, 2011
	(Dollars In thousands)
Energy	$32,744	$18,208	$14,536	$(398)	$18,443	$687	$(4,196)	$—
Aerospace	(3,007)	9,593	(12,600)	—	(876)	(115)	(11,609)	—
Flow Technologies	25,503	28,416	(2,913)	—	(2,851)	(625)	(45)	608
Corporate	(20,404)	(14,955)	(5,449)	—	(5,522)	5	—	68
Total	$34,836	$41,262	$(6,426)	$(398)	$9,194	$(48)	$(15,850)	$676
(1) Repositioning includes inventory, impairment and special charges associated with repositioning activities - see table below

The repositioning related charges for the nine months ended September 30, 2012 were as follows:

	Nine Months Ended	Inventory Repositioning		Impairment Charges		Special Charges
Segment	September 30, 2012
	(In thousands)
Energy	$4,196		$947		$2,156		$1,093
Aerospace	11,609	3,177		8,193		239
Flow Technologies	45	—		—		45
Total	$15,850	$4,124		$10,349		$1,377

Operating income decreased 16%, or $6.4 million, to $34.8 million for the nine months ended September 30, 2012 compared to $41.3 million for the same period in 2011.

Operating income for our Energy segment increased $14.5 million, or 80%, to $32.7 million for the nine months ended September 30, 2012, compared to the same period in 2011. Operating margins improved 340 basis points to 9.8% on a revenue increase of 17%, compared to the first nine months in 2011. The increase in operating income was primarily driven by increased volume and associated leverage and improved pricing and favorable penalty reserve adjustments with respect to large international projects, partially offset by organic increases in selling, general and administrative expenses and repositioning related charges at our Brazil operations.

Operating income for the Aerospace segment decreased $12.6 million, or 131%, to a loss of $3.0 million for the nine months ended September 30, 2012 compared to the same period in 2011. Operating margins were negative due to impairment charges and other repositioning related costs at our California operations and large future program expenses including those related to manufacturing capabilities and product development, partially offset by volume and associated leverage.

Operating income for the Flow Technologies segment decreased $2.9 million, or 10%, to $25.5 million for the nine months ended September 30, 2012 compared to the same period in 2011. Operating margins declined 50 points to 12.4% compared to the first nine months in 2011 primarily due to lower volume and associated leverage, partially offset by improved mix and investments in growth initiatives.

Corporate operating expenses increased $5.4 million, or 36%, to $20.4 million for the nine months ended September 30, 2012 compared to the same period in 2011, largely due to a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher general and administrative expenses.

Interest Expense, Net
Interest expense, net, increased $0.3 million to $3.2 million for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011. This change in interest expense was primarily due to higher interest charges from higher borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net
Other expense, net, was $0.9 million for the nine months ended September 30, 2012 compared to $1.8 million in the same period of 2011. The difference of $0.9 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 29.7% for the nine months ended September 30, 2012 compared to 27.9% for the same period of 2011. The higher 2012 tax rate was due to the mix of domestic and foreign income at different tax rates, favorable foreign tax rate adjustments and foreign tax credit utilization, offset by an unfavorable valuation reserve established for one of our international subsidiaries.

Net Income
Net income decreased $4.8 million to $21.6 million for the nine months ended September 30, 2012 compared to $26.3 million for the same period in 2011. The decrease was primarily due to the repositioning activities that resulted in impairment charges of $10.3 million, repositioning inventory charges of $4.1 million and special charges of $1.4 million. These 2012 repositioning charges were partially offset by higher energy segment operating income.

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

The following table summarizes our cash flow activities for the nine months ended September 30, 2012 (In thousands):

Cash flow provided by (used in):
Operating activities	$30,832
Investing activities	(13,897)
Financing activities	(23,467)
Effect of exchange rates on cash and cash equivalents	653
Decrease in cash and cash equivalents	$(5,879)

During the nine months ended September 30, 2012, we generated $30.8 million in operating activities compared to using $70.7 million during the same period in 2011. During the nine months ended September 30, 2012, we used $1.0 million to make the final payment to the Leslie Controls Asbestos Trust (the "Trust"). This compares to a use of $76.6 million for the nine months ended July 3, 2011 to initially fund the Trust. In addition, during the nine months ended September 30, 2012 we used approximately $19.8 million in cash from operating assets and liabilities compared to using $37.3 million during the same period in 2011. During the nine months ended September 30, 2012 inventories were sources of cash of $8.6 million largely due to the repositioning related inventory obsolescence charges as compared to the nine months ended October 2, 2011 when we used $43.9 million to acquire inventory. During the nine months ended September 30, 2012 accounts payable, accrued expenses and other liabilities were uses of cash of $26.2 million as compared to the nine months ended October 2, 2011 which was a source of $17.4 million of cash. The $13.9 million used by investing activities primarily consists of net purchases of capital equipment. Financing activities used $23.5 million, which included a net $21.2 million reduction of borrowings and $2.0 million used to pay dividends to shareholders.

As of September 30, 2012, total debt was $83.8 million compared to $105.1 million at December 31, 2011. Total debt as a percentage of total shareholders’ equity was 20.5% as of September 30, 2012 compared to 27.4% as of December 31, 2011.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of September 30, 2012, we had borrowings of $76.0 million outstanding under our credit facility and $45.6 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on September 30, 2012 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.57:1 as of September 30, 2012 compared to 2.27:1 at December 31, 2011. The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2011. As of September 30, 2012, cash and cash equivalents totaled $49.0 million, of which approximately $41.9 million was held in foreign bank accounts. This compares to $54.9 million of cash and cash equivalents as of December 31, 2011 of which $51.2 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of September 30, 2012, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $76.0 million borrowed under our revolving credit facility as of September 30, 2012. Based upon expected levels of borrowings under our credit facility in 2012, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

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

As of September 30, 2012, we had fourteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	1	453	U.S. Dollars
Euro/GBP	2	450	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
U.S. Dollar/Euro	5	27,750	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value liability of the derivative forward contracts as of September 30, 2012 was $0.1 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2011. These forward contracts have expiration dates ranging from less than one month to approximately five years from September 30, 2012. The unrealized foreign exchange gain (loss) for each of the nine month periods ended September 30, 2012 and October 2, 2011 are less than $0.5 million and are included in other (income) expense in our consolidated statement of income.

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

Changes in Internal Controls Over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Asbestos Litigation
Background
On July 12, 2010 (the “Filing Date”), our subsidiary Leslie Controls, Inc. (“Leslie”) filed a voluntary petition (the “Bankruptcy Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and, simultaneously, filed a pre-negotiated plan of reorganization (as amended, the “Reorganization Plan” or “Plan”) in an effort to permanently resolve Leslie’s exposure to asbestos-related product liability actions. On February 7, 2011, the U.S. Federal District Court for the District of Delaware (the “District Court”) affirmed the Bankruptcy Court’s earlier order confirming Leslie’s Reorganization Plan, thus clearing the way for Leslie to emerge from bankruptcy. On April 28, 2011, pursuant to the terms of the Reorganization Plan, Leslie and CIRCOR contributed $76.6 million in cash and a $1.0 million promissory note (the “Note”) to fund the Leslie Controls Asbestos Trust (the “Trust”), and Leslie emerged from Chapter 11 bankruptcy protection. On September 30, 2011, the District Court entered an order for the final decree closing the Chapter 11 case. Under the terms of the Plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to the Trust. Leslie paid off the balance of the Note in April 2012 and, as a result, neither Leslie nor CIRCOR has any remaining financial obligation to the Trust. For a more detailed historical perspective on Leslie’s asbestos related litigation and associated pre-bankruptcy liability accounting, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010.
Accounting—Net Leslie Asbestos and Bankruptcy Liability & Financial Statement Impact
As of December 31, 2011, the net Leslie asbestos and bankruptcy liability was $1.0 million, which represented the remaining payment to the Trust after the initial funding of $76.6 million was made on April 28, 2011. This remaining $1.0 million was paid to the Trust in late April 2012.

There were no ongoing costs associated with Leslie’s asbestos litigation for the nine months ended September 30, 2012. The $0.7 million bankruptcy related charges for the nine month period ending October 2, 2011 is comprised primarily of bankruptcy related professional fees.

(In Thousands)	September 30, 2012	December 31, 2011
Amounts payable to 524(g) trust	$0	$1,000
Net Leslie asbestos and bankruptcy liability	$0	$1,000

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Bankruptcy related (recoveries) costs	$0	$(201)	$0	$676
Net pre-tax Leslie asbestos and bankruptcy (recoveries) charges	$0	$(201)	$0	$676
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
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur in the first quarter of 2013 at the earliest. Early in the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased SF Valves for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.
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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at September 30, 2012 and December 31, 2011. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

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
101†
The following financial statements from CIRCOR International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011
	(ii)	Consolidated Statements of Income for the three and nine months ended September 30, 2012 and October 2, 2011 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2012 and October 2, 2011 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and October 2, 2011 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
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

CIRCOR INTERNATIONAL, INC.

November 1, 2012	/s/ A. WILLIAM HIGGINS
A. William Higgins
President and Chief Executive Officer
Principal Executive Officer

November 1, 2012	/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

November 1, 2012	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer