Form 10-K
period 2012-12-31
CIRCOR INTERNATIONAL INC
filed 2013-02-28
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $581,121,423. The registrant does not have any non-voting common equity.

As of February 22, 2013, there were 17,495,284 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 2, 2013. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2012.

Part I

Item 1.    Business.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Security and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time, a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K, Definitive Proxy Statement and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at http://investors.circor.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

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

We design, manufacture and market valves and other highly engineered products and sub-systems used in the energy, aerospace, power generation and other industrial markets. We have a global presence and operate 24 primary manufacturing facilities that are located in the United States, Canada, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We have three reporting segments: Energy, Aerospace and Flow Technologies. We sell our products both through distribution and directly to end-use customers. In this regard, as of December 31, 2012, our products were sold through over 900 distributors and we serviced more than 7,500 customers in over 100 countries around the world. Within our major product groups, we develop, manufacture, sell and service a portfolio of fluid-control products, sub-systems and technologies that enable us to fulfill our customers’ unique application needs.

Our Culture

We have been enhancing both our domestic and our worldwide operations through the development of the CIRCOR Business System. The CIRCOR Business System is based on lean operating techniques designed to continuously improve product and work flow and drive waste out of our manufacturing, sales, procurement and office-related systems (“Lean”). Within the

CIRCOR Business System, we are committed to attracting, developing and refining the best talent and pursuing continuous improvement in all aspects of our business and operations. The CIRCOR Business System promotes improved shareholder value through the enhancement of core competencies across all of our business units, including continuous improvement, talent acquisition, development and retention, acquisition integration and factory repositioning, global business and supply chain development and product innovation.

Our Strategy

Our primary objective is to enhance shareholder value through improvement of operating margins on existing businesses as well as profitable growth of our diversified, multi-national company utilizing the CIRCOR Business System. We are working to accomplish these objectives by focusing on factory repositioning activities and by winning highly engineered project and product opportunities in key end-markets that have above average growth. These end-markets include the upstream and midstream oil and gas, power generation, process and aerospace markets. In capitalizing on these opportunities, we are using the CIRCOR Business System to excel at:

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Talent Acquisition, Development and Retention;

•	Acquisition and Factory Repositioning;

•	Global Business and Supply Chain Development;

•	Customer Relationship Development; and

•	Product Innovation.
Through organic and acquisition-based growth our three to five year objectives are to gain significant market positions in our key end-markets and build a global capability in high-growth emerging markets while improving operating margins.

Our Businesses

The Energy Segment

Our Energy segment designs, manufactures and distributes products primarily into the upstream and midstream global energy markets and also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining pipeline integrity. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. Selected products of our Energy segment include flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pipeline closures, launcher and receiver systems and pressure regulators for use in oil, gas and chemical processing and industrial applications. The significant brands of our Energy segment include: KF, Pibiviesse, Mallard Control, Hydroseal, Contromatics, SF Valvulas, Sagebrush and Pipeline Engineering. Recently, we have begun to focus our marketing efforts on the "Circor Energy" brand whereby we position ourselves to provide an array of solutions for our end-use customers through geographic and product line channels irrespective of individual brand names.

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

Short-Cycle North American Energy. The upstream and midstream oil and gas markets use our flow control products for drilling, production, separation, liquefaction, gathering and transmission applications primarily in North America. We typically serve this market through our distribution partners. Demand for our products is typically correlated to the number of active oil and gas rigs operated in North America.

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

The Energy segment accounted for $429.3 million, $394.7 million and $305.9 million, or 51%, 48% and 45%, of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

The Aerospace Segment

 Our Aerospace segment designs, manufactures and distributes valves, sensors, actuators, controls and subsystems for military and commercial aerospace applications. Selected products of our Aerospace segment include aerospace landing gear, precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers and DC electric motors. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems. Our products are sold globally to aircraft and aircraft engine manufacturers and their tier one and tier two suppliers. The Aerospace segment also supports airline operators through spare parts distribution and MRO channels. The significant brands of our Aerospace segment include: CIRCOR Aerospace, Aerodyne Controls, Circle Seal Controls, Loud Engineering, Industria, Bodet Aero and Motor Technology.

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

The Aerospace segment accounted for $141.1 million, $136.8 million and $118.9 million, or 17%, 17% and 17%, of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

The Flow Technologies Segment

Our Flow Technologies segment designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic, power generation, maritime and steam applications. Selected products of our Flow Technologies segment include precision valves, compression tube fittings, manifolds, steam conditioning valves, turbine by-pass valves, control valves, relief valves, butterfly valves, regulators, strainers and sampling systems. The significant brands of our Flow Technologies segment include: Cambridge Fluid Systems, Hale Hamilton, Leslie Controls, Nicholson Steam Trap, GO Regulator, Hoke, CIRCORTech, Spence Engineering, CPC-Cryolab, RTK, Rockwood Swendeman, Spence Strainers, Dopak Sampling Systems and Texas Sampling.

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

Oil & Gas. Circor Instrumentation Technologies produces a broad range of valves, manifolds, sampling cylinders, regulators, and tube fittings for instrumentation applications in upstream and midstream oil & gas markets for applications on off-shore platforms, floating production storage and offloading, and on-shore oil & gas processing centers.

Chemical & Refining. This market uses control valves, steam valves, grab sampling systems, instrumentation fittings and valves in a broad range of applications in the global chemical and refining markets.

Industrial & Commercial HVAC/Steam. This market utilizes heaters, valves and control systems, primarily in steam-related commercial, municipal and institutional heating applications.

Navy. Steam, gas management and water control products used specifically in the military maritime market.

The Flow Technologies segment accounted for $275.1 million, $290.8 million and $261.2 million, or 32%, 35% and 38%, of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions, including direct sales, distributors and utilization of commissioned representatives. Our distribution and representative networks typically offer technically trained sales forces with strong relationships in key markets.

We believe that our well established sales and distribution channels constitute a competitive strength. We believe that we have good relationships with our representatives and distributors, and we continue to implement marketing programs to enhance these relationships. Our ongoing distribution-enhancement programs include shortening shelf stock delivery, reducing assemble-to-order lead times, introducing new products and offering competitive pricing, application design, technical training and literature.

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

Quality Control

The majority of our products require the approval of, and have been approved by, applicable industry standards agencies in the United States, European and other global markets. We have consistently advocated for the development and enforcement of performance and safety standards, and we continually update our procedures as part of our commitment to meet these standards as well as the quality control systems of certain customers. We maintain quality control and testing procedures at each of our manufacturing facilities in order to produce products in compliance with these standards.

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

Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, caustic flow, precision movement, high temperature and zero leakage, and that require the highest standards of reliability, safety and durability. We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Energy segment operation can meet the tolerance requirements of sub-sea and cryogenic environments and our Flow Technologies segment has zero leakage design know-how providing energy savings in steam applications. Our Aerospace segment continues to expand its integrated systems design and testing capability to support bundled systems for critical aeronautics applications. These testing and manufacturing capabilities have enabled us to develop customer-specified applications, unique characteristics of which have been subsequently utilized in broader product offerings. We have expanded our engineering capability for new designs by using our India organization as a global technology center. Our research and development expenditures for the years ended December 31, 2012, 2011 and 2010, were $8.4 million, $6.1 million, and $6.1 million, respectively.

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials including stainless steel, carbon steel, bronze, copper, brass and aluminum. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by increased sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

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

The primary competitors of our Energy segment include: Cameron International Corp., Balon Corporation, Valvitalia S.p.A., Flowserve Corp., PetrolValves and TD Williamson Inc.

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

Trademarks and Patents

We own patents that are scheduled to expire between 2016 and 2030 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

Customers, Cyclicality and Seasonality

For the years ended December 31, 2012, 2011 and 2010, we did not have any customers with revenues that exceeded 10% of our consolidated revenues. We are primarily comprised of late cycle businesses and we have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature as the worldwide demand for oil and gas fluctuates. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets declines and such declines could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the oil and gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

Backlog

We have a diversified set of businesses serving diverse end-markets, which result in very different backlog profiles. Our total order backlog was $452 million as of January 27, 2013, compared to $414 million as of January 29, 2012. We expect all but $59 million of the backlog at January 27, 2013 will be shipped by December 31, 2013.

Employees

As of January 27, 2013, our worldwide operations directly employed approximately 3,000 people. We have 49 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 253 employees in France, 224 in Italy, 126 in Brazil, 67 in the United Kingdom, 42 in the Netherlands and 39 in Morocco covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse impact on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2012, we capitalized approximately $0.4 million and expensed $1.7 million related to environmental and safety control facilities. For the year ending December 31, 2013, we expect to capitalize $0.8 million and expense $1.7 million related to environmental and safety control facilities.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. Since 2005 we have continuously enhanced and improved Lean manufacturing techniques as part of the CIRCOR Business System. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to continuously improve our processes, our results of operations may suffer.

Implementation of our acquisition, divestiture or repositioning strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary energy, aerospace and flow technology products and access to additional geographic markets. We expect to spend significant time and effort expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire ultimately will achieve the revenues, profitability or cash flows, or generate the synergies upon which we justify our investment in them; as a result, any such under-performing acquisitions could result in impairment charges which would adversely affect our results of operations. In addition, acquisitions may involve a number of special risks, including: adverse effects on our reported operating results; use of cash; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities.

We also continually review our current business and products to attempt to maximize our performance. We may in the future deem it appropriate to pursue the divestiture of product lines or businesses as conditions dictate. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested assets or businesses, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

We may not achieve expected cost savings from repositioning activities and actual charges, costs and adjustments due to repositioning activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings; and our ability to avoid labor disruption in connection with integration efforts or divestitures.

If we do not realize the expected benefits or synergies of any acquisition, divestiture or repositioning activities, our business, financial condition, results of operations and cash flow could be negatively impacted.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In recent years, we have enhanced our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. Managing a geographically diverse supply base inherently poses significant logistical challenges. While we believe that we also have improved our ability to effectively manage a global supply base, a risk nevertheless exists that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The occurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could result in reductions of our operating and net income in future periods.

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international manufacturing and sales activities expose us to changes in foreign currency exchange rates. Such fluctuations could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows. Our major foreign currency exposures involve the markets in Western Europe, Canada, Brazil and Asia.

We use forward contracts to help manage the currency risk related to business transactions denominated in foreign currencies. We primarily utilize forward exchange contracts with maturities of less than eighteen months. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to eliminate significant risk related to fluctuations in currency exchange rates.

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

The trading price of our common stock may be, and, in the past, has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. In recent years, the unprecedented nature of credit and financial crises and economic recessions, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

For example, in recent years the stock market as a whole experienced dramatic price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

We are subject to a variety of laws and international trade practices including regulations issued by the United States Bureau of Industry and Security, the Department of Homeland Security, the Department of State and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

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

Our amended and restated certificate of incorporation and amended and restated by-laws, as well as the Delaware General Corporation Law, contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise. These include provisions creating a staggered board, limiting the shareholders’ powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders’ meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others.

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

In recent years there has been at times disruption and general slowdown of the public and private capital and credit markets in the United States and around the world. Such conditions can adversely affect our revenue, results of operations and overall financial growth. Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions and conditions in the financial services market, which each could materially impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. Additionally, many lenders and institutional investors, at times, have reduced funding to borrowers, including other financial institutions. Although we do not currently anticipate a need to access the credit markets for new financing in the short-term, a constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or could limit our ability in the future to consummate strategic acquisitions. Any uncertainty in the credit markets could also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition or results of operations.

A resurgence of terrorist activity and/or political instability around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility, including the recent and current conflicts in Iraq, Afghanistan and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Canada, Western Europe, the People’s Republic of China, Morocco, Brazil and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts and acts of war.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Our Energy segment has significant facilities located in the United States, Canada, Italy, the United Kingdom, Brazil and the People’s Republic of China. Properties in Nerviano, Italy and Edmonton, Canada are leased. Our Aerospace segment has significant facilities located in the United States, France and Morocco. Properties in Hauppauge, New York; Corona, California; Sylmar, California and Dayton, Ohio are leased. Our Flow Technologies segment has significant facilities located in the United States, Germany, India, the Netherlands, and the United Kingdom. Properties in Victoria, Texas; Spartanburg, South Carolina; Coimbatore, India and Cambridge, United Kingdom are leased.

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

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of December 31, 2011, the net liability decreased by $78.8 million with the funding of the Trust on April 28, 2011 and settlement of outstanding insurance recoveries as well as claim indemnity and defense cost liabilities. The remaining $1.0 million balance was paid during April 2012. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2012	2011	2010
Existing claim indemnity liability	$—	$—	$64
Amounts payable to 524(g) trust	—	1,000	77,625
Incurred defense cost liability	—	—	2,142
Insurance recoveries receivable	—	—	(38)
Net Leslie asbestos and bankruptcy liability	$—	$1,000	$79,793

Experience and Financial Statement Impact

The following table provides information regarding Leslie’s pre-tax asbestos and bankruptcy related costs (recoveries) for the years ended December 31, 2012, 2011, and 2010. There were no ongoing costs associated with Leslie’s asbestos litigation for the twelve months ended December 31, 2012. The $0.7 million of net charges in 2011 is the result of additional bankruptcy related costs incurred, partially offset by lower actual defense related expenses than previously anticipated.

	For the Year Ended December 31
(In Thousands)	2012	2011	2010
Indemnity costs accrued (filed cases)	$—	$—	$2,496
Adverse verdict interest costs (verdict appealed)	—	—	(2,390)
Defense cost incurred	—	(306)	7,501
Insurance recoveries adjustment	—	—	(3,652)
Insurance recoveries accrued	—	—	(2,627)
Bankruptcy related costs	—	982	31,447
Net pre-tax Leslie asbestos and bankruptcy expense	$—	$676	$32,775

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

Other Litigation
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur in the third quarter of 2013 at the earliest. In the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.

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

Our board of directors is responsible for determining our dividend policy. Although we currently intend to continue paying quarterly cash dividends, the timing and level of such dividends will necessarily depend on our board of directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders. See “Liquidity and Capital Resources” under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As of February 22, 2013, there were 17,495,284 shares of our common stock outstanding and we had 82 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and a peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2007 and ending December 31, 2012. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Composite Index and the peer group on December 31, 2007 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/07	12/08	12/09	12/10	12/11	12/12
CIRCOR International, Inc.	100.00%	59.54%	54.87%	92.54%	77.62%	87.42%
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	59.90	83.52	122.58	122.08	145.92

*	Peer group companies include: Crane Co., Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc.

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

The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Income Data (1):
Net revenues	$845,552	$822,349	$685,910	$642,622	$793,816
Gross profit	241,543	225,395	197,269	194,579	252,297
Operating income (loss)	46,531	56,298	14,986	3,711	(40,628)
Income (loss) before interest and taxes	41,759	50,196	12,509	3,084	(40,718)
Net income (loss)	30,799	36,634	12,624	5,870	(59,015)
Balance Sheet Data:
Total assets	$709,981	$722,523	$616,195	$562,053	$588,023
Total debt (2)	70,484	105,123	1,535	7,479	13,150
Shareholders’ equity	418,247	384,085	356,820	350,408	333,622
Total capitalization	488,731	489,208	358,355	357,887	346,772
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$60,523	$(48,833)	$36,844	$46,552	$64,818
Investing activities	(17,629)	(38,005)	(27,781)	(32,577)	(48,920)
Financing activities	(37,408)	97,052	(8,615)	(18,041)	(7,069)
Net interest (income) expense	4,259	3,930	2,516	1,068	(180)
Capital expenditures	18,170	17,901	14,913	11,032	14,972
Diluted earnings (loss) per common share	$1.76	$2.10	$0.73	$0.34	$(3.51)
Diluted weighted average common shares outstanding	17,452	17,417	17,297	17,111	16,817
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)
The statement of income data for the year ended December 31, 2012 includes special charges of $2.5 million and impairment charges of $10.3 million relating to our repositioning activities, as well as special charges of $2.7 million relating to the company's CEO separation. No special or impairment charges were included in the statement of income data for the year ended December 31, 2011 and 2010. The statement of income data for the year ended December 31, 2009 includes special recoveries of $1.7 million relating to a 2007 asset sale within our Energy segment and impairment charges of $0.5 million consisting of the impairment of two tradenames. The statement of income data for the year ended December 31, 2008 includes special charges of $0.2 million related to the company’s former CFO retirement agreement as well as $140.3 million of goodwill impairment charges and $1.0 million of intangible impairment charges within our Flow Technologies and Aerospace segments. The statement of income data for the years ended December 31, 2011, 2010, 2009 and 2008 include Leslie asbestos and bankruptcy costs of $0.7 million, $32.8 million, $54.1 million and $8.3 million, respectively, primarily within our Flow Technologies segment.

(2)	Includes capital leases obligations of: $0.5 million, $0.6 million, $0.4 million, $0.6 million and $0.8 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’

performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of certain of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products and sub-systems used in the energy, aerospace and industrial markets. Within our major product groups, we develop, manufacture, sell and service a portfolio of fluid-control products, subsystems and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

We have organized our reporting structure into three segments: Energy, Aerospace, and Flow Technologies. Our Energy segment primarily serves large international energy projects, short-cycle North American energy, and the pipeline transmission equipment and services end-markets. Our Aerospace segment primarily serves the commercial and military aerospace end-markets. Our Flow Technologies segment serves our broadest variety of end-markets, including power generation, industrial and process markets, chemical and refining, and industrial and commercial HVAC/steam. The Flow Technologies segment also provides products specifically designed for U.S. and international Navy applications.

Regarding our 2012 results, we had consolidated revenues of $845.6 million, a 5% organic increase with organic growth in Energy up 12% and Aerospace up 6%. Even Flow Technologies, which declined organically 4%, had growth in almost all areas except LED equipment where the market was down significantly. Operating income decreased 17% to $46.5 million inclusive of 2012 special & repositioning charges of $19.8 million, which are associated with productivity benefits we expect to realize in 2013. Excluding these special and repositioning charges, 2012 operating income would have increased 18% over 2011. Cash flow provided by Operating activities for 2012 was $60.5 million.
As we look to 2013, the global markets continue to be uncertain, we expect the economies in North America and Europe to grow slowly, if at all, and the emerging markets to grow slower than recent years. Within this challenging environment we are focused on margin expansion through our repositioning activities and our CIRCOR Business System. We are also focused on organic global growth with sales and marketing initiatives, new product development and acquisition opportunities. We believe our cash flow from operations and financing capacity is adequate to support these activities.
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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post-delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. We have limited long-term arrangements, representing less than 2% of our revenue, requiring delivery of products or services over extended periods of time and revenue and profits on certain of these arrangements are recognized in accordance with the percentage of completion method of accounting. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

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

Our net inventory balance was $198.0 million as of December 31, 2012, compared to $203.8 million as of December 31, 2011. Our inventory allowance as of December 31, 2012 was $22.3 million, compared to $17.7 million as of December 31, 2011. Our provision for inventory obsolescence was $8.3 million, $4.2 million, and $5.1 million, for 2012, 2011, and 2010, respectively. Included in the inventory obsolescence charge for the twelve months ended December 31, 2012 is $0.9 million and $3.2 million of repositioning related inventory obsolescence charges for the Energy and Aerospace segments, respectively. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2012 and 2011 were $8.6 million and $9.4 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2012, 2011, and 2010, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2012, 2011 and 2010, we had no customers from which we derived revenues that exceeded 10% of our consolidated revenues.

Acquisition Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence phase and is concluded within twelve months of the acquisition. We account for business combinations under the purchase method, and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. We determine acquisition related asset and liability fair values through established valuation techniques for industrial manufacturing companies and utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.

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

Impairment Analysis

We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2012, the Company’s three reporting units were Energy, Aerospace and Flow Technologies with respective goodwill balances of $51.5 million, $22.1 million and $3.8 million.

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

In assessing the 2012 fair value of goodwill, we used our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on weighted average cost of capital for our step one analysis. In 2012 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2012 goodwill assessment exceeded the carrying amounts by approximately 98%, 10% and 143% for our Energy, Aerospace and Flow Technologies reporting units, respectively. If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2012 was $77.4 million compared with $77.8 million as of December 31, 2011 with the only change being due to foreign currency fluctuations. Net intangible assets as of December 31, 2012 were $45.2 million compared to $58.4 million as of December 31, 2011. The total net amount of non-amortizing assets was $23.6 million and $29.6 million, as of December 31, 2012 and 2011, respectively.

See Notes 2 and 7 of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and experimental tax credits, domestic manufacturing deduction, state taxes and the tax impact of non-U.S. operations. Our effective tax rate was 26.2%, 27.0% and (0.9)% for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. The tax rate for 2010 included the tax impact of the $31.4 million of 2010 Leslie bankruptcy related costs. Excluding this charge and related tax benefit, the 2010 effective tax rate would have been 23.7%.

For 2013, we expect an effective income tax rate of approximately 30.0%. On January 2, 2013, the President of the United States signed legislation that retroactively extended the research and development (R&D) tax credit for two years, from January 1, 2012 through December 31, 2013.  The Company expects its income tax expense for the first quarter of 2013 will reflect the entire benefit of the R&D tax credit attributable to 2012 and the first quarter of 2013.  The Company will continue to record the benefit of the R&D tax credit in subsequent quarters in 2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2012, net deferred income tax assets remained consistent with 2011. We maintained a total valuation allowance of $13.5 million and $10.6 million at December 31, 2012 and December 31, 2011, respectively, for deferred income tax assets due to uncertainties related to our ability to utilize these assets. Such deferred income tax assets had consisted of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. For 2012, the primary reason for the change in the valuation allowance composition related to losses in one of our international subsidiaries that is not likely to produce future tax benefits.The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

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

Except for the Company’s Dutch subsidiary, undistributed earnings of foreign subsidiaries are generally considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. No additional provision is required for the undistributed earnings of the Dutch subsidiary.

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. As of December 31, 2012 and December 31, 2011, accrued interest and penalties were $0.9 million and $1.0 million, respectively.

As of December 31, 2012, the liability for uncertain income tax positions was $2.0 million excluding interest of $0.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

The expected long-term rate of return on plan assets used to estimate pension expenses was 7.00% for 2012 and 8.00% for 2011. For the qualified plan, the discount rate used to estimate the net pension expense was 4.50% for 2012 and 5.50% for 2011. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2012 was 4.25% and for 2011 was 5.25%.

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

The fair value of our defined benefit plans’ assets at December 31, 2012 was less than the estimated projected benefit obligations. The fair value of plan assets increased $3.4 million to $33.6 million as of December 31, 2012 compared to $30.2 million as of December 31, 2011. The Company’s net pension liability increased $2.5 million to $19.1 million as of December 31, 2012 compared to $16.6 million as of December 31, 2011. See Note 13 of the accompanying consolidated financial statements for further information on our benefit plans.

During 2012, we made $1.6 million in cash contributions to our qualified defined benefit pension plan and $0.4 million of cash payments for our non-qualified supplemental plan. In 2013, we expect to make voluntary cash contributions of approximately $1.7 million to our qualified plan and $0.4 million in payments for our non-qualified plan, although global capital market and interest rate fluctuations and other future funding requirements may impact cash contribution amounts.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Beginning in the third quarter of 2012, we initiated certain repositioning actions within all three of our operating segments: these actions include consolidating facilities, shifting expenses to lower cost regions and exiting certain small non-strategic product lines. These repositioning actions resulted in certain repositioning related charges being recorded during the twelve months ended December 31, 2012.  These repositioning related charges include inventory valuation reserves, intangible impairments, and special charges, which includes employee related costs and asset write offs.  Additional information with regard to these repositioning related charges is provided below.
We expect to incur additional repositioning related special charges between $5.7 million and $7.0 million during the first half of 2013 (between $2.0 million and $2.5 million for the Energy segment, between $3.5 million and $4.2 million for the Aerospace segment and between $0.2 million and $0.3 million for the Flow Technologies segment) to complete these repositioning actions. These repositioning activities are expected to be funded with cash generated from operations.

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

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2012 and December 31, 2011:

	Year Ended
	December 31, 2012		December 31, 2011		% Change
	(Dollars in thousands)
Net revenues	$845,552	100.0%	$822,349	100.0%	2.8%
Cost of revenues	604,009	71.4%	596,954	72.6%	1.2%
Gross profit	241,543	28.6%	225,395	27.4%	7.2%
Selling, general and administrative expenses	179,382	21.2%	168,421	20.5%	6.5%
Leslie asbestos and bankruptcy charges, net	—	0.0%	676	0.1%	(100.0)%
Impairment charges	10,348	1.2%	—	0.0%	N/A
Special charges	5,282	0.6%	—	0.0%	N/A
Operating income	46,531	5.5%	56,298	6.8%	(17.3)%
Other expense:
Interest expense, net	4,259	0.5%	3,930	0.5%	8.4%
Other expense, net	513	0.1%	2,172	0.3%	(76.4)%
Total other expense	4,772	0.6%	6,102	0.7%	(21.8)%
Income before income taxes	41,759	4.9%	50,196	6.1%	(16.8)%
Provision for income taxes	10,960	1.3%	13,562	1.6%	(19.2)%
Net income	$30,799	3.6%	$36,634	4.5%	(15.9)%

Net Revenue

Net revenues for the year ended December 31, 2012 increased by $23.2 million, or 3%, to $845.6 million from $822.3 million for the year ended December 31, 2011. The change in net revenues for the year ended December 31, 2012 was attributable to the following:

	Year Ended
Segment	December 31, 2012	December 31, 2011	Total Change	Acquisitions	Operations	Foreign Exchange
	(In thousands)
Energy	$429,341	$394,693	$34,648	$1,525	$47,187	$(14,064)
Aerospace	141,092	136,838	4,254	—	7,551	(3,297)
Flow Technologies	275,119	290,818	(15,699)	—	(11,354)	(4,345)
Total	$845,552	$822,349	$23,203	$1,525	$43,384	$(21,706)

Our Energy segment accounted for 51% of net revenues for the year ended December 31, 2012 compared to 48% for the year ended December 31, 2011. The Aerospace segment accounted for 17% of net revenues for the year ended December 31, 2012 compared to 17% for the year ended December 31, 2011. The Flow Technologies segment accounted for 32% of net revenues for the year ended December 31, 2012 compared to 35% for the year ended December 31, 2011.

Energy segment revenues increased by $34.6 million, or 9%, for the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily driven by $47.2 million of organic growth across most markets with large increases in both the short-cycle North American market and in large international project shipments partially offset by lower pipeline shipments. In addition, this year over year increase was due to $1.5 million in additional revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) located in Brazil, partially offset by unfavorable foreign currency fluctuations of $14.1 million. Orders for this segment increased $80.8 million to $477.6 million for the year ended December 31, 2012 compared to $396.8 million for the year ended December 31, 2011 primarily due to improvements in North American short-cycle orders and large international projects. Backlog for our Energy segment has increased $42.0 million to $211.3 million as of December 31, 2012 compared to $169.3 million as of December 31, 2011. The increases in backlog was primarily due to higher order levels within our large international project business.

Aerospace segment revenues increased by $4.3 million, or 3%, for the year ended December 31, 2012 compared to the same period in 2011. The increase was due to organic growth of $7.6 million across most areas with the exception of landing gear, partially offset by unfavorable foreign currency fluctuations of $3.3 million. Orders for this segment decreased $21.9 million to $143.1 million for the year ended December 31, 2012 compared to $165.0 million for the year ended December 31, 2011 primarily due to a $26.0 million multi-year military landing gear order placed in the third quarter of 2011. Order backlog increased $1.2 million to $159.5 million as of December 31, 2012 compared to $158.3 million as of December 31, 2011 primarily due to commercial growth, partially offset by landing gear overhaul decline as we exit this part of the business as part of our repositioning activities.

Flow Technologies segment revenues decreased by $15.7 million, or 5%, for the year ended December 31, 2012 compared to the same period in 2011. The revenue decrease was due to net organic declines of $11.4 million and unfavorable foreign currency fluctuations of $4.3 million. The organic revenue decline was primarily due to lower light emitting diode ("LED") equipment shipments, partially offset by organic growth across most other businesses. This segment’s customer orders decreased $3.7 million to $283.0 million for the year ended December 31, 2012 compared to $286.7 million as of December 31, 2011. LED equipment market decreases were offset by improvement in most other markets. Order backlog increased $6.4 million to $76.2 million as of December 31, 2012 compared to $69.8 million as of December 31, 2011, driven by lower LED equipment and navy backlog, partially offset by increases in most other Flow Technologies markets.

Gross Profit

Consolidated gross profit increased $16.1 million, or 7%, to $241.5 million for the year ended December 31, 2012 compared to $225.4 million for the same period in 2011. Consolidated gross margin increased 120 basis points to 28.6% for the year ended December 31, 2012 from 27.4% for the year ended December 31, 2011.

	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Inventory Repositioning
Segment	December 31, 2012	December 31, 2011
	(In thousands)
Energy	$112,406	$86,898	$25,508	$46	$27,702	$(1,347)	$(893)
Aerospace	37,827	44,645	(6,818)	—	(2,558)	(1,023)	(3,237)
Flow Technologies	91,310	93,852	(2,542)	—	(676)	(1,835)	(31)
Total	$241,543	$225,395	$16,148	$46	$24,468	$(4,205)	$(4,161)

Gross profit for our Energy segment increased $25.5 million, or 29%, for the year ended December 31, 2012 compared to the same period in 2011. The gross profit increase was primarily due to $27.7 million of organic increases, partially offset by $0.9 million in inventory repositioning charges and $1.3 million in unfavorable foreign currency fluctuations. Gross margins improved 420 basis points to 26.2% for the year ended December 31, 2012 compared to 22.0% for the same period in 2011. This increase was primarily driven by favorable pricing and penalty reserve adjustments within our large international project business and North American short-cycle volume increases.

Gross Profit for our Aerospace segment decreased $6.8 million, or 15%, for the year ended December 31, 2012 compared to the same period in 2011. This gross profit decrease was primarily due to $3.2 million in inventory repositioning charges at our California operations. Additionally, there were unfavorable foreign currency fluctuations of $1.0 million and organic declines of $2.6 million. Gross margins declined by 580 basis points to 26.8% for the year ended December 31, 2012 compared to 32.6% for the year ended December 31, 2011 primarily due to a negative impact of 230 basis points from the inventory repositioning charges, inefficiencies at our California operations and costs supporting new programs including initial production variances. This was partially offset by higher volume and associated leverage.

Gross profit for the Flow Technologies segment decreased $2.5 million, or 3%, for the year ended December 31, 2012 compared to the same period in 2011. The decrease was primarily due to unfavorable foreign currency fluctuations of $1.8 million and organic decreases of $0.7 million. Gross margins improved by 90 basis points to 33.2% for the year ended December 31, 2012 compared to 32.3% for the year ended December 31, 2011 primarily due to improved pricing and mix, partially offset by lower volume primarily in our LED equipment business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.0 million, or 7%, to $179.4 million for the year ended December 31, 2012 compared to $168.4 million for the same period in 2011. Selling, general and administrative expenses as a percentage of revenues increased 70 basis points to 21.2% for the year ended December 31, 2012 compared to 20.5% for the year ended December 31, 2011.

Selling, general and administrative expenses for our Energy segment increased 8% or $4.8 million for the year ended December 31, 2012 compared to the same period for 2011. Organic increases, inclusive of higher commissions and selling resource related expenses, accounted for a $6.6 million increase and $0.4 million was added from the SF Valves acquisition in the first quarter of 2011. These increases were partially offset by favorable foreign currency fluctuations of $2.2 million.

Selling, general and administrative expenses for our Aerospace segment decreased 2% or $0.7 million for the year ended December 31, 2012 compared to the same period for 2011. This decrease was primarily due to favorable foreign currency fluctuations of $0.9 million, partially offset by organic increases of $0.2 million.

Selling, general and administrative expenses for our Flow Technologies segment increased by $1.0 million or 2% for the year ended December 31, 2012 compared to the same period for 2011 primarily due to organic increases of $2.3 million primarily from investment in growth initiatives, partially offset by productivity and $1.2 million from favorable foreign currency fluctuations.

Corporate, general and administrative expenses increased $5.9 million to $27.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 largely due to a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher 2012 professional fees and variable compensation.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our Leslie subsidiary in the Flow Technologies segment. There were no ongoing costs associated with Leslie’s asbestos litigation for the year ended December 31, 2012. The $0.7 million bankruptcy related charges for the year ended December 31, 2011 was comprised of bankruptcy related professional fees. For more information on asbestos related litigation, see Note 14 of the accompanying consolidated financial statements as well as “Legal Proceedings” in Part I, Item 3.

Impairment Charges

Intangible impairment charges of $2.2 million and $8.2 million were recorded during the year ended December 31, 2012 in our Energy and Aerospace segments, respectively. The impairment charges were triggered by evolving business factors, including our outlook of diminished future revenue and cash flow as well as expected repositioning activities at our Brazil and California operations. We did not record any impairment charges during the year ended December 31, 2011. For additional information on the impairment charges, see Note 7 of the accompanying consolidated financial statements.

Special Charges

Special charges associated with repositioning actions of $1.8 million, $0.5 million and $0.2 million were recorded during the year ended December 31, 2012 in our Energy, Aerospace and Flow Technologies segments, respectively. We also recorded $2.7 million of CEO separation costs as special charges in our corporate segment during the year ended December 31, 2012. We did not record any special charges during the year ended December 31, 2011. For additional information on the special charges, see Note 4 of the accompanying consolidated financial statements.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2012 compared to the year ended December 31, 2011 was as follows:

	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Special & Repositioning (1)	Leslie Asbestos
Segment	December 31, 2012	December 31, 2011
	(Dollars In thousands)
Energy	$44,183	$27,433	$16,750	$(398)	$21,139	$865	$(4,856)	$—
Aerospace	(2,091)	12,674	(14,765)	—	(2,703)	(136)	(11,926)	—
Flow Technologies	34,378	37,586	(3,208)	—	(2,930)	(611)	(275)	608
Corporate	(29,939)	(21,395)	(8,544)	—	(5,903)	25	(2,734)	68
Total	$46,531	$56,298	$(9,767)	$(398)	$9,603	$143	$(19,791)	$676
(1) Special & Repositioning includes inventory, impairment and special charges associated with repositioning activities as well as CEO separation costs- see table below. See Note 4 of the accompanying consolidated financial statements for further information on these costs.

The special and repositioning charges for the twelve months ended December 31, 2012 were as follows:

	Year Ended	Inventory Repositioning		Impairment Charges		Special Charges
Segment	December 31, 2012
	(In thousands)
Energy	$4,856		$893		$2,156		$1,807
Aerospace	11,926	3,237		8,193		496
Flow Technologies	275	31		—		244
Corporate	2,734	—		—		2,734
Total	$19,791	$4,161		$10,349		$5,281

Operating income decreased 17%, or $9.8 million, to $46.5 million for the year ended December 31, 2012 compared to $56.3 million for the same period in 2011.

Operating income for our Energy segment increased $16.8 million, or 61%, to $44.2 million for the year ended December 31, 2012 compared to the same period in 2011. Operating margins increased 330 basis points to 10.3% on a revenue increase of 9%, compared to 2011. The increase in operating income was primarily driven by improved pricing and favorable penalty reserve adjustments with respect to large international projects and by increased volume and associated leverage, partially offset by organic increases in selling, general and administrative expenses and repositioning related charges at our Brazil operations.

Operating income for the Aerospace segment decreased $14.8 million, or 116%, to a loss of $2.1 million for the year ended December 31, 2012 compared to the same period in 2011. Operating margins were negative due to impairment charges and other repositioning related costs at our California operations as well as inefficiencies at our California operations and costs supporting new programs including initial production variances. These were partially offset by increases in volume and associated leverage.

Operating income for the Flow Technologies segment decreased $3.2 million, or 9%, to $34.4 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to lower LED equipment market volume and associated leverage and investments in growth initiatives, partially offset by improved pricing, mix and productivity.

Corporate operating expenses increased $8.5 million, or 40%, to $29.9 million, for the year ended December 31, 2012 compared to the same period in 2011, largely due to CEO separation costs, a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher professional fees and variable compensation.

Interest Expense, Net

Interest expense, net, increased $0.3 million to $4.3 million for the year ended 2012 compared to $3.9 million for the year ended 2011. This increase in interest expense was primarily due to higher interest charges from higher international borrowings.

Other Expense, Net

Other expense, net, was $0.5 million for the year ended December 31, 2012 compared to $2.2 million in the same period of 2011. The difference of $1.7 million was largely the result of lower foreign exchange expenses associated with the remeasurement of foreign currency balances.

Provision for Income Taxes

The effective tax rate was 26.2% for the year ended December 31, 2012, 80 basis points lower compared to 27.0% for the same period of 2011. The primary driver of the lower 2012 tax rate was the decreased share of U.S. income compared to lower taxed foreign income and the utilization of a manufacturing deduction in the U.S., partially offset by the establishment of a valuation allowance in one of our foreign subsidiaries.

Net Income

Net income decreased $5.8 million to $30.8 million for the year ended December 31, 2012, compared to $36.6 million for the same period in 2011. The decrease was primarily due to the repositioning activities that resulted in impairment charges of $10.3 million, repositioning inventory charges of $4.2 million, and special charges of $5.3 million. These 2012 repositioning related and special charges were partially offset primarily by higher energy segment operating income.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the year ended December 31, 2011 and December 31, 2010:

	Year Ended
	December 31, 2011		December 31, 2010		% Change
	(Dollars in thousands)
Net revenues	$822,349	100.0%	$685,910	100.0%	19.9%
Cost of revenues	596,954	72.6%	488,641	71.2%	22.2%
Gross profit	225,395	27.4%	197,269	28.8%	14.3%
Selling, general and administrative expenses	168,421	20.5%	149,508	21.8%	12.7%
Leslie asbestos and bankruptcy charges, net	676	0.1%	32,775	4.8%	(97.9)%
Operating income	56,298	6.8%	14,986	2.2%	275.7%
Other (income) expense:
Interest expense, net	3,930	0.5%	2,516	0.4%	56.2%
Other (income) expense, net	2,172	0.3%	(39)	0.0%	(5,669.2)%
Total other expense	6,102	0.7%	2,477	0.4%	146.3%
Income before income taxes	50,196	6.1%	12,509	1.8%	301.3%
Provision (benefit) for income taxes	13,562	1.6%	(115)	0.0%	(11,893.0)%
Net income	$36,634	4.5%	$12,624	1.8%	190.2%

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

Energy segment revenues increased by $88.8 million, or 29%, for the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily driven by $68.7 million of organic growth across the segment, particularly from the short-cycle North American businesses. This increase is also due to $12.7 million in revenue from the first quarter 2011 acquisition of SF Valves and $7.4 million of favorable foreign currency fluctuations. Orders for this segment increased $32.0 million to $396.8 million for the year ended December 31, 2011 compared to $364.8 million for the year ended December 31, 2010 primarily due to strength in short cycle businesses and the positive impact of the SF Valves acquisition, partially offset by minor weakness in international projects and due to a difficult comparison for pipeline solutions, which had a large $12.5 million order received in the third quarter of 2010. Backlog for our Energy segment has decreased by $10.6 million to $169.3 million as of December 31, 2011 compared to $179.9 million for the same period in 2010. Throughout 2011 we saw a continued rebound in North American short cycle activities. Large international project orders were inconsistent, but generally positive with pricing slowly improving and improvement in pipeline solutions.

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

Flow Technologies segment revenues increased by $29.6 million, or 11%, for the year ended December 31, 2011 compared to the same period in 2010. The revenue increase was due to organic growth of $23.4 million across most businesses with the exception of LED equipment. An additional increase of $4.5 million was due to favorable foreign currency fluctuations. Mazda Ltd. (“Mazda”), which we acquired in the second quarter of 2010, added $1.7 million in revenues in 2011. This segment’s customer orders increased 6% to $286.7 million for the year ended December 31, 2011 compared to $271.6 million as of December 31, 2010 with improvement in most markets excluding the LED equipment market. Order backlog declined to $69.8 million as of December 31, 2011 compared to $77.2 million as of December 31, 2010, driven by lower LED equipment, navy and maritime backlog, partially offset by increases in other Flow Technologies markets.

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

Gross profit for our Aerospace segment increased $1.0 million, or 2%, for the year ended December 31, 2011 compared to the same period in 2010. This gross profit increase was primarily due to $1.4 million from the 2010 acquisitions and $0.5 million due to favorable foreign currency fluctuations, partially offset by organic decreases of $0.9 million. Gross margins declined by 410 basis points from 36.7% for the year ended December 31, 2010 to 32.6% for the year ended December 31, 2011 primarily due to the previously acquired Castle landing gear facility where we implemented the CIRCOR Business System and the investment in capital and engineering elsewhere to support future landing gear programs. These declines were partially offset by the increased volume, associated leverage and price increases.

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

Selling, general and administrative expenses for our Aerospace segment increased 13% or $3.7 million for the year ended December 31, 2011 compared to the same period for 2010. This increase was due to acquisitions that added $2.2 million in expenses primarily from the Castle acquisition and organic increases of $1.0 million that include incremental investment in new programs and acquisition integration costs. Foreign currency fluctuations added an additional $0.5 million in expenses in 2011 compared to the prior year.

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

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2011 compared to the year ended December 31, 2010 was as follows:

	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Leslie Asbestos
Segment	December 31, 2011	December 31, 2010
	(Dollars In thousands)
Energy	$27,433	$23,441	$3,992	$(5,368)	$9,209	$151	$—
Aerospace	12,674	15,402	(2,728)	(769)	(1,930)	(29)	—
Flow Technologies	37,586	(932)	38,518	(72)	7,442	672	30,476
Corporate	(21,395)	(22,925)	1,530	—	(91)	(2)	1,623
Total	$56,298	$14,986	$41,312	$(6,209)	$14,630	$792	$32,099

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

The following table summarizes our cash flow activities for the twelve month periods indicated (in thousands):

	2012	2011	2010
Cash flow provided by (used in):
Operating activities	$60,523	$(48,833)	$36,844
Investing activities	(17,629)	(38,005)	(27,781)
Financing activities	(37,408)	97,052	(8,615)
Effect of exchange rates on cash balances	1,397	(1,111)	(1,046)
Increase (Decrease) in cash and cash equivalents	$6,883	$9,103	$(598)

During the year ended December 31, 2012, we generated $60.5 million in operating activities compared to using $48.8 million during the twelve months ended December 31, 2011. The increase in cash generated in operating activities was primarily due to a 2011 payment of $76.6 million to fund the Leslie Controls Asbestos Trust (as described in more detail in Part I, Item 3, “Legal Proceedings” hereof), and less cash used for operating assets and liabilities. During the twelve months ended December 31, 2012 we used approximately $4.3 million in cash from operating assets and liabilities compared to using $31.7 million during the same period in 2011. During the twelve months ended December 31, 2012 inventories were a source of cash of $6.5 million as compared to the twelve months ended December 31, 2011 when we used $38.6 million to acquire inventory with the Energy segment being the biggest contributor.  During the twelve months ended December 31, 2012 prepaid expenses and other assets were a use of cash of $2.4 million as compared to the twelve months ended December 31, 2011 when we used $22.9 million.  During the twelve months ended December 31, 2012 accounts payable, accrued expenses and other liabilities were uses of cash of $15.5 million as compared to the twelve months ended December 31, 2011 which was a source of $47.8 million of cash.

The $17.6 million used by investing activities included $18.2 million used for the net purchase of capital equipment. Financing activities used $37.4 million in 2012, which included a net $34.5 million of repayment on borrowings and $2.7 million in dividend payments to shareholders.

As of December 31, 2012, total debt was $70.5 million compared to $105.1 million at December 31, 2011 due to repayments on existing borrowings including our credit facility. Total debt as a percentage of total shareholders’ equity was 16.9% as of December 31, 2012 compared to 27.4% as of December 31, 2011.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2012, we had borrowings of $62.1 million outstanding under our credit facility and $55.1 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2012 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.43:1 at December 31, 2012 compared to 2.27:1 at December 31, 2011. The increase in the current ratio was primarily due to reductions in accounts payable and income taxes payable compared to December 31, 2011. As of December 31, 2012, cash and cash equivalents totaled $61.7 million, substantially all of which was held in foreign bank accounts. This compares to $54.9 million of cash and cash equivalents as of December 31, 2011 of which

$51.2 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

In 2013, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.7 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2012 that affect our liquidity:

	Payments due by Period
(In thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:
Current portion of long-term debt	$7,755	$7,755	$—	$—	$—
Total short-term borrowings	7,755	7,755	—	—	—
Long-term debt, less current portion	62,729	—	595	62,134	—
Interest payments on debt	7,083	2,682	3,101	1,300	—
Operating leases	28,613	6,848	11,307	5,644	4,814
Total contractual cash obligations	$106,180	$17,285	$15,003	$69,078	$4,814
Other Commercial Commitments:
U.S. standby letters of credit	$2,788	$2,582	$125	$81	$0
International standby letters of credit	52,273	38,505	11,678	1,834	256
Commercial contract commitments	89,906	83,931	5,532	400	43
Total commercial commitments	$144,967	$125,018	$17,335	$2,315	$299

The interest on certain of our other debt balances, with scheduled repayment dates between 2013 and 2016 and interest rates ranging between 1.22% and 18.00%, have been included in the "Interest payments on debt" line within the Contractual Cash Obligations schedule. The most significant of our debt balances is the $62.1 million in outstanding borrowings under the 2011 Credit Agreement. Interest associated with this outstanding balance ranges from 1.75% to 3.75% as well as other fees. Capital lease obligations of $0.2 million and $0.3 million are included in the “Current portion of long-term debt” and “Long-term debt, less current portion” line items, respectively.

The most significant of our commercial contract commitments relate to approximately $85.1 million of commitments related to open purchase orders, $4.4 million of which extend to 2014 and beyond. The remaining $4.8 million in commitments primarily relate to loan commitment fees and employment agreements.

In 2012, we contributed $1.6 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan. In 2011, we contributed $2.9 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan. In 2013, we expect to make plan contributions totaling $2.1 million, consisting of $1.7 million in contributions to our qualified plan and payments of $0.4 million for our non-qualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

As of December 31, 2012, we had twelve forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	1	300	U.S. Dollars
Euro/GBP	1	99	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
U.S. Dollar/Euro	4	24,975	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value asset of the derivative forward contracts as of December 31, 2012 was approximately $0.5 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value asset of $0.1 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2011. The unrealized foreign exchange gains or losses for the year ended December 31, 2012, 2011 and 2010 are less than $0.5 million for each year and are included in other income or expense in our consolidated statements of income.

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

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes related thereto included in this annual report on Form 10-K are hereby incorporated by reference herein.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Acting Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference herein.

Item 9B.    Other Information.

None.
Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	410,394	(1)	$30.53	333,391
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	410,394	(1)	$30.53	333,391

(1)	Represents 146,621 stock options, and 263,773 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts	73

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
10.1§
CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 4.4 to CIRCOR International, Inc.’s Form S-8, File No. 333-125237, filed with the Securities and Exchange Commission on May 25, 2005

10.2§
First Amendment to CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 7, 2005

10.3§
Form of Incentive Stock Option Agreement under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10, File No. 000-26961, filed with the Securities and Exchange Commission on September 22, 1999 (“Amendment No. 1 to the Form 10”)

10.4§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Five Year Graduated Vesting Schedule), is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Form 10

10.5§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Performance Accelerated Vesting Schedule), is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10

10.6§
Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10

10.7§
Form of Non-Qualified Stock Option Agreement for Independent Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.8§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.9§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Three Year Cliff Vesting), is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.10§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan (Three Year Annual Vesting), is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.11§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.12§
Restricted Stock Unit Agreement between CIRCOR International, Inc. and A. William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.17 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.13§	CIRCOR International, Inc. Management Stock Purchase Plan, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10
10.14§	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan, is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10
10.15
Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the lenders from time to time parties thereto, Suntrust Bank as administrative agent, swing line lender and letter of credit issuer, Suntrust Robinson Humphrey, Inc. as joint-lead arranger and joint-bookrunner, Keybank National Association as joint-lead arranger, joint-book runner and syndication agent, and Sovereign Bank as documentation agent, dated May 2, 2011, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2011

10.16§
Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.17§
Amended and Restated Executive Change of Control Agreement between CIRCOR, Inc. and Andrew William Higgins, dated May 6, 2008, is incorporated herein by reference to Exhibit 10.16 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on May 6, 2008

10.18§
Amendment to Amended and Restated Change of Control Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.35 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.19§
Severance Agreement by and between CIRCOR, Inc. and A. William Higgins, dated March 24, 2008, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008

10.20§
Amendment to Severance Agreement between CIRCOR, Inc. and A. William Higgins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.45 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.21§
General Release and Agreement by and between CIRCOR, Inc. and A. William Higgins, dated December 5, 2012, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on December 6, 2012

10.22§
Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005

10.23§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.44 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.24§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated November 4, 2010, is incorporated by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.25§
Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.26§
First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.27§
First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Paul M. Coppinger, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002.

10.28§
Executive Change of Control Agreement between CIRCOR, Inc. and Christopher R. Celtruda, dated June 15, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on June 19, 2006

10.29§
Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006

10.30§
Severance Agreement by and between CIRCOR, Inc. and A. William Higgins, dated March 24, 2008, is incorporated herein by reference to Exhibit 10.31 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 27, 2008

10.31§
Letter Agreement between CIRCOR International, Inc. and Christopher R. Celtruda, dated December 30, 2008, is incorporated herein by reference to Exhibit 10.33 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.32§
Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated February 11, 2008, is incorporated herein by reference to Exhibit 10.34 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.33§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Frederic M. Burditt, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.36 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.34§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.35§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.36§
Executive Change of Control Agreement between CIRCOR, Inc. and Michael Ross Dill, dated August 2, 2011, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2011

10.37§
Executive Change of Control Agreement between CIRCOR, Inc. and Brian Young, dated October 18, 2011, is incorporated by reference to Exhibit 10.50 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 23, 2012

10.38§
Executive Change of Control Agreement between CIRCOR, Inc. and Mahesh Joshi, dated March 5, 2012, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 3, 2012

10.39*§	Executive Change of Control Agreement between CIRCOR, Inc. and Lisa Ryan, dated November 29, 2012
21*	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 21, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011
(ii)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
(iii)	Statements of Consolidated Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
(vi)	Notes to the Consolidated Financial Statements

*	Filed with this report.

**	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

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

CIRCOR INTERNATIONAL, INC.

By:	/s/ WAYNE F. ROBBINS
Wayne F. Robbins Acting President and Chief Executive Officer

Date:	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WAYNE F. ROBBINS	Acting President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
Wayne F. Robbins
/s/ FREDERIC M. BURDITT	Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Frederic M. Burditt
/s/ JOHN F. KOBER	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 28, 2013
John F. Kober
/s/ DAVID F. DIETZ	Chairman of the Board of Directors	February 28, 2013
David F. Dietz
/s/ JEROME D. BRADY	Director	February 28, 2013
Jerome D. Brady
/s/ DOUGLAS M. HAYES	Director	February 28, 2013
Douglas M. Hayes
/s/ NORMAN E. JOHNSON	Director	February 28, 2013
Norman E. Johnson
/s/ JOHN A. O’DONNELL	Director	February 28, 2013
John A. O’Donnell
/s/ PETER M. WILVER	Director	February 28, 2013
Peter M. Wilver

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. ( a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

 /s/ Grant Thornton LLP

Boston, Massachusetts
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CIRCOR International, Inc.:

We have audited the internal control over financial reporting of CIRCOR International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 28, 2013

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,738	$54,855
Short-term investments	101	99
Trade accounts receivable, less allowance for doubtful accounts of $1,706 and $1,127, respectively	150,825	156,075
Inventories	198,005	203,777
Prepaid expenses and other current assets	16,510	12,376
Deferred income tax asset	15,505	16,320
Assets held for sale	542	542
Total Current Assets	443,226	444,044
PROPERTY, PLANT AND EQUIPMENT, NET	105,903	104,434
OTHER ASSETS:
Goodwill	77,428	77,829
Intangibles, net	45,157	58,442
Deferred income tax asset	30,064	27,949
Other assets	8,203	9,825
TOTAL ASSETS	$709,981	$722,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,361	$92,493
Accrued expenses and other current liabilities	67,235	63,386
Accrued compensation and benefits	26,540	24,328
Asbestos liability	—	1,000
Income taxes payable	393	5,553
Notes payable and current portion of long-term debt	7,755	8,796
Total Current Liabilities	182,284	195,556
LONG-TERM DEBT, NET OF CURRENT PORTION	62,729	96,327
DEFERRED INCOME TAXES	10,744	11,284
OTHER NON-CURRENT LIABILITIES	35,977	35,271
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15) SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,445,687 and 17,268,212 shares issued and outstanding at December 31, 2012 and 2011, respectively	174	173
Additional paid-in capital	262,744	258,209
Retained earnings	158,509	130,373
Accumulated other comprehensive loss, net of taxes	(3,180)	(4,670)
Total Shareholders’ Equity	418,247	384,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,981	$722,523

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$845,552	$822,349	$685,910
Cost of revenues	604,009	596,954	488,641
GROSS PROFIT	241,543	225,395	197,269
Selling, general and administrative expenses	179,382	168,421	149,508
Leslie asbestos and bankruptcy charges	—	676	32,775
Impairment charges	10,348	—	—
Special charges	5,282	—	—
OPERATING INCOME	46,531	56,298	14,986
Other (income) expense:
Interest income	(269)	(265)	(244)
Interest expense	4,528	4,195	2,760
Other expense (income), net	513	2,172	(39)
TOTAL OTHER EXPENSE	4,772	6,102	2,477
INCOME BEFORE INCOME TAXES	41,759	50,196	12,509
Provision (benefit) for income taxes	10,960	13,562	(115)
NET INCOME	$30,799	$36,634	$12,624
Earnings per common share:
Basic	$1.77	$2.12	$0.74
Diluted	$1.76	$2.10	$0.73
Weighted average common shares outstanding:
Basic	17,405	17,240	17,137
Diluted	17,452	17,417	17,297
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Statements of Consolidated Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$30,799	$36,634	$12,624
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,925	(5,639)	(6,906)
Pension liability (1)	(2,826)	(5,349)	(1,040)
Pension liability adjustment (2)	391	212	182
Other comprehensive income (loss)	1,490	(10,776)	(7,764)
COMPREHENSIVE INCOME	32,289	25,858	4,860

(1)	Net of an income tax effect of $(1.7), $(3.3) and $(0.6) million for the year ended 2012, 2011 and 2010, respectively.

(2)	Net of an income tax effect of $0.2, $0.1 and $0.1 million for the year ended 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$30,799	$36,634	$12,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,732	15,085	13,075
Amortization	3,596	4,351	4,301
Goodwill and intangible impairment charges	10,348	—	—
(Payment) provision for Leslie bankruptcy settlement	(1,000)	(76,625)	24,974
Compensation expense of stock-based plans	4,374	3,807	3,430
Tax effect of share-based compensation	642	(673)	(189)
Deferred income taxes	(832)	307	(9,868)
Loss (gain) on disposal of property, plant and equipment	1,135	(69)	315
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	7,063	(17,862)	(24,768)
Inventories	6,592	(38,588)	(21,997)
Prepaid expenses and other assets	(2,422)	(22,918)	1,721
Accounts payable, accrued expenses and other liabilities	(15,504)	47,718	33,226
Net cash provided by (used in) operating activities	60,523	(48,833)	36,844
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18,170)	(17,901)	(14,913)
Proceeds from the sale of property, plant and equipment	541	117	106
Proceeds from the sale of investments	—	—	21,427
Business acquisitions, net of cash acquired	—	(20,221)	(34,401)
Net cash used in investing activities	(17,629)	(38,005)	(27,781)
FINANCING ACTIVITIES
Proceeds from long-term debt	186,409	279,346	88,680
Payments of long-term debt	(220,918)	(178,905)	(95,370)
Debt issuance costs	—	(2,001)	—
Dividends paid	(2,663)	(2,650)	(2,643)
Proceeds from the exercise of stock options	406	589	529
Tax effect of share-based compensation	(642)	673	189
Net cash (used in) provided by financing activities	(37,408)	97,052	(8,615)
Effect of exchange rate changes on cash and cash equivalents	1,397	(1,111)	(1,046)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,883	9,103	(598)
Cash and cash equivalents at beginning of year	54,855	45,752	46,350
CASH AND CASH EQUIVALENTS AT END OF YEAR	$61,738	$54,855	$45,752
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$16,699	$7,352	$9,273
Interest	$3,140	$4,646	$2,589

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	16,991	$170	$249,960	$86,408	$13,870	$350,408
Net income				12,624		12,624
Other comprehensive loss, net of tax					(7,764)	(7,764)
Common stock dividends paid				(2,643)		(2,643)
Stock options exercised	32		529			529
Excess tax benefit from share-based compensation			189			189
Conversion of restricted stock units	90	1	47			48
Share-based compensation			3,429			3,429
BALANCE AT DECEMBER 31, 2010	17,113	$171	$254,154	$96,389	$6,106	$356,820
Net income				36,634		36,634
Other comprehensive loss, net of tax					(10,776)	(10,776)
Common stock dividends paid				(2,650)		(2,650)
Stock options exercised	33		589			589
Tax effect from share-based compensation			673			673
Conversion of restricted stock units	122	2	(1,014)			(1,012)
Share-based compensation			3,807			3,807
BALANCE AT DECEMBER 31, 2011	17,268	$173	$258,209	$130,373	$(4,670)	$384,085
Net income				30,799		30,799
Other comprehensive income, net of tax					1,490	1,490
Common stock dividends paid				(2,663)		(2,663)
Stock options exercised	24		406			406
Excess tax benefit from share-based compensation			642			642
Conversion of restricted stock units	154	1	(887)			(886)
Share-based compensation			4,374			4,374
BALANCE AT DECEMBER 31, 2012	17,446	$174	$262,744	$158,509	$(3,180)	$418,247

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

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies:

Our Energy Segment—designs, manufactures and distributes products primarily into the upstream and midstream global energy markets and also designs, manufactures and sells an array of products and solutions for measuring the transfer of oil and gas in pipelines and for cleaning and maintaining pipeline integrity. We believe that our Energy segment is one of the leading producers of ball valves for the oil and natural gas markets worldwide. Selected products of our Energy segment include flanged-end and threaded-end floating and trunnion ball valves, needle valves, check valves, butterfly valves, large forged steel ball valves, gate valves, control valves, relief valves, pipeline closures, launcher and receiver systems and pressure regulators for use in oil, gas and chemical processing and industrial applications. The significant brands of our Energy segment include: KF, Pibiviesse, Mallard Control, Hydroseal, Contromatics, SF Valvulas, Sagebrush and Pipeline Engineering. Recently, we have begun to focus our marketing efforts on the "Circor Energy" brand whereby we position ourselves to provide an array of solutions for our end-use customers through geographic and product line channels irrespective of individual brand names.

Our Aerospace Segment—designs, manufactures and distributes valves, sensors, actuators, controls and subsystems for military and commercial aerospace applications. Selected products of our Aerospace segment include aerospace landing gear, precision valves, control valves, relief valves, solenoid valves, pressure switches, regulators, impact switches, actuators, speed indicators / tachometers and DC electric motors. We supply products used in hydraulic, fuel, water, air and electro-mechanical systems. Our products are sold globally to aircraft and aircraft engine manufacturers and their tier one and tier two suppliers. The Aerospace segment also supports airline operators through spare parts distribution and MRO channels. The significant brands of our Aerospace segment include: CIRCOR Aerospace, Aerodyne Controls, Circle Seal Controls, Loud Engineering, Industria, Bodet Aero and Motor Technology.

Our Flow Technologies Segment—designs, manufactures and distributes valves, fittings and controls for diverse end-uses, including instrumentation, cryogenic, oil and gas, power generation, maritime and steam applications. Selected products of our Flow Technologies segment include precision valves, compression tube fittings, manifolds, steam conditioning valves, turbine by-pass valves, control valves, relief valves, butterfly valves, regulators, strainers and sampling systems. The significant brands of our Flow Technologies segment include: Cambridge Fluid Systems, Hale Hamilton, Leslie Controls, Nicholson Steam Trap, GO Regulator, Hoke, CIRCORTech, Spence Engineering, CPC-Cryolab, RTK, Rockwood Swendeman, Spence Strainers, Dopak Sampling Systems and Texas Sampling.

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

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post-delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. We have limited long-term arrangements, representing less than 2% of our revenue, requiring delivery of products or services over extended periods of time and revenue and profits on certain of these arrangements are recognized in accordance with the percentage of completion method of accounting. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2012 and 2011, short-term investments primarily consist of guaranteed investment certificates. As of December 31, 2012, cash and cash equivalents totaled $61.7 million, substantially all of which was held in foreign bank accounts. This compares to $54.9 million of cash and cash equivalents as of December 31, 2011 of which $51.2 million was held in foreign bank accounts. Short-term investments as of December 31, 2012 and 2011 totaled $0.1 million, all of which is held in foreign bank accounts.

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

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2012 and 2011 were $8.6 million and $9.4 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which typically range from 3 to 50 years for buildings and improvements, 3 to 10 years for manufacturing machinery and equipment, 3 to 10 years for computer equipment and software and 3 to 10 years for furniture and fixtures. Motor vehicles are depreciated over a range of 2 to 6 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

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

Goodwill and Intangible Assets

We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2012, the Company’s three reporting units were Energy, Aerospace and Flow Technologies with respective goodwill balances of $51.5 million, $22.1 million and $3.8 million.

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

In assessing the 2012 fair value of goodwill, we used our best estimates of future cash flows of operating activities and capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, and a discount rate based on weighted average cost of capital for our step one analysis. In 2012 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2012 goodwill assessment exceeded the carrying amounts by approximately 98%, 10% and 143% for our Energy, Aerospace and Flow Technologies reporting units, respectively. If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record impairment charges.

The goodwill recorded on the consolidated balance sheet as of December 31, 2012 was $77.4 million compared with $77.8 million as of December 31, 2011. Net intangible assets as of December 31, 2012 were $45.2 million compared to $58.4 million as of December 31, 2011. The total net amount of non-amortizing assets was $23.6 million and $29.6 million, as of December 31, 2012 and 2011, respectively.

Impairment of Other Long-Lived Assets

We perform impairment analyses of our other long-lived assets, such as property, plant and equipment, whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of assets being reviewed for impairment, the assets are written to fair value with the assistance of third party appraisers. During the quarter ended September 30, 2012 we performed an impairment analysis on certain fixed assets in light of the repositioning activities and evolving business factors at our Brazil energy and California aerospace options. Refer to Note 4 for additional information.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2012, 2011 and 2010 were $3.0 million, $2.5 million and $1.9 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2012, 2011 and 2010 were $8.4 million, $6.1 million and $6.1 million, respectively.

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

For our Dutch operating subsidiary undistributed earnings are generally not considered to be indefinitely reinvested, and because our effective tax rate in the Netherlands is higher than the current U.S. tax rates, no additional provision for U.S. federal and state income taxes is needed. The undistributed earnings of our other foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded thereon.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange gains and (losses) recorded for the years ended December 31, 2012, 2011 and 2010 were not significant.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2012			2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$30,799	17,405	$1.77	$36,634	17,240	$2.12	$12,624	17,137	$0.74
Dilutive securities, principally common stock options	0	47	(0.01)	0	177	(0.02)	0	160	(0.01)
Diluted EPS	$30,799	17,452	$1.76	$36,634	17,417	$2.10	$12,624	17,297	$0.73

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 279,075 anti-dilutive options and RSUs for the year ended December 31, 2012 with exercise prices ranging from $29.37 to $60.83. There were 173,771 anti-dilutive options and RSUs for the year ended December 31, 2011 with exercise prices ranging from $30.91 to $60.83. There were 141,483 anti-dilutive options and RSUs for the year ended December 31, 2010 with exercise prices ranging from $30.91 to $60.83.

As of December 31, 2012, there were 19,093 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

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

New Accounting Standards

The FASB issued ASU 2011-04 in May 2011 to amend fair value measurements and related disclosures; the guidance becomes effective on a prospective basis at the beginning of the 2012 fiscal year. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance does not have any impact on our consolidated financial statements.

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

In the third quarter of 2011, the FASB issued an ASU aimed at simplifying entities’ annual goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is allowed. We elected to adopt this standard early and applied the provisions of this ASU to our 2011 annual impairment analysis of goodwill, but then returned to the quantitative annual impairment analysis for 2012.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment which amends FASB Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain items in the prior period footnote disclosures have been reclassified to conform to currently reported presentations.

(3)    Business Acquisitions and Divestitures

Our growth strategy includes strategic acquisitions that complement and extend our broad array of valves and fluid control products and services. Our acquisitions typically have well established brand recognition and are well known within the industry. We have historically financed our acquisitions from available cash or credit lines.

On April 6, 2010, we acquired Ateliers de Navarre (“Ateliers”), located in Pau, France. Also on April 6, 2010, we acquired the remaining 48% ownership interest of Technoflux Sarl (“Technoflux”), a Moroccan corporation. Ateliers and Technoflux collectively ("ADN"), are reported in our Aerospace segment, expanded our capabilities in DC and AC motors, stator, rotor, solenoid and bobbin assembly. The excess of the purchase price over the fair value of the net identifiable assets of $1.3 million was recorded as goodwill and will not be deductible for tax purposes.

On May 31, 2010, we acquired the valves division of India-based Mazda Ltd., (“Mazda”) a manufacturer of severe service control valves and vacuum systems. The acquired operation is reported in our Flow Technologies segment. The excess of the purchase price over the fair value of the net identifiable assets of $2.7 million was recorded as goodwill and will be deductible for tax purposes.

On August 3, 2010, we acquired certain assets of Castle Precision Industries (“Castle”), located in Sylmar, California. Castle manufactures landing gear components, landing gear and actuation sub-systems, and provides maintenance, repair and overhaul services to the commercial and military aircraft markets. Castle has been integrated into our Aerospace segment. We placed approximately $2.6 million in an escrow account to secure certain indemnification and purchase price obligations of the seller.The excess of the purchase price over the fair value of the net identifiable assets of $14.4 million was recorded as goodwill and will be deductible for tax purposes.

On February 4, 2011, we acquired the stock of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. SF Valves is reported in our Energy segment. We placed approximately $9.0 million in an escrow account to secure certain indemnification and purchase price obligations of the seller. The excess of the purchase price over the fair value of the net identifiable assets of $14.0 million was recorded as goodwill and will not be deductible for Brazilian tax purposes.

The following table reflects the balance sheet line item estimated fair values recorded in connection with the acquisitions of ADN, Mazda, Castle and SF Valves acquisitions as of their respective acquisition dates (in millions):

	ADN	Mazda	Castle	SF Valves
Current assets	$1.0	$1.3	$4.4	$4.3
Property plant & equipment	0.2	0.3	0.9	7.6
Other assets	—	—	—	5.1
Intangibles	—	0.7	9.0	4.2
Goodwill	1.3	2.7	14.4	14.0
Current liabilities	2.5	0.3	0.6	3.7
Debt	—	—	—	3.9
Other non-current liabilities	—	—	2.1	7.8

 The following table reflects unaudited pro forma consolidated net revenue, net income, and earnings per share (except with respect to the 2012 results, which are audited) on the basis that the ADN, Mazda, Castle and SF Valves acquisitions took place and were recorded at the beginning of each of the respective periods presented (unaudited, in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net revenue	$845,552	$823,440	$714,682
Net income	30,799	35,802	12,397
Earnings per share: basic	1.77	2.08	0.72
Earnings per share: diluted	1.76	2.06	0.72

The unaudited pro forma consolidated condensed results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for acquisitions during the years ended December 31, 2012, 2011 and 2010 (In thousands):

	Year Ended December 31,
	2012	2011	2010
Reconciliation of net cash paid:
Cash paid	$—	$20,221	$34,401
Less: cash acquired	—	—	—
Net cash paid for acquired businesses	$—	$20,221	$34,401
Determination of goodwill:
Cash paid, net of cash acquired	$—	$20,221	$34,401
Liabilities assumed	—	10,300	5,594
Less: fair value of assets acquired, net of goodwill and cash acquired	—	16,571	24,461
Goodwill	$—	$13,950	$15,534

(4)    Special Charges

During the twelve months ended December 31, 2012 we incurred approximately $5.3 million in special charges: $2.5 million associated with repositioning actions in the Energy, Aerospace and Flow Technologies segments and $2.7 million associated with CEO separation charges. The repositioning actions include consolidating facilities, shifting expenses to lower cost regions and exiting some non-strategic product lines. The CEO separation charges primarily relate to one time cash payments associated with our former CEO's March 2008 severance agreement, equity award modification charges as well as executive search fees. During the twelve months ended December 31, 2011 and 2010 we did not record any special charges. The following table summarizes our special charges by expense type and business segment (in thousands):

	As of and for the twelve months ended December 31, 2012
	Energy	Aerospace	Flow Technologies	Corporate	Total
Accrued special charges as of December 31, 2011					$—
Facility-related expenses (1)	$1,302	$311	$135	$—	1,748
Employee-related expenses	505	186	109	—	800
Total repositioning charges	$1,807	$497	$244	$—	2,548
CEO Separation charges				2,734	2,734
Total Special Charges	$1,807	$497	$244	$2,734	5,282
Special charges paid					(4,482)
Accrued special charges as of December 31, 2012					$800
(1) Includes write-down of fixed assets of $0.8 million for Energy and $0.2 million for Aerospace.
Also, in connection with the repositioning special charges noted above, we recorded $0.9 million and $3.2 million of repositioning related inventory obsolescence charges during the twelve months ended December 31, 2012 for the Energy and Aerospace segments respectively. These repositioning related inventory obsolescence charges were included as costs of revenues.
We expect to incur additional repositioning special charges between $5.7 million and $7.0 million that are primarily facility and employee related during the first half of 2013 (between $2.0 million and $2.5 million for the Energy segment, between $3.5 million and $4.2 million for the Aerospace segment and between $0.2 million and $0.3 million for the Flow Technologies segment) to complete these repositioning actions. These repositioning activities are expected to be funded with cash generated from operations.

(5)    Inventories

Inventories consist of the following (In thousands):

	December 31,
	2012	2011
Raw materials	$63,104	$57,755
Work in process	86,564	96,678
Finished goods	48,337	49,344
	$198,005	$203,777

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	December 31,
	2012	2011
Land	$14,412	$14,244
Buildings and improvements	69,029	64,719
Manufacturing machinery and equipment	141,777	138,767
Computer equipment and software	19,507	17,887
Furniture and fixtures	10,673	9,875
Motor vehicles	1,044	909
Construction in progress	5,301	3,467
	261,743	249,868
Accumulated depreciation	(155,840)	(145,434)
	$105,903	$104,434

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $15.7 million, $15.1 million, and $13.1 million, respectively.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill, by segment as of December 31, 2012 and 2011 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829
Currency translation adjustments	(368)	30	(63)	(401)
Goodwill as of December 31, 2012	$51,526	$22,121	$3,781	$77,428

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2010	$39,423	$19,430	$4,322	$63,175
Business acquisitions (see Note 3)	13,950	—	—	13,950
Adjustments to preliminary purchase price allocation	—	2,713	(19)	2,694
Currency translation adjustments	(1,479)	(52)	(459)	(1,990)
Goodwill as of December 31, 2011	$51,894	$22,091	$3,844	$77,829

The tables below present gross intangible assets and the related accumulated amortization (In thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$6,092	$(5,568)	$524
Non-amortized intangibles (primarily trademarks and trade names)	29,631	—	29,631
Customer relationships	38,346	(14,161)	24,185
Backlog	1,510	(1,306)	204
Other	7,488	(3,590)	3,898
Total	$83,067	$(24,625)	$58,442

	December 31, 2012
	Gross Carrying Amount	2012 Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,066	$—	$(5,625)	$441
Non-amortized intangibles (primarily trademarks and trade names)	29,917	(6,298)	—	23,619
Customer relationships	38,004	(3,803)	(16,323)	17,878
Backlog	1,275	(127)	(1,147)	1
Other	7,589	(120)	(4,251)	3,218
Total	$82,851	$(10,348)	$(27,346)	$45,157

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2012 (In thousands):

	2013	2014	2015	2016	2017	After 2017
Estimated amortization expense	$3,114	$3,083	$3,061	$2,773	$2,644	$6,863

In 2011 and 2012, the fair value of each of our reporting units exceeded the respective book value, and no goodwill impairments were recorded. The fair values utilized for our 2012 goodwill assessment exceeded the book value by approximately 98%, 10% and 143% for the Energy, Aerospace and Flow Technologies reporting units, respectively. For purposes of our 2011 annual goodwill impairment test as of our October fiscal month end, we chose to perform a qualitative analysis for our three reporting units and we determined it was more likely than not that the fair value of these reporting units were not less than the respective carrying amounts. The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts. If the carrying amounts exceed fair value, an impairment loss is recognized in an amount equal to that excess. We again assessed the goodwill and intangible factors as of December 31, 2012 and determined there were no indications of impairments.

During the quarter ended September 30, 2012, evolving business factors, including our outlook of diminished future revenue and cash flow as well as repositioning activities at our Brazil energy and California aerospace operations, were indicators of impairment that triggered impairment analysis of both the long-lived and intangible assets of these operations as well as the goodwill associated with their reporting units, Energy and Aerospace, respectively. With the assistance of an independent third-party appraisal firm, we performed ASC 360 and ASC 350 impairment analyses as part of our third quarter closing process, which resulted in Energy and Aerospace segment intangible asset impairment charges during the year ended December 31, 2012 of $2.2 million and $8.2 million, respectively, which are included in the impairment charges line on our consolidated statements of income. The Company also determined that certain fixed assets were impaired. Refer to Note 4 for additional information.

For the years ended December 31, 2011 and December 31, 2010, we did not record any goodwill impairment or intangible impairment charges.

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (In thousands):

	December 31,
	2012	2011
Deferred income tax liabilities:
Excess tax over book depreciation	$4,270	$9,131
Goodwill and other intangibles	14,066	15,049
Total deferred income tax liabilities	18,336	24,180
Deferred income tax assets:
Accrued expenses	7,543	9,358
Inventories	9,253	8,003
Net operating loss and credit carry-forward	37,039	38,247
Intangible assets	2,551	3,522
Accumulated other comprehensive income—pension benefit obligation	9,580	8,087
Other	692	578
Total deferred income tax assets	66,658	67,795
Valuation allowance	(13,497)	(10,630)
Deferred income tax asset, net of valuation allowance	53,161	57,165
Deferred income tax asset, net	$34,825	$32,985

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

Net current deferred income tax asset	$15,505	$16,320
Net non-current deferred income tax asset	30,064	27,949
Net non-current deferred income tax liability	(10,744)	(11,284)
Deferred income tax asset, net	$34,825	$32,985
Deferred income taxes by geography are as follows:
Domestic net current asset	$10,873	$10,262
Foreign net current asset	4,632	6,058
Net current deferred income tax asset	$15,505	$16,320
Domestic net non-current asset	$20,163	$17,991
Foreign net non-current liability	(843)	(1,326)
Net non-current deferred income tax asset	$19,320	$16,665

The provision (benefit) for income taxes is based on the following pre-tax income (loss) (In thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$17,466	$33,718	$(17,652)
Foreign	24,293	16,478	30,161
	$41,759	$50,196	$12,509

The provision (benefit) for income taxes consists of the following (In thousands):

	2012	2011	2010
Current:
Federal	$3,768	$(435)	$2,107
Foreign	6,853	12,786	7,061
State	1,171	904	585
Total current	$11,792	$13,255	$9,753
Deferred (benefit):
Federal	$(1,269)	$11,970	$(7,934)
Foreign	415	(11,862)	(775)
State	22	199	(1,159)
Total deferred (benefit)	$(832)	$307	$(9,868)
Total provision (benefit) for income taxes	$10,960	$13,562	$(115)

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2012	2011	2010
Expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	1.4	(3.0)
Foreign tax rate differential and credits	(8.3)	(7.9)	(34.1)
Manufacturing deduction	(1.4)	—	(1.6)
Research and experimental credit	—	(0.7)	(2.6)
Other, net	(1.0)	(0.8)	5.4
Effective tax rate	26.2%	27.0%	(0.9)%

With regard to the deferred tax assets, we maintained a total valuation allowance of $13.5 million and $10.6 million at December 31, 2012 and 2011, respectively. We had foreign tax credits of $20.7 million, foreign net operating losses of $21.7 million, state net operating losses of $69.1 million and state tax credits of $1.5 million at December 31, 2012. At December 31, 2011, we had foreign tax credits of $23.1 million, foreign net operating losses of $20.4 million, state net operating losses of $67.7 million and state tax credits of $1.2 million. The foreign tax credits, if not utilized, will expire in 2015 and 2021. The state net operating losses and state tax credits, if not utilized, will expire between 2014 and 2032. The $13.5 million valuation allowance as of December 31, 2012 is comprised of $6.6 million related to foreign credit carry-forwards, $3.8 million related to foreign loss carry-forwards and $3.1 million related to state income tax benefits.

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

On January 2, 2013, the President of the United States signed legislation that retroactively extended the research and development (R&D) tax credit for two years, from January 1, 2012 through December 31, 2013.  The Company expects its income tax expense for the first quarter of 2013 will reflect the entire benefit of the R&D tax credit attributable to 2012 and the first quarter of 2013.  The Company will continue to record the benefit of the R&D tax credit in subsequent quarters in 2013.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2009 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various state and foreign jurisdictions.

As of December 31, 2012, the liability for uncertain income tax positions was $2.0 million excluding interest of $0.9 million. As of December 31, 2012 and December 31, 2011, accrued interest and penalties were $0.9 million and $1.0 million respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012 and 2011. Approximately $1.1 million as of December 31, 2012 represents the amount, that if recognized would affect the Company’s effective income tax rate in future periods. The table below does not include interest and penalties of $0.9 million and $1.0 million as of December 31, 2012 and 2011 respectively.

	December 31,
	2012	2011
Balance beginning January 1	$2,446	$1,941
Additions for tax positions of prior years	209	1,289
Additions based on tax positions related to current year	45	148
Settlements	(113)	(932)
Lapse of statute of limitations	(548)	—
Currency movement	$(77)	$—
Balance ending December 31	$1,962	$2,446

Undistributed earnings of our foreign subsidiaries amounted to $138.6 million at December 31, 2012 and $121.2 million at December 31, 2011. During our fiscal year ended December 31, 2012, we repatriated no cash to the U.S. During 2011 we repatriated approximately $36.9 million to the U.S. of which $4.0 million was from our Dutch operating subsidiary, for which undistributed earnings are not considered to be indefinitely reinvested. During 2010, one of our U.S. subsidiaries, Leslie Controls Inc., filed for bankruptcy under the U.S. Bankruptcy Code in order to resolve its exposure to asbestos litigation. As part of the bankruptcy settlement we were required to make payments during 2011 of approximately $76.6 million to a trust established under Section 542 of the U.S. Bankruptcy Code. In anticipation of this one time bankruptcy funding requirement we remitted foreign earnings of approximately $36.9 million to be used for a portion of this bankruptcy funding. We also utilized additional borrowings on our 2011 Credit Facility, which provides for a $300.0 million revolving line of credit and a $150.0 million accordion feature to meet the bankruptcy trust payment. We believe that the non-Dutch repatriation was a unique, one time event, and do not expect any similar repatriations to the U.S. in the foreseeable future. Upon distribution of any those earnings, in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and, in addition we may utilize our 2011 Credit Facility for the cash needs of our U.S. based subsidiaries. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries that are indefinitely reinvested.

For our Dutch operating subsidiary undistributed earnings are not considered to be indefinitely reinvested, and because our effective tax rate in the Netherlands is higher than the current U.S. tax rates, no additional provision for U.S. federal and state income taxes is needed. The undistributed earnings of our other foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded thereon.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (In thousands):

	December 31,
	2012	2011
Customer deposits and obligations	$27,139	$24,137
Commissions payable and sales incentive	14,704	12,450
Penalty accruals	8,564	9,401
Warranty reserve	3,322	3,104
Professional fees	1,099	991
Insurance	1,187	727
Taxes other than income tax	2,821	3,424
Other	8,399	9,152
	$67,235	$63,386

(10)    Financing Arrangements

Long-term debt consists of the following (In thousands):

	December 31,
	2012	2011
Capital lease obligations	$483	$550
Line of Credit at interest rates ranging from 1.75% to 3.75%	62,100	95,056
Other borrowings, at varying interest rates ranging from 1.22% to 18.00% in 2012 and 2.90% to 18.00% in 2011	7,901	9,517
Total debt	70,484	105,123
Less: current portion	7,755	8,796
Total long-term debt	$62,729	$96,327

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80.0 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. We capitalized $2.0 million in debt issuance costs that will be amortized over the five year life of the agreement. As of December 31, 2012, we had borrowings of $62.1 million outstanding under our credit facility and $55.1 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2012 and December 31, 2011.

At December 31, 2012, minimum principal payments required during each of the next five years and thereafter are as follows (In thousands):

	2013	2014	2015	2016	2017	Thereafter
Minimum principal payments	$7,755	$458	$137	$62,134	$—	$—

(11)    Share-Based Compensation

As of December 31, 2012, we have one share-based compensation plan. The 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three to six years. Vested restricted stock units will be settled in shares of our common stock. As of December 31, 2012, there were 146,621 stock options and 263,773 restricted stock units outstanding. In addition, there were 486,455 shares available for grant under the 1999 Stock Plan as of December 31, 2012. As of December 31, 2012, there were 19,093 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In 2012, we granted 68,943 stock option awards compared with 64,755 in 2011 and 34,081 in 2010.

The fair value of stock options granted during the year ended December 31, 2012 of $14.16 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.0%
Expected life (years)	5.8
Expected stock volatility	47.9%
Expected dividend yield	0.5%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods ranging from three to six years. During the years ended December 31, 2012 and December 31, 2011 we granted 142,338 and 72,417 RSU Awards with approximate fair values of $33.78 and $38.14 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 34,534 and 43,734 with per unit discount amounts representing fair values of $10.81 and $12.87 were granted under the CIRCOR Management Stock Purchase Plan during December 31, 2012 and December 31, 2011, respectively.

Compensation expense related to our share-based plans for the twelve month periods ended December 31, 2012, 2011 and 2010 was $4.4 million, $3.8 million and $3.4 million, respectively. and was recorded as selling, general, and administrative expense in our statement of income.

As of December 31, 2012, there was $4.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

A summary of the status of all stock-options granted to employees and non-employee directors as of December 31, 2012, 2011, and 2010 and changes during the years are presented in the table below:

	December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	145,313	$29.20	134,901	$23.29	132,120	$19.81
Granted	68,943	32.76	64,755	38.27	34,081	30.91
Exercised	(24,040)	16.84	(32,440)	18.12	(31,300)	16.88
Forfeited	(43,595)	35.96	(21,903)	36.05	—	—
Options outstanding at end of period	146,621	$30.89	145,313	$29.20	134,901	$23.29
Options exercisable at end of period	64,137	$26.87	68,380	$21.95	100,820	$20.72

The weighted average contractual term for stock-options outstanding and exercisable as of December 31, 2012 was 6.5 years and 3.8 years, respectively. The aggregate intrinsic value of stock-options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.7 million and $0.5 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.0 million and $0.1 million, respectively. The aggregate intrinsic value of stock-options outstanding and exercisable as of December 31, 2012 was $1.3 million and $0.8 million, respectively. As of December 31, 2012, there was $0.6 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about stock options outstanding at December 31, 2012 :

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$23.80 - $27.91	44,340	1.9	$24.72	44,340	$24.72
27.92 - 31.01	24,335	7.2	30.91	11,554	30.91
31.02 - 31.93	5,987	8.7	31.10	0	—
31.94 - 35.88	49,982	9.2	32.76	8,243	32.76
35.89 - 39.00	21,977	8.2	$39.00	—	$—
$23.80 - $39.00	146,621	6.5	$30.89	64,137	$26.87

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2012, 2011, and 2010 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2012		2011		2010
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	234,035	$33.52	339,891	$30.79	291,290	$30.63
Granted	142,338	33.78	72,417	38.14	130,226	30.91
Settled	(122,895)	31.98	(134,487)	29.84	(69,001)	30.04
Canceled	(65,811)	37.48	(43,786)	31.30	(12,624)	33.24
RSU Awards outstanding at end of period	187,667	$33.34	234,035	$33.52	339,891	$30.79
RSU Awards exercisable at end of period	9,494	$32.71	11,848	$34.48	22,597	$30.06

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2012, 2011 and 2010 was $4.2 million, $5.6 million and $2.2 million, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.4 million and $1.9 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2012 was $6.7 million and $0.4 million, respectively.
The following table summarizes information about RSU Awards outstanding at December 31, 2012:

	RSU Awards Outstanding			RSU Awards Vested
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs (thousands)	Weighted Average Exercise Price
$22.00 - $27.99	16,078	0.2	$22.27	2,172	$22.23
28.00 - 30.99	23,516	0.3	30.82	560	30.91
31.00 - 36.99	94,444	2.2	32.80	—	—
37.00 - 42.09	53,629	1.5	38.70	6,762	36.23
$22.00 - $42.09	187,667	1.6	$33.34	9,494	$32.71

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2012, 2011, and 2010 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2012		2011		2010
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	151,708	$18.14	172,662	$18.64	212,232	$18.58
Granted	34,534	21.95	43,734	26.13	13,505	20.71
Settled	(98,867)	15.20	(44,991)	27.76	(49,362)	19.06
Canceled	(11,269)	23.40	(19,697)	18.25	(3,713)	17.20
RSU MSPs outstanding at end of period	76,106	$22.91	151,708	$18.14	172,662	$18.64
RSU MSPs exercisable at end of period	9,599	$17.15	1,226	$32.60	1,797	$18.63

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2012, 2011, and 2010 was $1.8 million, $0.5 million and $0.6 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2012, 2011, and 2010 was $0.8 million, $0.6 million and $0.4 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding and exercisable as of December 31, 2012 was $1.3 million and $0.2 million, respectively.

The following table summarizes information about RSU MSPs outstanding at December 31, 2012:

	RSU MSPs Outstanding			RSU MSPs Vested
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
$14.89 - 16.99	8,373	0.0	$14.89	8,373	14.89
17.00 - 25.99	35,699	1.7	21.67	0	—
26.00 - 32.60	32,034	1.1	26.38	1,226	32.60
$14.89 - $32.60	76,106	1.3	$22.91	9,599	17.15

(12)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2012, 2011 and 2010, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2012, 2011 and 2010, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues.

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

During 2012, we made $1.6 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our non-qualified supplemental plan. In 2013, we expect to make cash contributions of approximately $1.7 million to our qualified plan and payments of $0.4 million for our non-qualified plan. Contributions to the qualified plan may differ based on a re-assessment of this plan’s funded status during 2013 based on separate IRS cash funding calculations. Global capital market and interest rate fluctuations will also impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense for the benefit plans are as follows (In thousands):

	Year Ended December 31,
	2012	2011	2010
Components of net benefit expense:
Service cost-benefits earned (1)	$—	$430	$400
Interest cost on benefits obligation	2,054	2,161	2,137
Expected return on assets	(2,126)	(2,438)	(2,026)
Net pension costs and return	(72)	153	511
Net loss amortization	631	341	294
Total amortization items	631	341	294
Net periodic cost of defined benefits plans	558	494	805
Cost of 401(k) plan company contributions	4,252	3,707	3,524
Net benefit expense	$4,810	$4,201	$4,329

(1)	Plan administration charges

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2012	2011	2010
Net periodic benefit cost:
Discount rate – qualified plan	4.50%	5.50%	6.00%
Discount rate – nonqualified plan	4.25%	5.25%	5.75%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A
Benefit obligations:
Discount rate – qualified plan	3.85%	4.50%	5.50%
Discount rate – nonqualified plan	3.35%	4.25%	5.25%
Rate of compensation increase – nonqualified plan	N/A	N/A	N/A
Rate of compensation increase – qualified plan	N/A	N/A	N/A

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year-end 2012 benefit obligations, we utilized 3.85% as our discount rate for our qualified plan and 3.35% as a discount rate for our nonqualified plan on a weighted average basis given the level of yield on high-quality corporate bond interest rates at fiscal year-end 2012. The effect of the discount rate change raised our projected benefit obligation at December 31, 2012 by approximately $4.6 million and will have an insignificant impact on our 2013 pension expense.

In selecting the expected long-term rate of return on assets for the qualified plan, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans. In 2011 we changed our asset composition to more fixed income investments. As such, the expected long-term rate of return on assets declined from 8.00% for determining 2011 expense to 7.00% for determining 2012 expense.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2012 and December 31, 2011 are as follows (In thousands):

	December 31,
	2012	2011
Change in projected benefit obligation:
Balance at beginning of year	$46,776	$40,330
Service cost	—	430
Interest cost	2,054	2,161
Actuarial loss	5,686	5,529
Benefits paid	(1,859)	(1,654)
Administrative expenses	—	(20)
Balance at end of year	$52,657	$46,776
Change in fair value of plan assets:
Balance at beginning of year	$30,170	$29,258
Actual return on assets	3,254	(659)
Benefits paid	(1,859)	(1,654)
Administrative expenses	—	(20)
Employer contributions	1,995	3,245
Fair value of plan assets at end of year	$33,560	$30,170
Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(19,097)	$(16,606)
Pension plan accumulated benefit obligation (“ABO”)	$46,728	$41,321
Supplemental pension plan ABO	5,929	5,455
Aggregate ABO	$52,657	$46,776

The following information is presented as of December 31, 2012 and 2011 (In thousands):

	2012	2011
Funded status, end of year:
Fair value of plan assets	$33,560	$30,170
Benefit obligations	52,657	46,776
Net Pension Liability	$86,217	$76,946
Pension Liability recognized in the balance sheet consists of:
Noncurrent asset	$0	$0
Noncurrent liability	(19,097)	(16,606)
Total	(19,097)	(16,606)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$25,209	$21,282
Prior service cost	0	0
Total	25,209	21,282
Estimated pension expense to be recognized in other comprehensive income (loss) in 2013 consists of:
Amortization of net losses	765
Prior service cost	0
Total	$765

At December 31, 2012, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (In thousands):

	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$1,886	$1,968	$2,093	$2,222	$2,372	$13,691

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, utilizing the fair value hierarchy are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Total	Level 1	Total	Level 1
Cash Equivalents:
Money Market Funds	2,216	2,216	3,487	3,487
Mutual Funds:
Bond Funds	18,385	18,385	16,228	16,228
Large Cap Funds	4,966	4,966	4,190	4,190
International Funds	4,430	4,430	3,350	3,350
Small Cap Funds	1,805	1,805	1,448	1,448
Blended Funds	1,028	1,028	869	869
Mid Cap Funds	730	730	598	598
Total Fair Value	$33,560	$33,560	$30,170	$30,170

The Company’s pension plan assets are measured at fair value. For pension assets, fair value is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets.

All assets as of December 31, 2012 and 2011 are classified as Level 1 and are comprised of mutual funds held and are traded on the open market where quoted prices are determinable and available daily. The investments are valued using a market approach based on prices obtained from the primary or secondary exchanges on which they are traded.

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

Accounting—Indemnity and Defense Cost Liabilities and Assets

During 2010, as a result of Leslie’s Bankruptcy Filing and Reorganization Plan, we accrued liabilities based on the terms of the Reorganization Plan. As of December 31, 2010, we therefore recorded net Leslie asbestos and bankruptcy liabilities for resolution of pending and future claims of $79.8 million (all classified as a current liability). As of December 31, 2011, the net liability decreased by $78.8 million with the funding of the Trust on April 28, 2011 and settlement of outstanding insurance recoveries as well as claim indemnity and defense cost liabilities. The remaining $1.0 million balance was paid during April 2012. A summary of Leslie’s accrued liabilities, including contributions to the Trust under the Reorganization Plan for existing and future asbestos claims as well as incurred but unpaid asbestos defense cost liabilities and the related insurance recoveries, is provided below.

	As of December 31
In Thousands	2012	2011	2010
Existing claim indemnity liability	$—	$—	$64
Amounts payable to 524(g) trust	—	1,000	77,625
Incurred defense cost liability	—	—	2,142
Insurance recoveries receivable	—	—	(38)
Net Leslie asbestos and bankruptcy liability	$—	$1,000	$79,793

Experience and Financial Statement Impact

The following table provides information regarding Leslie’s pre-tax asbestos and bankruptcy related costs (recoveries) for the years ended December 31, 2012, 2011, and 2010. There were no ongoing costs associated with Leslie’s asbestos litigation for the twelve months ended December 31, 2012. The $0.7 million of net charges in 2011 is the result of additional bankruptcy related costs incurred, partially offset by lower actual defense related expenses than previously anticipated.

	For the Year Ended December 31
(In Thousands)	2012	2011	2010
Indemnity costs accrued (filed cases)	$—	$—	$2,496
Adverse verdict interest costs (verdict appealed)	—	—	(2,390)
Defense cost incurred	—	(306)	7,501
Insurance recoveries adjustment	—	—	(3,652)
Insurance recoveries accrued	—	—	(2,627)
Bankruptcy related costs	—	982	31,447
Net pre-tax Leslie asbestos and bankruptcy expense	$—	$676	$32,775

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

Other Litigation
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and expect the actual hearings to occur in the third quarter of 2013 at the earliest. In the third quarter of 2012 we also commenced arbitration proceedings against the individuals from whom we purchased Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $55.1 million at December 31, 2012. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2012.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2012 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$41,087
Greater than 12 months	13,974
Total	$55,061

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $7.8 million, $7.7 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities were as follows at December 31, 2012 (In thousands):

	2013	2014	2015	2016	2017	Thereafter
Minimum lease commitments	$6,848	$5,843	$5,464	$2,901	$2,743	$4,814

Commercial Contract Commitment

As of December 31, 2012, we had approximately $85.1 million of commercial contract commitments related to open purchase orders. In addition, we had $4.8 million of commitments associated primarily with certain loan and employee agreements.

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

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2012.

We record provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liabilities are included in accrued expenses and other current liabilities on our consolidated balance sheets.

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2012 and 2011 (In thousands):

	December 31,
	2012	2011
Balance beginning December 31	$3,104	$2,508
Provisions	3,395	3,367
Claims settled	(3,197)	(2,907)
Acquired Reserves/Other	—	163
Currency translation adjustment	20	(27)
Balance ending December 31	$3,322	$3,104

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

Foreign Currency Contracts

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

As of December 31, 2012, we had twelve forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/GBP	1	300	U.S. Dollars
Euro/GBP	1	99	Euros
Canadian Dollar/Euro	1	7,236	Canadian Dollars
U.S. Dollar/Euro	4	24,975	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to six forward contracts as of December 31, 2011. The fair value asset of the derivative forward contracts as of December 31, 2012 was approximately $0.5 million and is included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value asset of $0.1 million that was included in accrued expenses and other current liabilities on our balance sheet as of December 31, 2011. The unrealized foreign exchange gains (losses) for the year ended December 31, 2012, 2011 and 2010 are less than $0.5 million for each year and are included in other (income) expense in our consolidated statements of income.

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

(17)    Segment Information

We have organized our business segment reporting structure into three segments: Energy, Aerospace, and Flow Technologies. The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2012
Net revenues	$429,341	$141,092	$275,119	$0	$845,552
Inter-segment revenues	1,789	94	725	(2,608)	0
Operating income (loss)	44,183	(2,091)	34,378	(29,939)	46,531
Interest income					(269)
Interest expense					4,528
Other expense, net					513
Income before income taxes					41,759
Identifiable assets	$393,568	$180,455	$208,070	$(72,112)	$709,981
Capital expenditures	3,217	3,107	9,911	1,935	18,170
Depreciation and amortization	7,238	4,844	5,843	1,403	19,328
Year Ended December 31, 2011
Net revenues	394,693	136,838	290,818	0	822,349
Inter-segment revenues	1,231	10	466	(1,707)	0
Operating income (loss)	27,433	12,674	37,586	(21,395)	56,298
Interest income					(265)
Interest expense					4,195
Other expense, net					2,172
Income before income taxes					50,196
Identifiable assets	382,123	189,484	192,010	(41,094)	722,523
Capital expenditures	7,056	4,809	4,343	1,693	17,901
Depreciation and amortization	7,636	4,972	5,927	901	19,436
Year Ended December 31, 2010
Net revenues	$305,870	$118,866	$261,174	$0	$685,910
Inter-segment revenues	796	86	154	(1,036)	0
Operating income (loss)	23,441	15,402	(932)	(22,925)	14,986
Interest income					(244)
Interest expense					2,760
Other income, net					(39)
Income before income taxes					12,509
Identifiable assets	288,454	186,799	179,346	(38,404)	616,195
Capital expenditures	5,747	4,751	2,650	1,765	14,913
Depreciation and amortization	6,575	4,549	5,841	411	17,376

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate Adjustments for Identifiable Assets for the years ended December 31, 2012, 2011 and 2010. Corporate Identifiable Assets after elimination of intercompany assets were $39.9 million , $44.1 million , and $33.8 million as of December 31, 2012, 2011and 2010, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (In thousands)	2012	2011	2010
United States	$424,200	$385,205	$310,172
Canada	49,860	49,114	31,989
United Kingdom	48,303	51,472	39,035
South Korea	37,786	28,076	1,790
France	37,533	34,449	32,545
Germany	32,210	58,048	72,039
United Arab Emirates	30,545	39,874	47,091
Brazil	22,687	15,494	3,231
Netherlands	18,754	35,402	13,300
Other	143,674	125,215	134,718
Total net revenues	$845,552	$822,349	$685,910

	December 31,
Long-lived assets by geographic area (In thousands)	2012	2011
United States	60,126	68,375
United Kingdom	32,636	33,513
France	15,592	16,530
Germany	10,573	8,845
China	9,775	10,474
Italy	6,598	6,995
Brazil	5,406	9,955
India	4,768	2,574
Other	5,586	5,615
Total long-lived assets	$151,060	$162,876

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Net revenues	$214,280	$219,862	$209,804	$201,606
Gross profit	58,612	63,816	58,695	60,420
Net income	8,585	11,136	1,869	9,209
Earnings (loss) per common share:
Basic	$0.50	$0.64	$0.11	$0.53
Diluted	0.49	0.64	0.11	0.53
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$42.24	$34.02	$38.98	$39.59
Low	31.82	28.88	29.26	33.26
Year Ended December 31, 2011
Net revenues	$203,370	$191,908	$209,961	$217,110
Gross profit	56,228	54,606	55,187	59,374
Net income (loss)	7,906	7,497	10,947	10,284
Earnings (loss) per common share:
Basic	$0.46	$0.43	$0.63	$0.60
Diluted	0.45	0.43	0.63	0.59
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$47.15	$47.20	$44.51	$37.19
Low	36.94	37.86	26.17	27.66

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In thousands)
Year ended
December 31, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,127	$667	$28	$(116)	$1,706
Year ended
December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$822	$452	$(18)	$(129)	$1,127
Year ended
December 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$1,992	$(643)	$(97)	$(430)	$822

(1)	Uncollectible accounts written off, net of recoveries.