Form 10-Q
period 2013-03-31
CIRCOR INTERNATIONAL INC
filed 2013-05-02
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
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
As of April 22, 2013, there were 17,560,361 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,633	$61,738
Short-term investments	99	101
Trade accounts receivable, less allowance for doubtful accounts of $1,683 and $1,706, respectively	150,849	150,825
Inventories	201,618	198,005
Prepaid expenses and other current assets	17,647	16,510
Deferred income tax asset	15,365	15,505
Assets held for sale	542	542
Total Current Assets	443,753	443,226
PROPERTY, PLANT AND EQUIPMENT, NET	104,756	105,903
OTHER ASSETS:
Goodwill	76,535	77,428
Intangibles, net	42,954	45,157
Deferred income tax asset	28,563	30,064
Other assets	7,549	8,203
TOTAL ASSETS	$704,110	$709,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,756	$80,361
Accrued expenses and other current liabilities	58,683	67,235
Accrued compensation and benefits	22,732	26,540
Income taxes payable	982	393
Notes payable and current portion of long-term debt	8,000	7,755
Total Current Liabilities	181,153	182,284
LONG-TERM DEBT, NET OF CURRENT PORTION	58,546	62,729
DEFERRED INCOME TAXES	9,956	10,744
OTHER NON-CURRENT LIABILITIES	35,636	35,977
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,549,210 and 17,445,687 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	175	174
Additional paid-in capital	264,719	262,744
Retained earnings	165,750	158,509
Accumulated other comprehensive loss, net of taxes	(11,825)	(3,180)
Total Shareholders’ Equity	418,819	418,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$704,110	$709,981
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net revenues	$205,398	$214,280
Cost of revenues	145,549	155,668
GROSS PROFIT	59,849	58,612
Selling, general and administrative expenses	45,571	44,912
Special charges	1,378	—
OPERATING INCOME	12,900	13,700
Other (income) expense:
Interest income	(43)	(83)
Interest expense	830	1,164
Other expense (income), net	612	138
TOTAL OTHER EXPENSE	1,399	1,219
INCOME BEFORE INCOME TAXES	11,501	12,481
Provision for income taxes	3,592	3,896
NET INCOME	$7,908	$8,585
Earnings per common share:
Basic	$0.45	$0.50
Diluted	$0.45	$0.49
Weighted average number of common shares outstanding:
Basic	17,511	17,315
Diluted	17,529	17,390
Dividends paid per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$7,908	$8,585
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,644)	5,680
Other comprehensive income (loss)	(8,644)	5,680
COMPREHENSIVE INCOME (LOSS)	$(736)	$14,265
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
OPERATING ACTIVITIES
Net income	$7,908	$8,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,009	4,008
Amortization	758	964
Compensation expense of share-based plans	1,028	1,195
Tax effect of share-based compensation	(285)	479
(Gain) loss on property, plant and equipment	(66)	2
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(2,455)	3,539
Inventories	(6,461)	(2,179)
Prepaid expenses and other assets	(827)	(5,549)
Accounts payable, accrued expenses and other liabilities	2,198	(14,011)
Net cash provided by (used in) operating activities	5,807	(2,967)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,707)	(4,122)
Proceeds from the sale of property, plant and equipment	75	15
Net cash used in investing activities	(4,632)	(4,107)
FINANCING ACTIVITIES
Proceeds from long-term debt	33,598	41,123
Payments of long-term debt	(37,655)	(47,806)
Dividends paid	(670)	(666)
Proceeds from the exercise of stock options	1,368	73
Tax effect of share-based compensation	285	(479)
Net cash used in financing activities	(3,074)	(7,755)
Effect of exchange rate changes on cash and cash equivalents	(2,207)	1,265
DECREASE IN CASH AND CASH EQUIVALENTS	(4,105)	(13,564)
Cash and cash equivalents at beginning of period	61,738	54,855
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,633	$41,291
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$1,462	$4,839
Interest	$382	$1,039
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited financial statements. Certain information and note disclosures normally included in the annual audited financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2012 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2012 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2) Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three months ended March 31, 2013 or the three months ended April 1, 2012 and therefore no additional AOCI disclosure is presented in our 2013 10Q filing.

There were no additional new accounting pronouncements adopted during the three months ended March 31, 2013 that had a material impact on our financial statements.

Subsequent Events - The Company evaluated subsequent events through the time of issuance of these financial statements. On April 9, 2013, Scott A. Buckhout was appointed as our new President and Chief Executive Officer and was granted a Stock Option Inducement Award ("Inducement Award"). The number of shares subject to the Inducement Award is 200,000 at an exercise price of $41.17 per share subject to certain performance conditions. See additional information in our Form 8-K filed on April 15, 2013.

(3) Share-Based Compensation

As of March 31, 2013, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events).

New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three years to six years. Vested restricted stock units will be settled in shares of our common stock. As of March 31, 2013, there were 97,024 stock options and 312,293 restricted stock units outstanding. In addition, there were 384,009 shares available for grant under the 1999 Stock Plan as of March 31, 2013. As of March 31, 2013, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. In the first three months of 2013, we granted 0 stock options.

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from three years to six years. During the three months ended March 31, 2013 and April 1, 2012, we granted 109,468 and 121,725 RSU Awards with approximate fair values of $42.12 and $33.58 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 28,463 and 34,534 RSUs with per unit discount amounts representing fair values of $13.90 and $10.81 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended March 31, 2013 and April 1, 2012, respectively.

Compensation expense related to our share-based plans for the three month periods ended March 31, 2013, and April 1, 2012 was $1.2 million and $1.4 million, respectively, and was recorded as selling, general and administrative expense. As of March 31, 2013, there was $8.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

The weighted average contractual term for stock options outstanding and options exercisable as of March 31, 2013 was 7.3 years and 5.7 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 was $0.7 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of March 31, 2013 was $1.0 million and $0.5 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended March 31, 2013 was $2.5 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of March 31, 2013 was $9.7 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended March 31, 2013 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of March 31, 2013 was $1.4 million and $0.0 million respectively.

(4) Inventories
Inventories consist of the following (In thousands):

	March 31, 2013	December 31, 2012
Raw materials	$62,774	$63,104
Work in process	91,275	86,564
Finished goods	47,569	48,337
	$201,618	$198,005

(5) Goodwill and Intangible Assets
The following table shows goodwill, by segment, as of March 31, 2013 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2012	$51,526	$22,121	$3,781	$77,428
Currency translation adjustments	(829)	(53)	(11)	(893)
Goodwill as of March 31, 2013	$50,697	$22,068	$3,770	$76,535
The table below presents gross intangible assets and the related accumulated amortization as of March 31, 2013 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,068	$(5,639)
Non-amortized intangibles (primarily trademarks and trade names)	22,999	—
Customer relationships	32,997	(16,424)
Backlog	1,084	(1,084)
Other	7,191	(4,238)
Total	$70,339	$(27,385)
Net carrying value of intangible assets	$42,954
The table below presents estimated remaining amortization expense for intangible assets recorded as of March 31, 2013 (In thousands):

	2013	2014	2015	2016	2017	After 2017
Estimated amortization expense	$2,246	$2,963	$2,942	$2,655	$2,518	$6,631

(6) Segment Information
The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate / Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Net revenues	$96,722	$37,326	$71,350	$—	$205,398
Inter-segment revenues	364	5	230	(599)	—
Operating income (loss)	10,137	394	8,957	(6,588)	12,900
Interest income					(43)
Interest expense					830
Other expense, net					612
Income before income taxes					$11,501
Identifiable assets	396,339	179,306	210,860	(82,396)	704,110
Capital expenditures	1,851	1,489	1,273	94	4,707
Depreciation and amortization	1,636	1,216	1,535	380	4,767

Three Months Ended April 1, 2012
Net revenues	$109,264	$38,085	$66,931	$—	$214,280
Inter-segment revenues	396	26	192	(614)	—
Operating income (loss)	8,928	4,124	7,587	(6,939)	13,700
Interest income					(83)
Interest expense					1,164
Other expense, net					138
Income before income taxes					$12,481
Identifiable assets	379,950	195,823	193,468	(48,708)	720,533
Capital expenditures	730	882	2,330	180	4,122
Depreciation and amortization	1,987	1,249	1,431	305	4,972

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note (1) of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended March 31, 2013 and April 1, 2012. Corporate Identifiable Assets after elimination of intercompany assets were $42.0 million and $42.5 million as of March 31, 2013 and April 1, 2012, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	March 31, 2013			April 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$7,908	17,511	$0.45	$8,585	17,315	$0.50
Dilutive securities, common stock options	—	18	0.00	—	75	(0.01)
Diluted EPS	$7,908	17,529	$0.45	$8,585	17,390	$0.49

There were 308,060 and 202,513 anti-dilutive stock options and RSUs for the three months ended March 31, 2013 and April 1, 2012, respectively.

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

As of March 31, 2013, we had thirteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
Euro/GBP	1	300	Euros
Canadian Dollar/Euro	2	4,512	Canadian Dollars
U.S. Dollar/Euro	5	22,200	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value liability of the derivative forward contracts as of March 31, 2013 was approximately $0.5 million and was included in accrued and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. The unrealized foreign exchange gain (loss) for the three month periods ended March 31, 2013 and April 1, 2012 was less than $1.0 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statement of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of March 31, 2013.

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

The following table sets forth information related to our product warranty reserves for the three months ended March 31, 2013 (In thousands):

Balance beginning December 31, 2012	$3,322
Provisions	339
Claims settled	(521)
Currency translation adjustment	$(62)
Balance ending March 31, 2013	$3,078

(10) Contingencies and Commitments
Asbestos-related product liability claims continue to be filed against two of our subsidiaries-Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Circor Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.
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

Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $50.3 million at March 31, 2013. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from March 31, 2013.
The following table contains information related to standby letters of credit instruments outstanding as of March 31, 2013 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$39,376
Greater than 12 months	10,934
Total	$50,310

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
During the three months ended March 31, 2013, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Service cost-benefits earned	$—	$52
Interest cost on benefits obligation	491	513
Estimated return on assets	(591)	(531)
Prior service cost amortization	—	—
Loss amortization	189	158
Net periodic cost of defined pension benefit plans	$89	$192

(12) Income Taxes
As required by the Income Tax Topic of the ASC, at March 31, 2013 and at December 31, 2012, we had $2.1 million and $2.0 million of unrecognized tax benefits, respectively, of which $1.3 million and $1.1 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, we have approximately $1.0 million of accrued interest related to uncertain tax positions.
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

(13) Special Charges
During the three months ended March 31, 2013 we incurred $1.4 million in special charges associated with repositioning actions in the Energy, Aerospace and Flow Technologies segments. These actions include consolidating facilities, shifting expenses to lower cost regions and exiting some non-strategic product lines. During the three months ended April 1, 2012 we did not record any special charges. The following table summarizes our special charges by expense type and business segment (in thousands):

	As of and for the three months ended March 31, 2013
	Energy	Aerospace	Flow Technologies	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	$356	$539	$24	919
Employee-related expenses	9	387	63	459
Total special charges	$365	$926	$87	1,378
Special charges paid				2,107
Accrued special charges as of March 31, 2013				$71

During the three months ended March 31, 2013, facility and professional fee related expenses included write-downs of fixed assets and other equipment. Also in connection with repositioning special charges noted above, we recorded $0.3 million of repositioning related Brazil inventory obsolescence charges which were accounted for as a cost of revenue.
We expect to incur additional special charges between $4.2 million and $4.8 million during the second quarter of 2013 (between $1.5 million and $1.8 million for the Energy segment, between $2.6 million and $2.9 million for the Aerospace segment, and $0.1 million for the Flow Technologies segment) to complete these repositioning actions. These repositioning activities are expected to be funded with cash generated from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers' performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2012, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note (2) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three months ended March 31, 2013 or the three months ended April 1, 2012 and therefore no additional AOCI disclosure is presented in our 2013 10Q filing.

Revenue Recognition
Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post-delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. We have limited long-term arrangements, representing less than 2% of our revenue, requiring delivery of products or services over extended periods of time and revenue and profits on certain of these arrangements are recognized in accordance with the percentage of completion method of accounting. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues

Allowance for Inventory
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

Our net inventory balance was $201.6 million as of March 31, 2013, compared to $198.0 million as of December 31, 2012. Our inventory allowance as of March 31, 2013 was $23.6 million, compared with $22.3 million as of December 31, 2012. Our provision for inventory obsolescence was $1.0 million and $1.1 million for the first three months of 2013 and 2012, respectively.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of March 31, 2013, and December 31, 2012 were $8.2 million and $8.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of March 31, 2013 decreased $0.9 million to $76.5 million compared to $77.4 million as of December 31, 2012 due to foreign currency fluctuations. There were no indicators of impairment as of March 31, 2013.

Income Taxes
For 2013, we expect an effective income tax rate of approximately 30.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $14.1 million at March 31, 2013 and $13.5 million at December 31, 2012 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The effective tax rate was 31.2% for the quarter ended March 31, 2013 compared to 31.2% for the same period of 2012.

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

During the three months ended March 31, 2013, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. For the remainder of 2013, we expect to make voluntary cash contributions of approximately $1.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended April 1, 2012

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		April 1, 2012		% Change
	(Dollars in thousands)
Net revenues	$205,398	100.0%	$214,280	100.0%	(4.1)%
Cost of revenues	145,549	70.9%	155,668	72.6%	(6.5)%
Gross profit	59,849	29.1%	58,612	27.4%	2.1%
Selling, general and administrative expenses	45,571	22.2%	44,912	21.0%	1.5%
Special charges	1,378	0.7%	—	0.0%	N/A
Operating income	12,900	6.3%	13,700	6.4%	(5.8)%
Other expense:
Interest expense, net	787	0.4%	1,081	0.5%	(27.2)%
Other expense, net	612	0.3%	138	0.1%	343.5%
Total other expense	1,399	0.7%	1,219	0.6%	14.8%
Income before income taxes	11,501	5.6%	12,481	5.8%	(7.9)%
Provision for income taxes	3,592	1.7%	3,896	1.8%	(7.8)%
Net income	$7,908	3.9%	$8,585	4.0%	(7.9)%

Net Revenues
Net revenues for the three months ended March 31, 2013 decreased by $8.9 million, or 4%, to $205.4 million from $214.3 million for the three months ended April 1, 2012. The change in net revenues for the three months ended March 31, 2013 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	March 31, 2013	April 1, 2012
	(In thousands)
Energy	$96,722	$109,264	$(12,542)	$(11,500)	$(1,042)
Aerospace	37,326	38,085	(759)	(625)	(134)
Flow Technologies	71,350	66,931	4,419	4,937	(518)
Total	$205,398	$214,280	$(8,882)	$(7,188)	$(1,694)

The Energy segment accounted for 47% of net revenues for the three months ended March 31, 2013 compared to 51% for the three months ended April 1, 2012. The Aerospace segment accounted for 18% of net revenues for the three months ended March 31, 2013 compared to 18% for the three months ended April 1, 2012. The Flow Technologies segment accounted for 35% of net revenues for the three months ended March 31, 2013 compared to 31% for the three months ended April 1, 2012.

Energy segment revenues decreased by $12.5 million, or 11%, for the three months ended March 31, 2013 compared to the three months ended April 1, 2012. The decrease was primarily driven by $11.5 million of organic declines across most markets including short-cycle North American market and large international project shipments. In addition, this year over year decrease was impacted by unfavorable foreign currency fluctuations of $1.0 million. Energy segment orders decreased $25.5 million to $110.1 million for the three months ended March 31, 2013 compared to $135.6 million for the same period in 2012 primarily due to lower North American short-cycle orders as a result of lower rig counts as well as lower orders for large international projects. Backlog for our Energy segment has increased $22.6 million to $217.8 million as of March 31, 2013 compared to $195.2 million as of April 1, 2012 primarily due to higher order levels within our large international project business which typically have significant leadtimes.

Aerospace segment revenues decreased by $0.8 million, or 2%, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was due to organic declines of $0.6 million primarily landing gear. Orders for this segment increased $2.0 million to $42.2 million for the three months ended March 31, 2013 compared to $40.2 million for the same period in 2012 primarily due to an increase in landing gear orders. Order backlog increased $1.6 million to $162.7 million as of March 31, 2013 compared to $161.1 million as of April 1, 2012 primarily due to new program growth, partially offset by lower landing gear overhaul backlog as we exit this part of the business as part of our repositioning activities.

Flow Technologies segment revenues increased by $4.4 million, or 7%, for the three months ended March 31, 2013 compared to the same period in 2012. The revenue increase was due to net organic increases of $4.9 million primarily within our power generation and instrumentation businesses, offset by unfavorable foreign currency fluctuations of $0.5 million. This segment’s customer orders increased $1.6 million to $74.5 million for the three months ended March 31, 2013 compared to $72.9 million for the same period in 2012. Power generation and instrumentation businesses were the primary drivers of the order increases offsetting lower HVAC orders. Order backlog increased $0.8 million to $76.8 million as of March 31, 2013 compared to $76.0 million as of April 1, 2012, driven by lower LED equipment and navy backlog, partially offset by increases in our sampling systems businesses.

Gross Profit
Consolidated gross profit increased $1.2 million, or 2%, to $59.8 million for the three months ended March 31, 2013 compared to $58.6 million for the three months ended April 1, 2012. Consolidated gross margin increased 170 basis points to 29.1% for the three months ended March 31, 2013 from 27.4% for the three months ended April 1, 2012.

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory Repositioning
Segment	March 31, 2013	April 1, 2012
	(In thousands)
Energy	$26,575	$24,330	$2,245	$2,666	$(172)	$(249)
Aerospace	9,082	12,032	(2,950)	(2,895)	(55)	—
Flow Technologies	24,192	22,250	1,942	2,168	(226)	—
Total	$59,849	$58,612	$1,237	$1,939	$(453)	$(249)

Gross profit for the Energy segment increased $2.2 million, or 9%, for the three months ended March 31, 2013 compared to the same period in 2012. The gross profit increase was primarily due to $2.4 million of net organic increases, partially offset by $0.1 million in unfavorable foreign currency fluctuations. Gross margins improved 520 basis points to 27.5% for the three months ended March 31, 2013 compared to 22.3% for the same period in 2012. This increase was primarily driven by improved pricing within our large international project business, lower manufacturing variances, and Brazil repositioning benefits, partially offset by lower shipment volume and associated leverage.

Gross profit for the Aerospace segment decreased $3.0 million, or 25%, for the three months ended March 31, 2013 compared to the three months ended April 1, 2012. This gross profit decrease was primarily due to organic decreases of $2.9 million and unfavorable foreign currency fluctuations of $0.1 million. Gross margins declined by 730 basis points to 24.3% for the three months ended March 31, 2013 from 31.6% for the three months ended April 1, 2012 primarily due to investments and start-up costs for new programs, unfavorable product mix, lower volume and associated leverage, as well as $0.9 million repositioning related charges.

Gross profit for the Flow Technologies segment increased $1.9 million, or 9%, for the three months ended March 31, 2013 compared to the three months ended April 1, 2012. The gross profit increase was primarily due to $2.2 million of net organic increases, partially offset by $0.2 million in unfavorable foreign currency fluctuations. Gross margins improved 70 basis points to 33.9% for the three months ended March 31, 2013 from 33.2% for the three months ended April 1, 2012 primarily due to improved volume and associated leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.7 million, or 1%, to $45.6 million for the three months ended March 31, 2013 compared to $44.9 million for the three months ended April 1, 2012. Selling, general and administrative expenses as a percentage of revenues increased 120 basis points to 22.2% for the three months ended March 31, 2013 compared to 21.0% for the three months ended April 1, 2012.

Selling, general and administrative expenses for the Energy segment increased 4%, or $0.7 million, for the three months ended March 31, 2013 compared to the same period in 2012. Organic net increases, inclusive of administration and selling resource related expenses, accounted for a $0.9 million increase which were partially offset by unfavorable foreign currency fluctuations of $0.2 million.

Selling, general and administrative expenses for the Aerospace segment decreased 2%, or $0.1 million, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease is primarily attributed to net organic decreases of $0.1 million.

Selling, general and administrative expenses for the Flow Technologies segment increased 3%, or $0.5 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to net organic increases of $0.6 million from higher administrative costs and selling expenses, partially offset by unfavorable foreign currency fluctuations of $0.1 million.

Corporate, general and administrative expenses decreased $0.4 million to $6.6 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower professional fees.

Special Charges
Special charges of $0.4 million, $0.9 million, and $0.1 million were recorded during the three months ended March 31, 2013 in our Energy, Aerospace and Flow Technologies segments, respectively. We did not record any special charges during the three months ended April 1, 2012. For additional information on the special charges, see Note 13 of the accompanying unaudited consolidated financial statements.
Operating Income (Loss)
The change in operating income for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Special and Repositioning (1)
Segment	March 31, 2013	April 1, 2012
	(In thousands)
Energy	$10,137	$8,928	$1,209	$1,779	$44	$(614)
Aerospace	394	4,124	(3,730)	(2,767)	(37)	(926)
Flow Technologies	8,957	7,587	1,370	1,587	(130)	(87)
Corporate	(6,588)	(6,939)	351	359	(8)
Total	$12,900	$13,700	$(800)	$958	$(131)	$(1,627)
(1) Includes inventory and special charges associated with repositioning activities - see table below

The repositioning related charges for the three months ended March 31, 2013 were as follows:

	Three Months Ended	Inventory Repositioning	Special Charges
Segment	March 31, 2013
	(In thousands)
Energy	$615	$249	$366
Aerospace	926		926
Flow Technologies	86		86
Total	$1,627	$249	$1,378

Operating income decreased 6%, or $0.8 million, to $12.9 million for the three months ended March 31, 2013 compared to $13.7 million for the same period in 2012.

Operating income for our Energy segment increased $1.2 million, or 14%, to $10.1 million for the three months ended March 31, 2013, compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $1.1 million. Operating margins improved 230 basis points to 10.5% on a revenue decrease of 11%, compared to the same period in 2012 due primarily to improved pricing with respect to large international projects, partially offset by lower volume and associated leverage and organic increases in selling, general and administrative expenses and repositioning related charges at our Brazil operations.

Operating income for the Aerospace segment decreased $3.7 million, or 90%, to $0.4 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in operating income was primarily driven by net organic decreases of $3.7 million. Operating margins declined 970 basis points to 1.1% compared to the same period in 2012 due primarily to investments and start-up costs for new programs, unfavorable product mix, lower volume and associated leverage, as well as $0.9 million repositioning related charges.

Operating income for the Flow Technologies segment increased $1.4 million, or 18%, to $9.0 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $1.5 million. Operating margins improved by 130 basis points to 12.6% compared to the same period in 2012 primarily due to higher volume and associated leverage.

Corporate operating expenses decreased $0.4 million, or 5%, to $6.6 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to lower professional fees.

Interest Expense, Net
Interest expense, net, decreased $0.3 million to $0.8 million for the three months ended March 31, 2013 compared to the three months ended April 1, 2012. This change in interest expense was primarily due to lower outstanding debt balances.

Other Expense, Net
Other expense, net, was $0.6 million for the three months ended March 31, 2013 compared to $0.1 million in the same period of 2012. The difference of $0.5 million was largely the result of higher foreign exchange losses associated with the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 31.2% for the quarter ended March 31, 2013 compared to 31.2% for the same period of 2012.

Net Income
Net income decreased $0.7 million to $7.9 million for the quarter ended March 31, 2013 compared to $8.6 million for the same period in 2012. The decrease was primarily due to the repositioning activities that resulted in expenses of $1.6 million. These repositioning related and special charges were partially offset primarily by higher Energy and Flow Technologies segment operating income.

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

The following table summarizes our cash flow activities for the three months ended March 31, 2013 (In thousands):

Cash flow provided by (used in):
Operating activities	$5,807
Investing activities	(4,632)
Financing activities	(3,074)
Effect of exchange rates on cash and cash equivalents	(2,207)
Decrease in cash and cash equivalents	$(4,105)

During the three months ended March 31, 2013, we generated $5.8 million in operating activities compared to using $3.0 million during the same period in 2012. The higher amounts of cash provided by operating activities was primarily due to increased accounts payable balances. The $4.6 million used by investing activities primarily consists of net purchases of capital equipment. Financing activities used $3.1 million, which included a net $4.0 million reduction of borrowings. As of March 31, 2013, total debt was $66.5 million compared to $70.5 million at December 31, 2012. Total debt as a percentage of total shareholders’ equity was 15.9% as of March 31, 2013 compared to 16.9% as of December 31, 2012.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of March 31, 2013, we had borrowings of $58.0 million outstanding under our credit facility and $50.3 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on March 31, 2013 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.45:1 as of March 31, 2013 compared to 2.43:1 at December 31, 2012.
The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2012. As of March 31, 2013, cash and cash equivalents totaled $57.6 million, of which approximately $45.3 million was held in foreign bank accounts. This compares to $61.7 million of cash and cash equivalents as of December 31, 2012 of which $61.7 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of March 31, 2013, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $58.0 million borrowed under our revolving credit facility as of March 31, 2013. Based upon expected levels of borrowings under our credit facility in 2013, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

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

As of March 31, 2013, we had thirteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount
Euro/GBP	1	300	Euros
Canadian Dollar/Euro	2	4,512	Canadian Dollars
U.S. Dollar/Euro	5	22,200	U.S. Dollars
Brazilian Real/Euro	5	12,500	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value liability of the derivative forward contracts as of March 31, 2013 was $0.5 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. These forward contracts have expiration dates ranging from less than one month to approximately five years from March 31, 2013. The unrealized foreign exchange gain (loss) for each of the three month periods ended March 31, 2013 and April 1, 2012 are less than $0.5 million and are included in other (income) expense in our consolidated statement of income.

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

Changes in Internal Controls Over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Asbestos-related product liability claims continue to be filed against two of our subsidiaries-Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Circor Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or the financial condition, consolidated results of operations or liquidity of the Company.
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
We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at March 31, 2013 and December 31, 2012. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.		Description and Location
10.1§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc.and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013.

10.2§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc.and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013.

10.3§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between CIRCOR International, Inc.and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013.

10.4§
Severance Agreement, dated as of April 9, 2013, between CIRCOR International, Inc.and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013.

10.5§
Executive Change of Control Agreement, dated as of April 9, 2013, between CIRCOR International, Inc.and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013.

10.6§
Third Amendment to Executive Change of Control Agreement, dated as of November 4, 2010, between CIRCOR, Inc. and Alan J. Glass, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 2, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012
	(ii)	Consolidated Statements of Income for the three months ended March 31, 2013 and April 1, 2012 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2013 and April 1, 2012 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
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

CIRCOR INTERNATIONAL, INC.

May 2, 2013	/s/ SCOTT A. BUCKHOUT
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

May 2, 2013	/s/ FREDERIC M. BURDITT
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

May 2, 2013	/s/ JOHN F. KOBER
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer