Form 10-Q
period 2013-06-30
CIRCOR INTERNATIONAL INC
filed 2013-08-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
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
As of July 25, 2013, there were 17,575,362 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,831	$61,738
Short-term investments	96	101
Trade accounts receivable, less allowance for doubtful accounts of $1,914 and $1,706, respectively	158,286	150,825
Inventories	199,764	198,005
Prepaid expenses and other current assets	17,661	16,510
Deferred income tax asset	15,431	15,505
Current income tax receivable	2,171	—
Assets held for sale	542	542
Total Current Assets	454,782	443,226
PROPERTY, PLANT AND EQUIPMENT, NET	104,477	105,903
OTHER ASSETS:
Goodwill	75,491	77,428
Intangibles, net	42,436	45,157
Deferred income tax asset	25,283	30,064
Other assets	6,957	8,203
TOTAL ASSETS	$709,426	$709,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,245	$80,361
Accrued expenses and other current liabilities	59,240	67,235
Accrued compensation and benefits	25,596	26,540
Income taxes payable	3,996	393
Notes payable and current portion of long-term debt	7,206	7,755
Total Current Liabilities	180,283	182,284
LONG-TERM DEBT, NET OF CURRENT PORTION	52,345	62,729
DEFERRED INCOME TAXES	9,797	10,744
OTHER NON-CURRENT LIABILITIES	34,850	35,977
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,575,362 and 17,445,687 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	176	174
Additional paid-in capital	265,940	262,744
Retained earnings	177,748	158,509
Accumulated other comprehensive loss, net of taxes	(11,713)	(3,180)
Total Shareholders’ Equity	432,151	418,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,426	$709,981
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenues	$223,644	$219,862	$429,042	$434,142
Cost of revenues	153,538	156,046	299,086	311,714
GROSS PROFIT	70,106	63,816	129,956	122,428
Selling, general and administrative expenses	47,596	45,337	93,168	90,249
Special charges	2,254	—	3,632	—
OPERATING INCOME	20,256	18,479	33,156	32,179
Other (income) expense:
Interest income	(79)	(78)	(122)	(161)
Interest expense	917	1,095	1,747	2,259
Other expense (income), net	626	184	1,239	322
TOTAL OTHER EXPENSE	1,464	1,201	2,864	2,420
INCOME BEFORE INCOME TAXES	18,792	17,278	30,292	29,759
Provision for income taxes	6,124	6,142	9,715	10,038
NET INCOME	$12,668	$11,136	$20,577	$19,721
Earnings per common share:
Basic	$0.72	$0.64	$1.17	$1.14
Diluted	$0.72	$0.64	$1.17	$1.13
Weighted average number of common shares outstanding:
Basic	17,565	17,422	17,539	17,369
Diluted	17,607	17,451	17,569	17,421
Dividends paid per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$12,668	$11,136	$20,577	$19,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	112	(12,548)	(8,531)	(6,867)
Other comprehensive income (loss)	112	(12,548)	(8,531)	(6,867)
COMPREHENSIVE INCOME (LOSS)	$12,780	$(1,412)	$12,046	$12,854
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
OPERATING ACTIVITIES
Net income	$20,577	$19,721
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,035	7,833
Amortization	1,509	1,887
Payment for Leslie bankruptcy settlement	—	(1,000)
Compensation expense of share-based plans	2,156	2,317
Tax effect of share-based compensation	(422)	499
(Gain) loss on property, plant and equipment	(129)	133
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(9,406)	(6,312)
Inventories	(4,059)	(5,340)
Prepaid expenses and other assets	(2,412)	(1,408)
Accounts payable, accrued expenses and other liabilities	3,583	(9,559)
Net cash provided by operating activities	19,432	8,771
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,808)	(10,783)
Proceeds from the sale of property, plant and equipment	314	31
Net cash used in investing activities	(8,494)	(10,752)
FINANCING ACTIVITIES
Proceeds from long-term debt	74,255	108,943
Payments of long-term debt	(84,679)	(117,944)
Dividends paid	(1,340)	(1,331)
Proceeds from the exercise of stock options	1,498	94
Tax effect of share-based compensation	422	(499)
Net cash used in financing activities	(9,844)	(10,737)
Effect of exchange rate changes on cash and cash equivalents	(2,002)	(723)
DECREASE IN CASH AND CASH EQUIVALENTS	(907)	(13,441)
Cash and cash equivalents at beginning of period	61,738	54,855
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,831	$41,414
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$3,464	$9,673
Interest	$1,054	$1,842
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

The consolidated balance sheet at December 31, 2012 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2012 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety into net income, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three and six months ended June 30, 2013 or the three and six months ended July 1, 2012 and therefore no additional AOCI disclosure is presented in our Quarterly Report on Form 10-Q.

There were no additional new accounting pronouncements adopted during the six months ended June 30, 2013 that had a material impact on our financial statements.

Subsequent events - Early in the third quarter of 2012 we commenced arbitration proceedings against the individuals from whom we purchased SF Valves in Brazil for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011. On July 12, 2013 we reached a settlement on the SF Valves arbitration and have received a refund of a portion of the purchase price which will result in a gain of approximately $3.1 million during the third quarter of 2013.

(3) Share-Based Compensation

As of June 30, 2013, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three years to six years. Vested restricted stock units will be settled in shares of our common stock. As of June 30, 2013, there were 291,724 stock options (including the April 9, 2013 CEO stock option award noted below) and 297,606 restricted stock units outstanding. In addition, there were 377,844 shares available for grant under the 1999 Stock Plan as of June 30, 2013. As of June 30, 2013, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all stock options granted prior to 2013, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

On April 9, 2013, the Company granted stock options to purchase 200,000 shares of common stock to its newly appointed President and Chief Executive Officer, Scott A. Buckhout, at an exercise price of $41.17 per share. This option award was not granted under the Company's 1999 Stock Plan and includes both a service period and a market vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

Stock Price Target	Cumulative Vested portion of stock options (in shares)
$50.00	50,000
$60.00	100,000
$70.00	150,000
$80.00	200,000

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. This stock option award will be expensed utilizing a graded method, is subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. To the extent that the market conditions above (stock price targets) are not met, the option will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value this option award with the following assumptions: 10 year term, expected life of 5.5 years, risk-free rate of 1.2%, expected volatility of 41.2%, and fair value of $14.46 per share at grant date. No other options were granted during the first six months of 2013.

We account for Restricted Stock Unit (“RSU”) Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from three years to six years. During the six months ended June 30, 2013 and July 1, 2012, we granted 130,845 and 126,552 RSU Awards with approximate fair values of $41.96 and $33.53 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 28,463 and 34,534 RSUs with per unit discount amounts representing fair values of $13.90 and $10.81 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended June 30, 2013 and July 1, 2012, respectively.

Compensation expense related to our share-based plans for the six month periods ended June 30, 2013, and July 1, 2012 was $2.3 million and $2.2 million, respectively, and was recorded as selling, general and administrative expense. As of June 30, 2013, there was $11.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements (inclusive of the April 9, 2013 CEO option award). That cost is expected to be recognized over a weighted average period of 2.5 years.

The weighted average contractual term for stock options outstanding and options exercisable as of June 30, 2013 was 9.0 years and 6.0 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $0.8 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of June 30, 2013 was $3.6 million and $0.8 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended June 30, 2013 was $3.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of June 30, 2013 was $11.4 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended June 30, 2013 was $0.6 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of June 30, 2013 was $1.9 million and $0.0 million respectively.

(4) Inventories
Inventories consist of the following (In thousands):

	June 30, 2013	December 31, 2012
Raw materials	$57,073	$63,104
Work in process	96,404	86,564
Finished goods	46,287	48,337
	$199,764	$198,005

(5) Goodwill and Intangible Assets
The following table shows goodwill, by segment, as of June 30, 2013 (In thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2012	$51,526	$22,121	$3,781	$77,428
Currency translation adjustments	(1,691)	(23)	(223)	(1,937)
Goodwill as of June 30, 2013	$49,835	$22,098	$3,558	$75,491
The table below presents gross intangible assets and the related accumulated amortization as of June 30, 2013 (In thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,075	$(5,656)
Non-amortized intangibles (primarily trademarks and trade names)	23,093
Customer relationships	33,186	(17,098)
Backlog	1,074	(1,074)
Other	7,253	(4,417)
Total	$70,681	$(28,245)
Net carrying value of intangible assets	42,436

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 30, 2013 (In thousands):

	2013	2014	2015	2016	2017	After 2017
Estimated amortization expense	$1,506	$2,980	$2,958	$2,676	$2,541	$6,683

(6) Segment Information
The following table presents certain reportable segment information (In thousands):

	Energy	Aerospace	Flow Technologies	Corporate / Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Net revenues	$110,832	$38,177	$74,635	$—	$223,644
Inter-segment revenues	363	19	170	(552)	—
Operating income (loss)	14,477	2,073	11,044	(7,338)	20,256
Interest income					(79)
Interest expense					917
Other expense, net					626
Income before income taxes					$18,792
Identifiable assets	406,956	178,681	220,604	(96,815)	709,426
Capital expenditures	2,227	753	1,029	93	4,102
Depreciation and amortization	1,657	1,204	1,557	360	4,778

Three Months Ended July 1, 2012
Net revenues	$113,527	$35,896	$70,439	$—	$219,862
Inter-segment revenues	504	4	202	(710)	—
Operating income (loss)	12,580	3,153	9,043	(6,297)	18,479
Interest income					(78)
Interest expense					1,095
Other expense, net					184
Income before income taxes					$17,278
Identifiable assets	380,496	189,879	192,419	(50,417)	712,377
Capital expenditures	1,020	695	3,414	1,532	6,661
Depreciation and amortization	1,845	1,190	1,373	340	4,748

Six Months Ended June 30, 2013
Net revenues	$207,553	$75,504	$145,985	$—	$429,042
Inter-segment revenues	727	24	400	(1,151)	—
Operating income (loss)	24,613	2,467	20,001	(13,925)	33,156
Interest income					(122)
Interest expense					1,747
Other expense, net					1,239
Income before income taxes					$30,292
Identifiable assets	406,956	178,681	220,604	(96,815)	709,426
Capital expenditures	4,077	2,242	2,301	188	8,808
Depreciation and amortization	3,293	2,421	3,091	739	9,544

Six Months Ended July 1, 2012
Net revenues	$222,791	$73,981	$137,370	$—	$434,142
Inter-segment revenues	901	30	394	(1,325)	—
Operating income (loss)	21,508	7,277	16,630	(13,236)	32,179
Interest income					(161)
Interest expense					2,259
Other expense, net					322
Income before income taxes					$29,759
Identifiable assets	380,496	189,879	192,419	(50,417)	712,377
Capital expenditures	1,750	1,577	5,744	1,712	10,783
Depreciation and amortization	3,833	2,439	2,804	644	9,720

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended June 30, 2013 and July 1, 2012. Corporate Identifiable Assets after elimination of intercompany assets were $32.2 million and $35.6 million as of June 30, 2013 and July 1, 2012, respectively.

(7) Earnings Per Common Share (In thousands, except per share amounts):

	Three Months Ended
	June 30, 2013			July 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$12,668	17,565	$0.72	$11,136	17,422	$0.64
Dilutive securities, common stock options	—	42	0.00	—	29	0.00
Diluted EPS	$12,668	17,607	$0.72	$11,136	17,451	$0.64

	Six Months Ended
	June 30, 2013			July 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$20,577	17,539	$1.17	$19,721	17,369	$1.14
Dilutive securities, common stock options	—	30	0.00	—	52	(0.01)
Diluted EPS	$20,577	17,569	$1.17	$19,721	17,421	$1.13

There were 209,319 and 430,860 anti-dilutive stock options and RSUs for the six months ended June 30, 2013 and July 1, 2012, respectively.

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

As of June 30, 2013, we had nineteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
Canadian Dollar/Euro	2	2,755	Canadian Dollars
U.S. Dollar/Euro	8	17,942	U.S. Dollars
Brazilian Real/Euro	9	0	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value liability of the derivative forward contracts as of June 30, 2013 was approximately $0.5 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. The unrealized foreign exchange gain (loss) for the six month periods ended June 30, 2013 and July 1, 2012 was less than $1.0 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of June 30, 2013.

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

The following table sets forth information related to our product warranty reserves for the six months ended June 30, 2013 (In thousands):

Balance beginning December 31, 2012	$3,322
Provisions	1,979
Claims settled	(1,262)
Currency translation adjustment	(30)
Balance ending June 30, 2013	$4,009

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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $52.4 million at June 30, 2013. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from June 30, 2013.
The following table contains information related to standby letters of credit instruments outstanding as of June 30, 2013 (In thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$43,682
Greater than 12 months	8,714
Total	$52,396

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
During the three and six months ended June 30, 2013, we made cash contributions of $0.4 million and $0.8 million, respectively to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost-benefits earned	$—	$52	$—	$105
Interest cost on benefits obligation	491	513	982	1,027
Estimated return on assets	(591)	(531)	(1,182)	(1,063)
Prior service cost amortization	—	—	—	—
Loss amortization	189	158	378	316
Net periodic cost of defined pension benefit plans	$89	$192	$178	$385

(12) Income Taxes
As required by the Income Tax Topic of the ASC, at June 30, 2013 and at December 31, 2012, we had $2.1 million and $2.0 million of unrecognized tax benefits, respectively, of which $1.3 million and $1.1 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, we had approximately $1.0 million of accrued interest related to uncertain tax positions.
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

For 2013, we expect an effective income tax rate of approximately 29.0%. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $15.0 million at June 30, 2013 and $13.5 million at December 31, 2012 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

(13) Special Charges
During the third quarter of 2012 we announced restructuring actions in the Energy, Aerospace, and Flow Technologies segments ("2012 Announced Restructuring") including actions to consolidate facilities, shift expenses to lower cost regions, and exiting some non-strategic product lines.
During the three and six months ended June 30, 2013 we incurred $2.3 million and $3.6 million , respectively, in special charges associated with these 2012 Announced Restructuring actions in the Energy, Aerospace, and Flow Technologies segments. During the three and six months ended July 1, 2012 we did not record any special charges. The following table summarizes our special charges by expense type and business segment (in thousands):

	As of and for the three months ended June 30, 2013
	Energy	Aerospace	Flow Technologies	Total
Accrued special charges as of March 31, 2013				$71
Facility and professional fee related expenses	$455	$1,299	$3	1,757
Employee-related expenses	292	186	19	497
Total special charges	$747	$1,485	$22	2,254
Special charges paid				1,733
Accrued special charges as of June 30, 2013				$592

	As of and for the six months ended June 30, 2013
	Energy	Aerospace	Flow Technologies	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	$811	$1,838	$27	$2,676
Employee-related expenses	$301	$573	$82	$956
Total special charges	$1,112	$2,411	$109	3,632
Special charges paid				3,840
Accrued special charges as of June 30, 2013				$592
During the three and six months ended June 30, 2013, facility and professional fee related expenses included lease termination costs, as well as write-downs of fixed assets and other equipment.
The following table summarizes our special charges incurred from the third quarter of 2012 through June 30, 2013.

	2012 Announced Restructurings Incurred as of June 30, 2013
	Energy	Aerospace	Flow Technologies	Total
Facility and professional fee related expenses - incurred to date	$2,113	$2,149	$162	$4,424
Employee-related expenses - incurred to date	$806	$759	$191	$1,756
Total special charges - incurred to date	$2,919	$2,908	$353	$6,180
On August 1, 2013 we announced additional restructuring actions ("2013 Announced Restructuring") associated with our Aerospace and Flow Technologies segments. We expect the costs associated with the 2013 Announced Restructurings will be incurred during the second half of 2013 and the first half of 2014.
We expect to record a special recovery of approximately $3.1 million during the third quarter of 2013 associated with the SF Valves settlement. In addition, we expect to incur additional restructuring related special charges between $4.5 million and $5.0 million during the second half of 2013 ($0.2 million for the Energy segment, between $1.5 million and $1.7 million for the Aerospace segment, and between $2.8 million and $3.1 million for the Flow Technologies segment). We expect to incur additional special charges between $4.3 million and $4.7 million during the first half of 2014 (between $0.3 million and $0.4 million for the Aerospace segment and between $4.0 million and $4.3 million for the Flow Technologies segment) to complete these restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil and gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers' performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition strategy, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, our ability to realize savings anticipated to result from the restructuring activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2012, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Company Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products for markets including energy, oil & gas, power generation, and aerospace. Within our major product groups, we develop, manufacture, sell and service a portfolio of fluid-control products, subsystems and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

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

We have been enhancing both our domestic and our worldwide operations through the development of the CIRCOR Business System. The CIRCOR Business System is based on lean operating techniques designed to continuously improve product and work flow and drive waste out of our manufacturing, sales, procurement and office-related systems (“Lean”). Within the CIRCOR Business System, we are committed to attracting, developing and refining the best talent and pursuing continuous improvement in all aspects of our business and operations. The CIRCOR Business System promotes improved shareholder value through the enhancement of core competencies across all of our business units, including continuous improvement, talent acquisition, development and retention, acquisition integration and factory restructuring, global business and supply chain development and product innovation.

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

•	Lean Enterprise, Six Sigma and Continuous Improvement;

•	Talent Acquisition, Development and Retention;

•	Acquisition and Factory Restructuring;

•	Global Business and Supply Chain Development;

•	Customer Relationship Development; and

•	Product Innovation.
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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety into net income, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three and six months ended June 30, 2013 or the three months and six months ended July 1, 2012 and therefore no additional AOCI disclosure is presented in our Quarterly Report on form 10Q.

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

Our net inventory balance was $199.8 million as of June 30, 2013, compared to $198.0 million as of December 31, 2012. Our inventory allowance as of June 30, 2013 was $22.0 million, compared with $22.3 million as of December 31, 2012. Our provision for inventory obsolescence was $2.4 million and $1.7 million for the first six months of 2013 and 2012, respectively.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of June 30, 2013, and December 31, 2012 were $8.2 million and $8.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

Concentrations of Credit Risk
 Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2012, 2011, and 2010, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2012, 2011 and 2010 we had no customers from which we derived revenues that exceeded 10% of our consolidated revenues.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of June 30, 2013 decreased $1.9 million to $75.5 million compared to $77.4 million as of December 31, 2012 due to foreign currency fluctuations. There were no impairment triggering events as of June 30, 2013.

Income Taxes
See Income Taxes footnote.

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

During the three and six months ended June 30, 2013, we made cash contributions of $0.4 million and $0.8 million, respectively to our qualified defined benefit pension plan. For the remainder of 2013, we expect to make voluntary cash contributions of approximately $0.8 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended July 1, 2012

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		July 1, 2012		% Change
	(Dollars in thousands)
Net revenues	$223,644	100.0%	$219,862	100.0%	1.7%
Cost of revenues	153,538	68.7%	156,046	71.0%	(1.6)%
Gross profit	70,106	31.3%	63,816	29.0%	9.9%
Selling, general and administrative expenses	47,596	21.3%	45,337	20.6%	5.0%
Special charges	2,254	1.0%	—	0.0%	N/A
Operating income	20,256	9.1%	18,479	8.4%	9.6%
Other expense:
Interest expense, net	838	0.4%	1,017	0.5%	(17.6)%
Other expense, net	626	0.3%	184	0.1%	240.2%
Total other expense	1,464	0.7%	1,201	0.5%	21.9%
Income before income taxes	18,792	8.4%	17,278	7.9%	8.8%
Provision for income taxes	6,124	2.7%	6,142	2.8%	(0.3)%
Net income	$12,668	5.7%	$11,136	5.1%	13.8%

Net Revenues
Net revenues for the three months ended June 30, 2013 increased by $3.8 million, or 2%, to $223.6 million from $219.9 million for the three months ended July 1, 2012. The change in net revenues for the three months ended June 30, 2013 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	June 30, 2013	July 1, 2012
	(In thousands)
Energy	$110,832	$113,527	$(2,695)	$(3,083)	$388
Aerospace	38,177	35,896	2,281	2,078	203
Flow Technologies	74,635	70,439	4,196	4,467	(271)
Total	$223,644	$219,862	$3,782	$3,462	$320

The Energy segment accounted for approximately 50% of net revenues for the three months ended June 30, 2013 compared to 52% for the three months ended July 1, 2012. The Aerospace segment accounted for 17% of net revenues for the three months ended June 30, 2013 compared to 16% for the three months ended July 1, 2012. The Flow Technologies segment accounted for 33% of net revenues for the three months ended June 30, 2013 compared to 32% for the three months ended July 1, 2012.

Energy segment revenues decreased by $2.7 million, or 2%, for the three months ended June 30, 2013 compared to the three months ended July 1, 2012. The decrease was driven by $3.1 million (2.7%) of organic declines primarily due to reductions in the short-cycle North American market as rig counts are down year over year partially offset by growth in large international projects. This net year over year organic decrease was also offset by favorable foreign currency fluctuations of $0.4 million. Energy segment orders decreased $21.0 million to $107.2 million for the three months ended June 30, 2013 compared to $128.2 million for the same period in 2012 primarily due to lower large international projects. Backlog for our Energy segment has increased $16.3 million to $213.7 million as of June 30, 2013 compared to $197.4 million as of July 1, 2012 primarily due to our large international project and pipeline businesses.

Aerospace segment revenues increased by $2.3 million, or 6%, for the three months ended June 30, 2013 compared to the same period in 2012. The revenue increase was due to net organic increases of $2.1 million (5.8%) primarily at to our California fluid control and our French businesses as well as favorable foreign currency fluctuations of $0.2 million. Orders for this segment decreased $1.6 million to $26.9 million for the three months ended June 30, 2013 compared to $28.5 million for the same period in 2012 primarily due to declines in France partially offset by growth in California fluid control orders. Order backlog increased $1.3 million to $151.9 million as of June 30, 2013 compared to $150.6 million as of July 1, 2012.

Flow Technologies segment revenues increased by $4.2 million, or 6%, for the three months ended June 30, 2013 compared to the same period in 2012. The revenue increase was due to net organic increases of $4.5 million (6.3%) with contribution from most of the markets, including power, sampling, and instrumentation, partially offset by unfavorable foreign currency fluctuations of $0.3 million. This segment’s customer orders decreased $4.5 million to $66.0 million for the three months ended June 30, 2013 compared to $70.5 million for the same period in 2012. Order backlog decreased $6.4 million to $67.9 million as of June 30, 2013 compared to $74.3 million as of July 1, 2012, driven primarily by lower maritime orders partially offset by increases in our sampling systems businesses.

Gross Profit
Consolidated gross profit increased $6.3 million, or 10%, to $70.1 million for the three months ended June 30, 2013 compared to $63.8 million for the three months ended July 1, 2012. Consolidated gross margin increased 230 basis points to 31.3% for the three months ended June 30, 2013 from 29.0% for the three months ended July 1, 2012.

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory restructuring
Segment	June 30, 2013	July 1, 2012
	(In thousands)
Energy	$32,109	$29,475	$2,634	$2,453	$226	$(47)
Aerospace	11,824	10,906	918	561	69	288
Flow Technologies	26,173	23,435	2,738	2,851	(112)	—
Total	$70,106	$63,816	$6,290	$5,865	$183	$241

Gross profit for the Energy segment increased $2.6 million, or 9%, for the three months ended June 30, 2013 compared to the same period in 2012. The gross profit increase was primarily due to $2.5 million (8.3%) of net organic increases and $0.2 million in favorable foreign currency fluctuations. Gross margins improved 300 basis points to 29.0% for the three months ended June 30, 2013 compared to 26.0% for the same period in 2012. This increase was primarily driven by improved order mix and pricing within our large international project business, and Brazil restructuring benefits, partially offset by lower shipment volume and associated margin.

Gross profit for the Aerospace segment increased $0.9 million, or 8%, for the three months ended June 30, 2013 compared to the three months ended July 1, 2012. The gross profit increase was primarily due to organic growth of $0.6 million (5.1%), favorable inventory restructuring adjustments $0.3 million, and favorable foreign currency fluctuations of $0.1 million. Gross margins improved by 60 basis points to 31.0% for the three months ended June 30, 2013 from 30.4% for the three months ended July 1, 2012 due primarily to increased volume, savings associated with the California restructuring offset primarily by unfavorable product mix and investments and start-up costs for new programs.

Gross profit for the Flow Technologies segment increased $2.7 million, or 12%, for the three months ended June 30, 2013 compared to the three months ended July 1, 2012. The gross profit increase was primarily due to $2.9 million (12.2%) of net organic increases, partially offset by $0.1 million in unfavorable foreign currency fluctuations. Gross margins improved 180 basis points to 35.1% for the three months ended June 30, 2013 from 33.3% for the three months ended July 1, 2012 primarily due to improved volume, associated margin and productivity.

Special Charges
Special charges associated with restructuring actions of $0.7 million, $1.5 million, and $0.0 million were recorded during the three months ended June 30, 2013 in our Energy, Aerospace and Flow Technologies segments, respectively. We did not record any special charges during the three months ended July 1, 2012. For additional information on the special charges, see Note 13 of the accompanying unaudited consolidated financial statements.

Operating Income (Loss)
The change in operating income for the three months ended June 30, 2013 compared to the three months ended July 1, 2012 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Special and restructuring (1)
Segment	June 30, 2013	July 1, 2012
	(In thousands)
Energy	$14,477	$12,580	$1,897	$2,459	$231	$(794)
Aerospace	2,073	3,153	(1,080)	86	31	(1,197)
Flow Technologies	11,044	9,043	2,001	2,085	(62)	(21)
Corporate	(7,338)	(6,297)	(1,041)	(1,040)	(1)	—
Total	$20,256	$18,479	$1,777	$3,590	$199	$(2,012)
(1) Includes inventory and special charges associated with restructuring activities - see table below

The restructuring related charges for the three months ended June 30, 2013 were as follows:

	Three Months Ended	Inventory restructuring	Special and restructuring
Segment	June 30, 2013
	(In thousands)
Energy	$794	$47	$747
Aerospace	1,197	(288)	1,485
Flow Technologies	21	—	21
Total	$2,012	$(241)	$2,253

Operating income increased 10%, or $1.8 million, to $20.3 million for the three months ended June 30, 2013 compared to $18.5 million for the same period in 2012.

Operating income for our Energy segment increased $1.9 million, or 15%, to $14.5 million for the three months ended June 30, 2013, compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $2.4 million (19.5%) and favorable foreign currency fluctuations $0.2 million, offset by $0.8 million of restructuring related charges. Operating margins improved 200 basis points to 13.1% compared to the same period in 2012 primarily driven by improved order mix and pricing within our large international project business, as well as Brazil restructuring benefits, partially offset by special and restructuring charges and margin associated with lower shipment volume.

Operating income for the Aerospace segment decreased $1.1 million, or 34%, to $2.1 million for the three months ended June 30, 2013 compared to the same period in 2012. The decrease in operating income was primarily driven by of $1.5 million of special charges, offset by $0.3 million of favorable inventory adjustments. Operating margins declined 340 basis points to 5.4% compared to the same period in 2012 due primarily to $1.5 million of special charges, unfavorable mix and start-up costs for new programs partially offset by increased volume, savings associated with the California restructuring of $0.6 million and favorable inventory restructuring.

Operating income for the Flow Technologies segment increased $2.0 million, or 22%, to $11.0 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $2.1 million (23.1%). Operating margins improved by 200 basis points to 14.8% compared to the same period in 2012 primarily due to improved volume, associated margin and productivity.

Corporate operating expenses increased $1.0 million, or 17%, to $7.3 million for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to higher variable compensation.

Interest Expense, Net
Interest expense, net, decreased $0.2 million to $0.8 million for the three months ended June 30, 2013 compared to the three months ended July 1, 2012. This change in interest expense was primarily due to lower outstanding debt balances.

Other Expense, Net
Other expense, net, was $0.6 million for the three months ended June 30, 2013 compared to $0.2 million in the same period of 2012. The difference of $0.4 million was largely the result of higher foreign exchange losses associated with the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 32.6% for the quarter ended June 30, 2013 compared to 35.6% for the same period of 2012. The primary driver of the lower 2013 tax rate was a smaller loss in 2013 versus 2012 for one of our international subsidiaries, which was not tax-benefited in either period, partially offset by discrete tax benefits recognized in the quarter ended June 30, 2012.

Net Income
Net income increased approximately $1.5 million to $12.7 million for the quarter ended June 30, 2013 compared to $11.1 million for the same period in 2012. The increase was primarily due to organic growth and savings associated with our restructuring partially offset by restructuring related charges.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended July 1, 2012

The following tables set forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended June 30, 2013 and July 1, 2012:

	Six Months Ended		Six Months Ended
	June 30, 2013		July 1, 2012		% Change
	(Dollars in thousands)
Net revenues	$429,042	100.0%	$434,142	100.0%	(1.2)%
Cost of revenues	299,086	69.7%	311,714	71.8%	(4.1)%
Gross profit	129,956	30.3%	122,428	28.2%	6.1%
Selling, general and administrative expenses	93,168	21.7%	90,249	20.8%	3.2%
Special charges	3,632	0.8%	—	0.0%	N/A
Operating income	33,156	7.7%	32,179	7.4%	3.0%
Other expense:
Interest expense, net	1,625	0.4%	2,098	0.5%	(22.5)%
Other expense, net	1,239	0.3%	322	0.1%	284.8%
Total other expense	2,864	0.7%	2,420	0.6%	18.3%
Income before income taxes	30,292	7.1%	29,759	6.9%	1.8%
Provision for income taxes	9,715	2.3%	10,038	2.3%	(3.2)%
Net income	$20,577	4.8%	$19,721	4.5%	4.3%

Net Revenues
Net revenues for the six months ended June 30, 2013 decreased by $5.1 million, or 1%, to $429.0 million from $434.1 million for the six months ended July 1, 2012. The change in net revenues for the six months ended June 30, 2013 was attributable to the following:

	Six Months Ended		Total Change	Operations	Foreign Exchange
Segment	June 30, 2013	July 1, 2012
	(In thousands)
Energy	$207,553	$222,791	$(15,238)	$(14,583)	$(655)
Aerospace	75,503	73,981	1,522	1,453	69
Flow Technologies	145,986	137,370	8,616	9,404	(789)
Total	$429,042	$434,142	$(5,100)	$(3,726)	$(1,375)

The Energy segment accounted for 48% of net revenues for the six months ended June 30, 2013 compared to 51% for the six months ended July 1, 2012. The Aerospace segment accounted for 18% of net revenues for the six months ended June 30, 2013 compared to 17% for the six months ended July 1, 2012. The Flow Technologies segment accounted for 34% of net revenues for the six months ended June 30, 2013 compared to 32% for the six months ended July 1, 2012.

Energy segment revenues decreased by $15.2 million, or 7%, for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. The decrease was primarily driven by $14.6 million (6.5%) of organic declines primarily due to reductions in the North America short-cycle markets as rig counts are down year over year and unfavorable foreign currency fluctuations of $0.7 million. Energy segment orders decreased $46.5 million to $217.4 million for the six months ended June 30, 2013 compared to $263.9 million for the same period in 2012, primarily due to lower large international projects and North American short-cycle orders.

Aerospace segment revenues increased by $1.5 million, or 2%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was due to organic growth of $1.5 million (2.0%) across most areas with the exception of California landing gear. Orders for this segment increased $0.4 million to $69.1 million for the six months ended June 30, 2013 compared to $68.7 million for the same period in 2012.

Flow Technologies segment revenues increased by $8.6 million, or 6%, for the six months ended June 30, 2013 compared to the same period in 2012. The revenue increase was due to net organic growth of $9.4 million (6.8%), offset by unfavorable foreign currency fluctuations of $0.8 million. The organic revenue growth was primarily due to increased process, power, and oil & gas areas. This segment’s customer orders decreased $3.0 million to $140.4 million for the six months ended June 30, 2013 compared to $143.4 million for the same period in 2012 driven by lower maritime orders.

Gross Profit
Consolidated gross profit increased $7.5 million, or 6%, to $130.0 million for the six months ended June 30, 2013 compared to $122.4 million for the six months ended July 1, 2012. Consolidated gross margin increased 210 basis points to 30.3% for the six months ended June 30, 2013 from 28.2% for the six months ended July 1, 2012.

	Six Months Ended		Total Change	Operations	Foreign Exchange	Inventory restructuring
Segment	June 30, 2013	July 1, 2012
	(In thousands)
Energy	$58,685	$53,805	$4,880	$5,119	$56	$(296)
Aerospace	20,906	22,938	(2,032)	(2,334)	15	287
Flow Technologies	50,365	45,686	4,679	5,019	(339)	—
Total	$129,956	$122,429	$7,527	$7,804	$(268)	$(9)

Gross profit for the Energy segment increased $4.9 million, or 9%, for the six months ended June 30, 2013 compared to the same period in 2012. The gross profit increase was primarily due to $5.1 million (9.5%) of organic increases and $0.1 million in favorable foreign exchange rates compared to the U.S. dollar. Favorable results were partially offset by $0.3 million of inventory restructuring charges. Gross margins improved 410 basis points to 28.3% for the six months ended June 30, 2013 compared to 24.2% for the same period in 2012. This increase was primarily driven by favorable pricing and mix within our large international project business partially offset by lower North American short cycle shipment volume and associate margin.

Gross profit for the Aerospace segment decreased $2.0 million, or 9%, for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. This gross profit decrease was primarily due to $2.3 million (10.2%) in organic decreases, offset by a favorable inventory restructuring adjustment of $0.3 million at our California operations. Gross margins declined by 330 basis points to 27.7% for the six months ended June 30, 2013 from 31.0% for the six months ended July 1, 2012 primarily due to the large future program expenses including those related to manufacturing capabilities and product development, partially offset by higher volume, associated margin and savings associated with the California restructuring.

Gross profit for the Flow Technologies segment increased $4.7 million, or 10%, for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. The increase was primarily due to organic growth of $5.0 million (11.0%), offset by unfavorable foreign currency fluctuations of $0.3 million. Gross margins improved 120 basis points to 34.5% for the six months ended June 30, 2013 from 33.3% for the six months ended July 1, 2012 primarily due to improved volume and associated margin.

Special Charges
Special charges associated with restructuring actions of $1.1 million, $2.4 million, and $0.1 million were recorded during the six months ended June 30, 2013 in our Energy, Aerospace, and Flow Technologies segments, respectively. We did not record any special charges during the six months ended July 1, 2012. For additional information on the special charges, see Note 13 of the accompanying unaudited consolidated financial statements.
Operating Income (Loss)
The change in operating income for the six months ended June 30, 2013 compared to the six months ended July 1, 2012 was as follows:

	Six Months Ended		Total Change	Operations	Foreign Exchange	Special and restructuring (1)
Segment	June 30, 2013	July 1, 2012
	(Dollars In thousands)
Energy	$24,614	$21,508	$3,106	$4,237	$276	$(1,408)
Aerospace	2,467	7,277	(4,810)	(2,680)	(6)	(2,124)
Flow Technologies	20,001	16,630	3,371	3,671	(191)	(108)
Corporate	(13,926)	(13,235)	(691)	(680)	(10)	—
Total	$33,156	$32,180	$976	$4,548	$69	$(3,640)
(1) Includes inventory and special charges associated with restructuring activities - see table below

The restructuring related charges for the six months ended June 30, 2013 were as follows:

	Six Months Ended	Inventory restructuring	Special and restructuring
Segment	June 30, 2013
	(In thousands)
Energy	$1,408	$296		$1,112
Aerospace	2,124	(288)	2,412
Flow Technologies	108	—	108
Total	$3,640	$8	$3,632

Operating income increased 3%, or $1.0 million, to $33.2 million for the six months ended June 30, 2013 compared to $32.2 million for the same period in 2012.

Operating income for our Energy segment increased $3.1 million, or 14%, to $24.6 million for the six months ended June 30, 2013, compared to the same period in 2012. Operating margins improved 220 basis points to 11.9% on a revenue decrease of 7%, compared to the first six months in 2012. The increase in operating income was primarily driven by favorable pricing and mix within our large international business, partially offset by lower North American short-cycle shipment volume and restructuring related charges at our Brazil operations.

Operating income for the Aerospace segment decreased $4.8 million, or 66%, to $2.5 million for the six months ended June 30, 2013 compared to the same period in 2012. Operating income was lower primarily due to restructuring related charges, large future program expenses, partially offset by higher volume, associated margin and savings from the California restructuring.

Operating income for the Flow Technologies segment increased $3.4 million, or 20%, to $20.0 million for the six months ended June 30, 2013 compared to the same period in 2012. Operating income was higher primarily due to increased shipment volume and associated margin.

Corporate operating expenses increased $0.7 million, or 5%, to $13.9 million for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to higher variable compensation.

Interest Expense, Net
Interest expense, net, decreased $0.5 million to $1.6 million for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. This change in interest expense was primarily due to lower interest charges from lower borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net
Other expense, net, was $1.2 million for the six months ended June 30, 2013 compared to $0.3 million in the same period of 2012. The difference of $0.9 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 32.1% for the six months ended June 30, 2013 compared to 33.7% for the same period of 2012. The primary driver of the lower 2013 tax rate was a smaller loss for one of our international subsidiaries, which was not tax-benefited in either period.

Net Income
Net income increased $0.9 million to $20.6 million for the six months ended June 30, 2013 compared to $19.7 million for the same period in 2012.

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

The following table summarizes our cash flow activities for the six months ended June 30, 2013 (In thousands):

Cash flow provided by (used in):
Operating activities	$19,432
Investing activities	(8,494)
Financing activities	(9,844)
Effect of exchange rates on cash and cash equivalents	(2,002)
Decrease in cash and cash equivalents	$(907)

During the six months ended June 30, 2013, we generated $19.4 million in operating activities compared to using $8.8 million during the same period in 2012. The higher amounts of cash provided by operating activities was primarily due to increases in accounts payable and accrued expense balances. The $8.5 million used by investing activities primarily consists of net purchases of capital equipment. Financing activities used $9.8 million, which included a net $10.4 million reduction of borrowings. As of June 30, 2013, total debt was $59.6 million compared to $70.5 million at December 31, 2012. Total debt as a percentage of total shareholders’ equity was 13.8% as of June 30, 2013 compared to 16.9% as of December 31, 2012.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of June 30, 2013, we had borrowings of $51.4 million outstanding under our credit facility and $52.4 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on June 30, 2013 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.52:1 as of June 30, 2013 compared to 2.43:1 at December 31, 2012.
The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2012. As of June 30, 2013, cash and cash equivalents totaled $60.8 million, of which approximately $49.3 million was held in foreign bank accounts. This compares to $61.7 million of cash and cash equivalents as of December 31, 2012 of which $61.7 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of June 30, 2013, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $51.4 million borrowed under our revolving credit facility as of June 30, 2013. Based upon expected levels of borrowings under our credit facility in 2013, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.4 million.

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

As of June 30, 2013, we had nineteen forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
Canadian Dollar/Euro	2	2,755	Canadian Dollars
U.S. Dollar/Euro	8	17,942	U.S. Dollars
Brazilian Real/Euro	9	0	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value liability of the derivative forward contracts as of June 30, 2013 was approximately $0.5 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. The unrealized foreign exchange gain (loss) for the six month periods ended June 30, 2013 and July 1, 2012 was less than $1.0 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC 820. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Changes in Internal Controls Over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at June 30, 2013 and December 31, 2012. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.		Description and Location
10.1§
Form of Retention Agreement entered into between the Company and the Following Individuals: Wayne Robbins, Alan Glass, Lisa Ryan, Brian Young, Arjun Sharma, Michael Dill, Mahesh Joshi, and John F. Kober.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission on August 1, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012
	(ii)	Consolidated Statements of Income for the three and six months ended June 30, 2013 and July 1, 2012 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and July 1, 2012 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.
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

CIRCOR INTERNATIONAL, INC.

August 1, 2013	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 1, 2013	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

August 1, 2013	/s/ John F. Kober
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer