Form 10-Q
period 2013-09-29
CIRCOR INTERNATIONAL INC
filed 2013-10-31
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013.
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
As of October 22, 2013, there were 17,590,812 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 29, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,285	$61,738
Short-term investments	98	101
Trade accounts receivable, less allowance for doubtful accounts of $2,334 and $1,706, respectively	151,528	150,825
Inventories	198,454	198,005
Prepaid expenses and other current assets	18,185	16,510
Deferred income tax asset	15,601	15,505
Assets held for sale	480	542
Total Current Assets	470,631	443,226
PROPERTY, PLANT AND EQUIPMENT, NET	107,415	105,903
OTHER ASSETS:
Goodwill	76,066	77,428
Intangibles, net	42,728	45,157
Deferred income tax asset	22,600	30,064
Other assets	5,923	8,203
TOTAL ASSETS	$725,363	$709,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,112	$80,361
Accrued expenses and other current liabilities	59,674	67,235
Accrued compensation and benefits	30,575	26,540
Income taxes payable	2,610	393
Notes payable and current portion of long-term debt	6,667	7,755
Total Current Liabilities	177,638	182,284
LONG-TERM DEBT, NET OF CURRENT PORTION	43,250	62,729
DEFERRED INCOME TAXES	10,037	10,744
OTHER NON-CURRENT LIABILITIES	35,380	35,977
CONTINGENCIES AND COMMITMENTS (See Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,590,312 and 17,445,687 shares issued and outstanding at September 29, 2013 and December 31, 2012, respectively	176	174
Additional paid-in capital	267,562	262,744
Retained earnings	194,797	158,509
Accumulated other comprehensive loss, net of taxes	(3,477)	(3,180)
Total Shareholders’ Equity	459,058	418,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$725,363	$709,981
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenues	$214,731	$209,804	$643,773	$643,946
Cost of revenues	144,593	151,109	443,679	462,823
GROSS PROFIT	70,138	58,695	200,094	181,123
Selling, general and administrative expenses	46,392	44,314	139,561	134,562
Impairment charges	—	10,348	—	10,348
Special charges / (recoveries)	(190)	1,377	3,441	1,377
OPERATING INCOME	23,936	2,656	57,092	34,836
Other (income) expense:
Interest income	(67)	(101)	(189)	(262)
Interest expense	812	1,223	2,559	3,482
Other expense (income), net	568	564	1,807	887
TOTAL OTHER EXPENSE	1,313	1,686	4,177	4,107
INCOME BEFORE INCOME TAXES	22,623	970	52,915	30,729
Provision (benefit) for income taxes	4,903	(899)	14,619	9,138
NET INCOME	$17,720	$1,869	$38,296	$21,591
Earnings per common share:
Basic	$1.01	$0.11	$2.18	$1.24
Diluted	$1.00	$0.11	$2.18	$1.24
Weighted average number of common shares outstanding:
Basic	17,582	17,433	17,553	17,391
Diluted	17,667	17,467	17,602	17,436
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$17,720	$1,869	$38,296	$21,591
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,236	7,670	(295)	802
Other comprehensive income (loss)	8,236	7,670	(295)	802
COMPREHENSIVE INCOME (LOSS)	$25,956	$9,539	$38,001	$22,393
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$38,296	$21,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,943	11,765
Amortization	2,273	2,823
Payment for Leslie bankruptcy settlement	—	(1,000)
Impairment charges	—	10,348
Compensation expense of share-based plans	3,343	3,409
Tax effect of share-based compensation	(536)	573
(Gain) loss on property, plant and equipment	(70)	1,148
Gain on return of acquisition purchase price	(3,400)	—
Change in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	493	(123)
Inventories	(33)	8,586
Prepaid expenses and other assets	193	(2,110)
Accounts payable, accrued expenses and other liabilities	1,259	(26,178)
Net cash provided by operating activities	53,761	30,832
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,579)	(14,097)
Proceeds from the sale of property, plant and equipment	348	200
Business acquisitions, return of purchase price	3,400	—
Net cash used in investing activities	(9,831)	(13,897)
FINANCING ACTIVITIES
Proceeds from long-term debt	104,626	170,795
Payments of long-term debt	(124,351)	(192,040)
Dividends paid	(2,011)	(1,997)
Proceeds from the exercise of stock options	1,843	348
Tax effect of share-based compensation	536	(573)
Net cash used in financing activities	(19,357)	(23,467)
Effect of exchange rate changes on cash and cash equivalents	(27)	653
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,547	(5,879)
Cash and cash equivalents at beginning of period	61,738	54,855
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,285	$48,976
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$5,463	$12,959
Interest	$3,132	$2,333
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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 29, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety into net income, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three and nine months ended September 29, 2013 or the three and nine months ended September 30, 2012 and therefore no additional AOCI disclosure is presented in our Quarterly Report on Form 10-Q.

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new ASU requires companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when either: (A) the tax law requires the company to use the tax loss or credit carryforward to satsify amounts payable upon disallowance of the tax position, or (B) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The new disclosure requirements are effective for annual reporting after December 15, 2013 and interim periods within those years. We do not believe the adoption of this update will have a material impact on our financial statements.
There were no additional new accounting pronouncements adopted during the nine months ended September 29, 2013 that had a material impact on our financial statements.

Subsequent events -  On October 31, 2013, we announced an organizational restructuring under which we will simplify the manner in which we manage our businesses.  Under this restructuring we will consolidate our group structure from three groups to two, reducing management layers and administrative expenses.  Consistent with our new management structure we intend to begin reporting in two segments during the fourth quarter of 2013. The first segment will be ‘Energy,’ which will include all of the businesses from the existing Energy segment and the majority of the current ‘Flow Technologies’ businesses. The second segment will be ‘Aerospace and Defense,’ which will include all of the current Aerospace segment businesses plus a few primarily defense-oriented businesses currently in the Flow Technologies segment.

We expect to complete this reorganization in the fourth quarter of 2013 and expect to incur special charges of between $2.6 million to $3.0 million associated with this reorganization during the fourth quarter of 2013.

(3) Share-Based Compensation

As of September 29, 2013, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the granting of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire ten years after the grant date. Restricted stock units granted generally vest from three years to six years. Vested restricted stock units will be settled in shares of our common stock. As of September 29, 2013, there were 279,819 stock options (including the April 9, 2013 CEO stock option award noted below) and 274,675 restricted stock units outstanding. In addition, there were 397,730 shares available for grant under the 1999 Stock Plan as of September 29, 2013. As of September 29, 2013, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all stock options granted under the 1999 Stock Plan, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

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

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Price Target was met, therefore, 50,000 options have vested and 12,500 are currently exercisable. This stock option award is being expensed utilizing a graded method and is subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. To the extent that the market conditions above (stock price targets) are not met, those options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value this option award with the following assumptions: 10 year term, expected life of 5.5 years, risk-free rate of 1.2%, expected volatility of 41.2%, and fair value of $14.46 per share at grant date. No other options were granted during the first nine months of 2013.

We account for Restricted Stock Unit (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from three years to six years. During the nine months ended September 29, 2013 and September 30, 2012, we granted 130,845 and 132,471 RSU Awards with approximate fair values of $41.96 and $33.54 per RSU Award, respectively.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of our common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. A total of 28,463 and 34,534 RSU MSPs with per unit discount amounts representing fair values of $13.90 and $10.81 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended September 29, 2013 and September 30, 2012, respectively.

Compensation expense related to our share-based plans for the nine month periods ended September 29, 2013, and September 30, 2012 was $3.5 million and $3.3 million, respectively, and was recorded as selling, general and administrative expense. As of September 29, 2013, there was $9.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements (inclusive of the April 9, 2013 CEO option award). That cost is expected to be recognized over a weighted average period of 2.2 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 29, 2013 was 8.9 years and 7.4 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 29, 2013 was $1.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of September 29, 2013 was $6.5 million and $1.0 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 29, 2013 was $3.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 29, 2013 was $12.7 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended September 29, 2013 was $0.7 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of September 29, 2013 was $2.6 million and $0.0 million, respectively.

(4) Inventories
Inventories consist of the following (in thousands):

	September 29, 2013	December 31, 2012
Raw materials	$53,429	$63,104
Work in process	99,153	86,564
Finished goods	45,872	48,337
	$198,454	$198,005

(5) Goodwill and Intangible Assets
The following table shows goodwill, by segment, as of September 29, 2013 (in thousands):

	Energy	Aerospace	Flow Technologies	Consolidated Total
Goodwill as of December 31, 2012	$51,526	$22,121	$3,781	$77,428
Currency translation adjustments	(1,169)	42	(235)	(1,362)
Goodwill as of September 29, 2013	$50,357	$22,163	$3,546	$76,066

The table below presents gross intangible assets and the related accumulated amortization as of September 29, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,078	$(5,671)
Non-amortized intangibles (primarily trademarks and trade names)	23,601	—
Customer relationships	34,032	(18,088)
Backlog	1,114	(1,114)
Other	7,479	(4,703)
Total	$72,304	$(29,576)
Net carrying value of intangible assets	42,728

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 29, 2013 (in thousands):

	2013	2014	2015	2016	2017	After 2017
Estimated amortization expense	$774	$3,066	$3,045	$2,760	$2,626	$6,856

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace	Flow Technologies	Corporate / Eliminations	Consolidated Total
Three Months Ended September 29, 2013
Net revenues	$108,474	$36,483	$69,775	$—	$214,731
Inter-segment revenues	410	32	126	(568)	—
Operating income (loss)	21,620	3,002	8,334	(9,020)	23,936
Interest income					(67)
Interest expense					812
Other expense, net					568
Income before income taxes					$22,623
Identifiable assets	410,975	180,025	223,737	(89,374)	725,363
Capital expenditures	1,381	2,071	906	489	4,847
Depreciation and amortization	1,651	1,167	1,508	346	4,672

Three Months Ended September 30, 2012
Net revenues	$109,968	$31,795	$68,041	$—	$209,804
Inter-segment revenues	577	10	194	(781)	—
Operating income (loss)	11,236	(10,284)	8,873	(7,169)	2,656
Interest income					(101)
Interest expense					1,223
Other expense, net					564
Income before income taxes					$970
Identifiable assets	366,730	180,547	204,107	(53,748)	697,636
Capital expenditures	647	686	1,856	125	3,314
Depreciation and amortization	1,713	1,233	1,543	378	4,867

Nine Months Ended September 29, 2013
Net revenues	$316,027	$111,986	$215,760	$—	$643,773
Inter-segment revenues	1,136	56	526	(1,718)	—
Operating income (loss)	46,233	5,469	28,335	(22,945)	57,092
Interest income					(189)
Interest expense					2,559
Other expense, net					1,807
Income before income taxes					$52,915
Identifiable assets	410,975	180,025	223,737	(89,374)	725,363
Capital expenditures	5,459	4,236	3,207	677	13,579
Depreciation and amortization	4,943	3,588	4,599	1,085	14,215

Nine Months Ended September 30, 2012
Net revenues	$332,759	$105,776	$205,411	$—	$643,946
Inter-segment revenues	1,477	41	589	(2,107)	—
Operating income (loss)	32,744	(3,007)	25,503	(20,404)	34,836
Interest income					(262)
Interest expense					3,482
Other expense, net					887
Income before income taxes					$30,729
Identifiable assets	366,730	180,547	204,107	(53,748)	697,636
Capital expenditures	2,397	2,263	7,600	1,837	14,097
Depreciation and amortization	5,546	3,672	4,348	1,022	14,588

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended September 29, 2013 and September 30, 2012. Corporate Identifiable Assets after elimination of intercompany assets were $36.8 million and $41.8 million as of September 29, 2013 and September 30, 2012, respectively.

(7) Earnings Per Common Share (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2013			September 30, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$17,720	17,582	$1.01	$1,869	17,433	$0.11
Dilutive securities, common stock options	—	85	(0.01)	—	34	0.00
Diluted EPS	$17,720	17,667	$1.00	$1,869	17,467	$0.11

	Nine Months Ended
	September 29, 2013			September 30, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$38,296	17,553	$2.18	$21,591	17,391	$1.24
Dilutive securities, common stock options	—	49	0.00	—	45	0.00
Diluted EPS	$38,296	17,602	$2.18	$21,591	17,436	$1.24

There were 133,218 and 396,849 anti-dilutive stock options, RSU Awards, and RSU MSPs for the nine months ended September 29, 2013 and September 30, 2012, respectively.

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

As of September 29, 2013, we had twenty-three forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
Canadian Dollar/Euro	3	115	Canadian Dollars
U.S. Dollar/Euro	15	13,007	U.S. Dollars
Brazilian Real/Euro	5	0	Brazilian Reais

This compares to twelve forward contracts as of December 31, 2012. The fair value asset of the derivative forward contracts as of September 29, 2013 was approximately $0.1 million and was included in prepaid expenses and other current assets on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. The unrealized foreign exchange gain (loss) for the nine month periods ended September 29, 2013 and September 30, 2012 was less than $0.5 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of September 29, 2013.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 29, 2013 (in thousands):

Balance beginning December 31, 2012	$3,322
Provisions	2,878
Claims settled	(1,896)
Currency translation adjustment	46
Balance ending September 29, 2013	$4,350

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
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and now expect the actual hearings to occur in the second quarter of 2014.
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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $52.6 million at September 29, 2013. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 29, 2013.
The following table contains information related to standby letters of credit instruments outstanding as of September 29, 2013 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$42,808
Greater than 12 months	9,821
Total	$52,629

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
During the three and nine months ended September 29, 2013, we made cash contributions of $0.4 million and $1.2 million, respectively to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost-benefits earned	$—	$52	$—	$157
Interest cost on benefits obligation	491	513	1,473	1,540
Estimated return on assets	(591)	(531)	(1,773)	(1,595)
Prior service cost amortization	—	—	—	—
Loss amortization	189	158	567	473
Net periodic cost of defined pension benefit plans	$89	$192	$267	$575

(12) Income Taxes
As required by the Income Tax Topic of the ASC, at September 29, 2013 and at December 31, 2012, we had $1.8 million and $2.0 million of unrecognized tax benefits, respectively, of which $0.9 million and $1.1 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2013, we had approximately $0.9 million of accrued interest related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2010 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is under examination for income tax filings in various state and foreign jurisdictions.

For 2013, we expect an effective income tax rate of approximately 28.0%. The effective tax rate was 21.7% for the quarter ended September 29, 2013.  The primary driver of this lower tax rate in the quarter was foreign rate differentials, the UK tax rate change and a non-taxable gain on a foreign price purchase settlement, offset by a change in the valuation allowance.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $14.2 million at September 29, 2013 and $13.5 million at December 31, 2012 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

(13) Special Charges / Recoveries

During the third quarter of 2012 we announced restructuring actions in the Energy, Aerospace, and Flow Technologies segments ("2012 Announced Restructuring") including actions to consolidate facilities, shift expenses to lower cost regions, and exiting some non-strategic product lines.

On July 12, 2013 we reached a settlement on the SF Valves arbitration (“SF Settlement”) and have received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013. This gain was recorded as a special recovery during the third quarter of 2013.

On August 1, 2013 we announced additional restructuring actions associated with our Aerospace and Flow Technologies segments ("August 1, 2013 Announced Restructuring") including actions to consolidate facilities, shift expenses to lower cost regions, and exiting some non-strategic product lines.

In addition during the third quarter of 2013 we announced that our Chief Financial Officer would be retiring and recorded a $0.6 million (“CFO retirement”) special charge for associated salary continuation and bonus.

During the three and nine months ended September 30, 2012 we incurred $1.4 million in special charges (recoveries) associated with the 2012 Announced Restructuring actions. The following table summarizes our special charges by expense type and business segment (in thousands):

	Special Charges / Recoveries
	As of and for the three months ended September 30, 2012
	Energy	Aerospace	Flow Technologies	Corporate	Total
Accrued special charges as of July 1, 2012					$—
Facility and professional fee related expenses	1,093	209	—	—	1,302
Employee-related expenses	—	30	45	—	75
Total restructuring related special charges	$1,093	$239	$45	$—	$1,377
Special charges paid					(1,377)
Accrued special charges as of September 30, 2012					$—

	Special Charges / Recoveries
	As of and for the nine months ended September 30, 2012
	Energy	Aerospace	Flow Technologies	Corporate	Total
Accrued special charges as of December 31, 2011					$—
Facility and professional fee related expenses	1,093	209	—	—	1,302
Employee-related expenses	—	30	45	—	75
Total restructuring related special charges	$1,093	$239	$45	$—	$1,377
Special charges paid					(1,377)
Accrued special charges as of September 30, 2012					$—
During the three and nine months ended September 29, 2013 we incurred $(0.2) million and $3.4 million in special charges (recoveries) associated with the 2012 Announced Restructuring actions, August 1, 2013 Announced Restructuring actions, SF Settlement, and CFO Retirement. The following table summarizes our special charges by expense type and business segment (in thousands):

	Special Charges / Recoveries
	As of and for the three months ended September 29, 2013
	Energy	Aerospace	Flow Technologies	Corporate	Total
Accrued special charges as of June 30, 2013					$592
Facility and professional fee related expenses	—	800	536	—	1,336
Employee-related expenses	90	337	598	—	1,025
Total restructuring related special charges	$90	$1,137	$1,134	$—	$2,361
CFO retirement charges	—	—	—	600	600
Total Special Charges Incurred During Period	$90	$1,137	$1,134	$600	$2,961
Special charges paid					(1,650)
Accrued special charges as of September 29, 2013					$1,903

Total Special Charges Incurred During Period	90	1,137	1,134	600	2,961
SF Settlement special (recoveries)	(3,151)	—	—	—	(3,151)
Special Charges / (Recoveries) During Period	$(3,061)	$1,137	$1,134	$600	$(190)

	Special Charges / Recoveries
	As of and for the nine months ended September 29, 2013
	Energy	Aerospace	Flow Technologies	Corporate	Total
Accrued special charges as of December 31, 2012					$800
Facility and professional fee related expenses	811	2,638	563	—	4,012
Employee-related expenses	391	910	680	—	1,981
Total restructuring related special charges	$1,202	$3,548	$1,243	$—	$5,993
CFO retirement charges	—	—	—	600	600
Total Special Charges Incurred During Period	$1,202	$3,548	$1,243	$600	$6,593
Special charges paid					(5,490)
Accrued special charges as of September 29, 2013					$1,903

Total Special Charges Incurred During Period	1,202	3,548	1,243	600	6,593
SF Settlement special (recoveries)	(3,152)	—	—	—	(3,152)
Special Charges / (Recoveries) During Period	$(1,950)	$3,548	$1,243	$600	$3,441
The following table summarizes our 2012 Announced Restructuring action special charges incurred from the end of the third quarter of 2012 through September 29, 2013.

	2012 Announced Restructurings Incurred as of September 29, 2013
	Energy	Aerospace	Flow Technologies	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,113	2,869	162	—	5,144
Employee-related expenses - incurred to date	896	925	191	—	2,012
Total restructuring related special charges - incurred to date	$3,009	$3,794	$353	$—	$7,156

Also, in connection with the 2012 Announced Restructuring special charges noted above, we recorded $1.2 million and $3.0 million of repositioning related inventory obsolescence charges since the third quarter of 2012, for the Energy and Aerospace segments, respectively.

We do not anticipate any additional special charges to be incurred associated with the 2012 Announced Restructurings.
The following table summarizes our August 1, 2013 Announced Restructuring action special charges incurred during the third quarter of 2013. Charges with this action began in the third quarter of 2013.

	August 1, 2013 Announced Restructurings Incurred as of September 29, 2013
	Energy	Aerospace	Flow Technologies	Corporate	Total
Facility and professional fee related expenses - incurred to date	—	80	536	—	616
Employee-related expenses - incurred to date	—	171	598	—	769
Total restructuring related special charges - incurred to date	$—	$251	$1,134	$—	$1,385
Additional special charges that we expect to be recorded with the August 1, 2013 Announced Restructuring action are included in the projected amounts below.
On October 31, 2013 we announced an organizational restructuring under which we will simplify the manner in which we manage our businesses.  Under this restructuring we will consolidate our group structure from three groups to two, reducing management layers and administrative expenses.  We expect to complete this reorganization in the fourth quarter of 2013 and expect to incur special charges of between $2.6 million to $3.0 million associated with this reorganization during the fourth quarter of 2013.
We expect to incur Restructuring related special charges between $5.3 million and $6.0 million during Q4 2013 (between $0.8 million and $0.9 million for the Energy segment, between $1.3 million and $1.4 million for the Aerospace segment, and between $3.2 million and $3.7 million for the Flow Technologies segment). We expect to incur additional Restructuring related special charges between $3.9 million and $4.3 million during the first half of 2014 (between $0.5 million and $0.6 million for the Aerospace segment and between $3.4 million and $3.7 million for the Flow Technologies segment) to complete these restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

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

On October 31, 2013, we announced an organizational restructuring under which we will simplify the manner in which we manage our businesses.  Under this restructuring we will consolidate our group structure from three groups to two during the fourth quarter of 2013.  Consistent with our new management structure we intend to begin reporting in two segments during the fourth quarter of 2013. The first segment will be ‘Energy,’ which will include all of the businesses from the existing Energy segment and the majority of the current ‘Flow Technologies’ businesses. The second segment will be ‘Aerospace and Defense,’ which will include all of the current Aerospace segment businesses plus a few primarily defense-oriented businesses currently in the Flow Technologies segment.

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of AOCI in their entirety into net income, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The new disclosure requirements are effective for annual reporting after December 15, 2012, and interim periods within those years. No reclassifications out of AOCI were made by the Company for the three and nine months ended September 29, 2013 or the three months and nine months ended September 30, 2012 and therefore no additional AOCI disclosure is presented in our Quarterly Report on Form 10-Q.

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new ASU requires companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when either: (A) the tax law requires the company to use the tax loss or credit carryforward to satsify amounts payable upon disallowance of the tax position, or (B) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The new disclosure requirements are effective for annual reporting after December 15, 2013, and interim periods within those years. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Our net inventory balance was $198.5 million as of September 29, 2013, compared to $198.0 million as of December 31, 2012. Our inventory allowance as of September 29, 2013 was $24.0 million, compared with $22.3 million as of December 31, 2012. Our provision for inventory obsolescence was $4.2 million and $8.4 million for the first nine months of 2013 and 2012, respectively.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of September 29, 2013, and December 31, 2012 were $10.0 million and $8.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary significantly from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of September 29, 2013 decreased $1.4 million to $76.1 million compared to $77.4 million as of December 31, 2012 due to foreign currency fluctuations. There were no impairment triggering events as of September 29, 2013.

Income Taxes
See "Income Taxes" in Note 12 of the accompanying unaudited consolidated financial statements.

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

During the three and nine months ended September 29, 2013, we made cash contributions of $0.4 million and $1.2 million, respectively to our qualified defined benefit pension plan. For the remainder of 2013, we expect to make a voluntary cash contribution of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended September 29, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Three Months Ended
	September 29, 2013		September 30, 2012		% Change
	(Dollars in thousands)
Net revenues	$214,731	100.0%	$209,804	100.0%	2.3%
Cost of revenues	144,593	67.3%	151,109	72.0%	(4.3)%
Gross profit	70,138	32.7%	58,695	28.0%	19.5%
Selling, general and administrative expenses	46,392	21.6%	44,314	21.1%	4.7%
Impairment charges	—	—%	10,348	4.9%	(100.0)%
Special charges / (recoveries)	(190)	(0.1)%	1,377	0.7%	(113.8)%
Operating income	23,936	11.1%	2,656	1.3%	801.2%
Other expense:
Interest expense, net	745	0.3%	1,122	0.5%	(33.6)%
Other expense, net	568	0.3%	564	0.3%	0.7%
Total other expense	1,313	0.6%	1,686	0.8%	(22.1)%
Income before income taxes	22,623	10.5%	970	0.5%	2,232.3%
Provision for income taxes	4,903	2.3%	(899)	(0.4)%	(645.4)%
Net income	$17,720	8.3%	$1,869	0.9%	848.1%

Net Revenues
Net revenues for the three months ended September 29, 2013 increased by $4.9 million, or 2%, to $214.7 million from $209.8 million for the three months ended September 30, 2012. The change in net revenues for the three months ended September 29, 2013 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	September 29, 2013	September 30, 2012
	(In thousands)
Energy	$108,474	$109,968	$(1,494)	$(3,567)	$2,073
Aerospace	36,483	31,795	4,688	4,026	662
Flow Technologies	69,774	68,041	1,733	1,207	526
Total	$214,731	$209,804	$4,927	$1,666	$3,261

The Energy segment accounted for approximately 51% of net revenues for the three months ended September 29, 2013 compared to 52% for the three months ended September 30, 2012. The Aerospace segment accounted for 17% of net revenues for the three months ended September 29, 2013 compared to 15% for the three months ended September 30, 2012. The Flow Technologies segment accounted for 32% of net revenues for the three months ended September 29, 2013 compared to 32% for the three months ended September 30, 2012.

Energy segment revenues decreased by $1.5 million, or 1%, for the three months ended September 29, 2013 compared to the three months ended September 30, 2012. The decreased revenue was driven by $3.6 million (3%) of organic declines primarily due to reductions in the short-cycle North American market as rig counts are down year over year partially offset by growth in large international projects. This net year over year organic decrease was offset by favorable foreign currency fluctuations of $2.1 million. Energy segment orders decreased $17.1 million to $101.0 million for the three months ended September 29, 2013 compared to $118.1 million for the same period in 2012 primarily due to lower large international projects. Backlog for our Energy segment has decreased $1.9 million to $208.5 million as of September 29, 2013 compared to $210.4 million as of September 30, 2012 primarily due to our large international project business.

Aerospace segment revenues increased by $4.7 million, or 15%, for the three months ended September 29, 2013 compared to the same period in 2012. The revenue increase was due to net organic increases of $4.0 million (13%) with contributions from most of our markets as well as favorable foreign currency fluctuations of $0.7 million. Orders for this segment increased $0.9 million to $43.8 million for the three months ended September 29, 2013 compared to $42.9 million for the same period in 2012 primarily due to growth in most markets partially offset by a decline in landing gear. Order backlog decreased $1.7 million to $161.0 million as of September 29, 2013 compared to $162.7 million as of September 30, 2012.

Flow Technologies segment revenues increased by $1.7 million, or 3%, for the three months ended September 29, 2013 compared to the same period in 2012. The revenue increase was due to net organic increases of $1.2 million (2%) primarily due to contributions from power and instrumentation, as well as favorable foreign currency fluctuations of $0.5 million. This segment’s customer orders increased $14.0 million to $78.5 million for the three months ended September 29, 2013 compared to $64.5 million for the same period in 2012 with growth across the segment. Order backlog increased $6.2 million to $77.4 million as of September 29, 2013 compared to $71.2 million as of September 30, 2012.

Special Charges / (Recoveries)
Special charges / (recoveries) of ($0.2) million were recorded during the three months ended September 29, 2013; ($3.1) million of recoveries in our Energy segment, partially offset by $1.1 million of expenses in our Aerospace segment, $1.1 million of expenses in our Flow Technologies segment, and $0.6 million in Corporate.
Special charges of $1.3 million were recorded during the three months ended September 30, 2012; $1.1 million in our Energy segment, $0.2 million in our Aerospace segment, and less than $0.1 million in our Flow Technologies segment.
For additional information on the special charges / (recoveries), see Note 13 of the accompanying unaudited consolidated financial statements.
Operating Income (Loss)
The change in operating income for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Impairment, Special, and Restructuring (1)
Segment	September 29, 2013	September 30, 2012
	(In thousands)
Energy	$21,620	$11,236	$10,384	$2,544	$581	$7,258
Aerospace	3,002	(10,284)	13,286	2,793	20	10,473
Flow Technologies	8,334	8,873	(539)	443	109	(1,091)
Corporate	(9,020)	(7,169)	(1,851)	(1,253)	3	(600)
Total	$23,936	$2,656	$21,280	$4,527	$713	$16,040
(1) Includes inventory restructuring, impairment and special charges - see tables below

Inventory restructuring, impairment, and special charges for the three months ended September 29, 2013 and September 30, 2012 were as follows:

	Three Months Ended	Inventory Restructuring	Impairment Charges	Special and Restructuring
Segment	September 30, 2012
	(In thousands)
Energy	$4,196	$947	$2,156	$1,093
Aerospace	11,609	3,177	8,193	239
Flow Technologies	45	—	—	45
Corporate	—	—	—	—
Total	$15,850	$4,124	$10,349	$1,377

	Three Months Ended	Inventory Restructuring	Impairment Charges	Special and Restructuring
Segment	September 29, 2013
	(In thousands)
Energy	$(3,062)	$—	$—	$(3,062)
Aerospace	1,136	—	—	1,136
Flow Technologies	1,136	—	—	1,136
Corporate	600	—	—	600
Total	$(190)	$—	$—	$(190)

Operating income increased 801%, or $21.3 million, to $23.9 million for the three months ended September 29, 2013 compared to $2.7 million for the same period in 2012.

Operating income for our Energy segment increased $10.4 million, or 92%, to $21.6 million for the three months ended September 29, 2013, compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $2.5 million (23%), a $7.3 million year over year reduction of special, impairment, and inventory restructuring related charges, and favorable foreign currency fluctuations $0.6 million. Operating margins improved 970 basis points to 19.9% compared to the same period in 2012 primarily driven by a year over year reduction of inventory restructuring, impairment, and restructuring related charges, SF Settlement recovery of purchase price and by improved order mix and pricing within our large international project business as well as Brazil restructuring benefits.

Operating income for the Aerospace segment increased $13.3 million, or 129%, to $3.0 million for the three months ended September 29, 2013 compared to the same period in 2012. The increase in operating income was primarily driven by net organic increases of $2.8 million (27%) and a $10.5 million reduction in inventory restructuring, impairment, and restructuring related charges from the prior year. Operating margins improved 4,050 basis points to 8.2% compared to the same period in 2012 due primarily to reduced restructuring charges, increased volume and savings associated with the California restructuring.

Operating income for the Flow Technologies segment decreased $0.5 million, or 6%, to $8.3 million for the three months ended September 29, 2013 compared to the same period in 2012. The decrease in operating income was primarily driven by $1.1 million in higher restructuring related charges partially offset by net organic increase of $0.4 million (5%) and favorable foreign currency fluctuations of $0.1 million. Operating margins declined by 110 basis points to 11.9% compared to the same period in 2012 primarily due to increased restructuring related special charges and sales and marketing investments for growth partially offset by improved sales volume, associated leverage and improved pricing.

Corporate operating expenses increased $1.9 million, or 26%, to $9.0 million for the three months ended September 29, 2013 compared to the same period in 2012, primarily due to higher special charges and variable compensation.

Interest Expense, Net
Interest expense, net, decreased $0.4 million to $0.7 million for the three months ended September 29, 2013 compared to the three months ended September 30, 2012. This change in interest expense was primarily due to lower outstanding debt balances.

Other Expense, Net
Other expense, net, was $0.6 million for the three months ended September 29, 2013 compared to $0.6 million in the same period of 2012.

Provision for Taxes
The effective tax rate was 21.7% for the quarter ended September 29, 2013 compared to (92.8)% for the same period of 2012. The primary driver of the higher tax rate in the quarter ended September 29, 2013 was that pre-tax income exceeded $22 million versus less than $1 million in the quarter ended September 30, 2012.

For 2013, we expect an effective income tax rate of approximately 28.0%. The primary driver of this lower tax rate in the quarter was foreign rate differentials, the UK tax rate change and a non-taxable gain on a foreign price purchase settlement, offset by a change in the valuation allowance.

Net Income
Net income increased approximately $15.9 million to $17.7 million for the quarter ended September 29, 2013 compared to $1.9 million for the same period in 2012.

Results of Operations for the Nine Months Ended September 29, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the nine months ended September 29, 2013 and September 30, 2012:

	Nine Months Ended		Nine Months Ended
	September 29, 2013		September 30, 2012		% Change
	(Dollars in thousands)
Net revenues	$643,773	100.0%	$643,946	100.0%	—%
Cost of revenues	443,679	68.9%	462,823	71.9%	(4.1)%
Gross profit	200,094	31.1%	181,123	28.1%	10.5%
Selling, general and administrative expenses	139,561	21.7%	134,562	20.9%	3.7%
Impairment charges	—	—%	10,348	1.6%	(100.0)%
Special charges	3,441	0.5%	1,377	0.2%	149.9%
Operating income	57,092	8.9%	34,836	5.4%	63.9%
Other expense:
Interest expense, net	2,370	0.4%	3,220	0.5%	(26.4)%
Other expense, net	1,807	0.3%	887	0.1%	103.7%
Total other expense	4,177	0.6%	4,107	0.6%	1.7%
Income before income taxes	52,915	8.2%	30,729	4.8%	72.2%
Provision for income taxes	14,619	2.3%	9,138	1.4%	60.0%
Net income	$38,296	5.9%	$21,591	3.4%	77.4%

Net Revenues
Net revenues for the nine months ended September 29, 2013 decreased by $0.2 million, or 0.0%, to $643.8 million from $643.9 million for the nine months ended September 30, 2012. The change in net revenues for the nine months ended September 29, 2013 was attributable to the following:

	Nine Months Ended		Total Change	Operations	Foreign Exchange
Segment	September 29, 2013	September 30, 2012
	(In thousands)
Energy	$316,027	$332,759	$(16,732)	$(18,150)	$1,418
Aerospace	111,986	105,776	6,210	5,479	731
Flow Technologies	215,760	205,411	10,349	10,612	(263)
Total	$643,773	$643,946	$(173)	$(2,059)	$1,886

The Energy segment accounted for 49% of net revenues for the nine months ended September 29, 2013 compared to 52% for the nine months ended September 30, 2012. The Aerospace segment accounted for 17% of net revenues for the nine months ended September 29, 2013 compared to 16% for the nine months ended September 30, 2012. The Flow Technologies segment accounted for 34% of net revenues for the nine months ended September 29, 2013 compared to 32% for the nine months ended September 30, 2012.

Energy segment revenues decreased by $16.7 million, or 5%, for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012. The decrease was primarily driven by $18.2 million (6%) of organic declines primarily due to reductions in the North America short-cycle markets as rig counts are down year over year, offset by favorable foreign currency fluctuations of $1.4 million. Energy segment orders decreased $63.6 million to $318.4 million for the nine months ended September 29, 2013 compared to $382.0 million for the same period in 2012, primarily due to lower North American short-cycle orders and large international projects.

Aerospace segment revenues increased by $6.2 million, or 6%, for the nine months ended September 29, 2013 compared to the same period in 2012. The increase was due to organic growth of $5.5 million (5%) across most areas with the exception of landing gear, and favorable foreign currency fluctuations of $0.7 million. Orders for this segment increased $1.3 million to $112.9 million for the nine months ended September 29, 2013 compared to $111.6 million for the same period in 2012.

Flow Technologies segment revenues increased by $10.3 million, or 5%, for the nine months ended September 29, 2013 compared to the same period in 2012. The revenue increase was due to net organic growth of $10.6 million (5%), offset by unfavorable foreign currency fluctuations of $0.3 million. The organic revenue growth was primarily due to increased process, power, and oil & gas areas. This segment’s customer orders increased $11.1 million to $218.9 million for the nine months ended September 29, 2013 compared to $207.8 million for the same period in 2012 driven by increased process, power, and oil and gas orders.

Special Charges / (Recoveries)

Special charges / (recoveries) of $3.4 million were recorded during the nine months ended September 29, 2013; $(1.7) million of recoveries in our Energy segment, offset by $3.3 million of expenses in our Aerospace segment, $1.2 million of expenses in our Flow Technologies segment, and $0.6 million of expenses in Corporate.

Special charges of $1.3 million were recorded during the nine months ended September 30, 2012; $1.1 million in our Energy segment, $0.2 million in our Aerospace segment, and less than $0.1 million in our Flow Technologies segment.

For additional information on the special charges / (recoveries), see Note 13 of the accompanying unaudited consolidated financial statements.

Operating Income (Loss)
The change in operating income for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012 was as follows:

	Nine Months Ended		Total Change	Operations	Foreign Exchange	Impairment, Special and Restructuring (1)
Segment	September 29, 2013	September 30, 2012
	(Dollars In thousands)
Energy	$46,234	$32,744	$13,490	$6,781	$859	$5,850
Aerospace	5,469	(3,007)	8,476	114	15	8,348
Flow Technologies	28,336	25,503	2,833	4,112	(84)	(1,198)
Corporate	(22,946)	(20,404)	(2,542)	(1,933)	(7)	(600)
Total	$57,093	$34,836	$22,257	$9,074	$783	$12,400
(1) Includes inventory restructuring, impairment and special charges - see tables below

Inventory restructuring, impairment, and special charges for the nine months ended September 29, 2013 and September 30, 2012 were as follows:

	Nine Months Ended	Inventory Restructuring	Impairment Charges		Special and Restructuring
Segment	September 30, 2012
	(In thousands)
Energy	$4,196	$947		$2,156	$1,093
Aerospace	11,609	3,177	8,193		239
Flow Technologies	45	—	—		45
Corporate	—	—	$—		—
Total	$15,850	$4,124	$10,349		$1,377

	Nine Months Ended	Inventory Restructuring	Impairment Charges		Special and Restructuring
Segment	September 29, 2013
	(In thousands)
Energy	$(1,654)	$296		$—	$(1,950)
Aerospace	3,259	(288)	—		3,547
Flow Technologies	1,244	—	—		1,244
Corporate	600	—	—		600
Total	$3,449	$8	$—		$3,441

Operating income increased 64%, or $22.3 million, to $57.1 million for the nine months ended September 29, 2013 compared to $34.8 million for the same period in 2012.

Operating income for our Energy segment increased $13.5 million, or 41%, to $46.2 million for the nine months ended September 29, 2013, compared to the same period in 2012. Operating margins improved 480 basis points to 14.6% on a revenue decrease of 5%, compared to the first nine months in 2012. The increase in operating income was primarily driven by favorable pricing within our large international project business, lower inventory restructuring charges and savings from the Brazil restructuring partially offset primarily by lower impairment charges, lower gross margin associated with lower shipment volume and higher operating expenses.

Operating income for the Aerospace segment increased $8.5 million, or 282%, to $5.5 million for the nine months ended September 29, 2013 compared to the same period in 2012. Operating income was higher primarily due to lower impairment charges, lower inventory restructuring charges, savings from the California restructuring as well as higher gross margin associated with higher shipment volume partially offset by large new program expenses.

Operating income for the Flow Technologies segment increased $2.8 million, or 11%, to $28.3 million for the nine months ended September 29, 2013 compared to the same period in 2012. Operating income was higher primarily due to lower restructuring charges, improved gross margin associated with higher shipment volume and favorable pricing partially offset by sales and marketing investments for growth and special and restructuring charges.

Corporate operating expenses increased $2.5 million, or 12%, to $22.9 million for the nine months ended September 29, 2013 compared to the same period in 2012, primarily due to higher variable compensation.

Interest Expense, Net
Interest expense, net, decreased $0.9 million to $2.4 million for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012. This reduction in interest expense was primarily due to lower interest charges from lower borrowings associated with our revolving credit facility and other borrowings.

Other Expense, Net
Other expense, net, was $1.8 million for the nine months ended September 29, 2013 compared to $0.9 million in the same period of 2012. The difference of $0.9 million was largely the result of the remeasurement of foreign currency balances.

Provision for Taxes
The effective tax rate was 27.6% for the nine months ended September 29, 2013 compared to 29.7% for the same period of 2012. The primary driver of the lower 2013 tax rate was a smaller loss for one of our international subsidiaries, which was not tax-benefited in either period, partially offset by discrete tax benefits recognized in the quarter ended September 30, 2012.

Net Income
Net income increased $16.7 million to $38.3 million for the nine months ended September 29, 2013 compared to $21.6 million for the same period in 2012.

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

The following table summarizes our cash flow activities for the nine months ended September 29, 2013 (in thousands):

Cash flow provided by (used in):
Operating activities	$53,761
Investing activities	(9,831)
Financing activities	(19,357)
Effect of exchange rates on cash and cash equivalents	(27)
Decrease in cash and cash equivalents	$24,546

During the nine months ended September 29, 2013, we generated $53.8 million in operating activities compared to $30.8 million generated during the same period in 2012. The higher amounts of cash provided by operating activities during the nine months ended September 29, 2013 was primarily due to higher net income and increases in accounts payable and accrued expense balances compared to the nine months ended September 30, 2012. The $9.8 million used by investing activities primarily consists of net purchases of capital equipment partially offset by the $3.4 million return of purchase price associated with a business we acquired in 2011. Financing activities used $19.4 million, which included a $19.7 million net reduction of borrowings. As of September 29, 2013, total debt was $49.9 million compared to $70.5 million at December 31, 2012. Total debt as a percentage of total shareholders’ equity was 10.9% as of September 29, 2013 compared to 16.9% as of December 31, 2012.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of September 29, 2013, we had borrowings of $42.4 million outstanding under our credit facility and $52.6 million was allocated to support outstanding letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on September 29, 2013 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.65:1 as of September 29, 2013 compared to 2.43:1 at December 31, 2012. The increase in the current ratio was primarily due to the payment of short term borrowings, which reduced our current liabilities compared to December 31, 2012. As of September 29, 2013, cash and cash equivalents totaled $86.3 million, of which approximately $68.7 million was held in foreign bank accounts. This compares to $61.7 million of cash and cash equivalents as of December 31, 2012 of which $61.7 million was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of September 29, 2013, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $42.4 million borrowed under our revolving credit facility as of September 29, 2013. Based upon expected levels of borrowings under our credit facility in 2013, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.1 million.

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

As of September 29, 2013, we had twenty-three forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
Canadian Dollar/Euro	3	115	Canadian Dollars
U.S. Dollar/Euro	15	13,007	U.S. Dollars
Brazilian Real/Euro	5	0	Brazilian Reais

This compares to twelve forward contracts as of December 31, 2012. The fair value liability of the derivative forward contracts as of September 29, 2013 was approximately $0.1 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2012. The unrealized foreign exchange gain (loss) for the nine month periods ended September 29, 2013 and September 30, 2012 was less than $0.5 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

Changes in Internal Controls Over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended September 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Early in the third quarter of 2012 we commenced arbitration proceedings against the individuals from whom we purchased SF Valves in Brazil for breaches of certain representations and warranties made in the Stock Purchase Agreement dated February 4, 2011. On July 12, 2013 we reached a settlement on the SF Valves arbitration and have received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013.

Asbestos-related product liability claims continue to be filed against two of our subsidiaries-Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Circor Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or our financial condition, consolidated results of operations or liquidity of the Company.
During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. We currently are in the discovery phase of this arbitration and now expect the actual hearings to occur in the second quarter of 2014.
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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at September 29, 2013 and December 31, 2012. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.

On October 31, 2013, the Company announced certain leadership changes in connection with the simplification of its organizational structure. As a result, Wayne F. Robbins, currently Executive Vice President and Chief Operating Officer, will transition into the role of Executive Vice President and Group President--Circor Energy which will now consist of a combination of the Company’s previously existing Energy group together with a majority of the businesses previously in the Flow Technologies group. At the same time, the Company announced that, in connection with this change in organizational structure, Mahesh Joshi, the current Group President -- Circor Energy, will be leaving the Company.

By resolution of the Board of Directors dated October 30, 2013, the Bylaws of the Company were amended in order to afford flexibility on the part of the Board of Directors to hold its regular Annual Meeting either immediately preceding or immediately following the Annual Meeting of Stockholders. Prior to such resolution, the Bylaws contemplated that the regular Annual Meeting of the Board of Directors would occur immediately after the Annual Meeting of Stockholders. The amendment took effect upon adoption by the Board of Directors on October 30, 2013. The preceding is qualified in its entirety by reference to the Company's Amended and Restated Bylaws, as amended, which are attached herewith Exhibit 3.1 and are incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit No.		Description and Location
3.1*		Amended and Restated Bylaws, as amended, of Circor International, Inc as of October 30, 2013.
10.1§*		Agreement, dated as of July 31, 2013, between Circor International, Inc and Frederic M. Burditt
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, as filed with the Securities and Exchange Commission on October 24, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of September 29, 2013 (unaudited) and December 31, 2012
	(ii)	Consolidated Statements of Income for the three and nine months ended September 29, 2013 and September 30, 2012 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended September 29, 2013 and September 30, 2012 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

October 31, 2013	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

October 31, 2013	/s/ Frederic M. Burditt
Frederic M. Burditt
Vice President, Chief Financial Officer
Principal Financial Officer

October 31, 2013	/s/ John F. Kober
John F. Kober
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer