Form 10-K
period 2013-12-31
CIRCOR INTERNATIONAL INC
filed 2014-02-27
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $882,656,431. The registrant does not have any non-voting common equity.

As of February 14, 2014, there were 17,611,451 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 30, 2014. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2013.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We design, manufacture and market highly engineered products and sub-systems used in the Oil & Gas, power generation, aerospace, defense, and other industrial markets. Within our major product groups, we manage a portfolio of flow control and actuation products, sub-systems and technologies that enable us to fulfill our customers’ unique application needs. We have a global presence and operate 20 major manufacturing facilities that are located in the United States, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We have two reporting segments: CIRCOR Energy ("Energy Segment" or "Energy") and CIRCOR Aerospace & Defense ("Aerospace & Defense Segment" or "Aerospace & Defense"). We sell our products through approximately 950 distributors or representatives and directly to end-use customers. As of December 31, 2013, we serviced more than 7,000 customers in over 100 countries around the world.

Strategies

Our objective is to enhance shareholder value by focusing on growth, margin expansion and strong free cash flow. We have a four-point strategy to achieve these objectives.
1) Grow Organically and Through Acquisitions. We leverage the power of our global design capabilities to develop innovative products that solve our customers’ most challenging and critical problems. New products will be an increasingly important part of our growth strategy going forward. In addition, we are positioning ourselves to grow in parts of our end markets where our products are under-represented. This could include establishing a presence in high-growth geographies where we have a limited presence today. It also could include taking products established in one end-market (e.g., power generation) and selling those solutions into other relevant end markets (e.g., Oil & Gas).

In addition to organic growth, we expect to acquire businesses over time. We are primarily focused on companies with differentiated technologies in complementary markets that we already understand; and where we expect substantial growth. In addition to strategic fit, the main criterion for an acquisition is return on invested capital.

2) Simplify CIRCOR. In 2013 we embarked on a long-term journey to simplify CIRCOR. While we made progress in 2013, CIRCOR continues to operate with significant complexity. We have a large number of properties and believe that simplifying this structure will not only expand our margins by reducing cost, but will help us improve our operations and controls.

3) Achieve World Class Operational Excellence. Our Global Operations and Sourcing organizations are focused on improving our quality, delivery, cost, safety and inventory performance. The primary tool for expanding performance at CIRCOR is the CIRCOR Business System. The CIRCOR Business System is based on lean operating techniques designed to continuously improve product and work flow and drive waste out of our design, manufacturing, sales, procurement and office-related processes (“Lean”). We are focused on expanding our CIRCOR Business System that reaches well beyond the four walls of our existing manufacturing facilities. This program will include strong leadership at the top of CIRCOR, more effective training and standardization across the organization, robust processes and metrics, and clear lines of accountability. The CIRCOR Business System will be the foundation of our operational improvements in the future. Achieving operational and business process excellence will be one of the critical elements to our growth, margin expansion and improved working capital objectives.

4) Build the Best Team. Finally, we have a fundamental belief at CIRCOR that the best team wins. We are committed to attracting the most talented people in our industry and we are committed to investing, engaging, challenging and developing our employees. We believe the best people combined with robust process, appropriate metrics, and individual accountability will deliver extraordinary results.

Business Segments

During the fourth quarter of 2013, we consolidated our group structure from three segments to two. This change is in line with our focus on simplifying the way we manage CIRCOR and better aligns our businesses with the customers and end markets we serve. We now operate two business segments, Energy and Aerospace & Defense.

Energy

Energy is a global provider of highly engineered integrated flow control solutions and services in the expanding and evolving Oil & Gas and power generation industries. We specialize in valves and pipeline products and services.

We are focused on satisfying our customers’ mission-critical application needs by utilizing advanced technologies. Our flow control solutions can withstand extreme temperatures and pressures, including land-based and sub-sea applications. Energy is growing its product offering in the severe service sector, which includes applications such as process control, oil sands, pressure control, cryogenic, power steam generation systems and process systems.

We plan to grow Energy by expanding our capabilities in Oil & Gas - upstream, mid-stream and downstream, as well as focusing on the global power generation infrastructure build-out in emerging markets. We expect to grow organically and through acquisitions.

Energy is headquartered in Houston, Texas and has facilities in Oklahoma, Florida, South Carolina, California, New York, China, Canada, United Kingdom, Italy, India, Brazil, Germany and the Netherlands.

Markets and Applications

Energy serves an increasing range of energy-focused global markets. Key to our business strategy is targeting additional markets that can benefit from our innovative products and system solutions. Markets served today include Oil & Gas: upstream (on-shore and off-shore), mid-stream and downstream applications as well as power generation including steam/process applications in both commercial and industrial markets. The upstream and mid-stream markets are primarily served by our large international project, North American short cycle and pipeline businesses and downstream markets served primarily by our instrumentation and sampling businesses.

•
Upstream Oil & Gas markets commonly include all the equipment between the oil/gas reservoir and the outlet on the wellhead. It also incorporates all the activities associated with the installation of this equipment.

•
Mid-stream Oil & Gas: This market begins at the outlet of the wellhead and extends to the fence around the refinery or petrochemical plant. It includes all the ancillary equipment - such as oil field heaters that warm crude oil and are required to move the product through the gathering and pipeline systems to the processing plants - as well as the gas processing plants that prepare and purify the raw natural gas for entry into the major pipeline systems and Liquid Natural Gas (LNG) processes.

•
Downstream Oil & Gas: The downstream market includes the refining, distillation, stripping, degassing, dehydrating, desulpherizing, and purifying of the crude oil to its constituent components or the natural gas to methane.

•
Power Generation: The power generation market is comprised of electric utilities and industrial power producers. Utilities generate, transmit, and distribute electricity for sale in a local market, while industrial power plants generate electrical power for use within the industrial facility, such as a power plant within a steel mill or within a desalination plant. Utilities and industrial power plants can be categorized by fuel or by design such as Cogeneration, Combined Cycle, Coal Gasification, Super-Critical, Ultra-Critical, Nuclear, and Hydro-electric.

Brands

Energy provides its flow control solutions and services through the following significant brands:

KF Valves, Pibiviesse, Circle Seal Controls, Contromatics, CPC Cryolab, Dopak Sampling, GO Regulators, Hoke, Gyrolok, Hydroseal, Laurence, Leslie Controls, Mallard Control, Nicholson Steam Trap, Pipeline Engineering, Rockwood Swendeman, RTK, Sagebrush, SF Valvulas, Spence Engineering and Texas Sampling.

Products

Energy offers a range of flow control solutions (distributed and highly engineered) and services, including:

•	Valves (from 1/8 inch to 64 inches)

◦	Severe Service and General Service Control Valves

◦	Engineered Trunion and Floating Ball Valves

◦	Gate, Globe and Check Valves

•	Instrumentation Fittings and Sampling Systems, including Sight Glasses & Gauge Valves

•	Pipeline systems including Pigging tools, flow control skids and pressure control skids

•	Liquid Level Controllers, Liquid Level Switches, Needle Valves, Pilot Operated Relief Valves, Plugs & Probes Pressure Controllers, Pressure Regulators, Safety Relief Valves.

For our manufactured valve products, we ensure compliance with federal, state and local regulations, as well as industrial standards including those issued by the American Petroleum Institute, International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, European Pressure Equipment Directive, and the American National Standards Institute. In addition, we need to meet standards that qualify us to be on authorized supplier lists with the various global end users.

Customers

Energy’s products and services are sold to end-user customers, such as major oil companies, power generation, process industries and Engineering, Procurement and Construction companies, through sales channels that include direct sales, sales representatives, distributors, and agents.

Revenue and Backlog

Energy accounted for $661.0 million, $659.4 million and $620.7 million, or 77%, 78% and 75%, of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Energy’s backlog as of January 26, 2014 was $295.0 million compared with $271.9 million as of January 27, 2013. We expect to ship all but $33.1 million of the January 26, 2014 backlog by December 31, 2014.

Aerospace & Defense

Aerospace & Defense is a growing industry leader with primary focus areas of actuation systems, control systems (fluid, electromechanical, pneumatic) and landing gear systems.

Aerospace & Defense sub-systems, components and products are flying on many commercial and military aircraft, including single and twin-aisle air transport, business and regional jets, military transports and fighters, and commercial and military rotorcraft. Other markets include unmanned aircraft, shipboard applications, military ground vehicles and space.

We have significant Aerospace & Defense facilities in California, New York, United Kingdom, France and Morocco. Our Aerospace & Defense headquarters is in Corona, California.

Markets and Applications

•
Commercial Aerospace: The commercial aerospace market we serve includes systems and components to support the aviation industry, such as hydraulic, pneumatic, fuel and ground support equipment including maintenance, repair and overhaul (MRO).

•
Defense: The defense market we serve includes military and naval applications where controls or motion switches are needed. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including maintenance, repair and overhaul (MRO).

Brands

Aerospace & Defense provides control solutions and services for critical aerospace and defense applications through the following brands: CIRCOR Aerospace, Circle Seal Controls, Aerodyne Controls, Cambridge Fluid Systems, CIRCOR Bodet, CIRCOR Industria, and Hale Hamilton.

Products
Aerospace & Defense primarily manufactures controls (fluid, electromechanical, pneumatic), landing gear, and actuation components and sub-systems. In the manufacture of our products, we must comply with certain certification standards, such as AS9100C, ISO 9001:2008, National Aerospace & Defense Contractors Accreditation Program, Federal Aviation Administration Certification and European Aviation Safety Agency.
Customers

Aerospace & Defense products and services are used by a range of customers, including those in the military and defense, commercial aerospace, and business and general aviation markets.

Revenue and Backlog

CIRCOR Aerospace and Defense accounted for $196.8 million, $186.2 million and $201.7 million, or 23%, 22% and 25%, of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Aerospace & Defense backlog as of January 26, 2014 was $171.9 million compared with $179.9 million as of January 27, 2013. We expect to ship all but $44.7 million of the January 26, 2014 backlog by December 31, 2014.

CIRCOR Consolidated

Competition

The domestic and international markets for our products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product quality, performance, on-time delivery, customer service, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering also are important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products and to adapt existing products to specific customer applications.

The primary competitors of our Energy segment include: Balon Corporation, Cameron International Corp., Curtiss-Wright Corporation, Flowserve Corporation, IMI plc, Pentair Ltd, PetrolValves, SPX Corporation, Swagelok Company, and Valvitalia S.p.A.

The primary competitors of our Aerospace & Defense segment include: Crane Co., Cobham PLC, Eaton Corporation, GE Aviation, Heroux Devtek Inc, Lee, Magnaghi, Marotta, Maxon, Meggitt PLC, Triumph.

New Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, high temperature, and caustic flow. Our solutions offer the highest standards of reliability, safety and durability in applications requiring precision movement and zero leakage.

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Energy segment operation can meet the tolerance requirements of sub-sea, cryogenic environments as well as critical service steam applications. Our Aerospace & Defense segment continues to expand its integrated systems design and testing capability to support bundled systems for aeronautics applications. These testing and manufacturing capabilities enable us to develop customer-specified applications. In many cases, the unique characteristics of our customer-specified technologies have been subsequently used in broader product offerings.

We have expanded our engineering capability and capacity for new designs by using our India organization as a global engineering and technology center. Our research and development expenditures for the years ended December 31, 2013, 2012 and 2011, were $6.5 million, $8.4 million and $6.1 million, respectively.

Customers

For the years ended December 31, 2013, 2012 and 2011, we did not have any customers with revenues that exceeded 5% of our consolidated revenues. Our businesses sell into both long term capital projects as well as short cycle rapid turn operators. As a result, we tend to experience fluctuations in revenues and operating results at various points across economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature due to the fluctuation of the worldwide demand for oil and gas. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets decreases. These declines could have a material adverse effect on our business, financial condition and operations. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition and operations.

Selling and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions. Those channels include direct sales, distributors and commissioned representatives. Our distribution and representative networks typically offer technically trained sales forces with strong relationships in key markets.

We believe that our well-established sales and distribution channels constitute a competitive strength. We believe that we have good relationships with our representatives and distributors. We continue to implement marketing programs to enhance these relationships. Our ongoing distribution-enhancement programs include reducing lead times, introducing new products, and offering competitive pricing, application design, technical training, and literature.

Intellectual Property

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

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials, including stainless steel, carbon steel, bronze, copper, brass and aluminum. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by higher sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Employees and Labor Relations

As of January 27, 2014, our worldwide operations directly employed approximately 2,800 people. We have 45 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 241 employees in France, 211 in Italy, 115 in Brazil, 68 in the United Kingdom, 40 in the Netherlands and 34 in Morocco covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

Environmental Regulations and Proceedings

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

We currently do not anticipate any materially adverse effect on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2013, we capitalized approximately $0.6 million and expensed $1.6 million related to environmental and safety control facilities. For the year ending December 31, 2014, we expect to capitalize $0.5 million and expense $1.5 million related to environmental and safety control facilities.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a quarterly basis, additional reports on Form 8-K from time to time, and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K, Definitive Proxy Statement and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at http://investors.CIRCOR.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

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

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. We sell our products principally to aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment, Oil & Gas exploration, transmission and refining, power generation, chemical processing and maritime markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets can result in lower profit margins.

In particular, our energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns or anticipated downturns in demand for oil and gas products could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military, and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

We face significant competition and, if we are not able to respond to competition, our revenues may decrease.

We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets. We consider product quality, performance, customer service, on-time delivery, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, involving a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. The majority of our transactions are denominated in either U.S. dollar or Euro currency. Accordingly, currency fluctuations could cause our U.S. dollar and/or Euro priced products to be less competitive than our competitors’ products that are priced in other currencies.

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

Implementation of our acquisition, divestiture, restructuring, or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

One of our continued strategies is to increase our revenues and expand our markets through acquisitions that will provide us with complementary Energy and Aerospace & Defense products and access to additional geographic markets. We expect to spend significant time and effort expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, there can be no assurance that companies we acquire ultimately will achieve the revenues, profitability or cash flows, or generate the synergies upon which we justify our investment in them; as a result, any such under-performing acquisitions could result in impairment charges which would adversely affect our results of operations. In addition, acquisitions may involve a number of special risks, including: adverse effects on our reported operating results; use of cash; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities.

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

A recent focus of our Company is to simplify the way we are organized and the number of facilities we manage. We believe that such focus will reduce overhead structure, enhance operational synergies, and result in improved operating margins. Nevertheless, we may not achieve expected cost savings from restructuring and simplification activities and actual charges, costs and adjustments due to such activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies, margin improvement, and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative overhead, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings; and our ability to avoid labor disruption in connection with integration efforts or divestitures.

If we do not realize the expected benefits or synergies of any acquisition, divestiture, restructuring, or simplification activities, our business, financial condition, results of operations and cash flow could be negatively impacted.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. One or more of these factors could prevent us from successfully expanding our presence in these international markets and could also have a material adverse effect on our current international operations.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In addition, we continue to increase our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. Managing a geographically diverse supply base inherently poses significant logistical challenges. While we believe that we also have improved our ability to effectively manage a global supply base, a risk nevertheless exists that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The occurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could result in reductions of our operating and net income in future periods.

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

We may use forward contracts to help manage the currency risk related to certain business transactions denominated in foreign currencies. We primarily utilize forward exchange contracts with maturities of less than eighteen months. To the extent these transactions are completed, the contracts do not subject us to significant risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to offset significant risk related to fluctuations in currency exchange rates.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, financial condition, results of operations and prospects.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems' improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If company, personal or otherwise protected information is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected parties and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under federal, state, or international laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, results of operations and prospects.

The trading price of our common stock continues to be volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and, in the past, has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet our performance estimates or performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. In recent years, the unprecedented nature of credit and financial crises and economic recessions, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

For example, in recent years the stock market as a whole experienced dramatic price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

If our internal control over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

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

Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products are used in the aerospace, military, commercial aircraft, pharmaceutical, medical, analytical equipment, Oil & Gas exploration, transmission and refining, power generation, chemical processing and maritime industries. These industries require products that meet stringent performance and safety standards. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to our competitors and damage to our ability to attract new customers, which could have a material adverse effect on our business, financial condition or results of operations.

A change in international governmental policies or restrictions could result in decreased availability and increased costs for certain components and finished products that we purchase from sources in foreign countries, which could adversely affect our profitability.

Like most manufacturers of fluid control products, we attempt, where appropriate, to reduce costs by seeking lower cost sources of certain components and finished products. Many such sources are located in developing countries such as the People’s Republic of China, India and Taiwan, where a change in governmental approach toward U.S. trade could restrict the availability to us of such sources. In addition, periods of war or other international tension could interfere with international freight operations and hinder our ability to purchase such components and products. A decrease in the availability of these items could hinder our ability to timely meet our customers’ orders. We attempt, when possible, to mitigate this risk by maintaining alternate sources for these components and products and by maintaining the capability to produce such items in our own manufacturing facilities. However, even when we are able to mitigate this risk, the cost of obtaining such items from alternate sources or producing them ourselves is often considerably greater, and a shift toward such higher cost production could therefore adversely affect our profitability.

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

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility, including the recent and current conflicts in Iraq, Afghanistan and the Middle East, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Western Europe, the People’s Republic of China, Morocco, Brazil and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts and acts of war.

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

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, became effective for 2013 and requires a disclosure report to be filed by May 31, 2014, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We maintain 20 major manufacturing facilities worldwide, including operations located in the United States, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We also maintain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

Our Energy segment has major manufacturing facilities located in the United States, Italy, the United Kingdom, Brazil, Germany, India, the Netherlands and the People’s Republic of China. Properties in Nerviano, Italy and Spartanburg, South Carolina are leased. Our Aerospace & Defense segment has major manufacturing facilities located in the United States, France, the United Kingdom and Morocco. Properties in Hauppauge, New York, Corona, California and Cambridge, United Kingdom are leased.

Segment	Leased	Owned	Total
Energy	2	10	12
Aerospace & Defense	3	5	8
Total	5	15	20

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

Item 3.    Legal Proceedings.

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. On January 24, 2014 we reached a settlement on the TMW arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a gain of approximately $2.2 million during the first quarter of 2014.
In late 2013 our former parent, Watts Water Technologies, Inc. (“Watts”), notified us of a claim in the approximate aggregate amount of $4.2 million.  In its claim Watts contends, pursuant to the Distribution Agreement dated October 1, 1999 which governed the spinoff of CIRCOR from Watts, that we are partially responsible for retrospective insurance premium adjustments and deductibles paid by Watts to insurers under certain legacy insurance policies that covered both Watts and CIRCOR subsidiaries prior to our 1999 spinoff. The claim also includes both interest paid to insurers as well as attorneys’ fees spent by Watts in disputing its contractual obligations. We are vigorously contesting this claim and believe that any resolution of this matter will not have a material adverse effect on our financial condition or results of operations.
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
We are currently involved in various other legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position.

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

As of February 14, 2014, there were 17,611,451 shares of our common stock outstanding and we had 70 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and both a current and former peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2008 and ending December 31, 2013. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Composite Index and the peer groups on December 31, 2008 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

During early 2013, two of the companies previously listed in our peer group (Gardner Denver Inc. and Robbins & Meyers, Inc.) were acquired and ceased to be publicly listed. As a result, we engaged in an analysis to determine our most appropriate peer group. This analysis considered several factors including similarities in end markets, product lines, geographic coverage, and overlapping investment analyst coverage. Consequently, we have determined that the most appropriate peer group consists of those companies denominated below as “Current Peer Group.”

	12/08	12/09	12/10	12/11	12/12	12/13
CIRCOR International, Inc.	100.00%	92.15%	155.42%	130.36%	146.82%	300.39%
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Former Peer Group (1)	100.00	136.32	197.87	192.05	235.99	349.89
Current Peer Group (2)	100.00	161.96	202.64	193.85	243.05	337.51

(1) Former Peer Group companies include: Crane Co., Flowserve Corp, Gardner Denver Inc., Idex Corp., Moog Inc., Parker Hannifin Corp., Robbins & Myers Inc., and Roper Industries Inc. As Gardner Denver Inc. and Robbins & Meyers Inc. are no longer publicly listed, the stock performance data and chart for the Former Peer Group does not include these companies.

(2) Current Peer Group companies include: Cameron International Corporation, Crane Co., Curtiss-Wright Corporation, Flowserve Corporation, IMI plc, Pentair Ltd., SPX Corporation, and Woodward, Inc.

Item 6.    Selected Financial Data.

The following table presents certain selected financial data that has been derived from our audited consolidated financial statements and related notes and should be read along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes included in this Annual Report.

The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from our audited consolidated financial statements not included in this report.

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data (1):
Net revenues	$857,808	$845,552	$822,349	$685,910	$642,622
Gross profit	267,601	241,543	225,395	197,269	194,579
Operating income (loss)	69,173	46,531	56,298	14,986	3,711
Income (loss) before interest and taxes	64,037	41,759	50,196	12,509	3,084
Net income (loss)	47,121	30,799	36,634	12,624	5,870
Balance Sheet Data:
Total assets	$726,650	$709,981	$722,523	$616,195	$562,053
Total debt (2)	49,638	70,484	105,123	1,535	7,479
Shareholders’ equity	476,887	418,247	384,085	356,820	350,408
Total capitalization	526,525	488,731	489,208	358,355	357,887
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$72,206	$60,523	$(48,833)	$36,844	$46,552
Investing activities	(13,264)	(17,629)	(38,005)	(27,781)	(32,577)
Financing activities	(19,235)	(37,408)	97,052	(8,615)	(18,041)
Net interest expense	3,161	4,259	3,930	2,516	1,068
Capital expenditures	17,328	18,170	17,901	14,913	11,032
Diluted earnings (loss) per common share	$2.67	$1.76	$2.10	$0.73	$0.34
Diluted weighted average common shares outstanding	17,629	17,452	17,417	17,297	17,111
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)
The statement of income data for the year ended December 31, 2013 includes inventory restructuring charges of $0.6 million, impairment charges of $6.9 million relating to indefinite lived intangible assets, and special charges, net of recoveries of $8.6 million. See Notes to consolidated Financial statements No. 4 & No. 7 for additional details. The statement of income data for the year ended December 31, 2012 includes inventory restructuring of $4.2 million, impairment charges of $10.3 million, and special charges of $5.3 million. No special or impairment charges were included in the statement of income data for the years ended December 31, 2011 and 2010. The statement of income data for the year ended December 31, 2009 includes special recoveries of $1.7 million relating to a 2007 asset sale within our Energy segment and impairment charges of $0.5 million consisting of the impairment of two trade names. The statement of income data for the years ended December 31, 2011, 2010, and 2009 include Leslie asbestos and bankruptcy costs of $0.7 million, $32.8 million, and $54.1 million, respectively, primarily within our Energy segment.

(2)	Includes capital leases obligations of: $0.3 million, $0.5 million, $0.6 million, $0.4 million and $0.6 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’

performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of certain of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products and sub-systems used in the Oil & Gas, power generation, aerospace, defense and industrial markets. Within our major product groups, we develop, manufacture, sell and service a portfolio of fluid-control products, sub-systems and technologies that enable us to fulfill our customers’ unique fluid-control application needs.

During the fourth quarter of 2013 we changed our organizational structure to simplify the way the Company is managed and better align our business with our end markets. As part of this organizational change, the Company announced that it would consolidate its segment and reporting structure from three to two. The first segment is Energy, which will include all of the businesses from the existing Energy segment and a majority of the former ‘Flow Technologies’ businesses. The primary markets served in the new Energy segment are Oil & Gas: upstream, mid-stream and downstream; as well as the global power generation market. The second segment is Aerospace & Defense, which will include all of the former Aerospace segment businesses plus the UK-based defense-oriented businesses from the former Flow Technologies segment.

Regarding our 2013 results, we had consolidated revenues of $857.8 million, with Energy representing 77% of total revenue and Aerospace & Defense representing 23%. Operating income increased 49% to $69.2 million inclusive of 2013 and 2012 inventory restructuring, impairment, and special charges of $16.1 million and $19.8 million respectively, which are associated with productivity benefits we expect to realize through 2014. Cash flow provided by operating activities for 2013 was $72.2 million.
As we look to 2014, we expect the North American and emerging markets to improve modestly and Europe to experience slow growth, with the exception of North Sea activities.  We believe that there will be improved growth in most of the Energy markets we serve specifically the power generation markets within Asia, and we believe Aerospace & Defense markets will experience modest growth.  We intend to continue focusing on both organic and acquisition growth opportunities and investing in technologies that help to solve our customers’ problems.  Attracting and retaining talented personnel, including the development of a global operations and supply chain management organization, will be an important part of our strategy during 2014.  In addition we expect to further simplify CIRCOR and improve Operational Excellence by aligning people, processes and technology and reducing complexity, facilities and suppliers.  We believe our cash flow from operations and financing capacity is adequate to support these activities.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to currently reported presentations. We monitor our business in two segments: Energy and Aerospace & Defense.

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post-delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. We have limited long-term arrangements with customers, representing less than 1% of our revenue, requiring delivery of products or services over extended periods of time and revenue and profits on certain of these arrangements are recognized in accordance with the percentage of completion method of accounting. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

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

Our net inventory balance was $199.4 million as of December 31, 2013, compared to $198.0 million as of December 31, 2012. Our inventory allowance as of December 31, 2013 was $21.3 million, compared to $22.3 million as of December 31, 2012. Our provision for inventory obsolescence was $5.1 million, $8.3 million, and $4.2 million, for 2013, 2012, and 2011, respectively. Included in the inventory obsolescence charge for the twelve months ended December 31, 2013 is $0.3 million and $0.4 million of restructuring related inventory obsolescence charges for the Energy and Aerospace & Defense segments, respectively. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowance.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Inventory management remains an area of focus as we balance the need to maintain adequate inventory levels to ensure competitive lead times against the risk of excess or obsolete inventory.

Penalty Accruals

Some of our customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2013 and 2012 were $10.3 million and $8.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2013, 2012, and 2011, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2013, 2012 and 2011, we had no customers from which we derived revenues that exceeded 5% of our consolidated revenues.

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

Impairment Analysis

In accordance with Accounting Standard Codification ("ASC") 350, Intangibles-Goodwill and Other, we utilize each of our operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2013, the Company’s two reporting units were Energy and Aerospace & Defense with respective goodwill balances of $52.9 million and $22.9 million.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill and indefinite-lived intangible assets are recorded at cost; intangible assets with definitive lives are amortized over their useful lives. For goodwill and intangible assets with indefinite lives, we perform an impairment assessment at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. Our annual impairment assessment is a two-step process. The first step requires a comparison of the implied fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the evaluation must be performed. In the second step, the potential impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value. We also utilize the comparable company multiples method and market transaction fair value method to validate the fair value amount we obtain using the income approach. The key assumptions utilized in our discounted cash flow model include our estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and our assessment of our current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact our fair value determinations. As discussed elsewhere in this Form 10-K regarding risks and other factors that may cause our results to vary materially, some of our end markets are cyclical and we face significant competition. As such, we may experience fluctuations in revenues and operating results resulting in the non-achievement of our estimated growth rates, operating performance and working capital estimates utilized in our discounted cash flow models.

In fiscal year 2013 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2013 goodwill assessment exceeded the carrying amounts by approximately 283% and 95% for our Energy and Aerospace & Defense reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. Actual 2013 results were substantially consistent overall with estimates and assumptions made for purposes of our goodwill impairment analysis performed in October. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, we may be required to record impairment charges. By way of example, a 10% reduction in our Aerospace & Defense reporting unit projected cash flows would not result in the fair value being lower than the carrying value.

The goodwill recorded on the consolidated balance sheet as of December 31, 2013 was $75.9 million compared with $77.4 million as of December 31, 2012 with the only change being due to foreign currency fluctuations. Net intangible assets as of December 31, 2013 were $35.7 million compared to $45.2 million as of December 31, 2012. The total amount of non-amortizing assets, net of impairment was $17.0 million and $23.6 million, as of December 31, 2013 and 2012, respectively.

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. These assets are reviewed at least annually for impairment, or more frequently if facts and circumstances warrant. We also utilized a fair value calculation to evaluate these assets.

See Notes 2 and 7 of the accompanying consolidated financial statements for further information on our goodwill and annual impairment analysis.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of research and development ("R&D") tax credits, domestic manufacturing deduction, state taxes and the tax impact of non-U.S. operations. Our effective tax rate was 26.4%, 26.2%, and 27.0% for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

For 2014, we expect an effective income tax rate of approximately 28.0%, which excludes any potential R&D benefit. On January 2, 2013, the President of the United States signed legislation that retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. Furthermore, the Company utilized the 2013 R&D credit in 2013. Accordingly, the Company recorded the entire benefit of the R&D tax credit attributable to 2012 during 2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa or if the R&D credit is not extended in future years. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

In 2013, net deferred income tax assets decreased compared to 2012, primarily due to utilization of deferred tax assets of our Italian subsidiary. We maintained a total valuation allowance of $13.9 million and $13.5 million at December 31, 2013 and December 31, 2012, respectively, for deferred income tax assets due to uncertainties related to our ability to utilize these assets. Such deferred income tax assets consist of certain foreign tax credits, foreign deferred tax assets, state net operating losses, and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

Except for the Company’s Dutch subsidiary, undistributed earnings of foreign subsidiaries are generally considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded. No provision is required for the undistributed earnings of the Dutch subsidiary.

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. As of December 31, 2013 and December 31, 2012, accrued interest and penalties were $0.7 million and $0.9 million, respectively.

As of December 31, 2013, the liability for uncertain income tax positions was $1.6 million excluding interest of $0.7 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Pension Benefits

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain former highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation.

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

As required in the recognition and disclosure provisions of ASC Topic 715, Compensation - Retirement Benefits, the Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date. See Note 13 of the accompanying consolidated financial statements for further information on our benefit plans.

Assets of our qualified pension plan are comprised of equity investments of companies in the United States with large and small market capitalizations, fixed income securities issued by the United States government, or its agencies, and certain international equities. There are no shares of our common stock in the plan assets.

The expected long-term rate of return on plan assets used to estimate pension expenses was 7.00% for 2013 and 2012. For the qualified plan, the discount rate used to estimate the net pension expense was 4.70% for 2013 and 3.85% for 2012. For the nonqualified plan, the discount rate used to estimate the net pension expenses for 2013 was 4.30% and for 2012 was 3.35%.

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized over approximately a twenty-six year period for the qualified plan, and a twenty year period for the nonqualified plan, which represents the weighted average expected remaining life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.

The fair value of our defined benefit plans’ assets at December 31, 2013 was less than the estimated projected benefit obligations. The fair value of plan assets increased $4.7 million to $38.3 million as of December 31, 2013. The Company’s net pension liability decreased $9.6 million to $9.5 million as of December 31, 2013. See Note 13 of the accompanying consolidated financial statements for further information on our benefit plans.

During 2013, we made $1.6 million in cash contributions to our qualified defined benefit pension plan and $0.4 million of cash payments for our non-qualified supplemental plan. In 2014, we expect to make voluntary cash contributions of approximately $1.6 million to our qualified plan and $0.4 million in payments for our non-qualified plan, although global capital market and interest rate fluctuations and other future funding requirements may impact cash contribution amounts.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2013 and December 31, 2012:

	Year Ended
	December 31, 2013		December 31, 2012		% Change
	(Dollars in thousands)
Net revenues	$857,808	100.0%	$845,552	100.0%	1.4%
Cost of revenues	590,207	68.8%	604,009	71.4%	(2.3)%
Gross profit	267,601	31.2%	241,543	28.6%	10.8%
Selling, general and administrative expenses	182,954	21.3%	179,382	21.2%	2.0%
Impairment charges	6,872	0.8%	10,348	1.2%	(33.6)%
Special charges, net	8,602	1.0%	5,282	0.6%	62.9%
Operating income	69,173	8.1%	46,531	5.5%	48.7%
Other expense:
Interest expense, net	3,161	0.4%	4,259	0.5%	(25.8)%
Other expense, net	1,975	0.2%	513	0.1%	285.0%
Total other expense	5,136	0.6%	4,772	0.6%	7.6%
Income before income taxes	64,037	7.5%	41,759	4.9%	53.3%
Provision for income taxes	16,916	2.0%	10,960	1.3%	54.3%
Net income	$47,121	5.5%	$30,799	3.6%	53.0%

Net Revenues

Net revenues for the year ended December 31, 2013 increased by $12.3 million, or 1%, to $857.8 million from $845.6 million for the year ended December 31, 2012. The change in net revenues for the year ended December 31, 2013 was attributable to the following:

	Year Ended
Segment	December 31, 2013	December 31, 2012	Total Change	Operations	Foreign Exchange
	(Dollars In thousands)
Energy	$660,970	$659,382	$1,588	$(2,153)	$3,741
Aerospace & Defense	196,838	186,170	10,668	10,066	602
Total	$857,808	$845,552	$12,256	$7,913	$4,343

Our Energy segment accounted for 77% of net revenues for the year ended December 31, 2013 compared to 78% for the year ended December 31, 2012 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues increased slightly, for the year ended December 31, 2013 compared to the same period in 2012. The increase was primarily driven by a favorable foreign currency impact of $3.7 million partially offset by organic declines. Organic revenue decreases of 4% in the North American short-cycle business driven in large part by lower rig counts year over year, were partially offset by increases in large international projects (4%). Increased shipments from our power group and instrumentation and sampling businesses were offset by lower shipments from our Brazilian business. Energy segment orders decreased $22.5 million (3%) to $691.7 million for the twelve months ended December 31, 2013 compared to $714.2 million for the same period in 2012, primarily due to lower North American short-cycle orders (4%) driven in large part by lower rig counts in North America and higher inventory levels at our distribution customers partially offset by higher orders from our instrumentation and sampling business (1%).

Aerospace & Defense segment revenues increased by $10.7 million (6%) for the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of organic increases of $10.1 million plus favorable foreign currency fluctuations of $0.6 million. The organic increases were primarily due to higher sales across most of our businesses as we began delivering products for our new programs. Aerospace & Defense orders remained consistent at $189.6 million for the twelve months ended December 31, 2013 and the same period in 2012.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2013 compared to the year ended December 31, 2012 was as follows:

	Year Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring, Impairment, & Special Charges (1)
Segment	December 31, 2013	December 31, 2012
	(Dollars In thousands)
Energy	$90,786	$67,761	$23,025	$19,264	$1,148	$2,613
Aerospace & Defense	6,177	4,774	1,403	2,063	(127)	(533)
Corporate	(27,790)	(26,004)	(1,786)	(3,376)	—	1,590
Total	$69,173	$46,531	$22,642	$17,951	$1,021	$3,670

Inventory restructuring, impairment, and special charges for the twelve months ended December 31, 2013 and December 31, 2012 were as follows:

	Year Ended	Inventory Restructuring*		Impairment Charges		Special Charges
Segment	December 31, 2013
	(in thousands)
Energy	$2,518		$296		$—		$2,222
Aerospace & Defense	12,459	351		6,872		5,236
Corporate	1,144	—		—		1,144
Total	$16,121	$647		$6,872		$8,602

	Year Ended	Inventory Restructuring*		Impairment Charges		Special Charges
Segment	December 31, 2012
	(in thousands)
Energy	$5,131		$924		$2,156		$2,051
Aerospace & Defense	11,926	3,237		8,193		496
Corporate	2,734	—		—		2,734
Total	$19,791	$4,161		$10,349		$5,281
* Inventory Restructuring charges are included in Cost of Revenues.

Impairment Charges

During fourth quarter of 2013, in connection with a change to our organizational structure to simplify the way the Company is managed as well as other evolving business factors, we determined that certain Aerospace & Defense trade name intangible assets had no future usage and should be impaired. This resulted in an indefinite-lived intangible asset impairment charge during the year ended December 31, 2013 of $6.9 million.

During the year ended December 31, 2012 we recorded intangible asset impairment charges of $2.2 million and $8.2 million for the Energy and Aerospace & Defense segments, respectively. These impairment charges were primarily a result of restructuring activities at operations in Brazil and California.

See Note 7 to the consolidated financial statements for further information on impairment of intangible assets.

Special Charges / (Recoveries)

During the twelve months ended December 31, 2013 we incurred $8.6 million of special charges, net of recoveries. These charges of $5.4 million and $5.2 million for the Energy and Aerospace & Defense segments, respectively, were associated with restructuring actions that were announced in both 2013 and 2012. In addition we incurred $1.1 million of Corporate special compensation-related charges associated with the retirement of our former CFO. These special charges were offset by special recoveries associated with an arbitration recovery of $3.2 million in the Energy segment. For additional information on the special charges (recoveries) net, see note 4 of the accompanying consolidated financial statements.

During the twelve months ended December 31, 2012 we incurred $5.3 million in special charges; $2.5 million associated with our 2012 Announced Restructuring and $2.7 million associated with the separation of our former CEO.

Operating income increased 49%, or $22.6 million, to $69.2 million for the year ended December 31, 2013 compared to $46.5 million for the same period in 2012.

Operating income for our Energy segment increased $23.0 million, or 34%, to $90.8 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in operating income was primarily driven by higher organic increases of $19.3 million, favorable foreign currency impacts of $1.1 million and lower inventory restructuring, impairment, and special charges of $2.6 million in 2013 compared to 2012. Operating margins improved 340 basis points to 13.7% on essentially flat revenue growth. Organic operating margins increased 280 basis points primarily driven by higher shipments and favorable pricing within our large international project business (approximately 290 basis points) and power businesses (approximately 90 basis points). These organic increases were partially offset by decreased revenue in the North American short cycle market (approximately 100 basis points) driven primarily by lower rig counts year over year.

Operating income for the Aerospace & Defense segment increased $1.4 million, or 29%, to $6.2 million for the year ended December 31, 2013 compared to the same period in 2012. Operating income improved primarily due to $2.1 million of operational improvements offset by higher inventory restructuring, impairment, and special charges of $0.5 million in 2013 compared to 2012. Organically operating income increased $1.0 million primarily due to increased shipments in our UK-based defense businesses, productivity from restructuring actions, partially offset by increased new program development and start- up costs and factory reorganization costs associated with landing gear production.

Corporate operating expenses increased $1.8 million, or 7%, to $27.8 million, for the year ended December 31, 2013 compared to the same period in 2012, primarily due to higher incentive and share based compensation and professional fees partially offset by lower special charges.

Interest Expense, Net

Interest expense, net, decreased $1.1 million to $3.2 million for the year ended 2013 compared to $4.3 million for the year ended December 31, 2012. This decrease in interest expense was primarily due to lower interest charges from lower international borrowings.

Other Expense, Net

Other expense, net, was $2.0 million for the year ended December 31, 2013 compared to $0.5 million in the same period of 2012 due largely as a result of unfavorable foreign exchange expenses associated with the remeasurement of foreign currency balances.

Provision for Income Taxes

The effective tax rate was 26.4% for the year ended December 31, 2013 compared to 26.2% for the same period of 2012. The primary driver of the lower 2012 tax rate was higher foreign source income which is taxed at a lower rate than U.S. income.

Net Income

Net income increased $16.3 million to $47.1 million for the year ended December 31, 2013, compared to $30.8 million for the same period in 2012.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2012 and December 31, 2011:

	Year Ended
	December 31, 2012		December 31, 2011		% Change
	(Dollars in thousands)
Net revenues	$845,552	100.0%	$822,349	100.0%	2.8%
Cost of revenues	604,009	71.4%	596,954	72.6%	1.2%
Gross profit	241,543	28.6%	225,395	27.4%	7.2%
Selling, general and administrative expenses	179,382	21.2%	168,421	20.5%	6.5%
Leslie asbestos and bankruptcy charges, net	—	0.0%	676	0.1%	N/A
Impairment charges	10,348	1.2%	—	0.0%	N/A
Special charges	5,282	0.6%	—	0.0%	N/A
Operating income	46,531	5.5%	56,298	6.8%	(17.3)%
Other expense:
Interest expense, net	4,259	0.5%	3,930	0.5%	8.4%
Other expense, net	513	0.1%	2,172	0.3%	(76.4)%
Total other expense	4,772	0.6%	6,102	0.7%	(21.8)%
Income before income taxes	41,759	4.9%	50,196	6.1%	(16.8)%
Provision for income taxes	10,960	1.3%	13,562	1.6%	(19.2)%
Net income	$30,799	3.6%	$36,634	4.5%	(15.9)%

Net Revenue

Net revenues for the year ended December 31, 2012 increased by $23.2 million, or 3%, to $845.6 million from $822.3 million for the year ended December 31, 2011. The change in net revenues for the year ended December 31, 2012 was attributable to the following:

	Year Ended
Segment	December 31, 2012	December 31, 2011	Total Change	Acquisitions	Operations	Foreign Exchange
	(in thousands)
Energy	$659,382	$620,682	$38,700	$1,525	$55,045	$(17,870)
Aerospace & Defense	186,170	201,666	(15,496)	—	(11,661)	(3,835)
Total	$845,552	$822,348	$23,204	$1,525	$43,384	$(21,705)

Our Energy segment accounted for 78% of net revenues for the year ended December 31, 2012 compared to 75% for the year ended December 31, 2011.

Energy segment revenues increased by $38.7 million, or 6%, for the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily driven by $55 million (9%) of organic growth across most markets with large increases in the short-cycle North American market (6%), large international project shipments (2%), and Brazil (1%), partially offset by lower pipeline shipments (1%). In addition, this year over year increase was due to $1.5 million in additional revenue from the first quarter 2011 acquisition of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”) located in Brazil. Partially offsetting the increase was unfavorable foreign currency fluctuations of $17.9 million (3%). Orders for this segment increased $93.5 million to $714.2 million for the year ended December 31, 2012 compared to $620.6 million for the year ended December 31, 2011 primarily due to improvements in North American short-cycle orders and large international projects. Backlog for our Energy segment has increased $46.3 million to $266.0 million as of December 31, 2012 compared to $219.7 million as of December 31, 2011. The increases in backlog were primarily due to higher order levels within our large international project business.

Aerospace & Defense segment revenues decreased by $15.5 million (8%) for the year ended December 31, 2012 compared to the same period in 2011. The decrease was primarily due to a net organic decline of $11.7 million (6%), primarily due to lower shipments to Light Emitting Diode ("LED") equipment producers (11%), offset by growth across most other Aerospace & Defense businesses with the exception of landing gear programs. Orders for this segment decreased $38.4 million to $189.6 million for the year ended December 31, 2012 compared to $227.9 million for the year ended December 31, 2011 primarily due to a $26.0 million multi-year military landing gear order placed in the third quarter of 2011 and lower LED orders. Order backlog increased $0.9 million to $181.1 million as of December 31, 2012 compared to $177.8 million as of December 31, 2011 primarily due to higher European commercial bookings, partially offset by landing gear overhaul decline as we exited this part of the business as part of our restructuring activities.

Operating Income

The change in operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011 was as follows:

	Year Ended		Total Change	Acquisitions	Operations	Foreign Exchange	Inventory Restructuring, Impairment, & Special Charges (1)	Leslie Asbestos
Segment	December 31, 2012	December 31, 2011
	(Dollars In thousands)
Energy	$67,761	$51,509	$16,252	$(398)	$20,794	$380	$(5,132)	$608
Aerospace & Defense	4,774	22,816	(18,042)	—	(5,872)	(245)	(11,925)	—
Corporate	(26,004)	(18,027)	(7,977)	—	(5,319)	10	(2,734)	68
Total	$46,531	$56,298	$(9,767)	$(398)	$9,603	$145	$(19,791)	$676

The inventory restructuring, impairment, and special charges for the twelve months ended December 31, 2012 were as follows; there were no inventory restructuring, impairment, or special charges recorded in 2011:

	Year Ended	Inventory Restructuring*		Impairment Charges		Special Charges
Segment	December 31, 2012
	(in thousands)
Energy	$5,132		$925		$2,156		$2,051
Aerospace & Defense	11,925	3,237		8,192		496
Corporate	2,734	—		—		2,734
Total	$19,791	$4,162		$10,348		$5,281
* Inventory Restructuring charges are included in Cost of Revenues.

Leslie Asbestos and Bankruptcy Related Charges, Net

Asbestos and bankruptcy related charges are primarily associated with our subsidiary Leslie Controls, Inc. (“Leslie”) in the Energy segment.  There were no ongoing costs associated with Leslie’s asbestos litigation for the year ended December 31, 2012. The $0.7 million bankruptcy related charges for the year ended December 31, 2011 was comprised of bankruptcy related professional fees.

On April 28, 2011, Leslie emerged from Chapter 11 bankruptcy protection. Under the terms of the bankruptcy plan, all current and future asbestos related claims against Leslie, as well as all current and future derivative claims against CIRCOR, are now permanently channeled to a trust for which Leslie bears no further financial liability.  See “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012 for additional information.

Impairment Charges

Intangible impairment charges of $2.2 million and $8.2 million were recorded during the year ended December 31, 2012 in our Energy and Aerospace segments, respectively. The impairment charges were primarily the result of restructuring activities at operations in Brazil and California. We did not record any impairment charges during the year ended December 31, 2011. For additional information on the impairment charges, see Note 7 of the accompanying consolidated financial statements.

Special Charges

Special charges associated with restructuring actions of $2.0 million and $0.5 million were recorded during the year ended December 31, 2012 in our Energy and Aerospace & Defense segments, respectively. We also recorded $2.7 million of CEO separation costs as special charges in Corporate expenses during the year ended December 31, 2012. We did not record any special charges during the year ended December 31, 2011. For additional information on the special charges, see Note 4 of the accompanying consolidated financial statements.

Operating income decreased 17%, or $9.8 million, to $46.5 million for the year ended December 31, 2012 compared to $56.3 million for the same period in 2011.

Operating income for our Energy segment increased $16.3 million (32%) to $67.8 million for the year ended December 31, 2012 compared to the same period in 2011. Operating margins increased 200 basis points to 10.3% on a revenue increase of 6%, compared to 2011. The increase in operating income was primarily driven by improved pricing and favorable penalty reserve adjustments with respect to large international projects, increased revenue primarily in the North American short-cycle market, and foreign exchange. These items were partially offset by organic increases in selling, general and administrative expenses and restructuring related charges at our Brazil operations of $5.1 million.

Operating income for the Aerospace & Defense segment decreased $18.0 million (79%) to $4.8 million for the year ended December 31, 2012 compared to the same period in 2011. Operating income declined due to impairment charges and other restructuring related costs of $11.9 million at our California operations as well as inefficiencies at our California operations and higher costs supporting new programs, including initial production-related variances, totaling $6.7 million. In addition, operating income was negatively impacted by lower LED equipment market revenue (11%) partially offset by higher shipment volume across the other Aerospace & Defense businesses.

Corporate operating expenses increased $8.0 million (44%) to $26.0 million, for the year ended December 31, 2012 compared to the same period in 2011, largely due to CEO separation costs of $2.7 million, a favorable settlement of a long-standing litigation matter recognized as income in the third quarter of 2011 as well as higher professional fees and variable compensation for the year ended December 31, 2012.

Interest Expense, Net

Net interest expense increased $0.3 million to $4.3 million for the year ended 2012 compared to $3.9 million for the year ended 2011. This increase in interest expense was primarily due to higher interest charges from higher international borrowings.

Other Expense, Net

Other expense, net, was $0.5 million for the year ended December 31, 2012 compared to $2.2 million in the same period of 2011. The difference of $1.7 million was largely the result of lower foreign exchange expenses associated with the remeasurement of foreign currency balances.

Provision for Income Taxes

The effective tax rate was 26.2% for the year ended December 31, 2012 compared to 27.0% for the same period of 2011. The primary driver of the higher 2011 tax rate was higher U.S. income which is taxed at a higher rate than foreign source income.

Net Income

Net income decreased $5.8 million to $30.8 million for the year ended December 31, 2012, compared to $36.6 million for the same period in 2011. The decrease was primarily due to the restructuring activities that resulted in restructuring inventory charges of $4.2 million, impairment charges of $10.3 million, and special charges of $5.3 million. These 2012 inventory restructuring, impairment, and special charges were partially offset primarily by higher Energy segment operating income.

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

The following table summarizes our cash flow activities for the twelve month periods indicated (in thousands):

	2013	2012	2011
Cash flow provided by (used in):
Operating activities	$72,206	$60,523	$(48,833)
Investing activities	(13,264)	(17,629)	(38,005)
Financing activities	(19,235)	(37,408)	97,052
Effect of exchange rates on cash balances	735	1,397	(1,111)
Increase in cash and cash equivalents	$40,442	$6,883	$9,103

During the year ended December 31, 2013, we generated $72.2 million in cash flow from operating activities compared to $60.5 million during the twelve months ended December 31, 2012. The $11.7 million increase in cash generated from operating activities was primarily due to a $16.3 million increase in net income and $6.6 million decrease in deferred taxes primarily due to utilization of deferred tax assets of our Italian subsidiary. These increases were partially offset by lower 2013 intangible impairment charges of $3.5 million, a 2013 gain on return of acquisition price of $3.4 million, and an increase of $2.9 million used for operating assets and liabilities. During the twelve months ended December 31, 2013 we used approximately $7.2 million in cash from operating assets and liabilities compared to using $4.3 million during the same period in 2012.

During the year ended December 31, 2013, we used $13.3 million for investing activities as compared to $17.6 million during the twelve months ended December 31, 2012. The reduction of cash used for investing activities was directly related to the $3.4 million return of acquisition price. Financing activities used $19.2 million during the year ended December 31, 2013, which included a net $19.7 million of repayment of borrowings and $2.7 million in dividend payments to shareholders, partially offset by stock option exercise proceeds and tax effect of share-based compensation of $3.1 million.

As of December 31, 2013, total debt was $49.6 million compared to $70.5 million at December 31, 2012 due to repayments on existing borrowings including our credit facility. Total debt as a percentage of total shareholders’ equity was 10.4% as of December 31, 2013 compared to 16.9% as of December 31, 2012.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2013, we had borrowings of $41.8 million outstanding under our credit facility and $42.4 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2013 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.84:1 at December 31, 2013 compared to 2.43:1 at December 31, 2012. The increase in the current ratio was primarily due to increases in cash due to increased revenues year over year and reductions in accounts payable and other accrued expenses compared to December 31, 2012. As of December 31, 2013, cash and cash equivalents totaled $102.2 million, substantially all of which was held in foreign bank accounts. This compares to $61.7 million of cash and cash equivalents as of December 31, 2012 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2014, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.7 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2013 that affect our liquidity:

	Payments due by Period
	Total	Less Than 1 Year		1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:	(in thousands)
Current portion of long-term debt	$7,203	$7,203		$—	$—	$—
Total short-term borrowings	7,203	7,203		—	—	—
Long-term debt, less current portion	42,435	—	44	42,329	106	—
Interest payments on debt	4,065	1,769		2,293	3	—
Operating leases	26,330	6,595		10,522	5,629	3,584
Total contractual cash obligations	$80,033	$15,567		$55,144	$5,738	$3,584
Other Commercial Commitments:
U.S. standby letters of credit	$2,722	$2,146		$576	$0	$0
International standby letters of credit	39,690	29,295		6,953	2,110	1,332
Commercial contract commitments	93,622	75,949		17,654	19	—
Total commercial commitments	$136,034	$107,390		$25,183	$2,129	$1,332

The interest on certain of our other debt balances, with scheduled repayment dates between 2013 and 2017 and interest rates ranging between 1.42% and 15.92%, have been included in the "Interest payments on debt" line within the Contractual Cash Obligations schedule. The most significant of our debt balances is the $41.8 million in outstanding borrowings under the 2011 Credit Agreement. Interest associated with this outstanding balance ranges from 1.42% to 3.75% as well as other fees. Capital lease obligations of $0.2 million and $0.2 million are included in the “Current portion of long-term debt” and “Long-term debt, less current portion” line items, respectively.

The most significant of our commercial contract commitments relate to approximately $92.1 million of commitments related to open purchase orders, $16.8 million of which extend to 2015 and beyond. The remaining $1.5 million in commitments primarily relate to loan commitment fees and employment agreements.

In 2013 and 2012, we contributed $1.6 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our non-qualified supplemental plan each year. In 2014, we expect to make plan contributions totaling $2.0 million, consisting of $1.6 million in contributions to our qualified plan and payments of $0.4 million for our non-qualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

New Accounting Standards

None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Oil & Gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for facilities projects normally increase and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature or not driven by customer demand and, therefore, may result in longer lead times for increases in petrochemical sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. Similarly, although not to the same extent as the Oil & Gas markets, the general industrial, chemical processing, aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand. These fluctuations may have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2013, we had fourteen forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/Euro	9	3,104	U.S. Dollars
Brazilian Real/Euro	5	—	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value asset of the derivative forward contracts as of December 31, 2013 and December 31, 2012 was approximately $0.1 million and $0.5 million, respectively and is included in prepaid expenses and other current assets on our balance sheet. The unrealized foreign exchange gains or losses for the year ended December 31, 2013, 2012 and 2011 are less than $0.5 million for each year and are included in other income or expense in our consolidated statements of income.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1, Fair Value Measurement. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.
Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation plans approved by security holders	275,153	(1)	$35.51	456,857
Inducement Award for New President and CEO	200,000	(2)	41.17	N/A
Inducement Awards for New Executive VP and CFO	118,908	(3)	79.33	N/A
Total	594,061		$46.19	456,857

(1)	Reflects 55,081 stock options, and 220,072 restricted stock units under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan.

(2)
Reflects stock options issued as an inducement equity award our CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Footnote 11, Share-Based Compensation.

(3)
Reflects 100,000 stock options and 18,908 restricted stock units issued to our CFO on December 2, 2013. These awards were granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of these grants are set forth in Footnote 11, Share-Based Compensation.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts	71

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
3.1
Amended and Restated Certificate of Incorporation of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

3.2
Amended and Restated By-Laws, as amended, of CIRCOR International, Inc., is incorporated herein by reference to Exhibit 3.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 31, 2013

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

10.6§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005

10.7§
Form of Non-Qualified Stock Option Agreement for Employees under the 1999 Stock Option and Incentive Plan (Three Year Cliff Vesting), is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.8§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan (Three Year Annual Vesting), is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.9§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.10§	CIRCOR International, Inc. Management Stock Purchase Plan, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10
10.11§	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan, is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10
10.12§
Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the lenders from time to time parties thereto, Suntrust Bank as administrative agent, swing line lender and letter of credit issuer, Suntrust Robinson Humphrey, Inc. as joint-lead arranger and joint-bookrunner, Keybank National Association as joint-lead arranger, joint-book runner and syndication agent, and Sovereign Bank as documentation agent, dated May 2, 2011, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2011

10.13§
Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.14§
Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005

10.15
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.44 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.16§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated November 4, 2010, is incorporated by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.17§
Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.18§
First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.19§
Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006

10.20§
Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.38 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.21§
Second Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated November 4, 2010, is incorporated by reference to Exhibit 10.7 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.22§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.23§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.24§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.25§
Executive Change of Control Agreement between CIRCOR, Inc. and Michael Ross Dill, dated August 2, 2011, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on November 3, 2011

10.26§
Executive Change of Control Agreement between CIRCOR, Inc. and Lisa Ryan, dated November 29, 2012, is incorporated by reference to Exhibit 10.39 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 28, 2013

10.27§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.28§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.29§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.30§
Severance Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.31§
Executive Change of Control Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.32§
Third Amendment to Executive Change of Control Agreement, dated as of November 4, 2010, between CIRCOR, Inc. and Alan J. Glass, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.33§
Form of Retention Agreement entered into between the Company and the Following Individuals: Wayne Robbins, Alan Glass, Lisa Ryan, Brian Young, Arjun Sharma, Michael Dill, Mahesh Joshi, and John F. Kober, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 1, 2013

10.34§
Agreement, dated as of July 31, 2013, between Circor International, Inc. and Frederic M. Burditt, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 31, 2013

10.35§*	Inducement Restricted Stock Unit Agreement, dated as of December 2, 2013, between CIRCOR International, Inc. and Rajeev Bhalla
10.36§*	Stock Option Inducement Award Agreement, dated as of December 2, 2013, between CIRCOR International, Inc. and Rajeev Bhalla
10.37§*	Severance Agreement, dated as of December 2, 2013, between CIRCOR International, Inc. and Rajeev Bhalla
10.38§*	Executive Change of Control Agreement, dated as of December 2, 2013, between CIRCOR International, Inc. and Rajeev Bhalla
21*	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 27, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(ii)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
(iii)	Statements of Consolidated Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
(vi)	Notes to the Consolidated Financial Statements

*	Filed with this report.

**	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Scott A. Buckhout
/s/ Rajeev Bhalla	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Rajeev Bhalla
/s/ John F. Kober	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 27, 2014
John F. Kober
/s/ David F. Dietz	Chairman of the Board of Directors	February 27, 2014
David F. Dietz
/s/ Jerome D. Brady	Director	February 27, 2014
Jerome D. Brady
/s/ Douglas M. Hayes	Director	February 27, 2014
Douglas M. Hayes
/s/ Norman E. Johnson	Director	February 27, 2014
Norman E. Johnson
/s/ John A. O'Donnell	Director	February 27, 2014
John A. O’Donnell
/s/ Peter M. Wilver	Director	February 27, 2014
Peter M. Wilver

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. ( a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion.

 /s/ Grant Thornton LLP

Boston, Massachusetts
February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the internal control over financial reporting of CIRCOR International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts
February 27, 2014

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,180	$61,738
Short-term investments	95	101
Trade accounts receivable, less allowance for doubtful accounts of $2,449 and $1,706, respectively	144,742	150,825
Inventories, net	199,404	198,005
Prepaid expenses and other current assets	19,815	17,052
Deferred income tax asset	17,686	15,505
Total Current Assets	483,922	443,226
PROPERTY, PLANT AND EQUIPMENT, NET	107,724	105,903
OTHER ASSETS:
Goodwill	75,876	77,428
Intangibles, net	35,656	45,157
Deferred income tax asset	18,579	30,064
Other assets	4,893	8,203
TOTAL ASSETS	$726,650	$709,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,589	$80,361
Accrued expenses and other current liabilities	57,507	67,235
Accrued compensation and benefits	31,289	26,540
Income taxes payable	3,965	393
Notes payable and current portion of long-term debt	7,203	7,755
Total Current Liabilities	170,553	182,284
LONG-TERM DEBT, NET OF CURRENT PORTION	42,435	62,729
DEFERRED INCOME TAXES	9,666	10,744
OTHER NON-CURRENT LIABILITIES	27,109	35,977
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,610,526 and 17,445,687 shares issued and outstanding at December 31, 2013 and 2012, respectively	176	174
Additional paid-in capital	269,884	262,744
Retained earnings	202,930	158,509
Accumulated other comprehensive gain (loss), net of taxes	3,897	(3,180)
Total Shareholders’ Equity	476,887	418,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,650	$709,981

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$857,808	$845,552	$822,349
Cost of revenues	590,207	604,009	596,954
GROSS PROFIT	267,601	241,543	225,395
Selling, general and administrative expenses	182,954	179,382	168,421
Leslie asbestos and bankruptcy charges	—	—	676
Impairment charges	6,872	10,348	—
Special charges, net	8,602	5,282	—
OPERATING INCOME	69,173	46,531	56,298
Other (income) expense:
Interest expense, net	3,161	4,259	3,930
Other expense, net	1,975	513	2,172
TOTAL OTHER EXPENSE	5,136	4,772	6,102
INCOME BEFORE INCOME TAXES	64,037	41,759	50,196
Provision for income taxes	16,916	10,960	13,562
NET INCOME	$47,121	$30,799	$36,634
Earnings per common share:
Basic	$2.68	$1.77	$2.12
Diluted	$2.67	$1.76	$2.10
Weighted average common shares outstanding:
Basic	17,564	17,405	17,240
Diluted	17,629	17,452	17,417
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Statements of Consolidated Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$47,121	$30,799	$36,634
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,147	3,924	(5,639)
Other changes in plan assets - amortization of actuarial gains (losses) (1)	4,456	(2,826)	(5,349)
Net periodic pension costs amortization (loss) gain (2)	474	391	212
Other comprehensive income (loss)	7,077	1,490	(10,776)
COMPREHENSIVE INCOME	54,198	32,289	25,858

(1)	Net of an income tax effect of $2.7 million, $(1.7) million and $(3.3) million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Net of an income tax effect of $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$47,121	$30,799	$36,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,034	15,732	15,085
Amortization	3,039	3,596	4,351
Intangible impairment charges	6,872	10,348	—
Payment provision for Leslie bankruptcy settlement	—	(1,000)	(76,625)
Compensation expense of stock-based plans	5,056	4,374	3,807
Tax effect of share-based compensation	(732)	642	(673)
Deferred income taxes	5,778	(832)	307
(Gain) loss on disposal of property, plant and equipment	(322)	1,135	(69)
Gain on return of acquisition purchase price	(3,400)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,203	7,063	(17,862)
Inventories, net	(311)	6,592	(38,588)
Prepaid expenses and other assets	160	(2,422)	(22,918)
Accounts payable, accrued expenses and other liabilities	(15,292)	(15,504)	47,718
Net cash provided by (used in) operating activities	72,206	60,523	(48,833)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,328)	(18,170)	(17,901)
Proceeds from the sale of property, plant and equipment	664	541	117
Business acquisitions, return of purchase price	3,400	—	—
Business acquisitions, net of cash acquired	—	—	(20,221)
Net cash used in investing activities	(13,264)	(17,629)	(38,005)
FINANCING ACTIVITIES
Proceeds from long-term debt	146,578	186,409	279,346
Payments of long-term debt	(166,239)	(220,918)	(178,905)
Debt issuance costs	—	—	(2,001)
Dividends paid	(2,700)	(2,663)	(2,650)
Proceeds from the exercise of stock options	2,394	406	589
Tax effect of share-based compensation	732	(642)	673
Net cash (used in) provided by financing activities	(19,235)	(37,408)	97,052
Effect of exchange rate changes on cash and cash equivalents	735	1,397	(1,111)
INCREASE IN CASH AND CASH EQUIVALENTS	40,442	6,883	9,103
Cash and cash equivalents at beginning of year	61,738	54,855	45,752
CASH AND CASH EQUIVALENTS AT END OF YEAR	$102,180	$61,738	$54,855
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$8,143	$16,699	$7,352
Interest	$3,254	$3,140	$4,646

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2010	17,113	$171	$254,154	$96,389	$6,106	$356,820
Net income				36,634		36,634
Other comprehensive loss, net of tax					(10,776)	(10,776)
Common stock dividends paid				(2,650)		(2,650)
Stock options exercised	33		589			589
Excess tax benefit from share-based compensation			673			673
Conversion of restricted stock units	122	2	(1,014)			(1,012)
Share-based compensation			3,807			3,807
BALANCE AT DECEMBER 31, 2011	17,268	$173	$258,209	$130,373	$(4,670)	$384,085
Net income				30,799		30,799
Other comprehensive loss, net of tax					1,490	1,490
Common stock dividends paid				(2,663)		(2,663)
Stock options exercised	24		406			406
Tax effect from share-based compensation			642			642
Conversion of restricted stock units	154	1	(887)			(886)
Share-based compensation			4,374			4,374
BALANCE AT DECEMBER 31, 2012	17,446	$174	$262,744	$158,509	$(3,180)	$418,247
Net income				47,121		47,121
Other comprehensive income, net of tax					7,077	7,077
Common stock dividends paid				(2,700)		(2,700)
Stock options exercised	83	1	2,393			2,394
Excess tax benefit from share-based compensation			732			732
Conversion of restricted stock units	82	1	(1,041)			(1,040)
Share-based compensation			5,056			5,056
BALANCE AT DECEMBER 31, 2013	17,611	$176	$269,884	$202,930	$3,897	$476,887

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes a broad array of valves and related fluid-control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 20 major manufacturing facilities that are located in the United States, Western Europe, Morocco, Brazil, India and the People’s Republic of China.

We have organized our business segment reporting structure into two segments: Energy and Aerospace & Defense:

Our Energy Segment—is a global provider of integrated flow control solutions in the expanding and evolving Oil & Gas industries, specializing in highly engineered valves and pipeline products and services. We are focused on satisfying our customers’ mission-critical application needs by utilizing advanced technologies that can withstand extreme temperatures and pressures, from land-based to sub-sea and in between. Energy is growing its product offering in the severe service sector, which includes applications such as process control, oil sands, pressure control, mainline pipeline, power steam generation systems and process systems.

Our Aerospace & Defense Segment—is a growing industry leader with primary focus areas of fluid controls, actuation systems, landing gear systems, pneumatic controls and electro-mechanical controls. Aerospace & Defense sub-systems, components and products are flying on most commercial and military aircraft, including single and twin-aisle air transport, business and regional jets, military transports and fighters, and commercial and military rotorcraft. Other markets include unmanned aircraft, shipboard applications, military ground vehicles and space.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR and its subsidiaries. The results of companies acquired during the year (if any) are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurement, defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement. The fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, pension plan assets, and certain intangible assets.

Revenue Recognition

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. We have limited long-term arrangements, representing less than 1% of our revenue, requiring delivery of products or services over extended periods of time and revenue and profits on certain of these arrangements are recognized in accordance with the percentage of completion method of accounting. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues.

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. In 2013 and 2012, short-term investments primarily consist of guaranteed investment certificates. As of December 31, 2013, cash and cash equivalents totaled $102.2 million, substantially all of which was held in foreign bank accounts. This compares to $61.7 million of cash and cash equivalents as of December 31, 2012, of which substantially all was held in foreign bank accounts. Short-term investments as of December 31, 2013 and 2012 totaled $0.1 million, all of which is held in foreign bank accounts.

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

Penalty Accruals

Certain customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2013 and 2012 were $10.3 million and $8.6 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which typically range from 3 to 50 years for buildings and improvements, 3 to 10 years for manufacturing machinery and equipment, computer equipment and software, and furniture and fixtures. Motor vehicles are depreciated over a range of 2 to 6 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

The Company reports depreciation of property, plant and equipment in cost of revenue and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation primarily related to the production of inventory is recorded in cost of revenue. Depreciation related to selling and administrative functions is reported in selling, general and administrative expenses.

Business Acquisitions

ASC Topic 805, Business Combinations, provides guidance regarding business combinations and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. For more detailed information, refer to Note 3, Business Acquisitions.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles-Goodwill and Other, we utilize each of our operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2013, the Company’s two reporting units were Energy and Aerospace & Defense with respective goodwill balances of $52.9 million and $22.9 million.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill and intangible assets are recorded at cost; intangible assets with definitive lives are amortized over their useful lives. For goodwill and intangible assets with indefinite lives, we perform an impairment assessment at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. Our annual impairment assessment is a two-step process. The first step requires a comparison of the implied fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the evaluation must be performed. In the second step, the potential impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value. We also utilize the comparable company multiples method and market transaction fair value method to validate the fair value amount we obtain using the income approach. The key assumptions utilized in our discounted cash flow model include our estimates of future cash flows from operating activities offset by estimated capital expenditures of the reporting unit, the estimated terminal value for each reporting unit, a discount rate based on a weighted average cost of capital, overall economic conditions, and our assessment of our current market capitalization. Any unfavorable material changes to these key assumptions could potentially impact our fair value determinations. As discussed elsewhere in this Form 10-K regarding risks and other factors that may cause our results to vary materially, some of our end markets are cyclical and we face significant competition. As such, we may experience fluctuations in revenues and operating results resulting in the non-achievement of our estimated growth rates, operating performance and working capital estimates utilized in our discounted cash flow models.

In fiscal year 2013 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2013 goodwill assessment exceeded the carrying amounts by approximately 283% and 95% for our Energy and Aerospace & Defense reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. Actual 2013 results were substantially consistent overall with estimates and assumptions made for purposes of our goodwill impairment analysis performed in October. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, we may be required to record impairment charges. By way of example, a 10% reduction in our Aerospace & Defense reporting unit projected cash flows would not result in the fair value being lower than the carrying value.

The goodwill recorded on the consolidated balance sheet as of December 31, 2013 was $75.9 million compared with $77.4 million as of December 31, 2012 with the only change being due to foreign currency fluctuations. Net intangible assets as of December 31, 2013 were $35.7 million compared to $45.2 million as of December 31, 2012. The total net amount of non-amortizing assets was $17.0 million and $23.6 million, as of December 31, 2013 and 2012, respectively.

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. These assets are reviewed at least annually for impairment, or more frequently if facts and circumstances warrant. We also utilized a fair value calculation to evaluate these intangibles.

Impairment of Other Long-Lived Assets

In accordance with ASC 360, Plant, Property, and Equipment, we perform impairment analyses of our other long-lived assets, such as property, plant and equipment, whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of identified asset groupings being reviewed for impairment, the asset groupings are written to fair value.

See Note 7 to the consolidated financial statements for further information on impairment of other long-lived assets.

Advertising Costs

Our accounting policy is to expense advertising costs, principally in selling, general and administrative expenses, when incurred. Our advertising costs for the years ended December 31, 2013, 2012 and 2011 were $2.1 million, $3.0 million and $2.5 million, respectively.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2013, 2012 and 2011 were $6.5 million, $8.4 million and $6.1 million, respectively.

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

For our Dutch operating subsidiary undistributed earnings are generally not considered to be indefinitely reinvested, and because our effective tax rate in the Netherlands is higher than the current U.S. tax rates, no additional provision for U.S. federal and state income taxes is needed. The undistributed earnings of our other foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded.

In accordance with the provisions of FASB ASC Topic 740, Income Taxes, the Company initially recognizes the financial statement effect of a tax position when, based solely on its technical merits, it is more likely than not (a likelihood of greater than fifty percent) that the position will be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Environmental Compliance and Remediation

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. In accordance with ASC 450, Contingencies, estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation.

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange losses recorded for the years ended December 31, 2013, 2012 and 2011 were $1.8 million, $0.5 million, and $2.2 million, respectively.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2013			2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$47,121	17,564	$2.68	$30,799	17,405	$1.77	$36,634	17,240	$2.12
Dilutive securities, principally common stock options	0	65	(0.01)	0	47	(0.01)	0	177	(0.02)
Diluted EPS	$47,121	17,629	$2.67	$30,799	17,452	$1.76	$36,634	17,417	$2.10

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 23,390 anti-dilutive options and RSUs for the year ended December 31, 2013 with exercise prices ranging from $29.37 to $79.33. There were 279,075 anti-dilutive options and RSUs for the year ended December 31, 2012 with exercise prices ranging from $29.37 to $60.83. There were 173,771 anti-dilutive options and RSUs for the year ended December 31, 2011 with exercise prices ranging from $30.91 to $60.83.

As of December 31, 2013, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

Pension Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions including the discount rate and projected annual rates of return on plan assets. Changes in discount rate and differences from actual results will affect the amounts of pension and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. The Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). The change in the funded status of the plan is recognized in the year in which the change occurs through other comprehensive income. These provisions also require plan assets and obligations to be measured as of the Company’s balance sheet date.

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC 718, Compensation - Stock Compensation, and these costs are recognized over the requisite vesting period. For all of our non-market condition stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

Market condition stock option awards are not granted under the Company's 1999 Stock Plan and include both a service period and a market performance vesting condition. The stock options vest if certain stock price targets are met based on the stock price closing at or above 60 consecutive trading days. Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. These market condition stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. To the extent that the market conditions above (stock price targets) are not met, those options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

See Note 11 to the consolidated financial statements for further information on share-based compensation.

New Accounting Standards
None.

Reclassifications

Certain items in the prior period footnote disclosures have been reclassified to conform to currently reported presentations.

Subsequent events

The Company evaluated the December 31, 2013 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2013 or disclosure herein, other than noted below.

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. On January 24, 2014 we reached a settlement on the TMW arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a gain of approximately $2.2 million during the first quarter of 2014.

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

The following table reflects the balance sheet line item estimated fair values recorded in connection with the acquisition of SF Valves as of its respective acquisition date (in millions):

SF Valves
Current assets	$4.3
Property plant & equipment	7.6
Other assets	5.1
Intangibles	4.2
Goodwill	14.0
Current liabilities	3.7
Debt	3.9
Other non-current liabilities	7.8

The following table reflects unaudited pro forma consolidated net revenue, net income, and earnings per share with respect to the 2011 results, which are unaudited on the basis that the SF Valves acquisition took place and was recorded at the beginning of 2011 (in thousands, except per share data). Since SF Valves was acquired in 2011 there is no proforma impact on the years ended December 31, 2013 and 2012.

Year Ended December 31, 2011
Net revenue	$823,440
Net income	35,802
Earnings per share: basic	2.08
Earnings per share: diluted	2.06

The 2011 unaudited pro forma consolidated condensed results of operations may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the period, or of future operations of the consolidated companies under our ownership and management.

The following tables provide reconciliations of the net cash paid and goodwill recorded for the acquisition during the year ended December 31, 2011 (in thousands). We did not have any acquisitions in 2013 nor 2012.

Year Ended December 31, 2011
2011
Reconciliation of net cash paid:
Cash paid	$20,221
Less: cash acquired	—
Net cash paid for acquired businesses	$20,221
Determination of goodwill:
Cash paid, net of cash acquired	$20,221
Liabilities assumed	10,300
Less: fair value of assets acquired, net of goodwill and cash acquired	16,571
Goodwill	$13,950

(4)    Special Charges

During the third quarter of 2012 we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and exited some non-strategic product lines ("2012 Announced Restructuring").
During the fourth quarter of 2012 we recorded special charges of $2.7 million associated with the separation of our Chief Executive Officer. These charges primarily related to one time cash payments, equity award modification charges as well as executive search fees ("CEO Separation").

On July 12, 2013 we reached a settlement associated with arbitration in connection with an Energy segment business and received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013. This gain was recorded as a special recovery during the third quarter of 2013 ("Energy Settlement").

On August 1, 2013 and October 31, 2013 we announced additional restructuring actions associated with our Energy and Aerospace & Defense segments under which we will simplify the manner in which we manage our businesses ("2013 Announced Restructuring"). Under these restructurings we will consolidate facilities, shift expenses to lower cost regions, exit certain non-strategic product lines, and also consolidate our group structure from three groups to two, reducing management layers and administrative expenses.

In addition during 2013 we announced that our Chief Financial Officer would be retiring and recorded special charges of $1.1 million primarily related to one time cash payments and equity award modifications (“CFO retirement”).

During the twelve months ended December 31, 2013 we incurred $8.6 million of special charges, net of recoveries, associated with the 2012 Announced Restructuring, 2013 Announced Restructuring, Energy Settlement, and CFO retirement. The following table summarizes our special charges by type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	$2,432	$2,933	$—	5,365
Employee related expenses	2,959	2,286	—	5,245
Total restructuring charges	$5,391	$5,219	$—	10,610
CFO retirement charges	—	—	1,144	1,144
Energy Settlement	(3,151)	—	—	(3,151)
Total special charges	$2,240	$5,219	$1,144	$8,602
Special charges paid				(5,222)
Accrued special charges as of December 31, 2013				$4,180

During the twelve months ended December 31, 2012 we incurred $5.3 million in special charges associated with our 2012 Announced Restructuring and CEO Separation. The following table summarizes our special charges by expense type and business segment (in thousands).

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2012
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2011				$—
Facility and professional fee related expenses	$1,437	$311	$—	1,748
Employee related expenses	614	186	—	800
Total restructuring charges	$2,051	$497	$—	2,548
CEO Separation charges	—	—	2,734	2,734
Total special charges	$2,051	$497	$2,734	5,282
Special charges paid				(4,482)
Accrued special charges as of December 31, 2012				$800
The following table summarizes our 2012 Announced Restructuring related special charges incurred from the end of the third quarter of 2012 through December 31, 2013. Charges with this action began in the third quarter of 2012.

	2012 Announced Restructuring Charges as of December 31, 2013
	Energy	Aerospace	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,270	2,854	—	5,124
Employee-related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177
Also, in connection with the 2012 Announced Restructuring special charges noted above, we recorded $1.2 million and $3.6 million of restructuring related inventory obsolescence charges since the third quarter of 2012 for the Energy and Aerospace & Defense segments, respectively.
We do not anticipate any additional special charges to be incurred associated with the 2012 Announced Restructurings.
The following table summarizes our 2013 Announced Restructuring related special charges incurred during the twelve months of 2013. Charges with this action began in the third quarter of 2013.

	2013 Announced Restructuring Charges as of December 31, 2013
	Energy	Aerospace	Corporate	Total
Facility and professional fee related expenses - incurred to date	1,600	389	—	1,989
Employee-related expenses - incurred to date	2,488	1,504	—	3,992
Total restructuring related special charges - incurred to date	$4,088	$1,893	$—	$5,981
Additional special charges that we expect to be recorded with the 2013 Announced Restructuring actions are included in the projected amounts below.
We expect to incur additional restructuring related special charges between $2.9 million and $3.2 million that are primarily facility and employee related during 2014 (between $2.6 million and $2.9 million for the Energy segment and $0.3 million for the Aerospace & Defense segment) to complete these restructuring actions. These restructuring activities are expected to be funded with cash generated from operations. These expected 2014 restructuring related special charges will be offset by the TMW settlement which will be recorded as a special recovery of $2.2 million during the first quarter of 2014.

(5)    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$59,255	$63,104
Work in process	95,236	86,564
Finished goods	44,913	48,337
	$199,404	$198,005

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$14,399	$14,412
Buildings and improvements	74,374	69,029
Manufacturing machinery and equipment	147,343	141,777
Computer equipment and software	21,117	19,507
Furniture and fixtures	11,269	10,673
Motor vehicles	933	1,044
Capital leases	332	—
Construction in progress	5,165	5,301
	274,932	261,743
Accumulated depreciation	(167,208)	(155,840)
	$107,724	$105,903

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $16.0 million, $15.7 million, and $15.1 million, respectively.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2013 and 2012 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2012	$55,307	$22,121	$77,428
Currency translation adjustments	(2,377)	825	(1,552)
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2011	$55,738	$22,091	$77,829
Currency translation adjustments	(431)	30	(401)
Goodwill as of December 31, 2012	$55,307	$22,121	$77,428

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2013
	Gross Carrying Amount	2013 Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,085	—	$(5,687)	$398
Non-amortized intangibles (primarily trademarks and trade names)	23,843	(6,872)	—	16,971
Customer relationships	34,554	—	(18,953)	15,601
Backlog	1,144	—	(1,144)	—
Other	7,611	—	(4,925)	2,686
Total	$73,237	$(6,872)	$(30,709)	$35,656

	December 31, 2012
	Gross Carrying Amount	2012 Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,066	$—	$(5,625)	$441
Non-amortized intangibles (primarily trademarks and trade names)	29,917	(6,298)	—	23,619
Customer relationships	38,004	(3,803)	(16,323)	17,878
Backlog	1,275	(127)	(1,147)	1
Other	7,589	(120)	(4,251)	3,218
Total	$82,851	$(10,348)	$(27,346)	$45,157

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	After 2019
Estimated amortization expense	$3,120	$3,098	$2,812	$2,677	$2,421	$4,544

In 2013, the fair value of each of our reporting units exceeded the respective carrying value, and no goodwill impairments were recorded. The fair values utilized for our 2013 goodwill assessment, which were assessed as of the end of October, exceeded the carrying value by approximately 283% and 95% for the Energy and Aerospace & Defense reporting units, respectively. For the years ended December 31, 2012 and December 31, 2011, we did not record any goodwill impairment charges. We again assessed the goodwill factors as of December 31, 2013 and determined there were no indications of impairments.

The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts.

During the quarter ended December 31, 2013, in connection with a change to our organizational structure to simplify the way the Company is managed as well as other evolving business factors, we discontinued use of certain Aerospace & Defense trade names that we determined had no future economic life and should be impaired. This resulted in Aerospace & Defense segment intangible asset impairment charges during the year ended December 31, 2013 of $6.9 million, included in the impairment charges line on our consolidated statements of income. The recording of this impairment charge and ongoing new program startup costs were indicators of potential impairment that triggered impairment analysis of the long-lived and intangible assets of our California Aerospace & Defense operations. We performed an ASC 360, Plant, Property, and Equipment, impairment analyses for our California operations as part of our fourth quarter closing process, which resulted in no additional asset impairment charges as the fair value of the California operations exceeded the carrying value.

During the year ended December 31, 2012 we recorded intangible asset impairment charges of $2.2 million and $8.2 million for the Energy and Aerospace & Defense segments, respectively. These impairment charges were primarily a result of restructuring activities at operations in Brazil and California.

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred income tax liabilities:
Excess tax over book depreciation	$1,768	$4,270
Intangible assets	13,013	14,066
Total deferred income tax liabilities	14,781	18,336
Deferred income tax assets:
Accrued expenses	11,337	7,543
Inventories	8,903	9,253
Net operating loss and credit carry-forward	26,292	37,039
Intangible assets	1,769	2,551
Accumulated other comprehensive income—pension benefit obligation	6,558	9,580
Other	449	692
Total deferred income tax assets	55,308	66,658
Valuation allowance	(13,928)	(13,497)
Deferred income tax asset, net of valuation allowance	41,380	53,161
Deferred income tax asset, net	$26,599	$34,825

The above components of deferred income taxes are classified in the consolid ated balance sheets as follows:

Net current deferred income tax asset	$17,686	$15,505
Net non-current deferred income tax asset	18,579	30,064
Net non-current deferred income tax liability	(9,666)	(10,744)
Deferred income tax asset, net	$26,599	$34,825
Deferred income taxes by geography are as follows:
Domestic net current asset	$11,613	$10,873
Foreign net current asset	6,073	4,632
Net current deferred income tax asset	$17,686	$15,505
Domestic net non-current asset	$16,994	$20,163
Foreign net non-current liability	(8,081)	(843)
Net non-current deferred income tax asset	$8,913	$19,320

The provision (benefit) for income taxes is based on the following pre-tax income (loss) (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$11,009	$17,466	$33,718
Foreign	53,028	24,293	16,478
	$64,037	$41,759	$50,196

The provision (benefit) for income taxes consists of the following (in thousands):

	2013	2012	2011
Current:
Federal - US	$2,284	$3,768	$(435)
Foreign	7,831	6,853	12,786
State -US	1,023	1,171	904
Total current	$11,138	$11,792	$13,255
Deferred (benefit):
Federal - US	$(176)	$(1,269)	$11,970
Foreign	6,294	415	(11,862)
State -US	(340)	22	199
Total deferred (benefit)	$5,778	$(832)	$307
Total provision (benefit) for income taxes	$16,916	$10,960	$13,562

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2013	2012	2011
Expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	1.9	1.4
Foreign tax rate differential and credits	(9.4)	(8.3)	(7.9)
Manufacturing deduction	(0.5)	(1.4)	—%
Research and development credit	(0.7)	—%	(0.7)
Other, net	1.5	(1.0)	(0.8)
Effective tax rate	26.4%	26.2%	27.0%

With regard to the deferred tax assets, we maintained a total valuation allowance of $13.9 million and $13.5 million at December 31, 2013 and 2012, respectively. We had foreign tax credits of $17.7 million, foreign net operating losses of $15.1 million, state net operating losses of $69.7 million and state tax credits of $1.8 million at December 31, 2013. At December 31, 2012, we had foreign tax credits of $20.7 million, foreign net operating losses of $22.0 million, state net operating losses of $69.1 million and state tax credits of $1.5 million. The foreign tax credits, if not utilized, will expire partially in 2015 and the remainder in 2021. The state net operating losses and state tax credits, if not utilized, will expire between 2014 and 2033. The $13.9 million valuation allowance as of December 31, 2013 is comprised of $5.7 million related to foreign credit carry-forwards, $5.0 million related to foreign deferred tax assets and $3.2 million related to state income tax benefits.

The valuation allowance on foreign tax credits is $5.7 million in 2013 which is a reduction of $1.0 million from 2012 as a result of a projected increase in foreign source income. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for a portion or all of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and is forecasting future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income for the Company to realize the remaining net deferred tax assets.

On January 2, 2013, the President of the United States signed legislation that retroactively extended the research and development (R&D) tax credit for two years, from January 1, 2012 through December 31, 2013. Accordingly, the Company recorded the entire benefit of the R&D tax credit attributable to 2012 during 2013.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2010 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in the US and foreign jurisdictions.

As of December 31, 2013, the liability for uncertain income tax positions was $1.6 million excluding interest of $0.7 million. As of December 31, 2013 and December 31, 2012, accrued interest and penalties were $0.7 million and $0.9 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2013 and 2012 (in thousands). Approximately $0.9 million as of December 31, 2013 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The table below does not include interest and penalties of $0.7 million and $0.9 million as of December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
Balance beginning January 1	$1,962	$2,446
Additions for tax positions of prior years	96	209
Additions based on tax positions related to current year	100	45
Settlements	—	(113)
Lapse of statute of limitations	(466)	(548)
Currency movement	$(80)	$(77)
Balance ending December 31	$1,612	$1,962

Undistributed earnings of our foreign subsidiaries amounted to $177.1 million at December 31, 2013 and $138.6 million at December 31, 2012. During our fiscal years ended December 31, 2013 and December 31, 2012, we repatriated no cash to the U.S, except as noted below.

For our Dutch operating subsidiary undistributed earnings are not considered to be indefinitely reinvested and because our effective tax rate in the Netherlands is higher than the current U.S. tax rates, no additional provision for U.S. federal and state income taxes is needed. The undistributed earnings of our other foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded. During 2013, we repatriated $2.0 million from our Dutch operations subsidiary.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Customer deposits and obligations	$12,915	$27,139
Commissions and sales incentives payable	12,898	14,704
Penalty accruals	10,342	8,564
Warranty reserve	4,194	3,322
Professional fees	1,257	1,099
Insurance	—	1,187
Taxes other than income tax	5,158	2,821
Special charges	4,180	800
Other	6,563	7,599
	$57,507	$67,235

(10)    Financing Arrangements

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Capital lease obligations	$331	$483
Line of Credit at interest rates ranging from 1.42% to 3.75%	41,800	62,100
Other borrowings, at varying interest rates ranging from 3.0% to 15.92% in 2013, 1.22% to 18.00% in 2012, and 2.90% to 18.00% in 2011	7,507	7,901
Total debt	49,638	70,484
Less: current portion	7,203	7,755
Total long-term debt	$42,435	$62,729

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300.0 million revolving line of credit. The 2011 Credit Agreement includes a $150.0 million accordion feature for a maximum facility size of $450.0 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80.0 million. We anticipate using the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. We capitalized $2.0 million in debt issuance costs that will be amortized over the five year life of the agreement. As of December 31, 2013, we had borrowings of $42.4 million of which $41.8 million was outstanding under our 2011 credit agreement.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2013 and December 31, 2012.

At December 31, 2013, minimum principal payments required during each of the next five years and thereafter are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Minimum principal payments	$7,203	$228	$41,946	$106	$—	$—

(11)    Share-Based Compensation

As of December 31, 2013, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one to five years and expire 10 years after the grant date. Restricted stock units granted generally vest from two to six years. Vested restricted stock units will be settled in shares of our common stock. As of December 31, 2013, there were 355,081 stock options (including the CEO and CFO stock option awards noted below) and 238,980 restricted stock units outstanding. In addition, there were 456,857 shares available for grant under the 1999 Stock Plan as of December 31, 2013. As of December 31, 2013, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

For all of our stock options granted prior to 2013, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate and the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

In 2013, we granted 300,000 stock option awards compared with 68,943 in 2012 and 64,755 in 2011. On April 9, 2013, the Company granted stock options to purchase 200,000 shares of common stock to its newly appointed President and Chief Executive Officer at an exercise price of $41.17 per share ("CEO Option Award"). On December 2, 2013, the Company granted stock options to purchase 100,000 shares of common stock to its newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share ("CFO Option Award"). Both of these option awards were granted outside of the Company's 1999 Stock Plan and include both a service period and a market performance vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

CEO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$50.00	50,000
$60.00	100,000
$70.00	150,000
$80.00	200,000

CFO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$87.50	25,000
$100.00	50,000
$112.50	75,000
$125.00	100,000

Vested options for both of these awards may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Stock Price Target for the CEO option award was met, therefore, 50,000 options have vested and 12,500 are currently exercisable. These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. Both option awards have a 10 year term but to the extent that the market conditions above (Stock Price Targets) are not met, these options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to fair value these option awards.

The fair value of stock options granted during the year ended December 31, 2013 of $20.15 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.5%
Expected life (years)	3.2
Expected stock volatility	41.1%
Expected dividend yield	0.3%

We account for Restricted Stock Unit (“RSU”) Awards by expensing the grant date fair value to selling, general and administrative expenses ratably over vesting periods ranging from two to six years. During the years ended December 31, 2013 and December 31, 2012 we granted 154,235 and 142,338 RSU Awards with approximate fair values of $47.50 and $33.78 per RSU Award, respectively. Of the 154,235 RSU Awards granted during 2013, 18,908 were not granted under the Company's 1999 Stock Plan. During 2012 and 2013, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 154,235 RSUs granted during 2013, 35,329 are performance-based RSU awards. This compares to 30,705 performance-based RSU awards granted in 2012.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 28,463 and 34,534 with per unit discount amounts representing fair values of $13.90 and $10.81 were granted under the CIRCOR Management Stock Purchase Plan during December 31, 2013 and December 31, 2012, respectively.

Compensation expense related to our share-based plans for the year ended December 31, 2013 was $5.2 million of which $4.7 million was recorded as selling, general, and administrative expense and $0.5 million was recorded as special charges in our statement of income. The special charge portion was related to the separation of our previous CFO. Compensation expense for 2012 and 2011 was $4.4 million and $3.8 million respectively, and was recorded as selling, general and administrative expense.

As of December 31, 2013, there was $12.2 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years. This compares to $4.8 million for both 2012 and 2011, respectively. The year over year increase in total unrecognized compensation costs relates to the equity awards for the newly appointed CEO and CFO of $3.0 million and $4.4 million, respectively.

A summary of the status of all stock options granted to employees and non-employee directors as of December 31, 2013, 2012, and 2011 and changes during the years are presented in the table below:

	December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	146,621	$30.89	145,313	$29.20	134,901	$23.29
Granted	300,000	53.89	68,943	32.76	64,755	38.27
Exercised	(82,487)	29.03	(24,040)	16.84	(32,440)	18.12
Forfeited	(9,053)	32.76	(43,595)	35.96	(21,903)	36.05
Options outstanding at end of period	355,081	$50.71	146,621	$30.89	145,313	$29.20
Options exercisable at end of period	31,958	$34.72	64,137	$26.87	68,380	$21.95

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2013 was 9.1 years and 7.3 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $0.4 million and $0.7 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.3 million and $0.0 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2013 was $10.7 million and $1.5 million, respectively. As of December 31, 2013, there was $5.2 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information about stock options outstanding at December 31, 2013 :

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$24.90 - $31.00	11,527	4.6	$29.09	11,527	$29.09
31.01 - 40.00	43,554	7.8	34.51	7,931	32.76
40.01 - 60.00	200,000	9.3	41.17	12,500	41.17
60.01 - 79.33	100,000	9.9	79.33	0	—
$24.90 - $79.33	355,081	9.1	$50.71	31,958	$34.72

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2013, 2012, and 2011 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2013		2012		2011
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	187,667	$33.34	234,035	$33.52	339,891	$30.79
Granted	154,235	47.50	142,338	33.78	72,417	38.14
Settled	(91,001)	32.21	(122,895)	31.98	(134,487)	29.84
Canceled	(74,817)	37.85	(65,811)	37.48	(43,786)	31.30
RSU Awards outstanding at end of period	176,084	$44.39	187,667	$33.34	234,035	$33.52
RSU Awards exercisable at end of period	—	$—	9,494	$32.71	11,848	$34.48

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2013, 2012 and 2011 was $4.0 million, $4.2 million, and $5.6 million, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2013, 2012 and 2011 was $2.6 million, $3.9 million and $3.4 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2013 was $14.2 million and $0.0 million, respectively. As of December 31, 2013, there was $6.7 million of total unrecognized compensation costs related to RSU awards that is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about RSU Awards outstanding at December 31, 2013:

	RSU Awards Outstanding
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$31.00 - $35.99	40,788	1.2	$32.75
36.00 - 39.99	12,608	0.9	38.30
40.00 - 42.99	99,298	2.2	41.92
43.00 - 79.33	23,390	2.1	78.51
$31.00 - $79.33	176,084	1.9	$44.39

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2013, 2012, and 2011 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2013		2012		2011
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	76,106	$22.91	151,708	$18.14	172,662	$18.64
Granted	28,463	28.22	34,534	21.95	43,734	26.13
Settled	(28,256)	21.09	(98,867)	15.20	(44,991)	27.76
Canceled	(13,417)	25.05	(11,269)	23.40	(19,697)	18.25
RSU MSPs outstanding at end of period	62,896	$25.67	76,106	$22.91	151,708	$18.14
RSU MSPs exercisable at end of period	—	$—	9,599	$17.15	1,226	$32.60

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2013, 2012, and 2011 was $0.7 million, $1.8 million and $0.5 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2013, 2012, and 2011 was $0.2 million, $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2013 was $3.5 million. As of December 31, 2013 there was $0.3 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes information about RSU MSPs outstanding at December 31, 2013:

	RSU MSPs Outstanding
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.95 - 25.99	18,876	1.2	$21.95
26.00 - 27.99	20,126	0.2	26.13
28.00 - 28.22	23,894	2.2	28.22
$21.95 - $28.22	62,896	1.2	$25.67

While not included in the share-based compensation tables above, the Company also grants Cash Settled Stock Unit Awards to its international participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the Company's closing stock price at the time of vesting. As of December 31, 2013, there were 40,330 Cash Settled Stock Unit Awards outstanding compared with 51,647 Cash Settled Stock Unit Awards as of December 31, 2012. During 2013, the aggregate cash used to settle Cash Settled Stock Unit Awards was $1.1 million. As of December 31, 2013, the Company had $1.7 million in accrued expenses and current liabilities for Cash Settled Stock Unit Awards compared with $1.4 million as of December 31, 2012. Cash Settled Stock Unit related compensation costs for the twelve month periods ended December 31, 2013, 2012, and 2011 totaled $1.5 million, $0.3 million, and $0.5 million, respectively and was recorded as selling, general and administrative expense in our consolidated statements of income.

(12)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, defense and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2013, 2012 and 2011, the Company has not experienced any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2013, 2012 and 2011, we had no customers from which we derive revenues that exceed the threshold of 5% of the Company’s consolidated revenues.

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

During 2013, we made $1.6 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our non-qualified supplemental plan. In 2014, we expect to make cash contributions of approximately $1.6 million to our qualified plan and payments of $0.4 million for our non-qualified plan. Contributions to the qualified plan may differ based on a re-assessment of this plan’s funded status during 2014 based on separate IRS cash funding calculations. Capital market and interest rate fluctuations will also impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a Company contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense for the benefit plans are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Components of net benefit expense:
Service cost-benefits earned (1)	$—	$—	$430
Interest cost on benefits obligation	1,963	2,054	2,161
Expected return on assets	(2,366)	(2,126)	(2,438)
Net pension costs (income)	(403)	(72)	153
Net loss amortization	765	631	341
Total amortization	765	631	341
Net periodic cost of defined benefits plans	362	558	494
Cost of 401(k) plan Company contributions	4,465	4,252	3,707
Net benefit expense	$4,827	$4,810	$4,201

(1) Plan administration charges

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2013	2012	2011
Net periodic benefit cost:
Discount rate – qualified plan	4.70%	3.85%	5.50%
Discount rate – nonqualified plan	4.30%	3.35%	5.25%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A
Benefit obligations:
Discount rate – qualified plan	4.70%	3.85%	4.50%
Discount rate – nonqualified plan	4.30%	3.35%	4.25%
Rate of compensation increase – nonqualified plan	N/A	N/A	N/A
Rate of compensation increase – qualified plan	N/A	N/A	N/A

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year end 2013 benefit obligations, we utilized a weighted average basis given the level of yield on high-quality corporate bond interest rates at fiscal year-end 2013. The effect of the discount rate change lowered our projected benefit obligation at December 31, 2013 by approximately $5.0 million and will have an insignificant impact on our 2014 pension expense.

In selecting the expected long-term rate of return on assets for the qualified plan, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31,
	2013	2012
Change in projected benefit obligation:
Balance at beginning of year	$52,657	$46,776
Interest cost	1,963	2,054
Actuarial loss	(4,967)	5,686
Benefits paid	(1,839)	(1,859)
Balance at end of year	$47,814	$52,657
Change in fair value of plan assets:
Balance at beginning of year	$33,560	$30,170
Actual return on assets	4,585	3,254
Benefits paid	(1,839)	(1,859)
Employer contributions	1,995	1,995
Fair value of plan assets at end of year	$38,300	$33,560
Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(9,514)	$(19,097)
Pension plan accumulated benefit obligation (“ABO”)	$42,531	$46,728
Supplemental pension plan ABO	5,282	5,929
Aggregate ABO	$47,813	$52,657

The following information is presented as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Funded status, end of year:
Fair value of plan assets	$38,300	$33,560
Benefit obligations	(47,814)	(52,657)
Net pension liability	$(9,514)	$(19,097)
Pension liability recognized in the balance sheet consists of:
Noncurrent asset	$—	$—
Noncurrent liability	(9,514)	(19,097)
Total	(9,514)	(19,097)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$17,258	$25,209
Prior service cost	—	—
Total	17,258	25,209
Estimated pension expense to be recognized in other comprehensive income (loss) in 2013 consists of:
Amortization of net losses	506
Prior service cost	—
Total	$506

As of December 31, 2013, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$1,982	$2,108	$2,222	$2,397	$2,482	$14,574

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012, utilizing the fair value hierarchy are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Total	Level 1	Total	Level 1
Cash Equivalents:
Money Market Funds	2,633	2,633	2,216	2,216
Mutual Funds:
Bond Funds	12,397	12,397	18,385	18,385
Large Cap Funds	10,765	10,765	4,966	4,966
International Funds	7,838	7,838	4,430	4,430
Small Cap Funds	2,346	2,346	1,805	1,805
Blended Funds	—	—	1,028	1,028
Mid Cap Funds	2,321	2,321	730	730
Total Fair Value	$38,300	$38,300	$33,560	$33,560

The Company’s pension plan assets are measured at fair value. For pension assets, fair value is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets.

All assets as of December 31, 2013 and 2012 are classified as Level 1 and are comprised of mutual funds held and are traded on the open market where quoted prices are determinable and available daily. The investments are valued using a market approach based on prices obtained from the primary or secondary exchanges on which they are traded.

Our investment objectives for the portfolio of the plans’ assets are to approximate the return of a composite benchmark comprised of 50% of the Barclays Capital Aggregate Bond Index, 15% of the Morgan Stanley Capital International EAFE Index, 5% of the Morgan Stanley Capital International Emerging Markets Index, 5% of the Absolute Return Index, and 25% of the Russell 1000 Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Realigning among asset classes will occur periodically as global markets change. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. We do not invest our pension assets directly in CIRCOR common stock. The long-term target allocations for plan assets are 55% in equities and 45% in fixed income, although the actual plan asset allocations may be within a range around these targets.

(14)    Contingencies, Commitments and Guarantees

During the third quarter of 2011, we commenced arbitration proceedings against T.M.W. Corporation (“TMW”), the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. On January 24, 2014 we reached a settlement on the TMW arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a gain of approximately $2.2 million during the first quarter of 2014.
In late 2013 our former parent, Watts Water Technologies, Inc. (“Watts”), notified us of a claim in the approximate aggregate amount of $4.2 million.  In its claim Watts contends, pursuant to the Distribution Agreement dated October 1, 1999 which governed the spinoff of CIRCOR from Watts, that we are partially responsible for retrospective insurance premium adjustments and deductibles paid by Watts to insurers under certain legacy insurance policies that covered both Watts and CIRCOR subsidiaries prior to our 1999 spinoff. The claim also includes both interest paid to insurers as well as attorneys’ fees spent by Watts in disputing its contractual obligations. We are vigorously contesting this claim and believe that any resolution of this matter will not have a material adverse effect on our financial condition or results of operations.
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

We are currently involved in various other legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $42.4 million at December 31, 2013. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2013.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2013 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$31,441
Greater than 12 months	10,971
Total	$42,412

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $7.4 million, $7.8 million and $7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities were as follows at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Minimum lease commitments	$6,594	$5,477	$5,045	$3,083	$2,546	$3,585

Commercial Contract Commitment

As of December 31, 2013, we had approximately $92.1 million of commercial contract commitments related to open purchase orders. In addition, we had $1.5 million of commitments associated primarily with certain loans.

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

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2013.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance beginning December 31	$3,322	$3,104
Provisions	3,302	3,395
Claims settled	(2,512)	(3,197)
Currency translation adjustment	82	20
Balance ending December 31	$4,194	$3,322

Warranty obligations increased $0.9 million from $3.3 million as of December 31, 2012 to $4.2 million as of December 31, 2013, primarily due to lower claim settlements year over year.

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

As of December 31, 2013, we had fourteen forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/Euro	9	3,104	U.S. Dollars
Brazilian Real/Euro	5	—	Brazilian Reals

This compares to twelve forward contracts as of December 31, 2012. The fair value asset of the derivative forward contracts as of December 31, 2013 and December 31, 2012 was approximately $0.1 million and $0.5 million, respectively and is included in prepaid expenses and other current assets on our balance sheet. The unrealized foreign exchange gains (losses) for the year ended December 31, 2013, 2012 and 2011 are less than $0.5 million for each year and are included in other (income) expense in our consolidated statements of income.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820.1, Fair Value Measurement. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(17)    Segment Information

During the fourth quarter of 2013, we changed our organizational structure to simplify the way the Company is managed better align our business with our customer and end markets. As part of this organizational change, the Company announced that it would consolidate its segment and reporting structure from three to two. The first segment is Energy, which will include all of the businesses from the existing Energy segment and a majority of the former ‘Flow Technologies’ businesses. The primary markets served in the new Energy segment are Oil & Gas: upstream, mid-stream and downstream; as well as the global power generation market. The second segment is Aerospace & Defense, which will include all of the former Aerospace segment businesses plus the UK based defense-oriented businesses from the former Flow Technologies segment.

The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2013
Net revenues	$660,969	$196,839	$—	$857,808
Inter-segment revenues	878	109	(987)	0
Operating income (loss)	90,786	6,177	(27,790)	69,173
Interest income				(264)
Interest expense				3,425
Other expense, net				1,975
Income before income taxes				64,037
Identifiable assets	$574,967	$217,281	$(65,599)	$726,650
Capital expenditures	10,249	5,773	1,306	17,328
Depreciation and amortization	11,346	6,360	1,367	19,073
Year Ended December 31, 2012
Net revenues	659,382	186,170	—	845,552
Inter-segment revenues	1,256	94	(1,350)	0
Operating income (loss)	67,761	4,774	(26,004)	46,531
Interest income				(269)
Interest expense				4,528
Other expense, net				513
Income before income taxes				41,759
Identifiable assets	544,295	231,920	(66,234)	709,981
Capital expenditures	12,208	4,088	1,874	18,170
Depreciation and amortization	11,503	6,517	1,308	19,328
Year Ended December 31, 2011
Net revenues	$620,683	$201,666	$—	$822,349
Inter-segment revenues	1,039	10	(1,049)	0
Operating income (loss)	51,509	22,816	(18,027)	56,298
Interest income				(265)
Interest expense				4,195
Other income, net				2,172
Income before income taxes				50,196
Identifiable assets	517,837	242,842	(38,156)	722,523
Capital expenditures	11,208	5,125	1,568	17,901
Depreciation and amortization	12,049	6,556	831	19,436

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. Refer to Note 1 for further discussion of the products included in each segment.

In calculating operating income (loss) from operations for individual reporting segments, certain administrative expenses incurred at the corporate level for the benefit of other reporting segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

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

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Eliminations for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $51.5 million, $39.9 million, and $44.1 million as of December 31, 2013, 2012 and 2011, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (in thousands)	2013	2012	2011
United States	$405,561	$424,200	$385,205
United Kingdom	59,547	48,303	51,472
Saudi Arabia	57,539	11,764	2,143
France	39,881	37,533	34,449
Canada	39,016	49,860	49,114
Germany	31,070	32,210	58,048
Denmark	30,446	644	402
United Arab Emirates	19,181	30,545	39,874
China	15,533	11,440	11,025
Other	160,034	199,053	190,617
Total net revenues	$857,808	$845,552	$822,349

	December 31,
Long-lived assets by geographic area (in thousands)	2013	2012
United States	42,304	41,890
United Kingdom	14,141	14,292
France	8,694	8,822
Germany	10,446	10,573
China	8,411	9,086
Italy	7,921	6,598
Brazil	5,649	4,517
India	4,771	4,539
Other	5,387	5,586
Total long-lived assets	$107,724	$105,903

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Net revenues	$205,398	$223,644	$214,731	$214,035
Gross profit	59,489	70,106	70,138	67,507
Net income	7,908	12,668	17,720	8,825
Earnings (loss) per common share:
Basic	$0.45	$0.72	$1.01	$0.50
Diluted	0.45	0.72	1.00	0.50
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$44.00	$53.57	$63.70	$83.37
Low	39.01	39.56	50.96	58.64
Year Ended December 31, 2012
Net revenues	$214,280	$219,862	$209,804	$214,035
Gross profit	58,612	63,816	58,695	67,507
Net income (loss)	8,585	11,136	1,869	8,825
Earnings (loss) per common share:
Basic	$0.50	$0.64	$0.11	$0.50
Diluted	0.49	0.64	0.11	0.50
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$42.24	$34.02	$38.98	$39.59
Low	31.82	28.88	29.26	33.26

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,706	$1,194	$(21)	$(430)	$2,449
Year ended
December 31, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,127	$667	$28	$(116)	$1,706
Year ended
December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$822	$452	$(18)	$(129)	$1,127

(1)	Uncollectible accounts written off, net of recoveries.