Form 10-Q
period 2014-03-30
CIRCOR INTERNATIONAL INC
filed 2014-04-22
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014.
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
As of April 17, 2014, there were 17,659,532 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,097	$102,180
Short-term investments	92	95
Trade accounts receivable, less allowance for doubtful accounts of $2,543 and $2,449, respectively	154,821	144,742
Inventories, net	199,200	199,404
Prepaid expenses and other current assets	20,496	19,815
Deferred income tax asset	17,566	17,686
Total Current Assets	514,272	483,922
PROPERTY, PLANT AND EQUIPMENT, NET	106,455	107,724
OTHER ASSETS:
Goodwill	75,999	75,876
Intangibles, net	34,924	35,656
Deferred income tax asset	17,167	18,579
Other assets	5,140	4,893
TOTAL ASSETS	$753,957	$726,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,391	$70,589
Accrued expenses and other current liabilities	56,710	57,507
Accrued compensation and benefits	25,191	31,289
Income taxes payable	4,946	3,965
Notes payable and current portion of long-term debt	10,519	7,203
Total Current Liabilities	180,757	170,553
LONG-TERM DEBT, NET OF CURRENT PORTION	45,614	42,435
DEFERRED INCOME TAXES	9,217	9,666
OTHER NON-CURRENT LIABILITIES	25,768	27,109
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,644,008 and 17,610,526 shares issued and outstanding at March 30, 2014 and December 31, 2013, respectively	176	176
Additional paid-in capital	272,202	269,884
Retained earnings	217,045	202,930
Accumulated other comprehensive gain, net of taxes	3,178	3,897
Total Shareholders’ Equity	492,601	476,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$753,957	$726,650
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net revenues	$211,186	$205,398
Cost of revenues	146,548	145,549
GROSS PROFIT	64,638	59,849
Selling, general and administrative expenses	44,888	45,571
Special (recoveries) charges, net	(1,157)	1,378
OPERATING INCOME	20,907	12,900
Other (income) expense:
Interest expense, net	918	787
Other (income) expense, net	(468)	612
TOTAL OTHER EXPENSE, NET	450	1,399
INCOME BEFORE INCOME TAXES	20,457	11,501
Provision for income taxes	5,825	3,592
NET INCOME	$14,632	$7,908
Earnings per common share:
Basic	$0.83	$0.45
Diluted	$0.82	$0.45
Weighted average number of common shares outstanding:
Basic	17,620	17,511
Diluted	17,741	17,529
Dividends paid per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$14,632	$7,908
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(715)	(8,644)
Other comprehensive loss	(715)	(8,644)
COMPREHENSIVE INCOME (LOSS)	$13,917	$(736)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$14,632	$7,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,069	4,009
Amortization	786	758
Compensation expense of share-based plans	1,830	1,028
Tax effect of share-based plan compensation	(571)	(285)
(Gain) loss on disposal of property, plant and equipment	34	(66)
Change in operating assets and liabilities:
Trade accounts receivable, net	(9,952)	(2,455)
Inventories, net	234	(6,461)
Prepaid expenses and other assets	(859)	(827)
Accounts payable, accrued expenses and other liabilities	6,854	2,198
Net cash provided by operating activities	17,057	5,807
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,670)	(4,707)
Proceeds from the sale of property, plant and equipment	13	75
Net cash used in investing activities	(2,657)	(4,632)
FINANCING ACTIVITIES
Proceeds from long-term debt	48,029	33,598
Payments of long-term debt	(41,781)	(37,655)
Dividends paid	(670)	(670)
Proceeds from the exercise of stock options	192	1,368
Tax effect of share-based compensation	571	285
Net cash (used in) provided by financing activities	6,341	(3,074)
Effect of exchange rate changes on cash and cash equivalents	(824)	(2,207)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,917	(4,106)
Cash and cash equivalents at beginning of period	102,180	61,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,097	$57,632
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$2,913	$1,462
Interest	$678	$655
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

The consolidated balance sheet at December 31, 2013 is as reported in our audited financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2013 financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

There were no additional new accounting pronouncements adopted during the three months ended March 30, 2014 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of March 30, 2014, we have one share-based compensation plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Stock Plan”), which was adopted by our Board of Directors and approved by our shareholders, permits the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights and dividend equivalent rights. The 1999 Stock Plan provides for the issuance of up to 3,000,000 shares of common stock (subject to adjustment for stock splits and similar events). New options granted under the 1999 Stock Plan could have varying vesting provisions and exercise periods. Options granted vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted generally vest from two years to six years. Vested restricted stock units will be settled in shares of our common stock. As of March 30, 2014, there were 505,007 stock options (including the CEO and CFO stock option awards noted below) and 251,664 restricted stock units outstanding. In addition, there were 259,453 shares available for grant under the 1999 Stock Plan as of March 30, 2014. As of March 30, 2014, there were 1,010 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

The Black-Scholes option pricing model was used to estimate the fair value of each stock option grant at the date of grant excluding the 2013 and 2014 CEO and CFO stock option awards noted below. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

On April 9, 2013, the Company granted stock options to purchase 200,000 shares of common stock to its newly appointed President and Chief Executive Officer at an exercise price of $41.17 per share ("2013 CEO Option Award"). On December 2, 2013, the Company granted stock options to purchase 100,000 shares of common stock to its newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share ("2013 CFO Option Award"). On March 5, 2014, the Company granted stock options to purchase 100,000 shares of common stock to its President and Chief Executive Officer at an exercise price of $70.42 per share ("2014 CEO Option Award"). Both the 2013 CEO Option Award and the 2013 CFO Option Award were considered inducement awards and were granted outside of the Company's 1999 Stock Plan. All three of these option awards include a service period and a market performance vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

2013 CEO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$50.00	50,000
$60.00	100,000
$70.00	150,000
$80.00	200,000

2013 CFO and 2014 CEO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$87.50	25,000
$100.00	50,000
$112.50	75,000
$125.00	100,000

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Stock Price Target for the 2013 CEO Option Award was met. On January 6, 2014 and January 28, 2014, the $60.00 and $70.00 Price targets for the 2013 CEO Option Award were met, respectively. Therefore, 150,000 options have vested of which 37,500 are currently exercisable under the 2013 CEO Option Award. These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. All three of these option awards have a 10 year term but to the extent that the market conditions above (Stock Price Targets) are not met, these options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

During the three months ended March 30, 2014, the Company granted 164,503 stock options (including the 2014 CEO Option Award noted above). This compares with no stock options granted during the first three months of 2013. The average fair value of stock options granted during the first three months of 2014 was $26.32 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.8%
Expected life (years)	3.7
Expected stock volatility	41.4%
Expected dividend yield	0.2%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from two to six years. During the three months ended March 30, 2014 and March 31, 2013, we granted 31,954 and 109,468 RSU Awards with approximate fair values of $71.75 and $42.12 per RSU Award, respectively. During the first three months of 2014 and 2013, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the

31,954 RSUs granted during the three months ended March 30, 2014, 11,881 are performance-based RSU awards. This compares to 24,641 performance-based RSU awards granted during the three months ended March 31, 2013.

The CIRCOR Management Stock Purchase Plan, which is a component of the 1999 Stock Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 32,752 and 28,463 with per unit discount amounts representing fair values of $23.61 and $13.90 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended March 30, 2014 and March 31, 2013, respectively.

Compensation expense related to our share-based plans for the three month periods ended March 30, 2014 and March 31, 2013 was $1.8 million and $1.2 million, respectively, and was recorded as selling, general and administrative expense. As of March 30, 2014, there was $17.1 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

The weighted average contractual term for stock options outstanding and options exercisable as of March 30, 2014 was 8.9 years and 7.8 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 30, 2014 was $0.2 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of March 30, 2014 was $7.7 million and $2.5 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended March 30, 2014 was $1.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of March 30, 2014 was $12.4 million and $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended March 30, 2014 was $0.8 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of March 30, 2014 was $2.9 million and $0.0 million, respectively.

The Company also grants Cash Settled Stock Unit Awards to its international participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the company's closing stock price at the time of vesting. As of March 30, 2014, there were 42,365 Cash Settled Stock Unit Awards outstanding compared to 44,327 Cash Settled Stock Unit Awards as of March 31, 2013. During the three months ended March 30, 2014, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of March 30, 2014, the company had $1.0 million in accrued expenses and current liabilities for Cash Settled Stock Unit Awards compared with $0.6 million as of March 31, 2013. Cash Settled Stock Unit Awards related compensation costs for the three month periods ended March 30, 2014 and March 31, 2013 was $0.1 million and $0.3 million, respectively, and was recorded as selling, general, and administrative expense.

(4) Inventories
Inventories consist of the following (in thousands):

	March 30, 2014	December 31, 2013
Raw materials	$62,502	$59,255
Work in process	95,826	95,236
Finished goods	40,872	44,913
	$199,200	$199,404

(5) Goodwill and Intangible Assets

The following table shows goodwill by segment as of March 30, 2014 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876
Currency translation adjustments	118	5	123
Goodwill as of March 30, 2014	$53,048	$22,951	$75,999

The table below presents gross intangible assets and the related accumulated amortization as of March 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,068	$(5,692)
Non-amortized intangibles (primarily trademarks and trade names)	17,017	—
Customer relationships	34,592	(19,594)
Backlog	1,150	(1,150)
Other	7,614	(5,081)
Total	$66,441	$(31,517)
Net carrying value of intangible assets	$34,924

The table below presents estimated remaining amortization expense for intangible assets recorded as of March 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	After 2019
Estimated amortization expense	$2,335	$3,102	$2,815	$2,679	$2,423	$4,536

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended March 30, 2014
Net revenues	$162,587	$48,599		$211,186
Inter-segment revenues	206	79	(285)	—
Operating income (loss)	21,774	6,570	(7,437)	20,907
Interest expense, net				918
Other (income) expense, net				(468)
Income before income taxes				$20,457
Identifiable assets	600,637	220,402	(67,082)	753,957
Capital expenditures	1,773	649	248	2,670
Depreciation and amortization	2,816	1,727	312	4,855

Three Months Ended March 31, 2013
Net revenues	$157,104	$48,294		$205,398
Inter-segment revenues	222	5	(227)	—
Operating income (loss)	16,239	1,938	(5,277)	12,900
Interest expense, net				787
Other (income) expense, net				612
Income before income taxes				$11,501
Identifiable assets	554,838	225,584	(76,312)	704,110
Capital expenditures	3,029	1,608	70	4,707
Depreciation and amortization	2,560	1,323	884	4,767

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In calculating operating income for each reporting segment, certain administrative expenses incurred at the corporate level for the benefit of other reporting segments were allocated to the segments based upon specific identification of costs, employment related information or net revenues.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended March 30, 2014 and March 31, 2013. Corporate Identifiable Assets after elimination of intercompany assets were $46.1 million and $42.0 million as of March 30, 2014 and March 31, 2013, respectively.

(7) Earnings Per Common Share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2014			March 31, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$14,632	17,620	$0.83	$7,908	17,511	$0.45
Dilutive securities, common stock options	—	121	(0.01)	—	18	0.00
Diluted EPS	$14,632	17,741	$0.82	$7,908	17,529	$0.45

There were 152,599 and 308,060 anti-dilutive stock options, RSU Awards, and RSU MSPs outstanding for the three months ended March 30, 2014 and March 31, 2013, respectively.

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

As of March 30, 2014, we had eleven forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
U.S. Dollar/Euro	8	74,494	U.S. Dollars
Brazilian Real/Euro	3	0	Brazilian Reais

This compares to fourteen forward contracts as of December 31, 2013. The fair value liability of the derivative forward contracts as of March 30, 2014 was less than $0.1 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2013. The unrealized foreign exchange gain (loss) for each of the three month periods ended March 30, 2014 and March 31, 2013 was less than $0.5 million. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of March 30, 2014.

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

The following table sets forth information related to our product warranty reserves for the three months ended March 30, 2014 (in thousands):

Balance beginning December 31, 2013	$4,194
Provisions	1,222
Claims settled	(412)
Currency translation adjustment	7
Balance ending March 30, 2014	$5,011

Warranty obligations increased $0.8 million from $4.2 million as of December 31, 2013 to $5.0 million as of March 30, 2014, primarily due to provisions recorded within the Energy segment for isolated product defect claims.

(10) Contingencies and Commitments
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
In late 2013 our former parent, Watts Water Technologies, Inc. (“Watts”), notified us of a claim in the approximate aggregate amount of $4.2 million.  In its claim Watts contended, pursuant to the Distribution Agreement dated October 1, 1999 which governed the spinoff of CIRCOR from Watts, that we were partially responsible for retrospective insurance premium adjustments and deductibles paid by Watts to insurers under certain legacy insurance policies that covered both Watts and CIRCOR subsidiaries prior to our 1999 spinoff. The claim also included both interest paid to insurers as well as attorneys’ fees spent by Watts in disputing its contractual obligations. During the first quarter of 2014, we entered into a settlement agreement resolving the Watts claim for payment by us to Watts of $1.5 million in April 2014.
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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $46.0 million at March 30, 2014. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from March 30, 2014.
The following table contains information related to standby letters of credit instruments outstanding as of March 30, 2014 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$30,222
Greater than 12 months	15,759
Total	$45,981

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
During the three months ended March 30, 2014, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Interest cost on benefits obligation	545	491
Estimated return on assets	(697)	(591)
Loss amortization	127	189
Net periodic cost of defined pension benefit plans	$(25)	$89

(12) Income Taxes
As required by ASC 740, Income Taxes, at March 30, 2014 and at December 31, 2013, we had $1.9 million and $1.6 million of unrecognized tax benefits, respectively, of which $1.2 million and $0.9 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2014, we had approximately $0.9 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2010 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is under examination for income tax filings in the U.S. and various foreign jurisdictions.

For 2014, we expect an effective income tax rate of approximately 28.0%. The effective tax rate was 28.5% for the quarter ended March 30, 2014.  The primary driver of this higher tax rate in the quarter was the higher percentage of US income over total income.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $13.8 million at March 30, 2014 and $13.9 million at December 31, 2013 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

(13) Special Charges / Recoveries

During the third quarter of 2012, we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and exited some non-strategic product lines ("2012 Announced Restructuring").

On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we will simplify the manner in which we manage our businesses ("2013 Announced Restructuring"). Under these restructurings, we will consolidate facilities, shift expenses to lower cost regions, exit certain non-strategic product lines, and also consolidate our group structure from three groups to two, reducing management layers and administrative expenses.

On January 24, 2014, we reached a settlement on the TMW arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a special gain of approximately $2.2 million during the first quarter of 2014. See Note 10 for additional information.

On March 28, 2014, we entered into a settlement agreement for $1.5 million with Watts. Accordingly, we recorded a $0.3 million special charge in the quarter, net of amounts previously accrued. See Note 10 for additional information.

During the three months ended March 30, 2014, we recorded $0.8 million of special charges associated with the 2013 Announced Restructuring actions, $0.3 million of special charges associated with the Watts legal settlement, and a $2.2 million gain associated with the TMW settlement. The following table summarizes our special charges or recoveries by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended March 30, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	336	84	—	420
Employee related expenses	351	15	—	366
Total restructuring charges	$687	$99	$—	$786
Watts settlement	—	—	300	300
TMW settlement special gain	—	(2,243)	—	(2,243)
Total special charges	$687	$(2,144)	$300	$(1,157)
Special charges paid				298
Accrued special charges as of March 30, 2014				$2,725

During the three months ended March 31, 2013, we incurred $1.4 million of special charges associated with the 2012 Announced Restructuring actions. The following table summarizes our special charges by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended March 31, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	380	539	—	919
Employee related expenses	72	387	—	459
Total restructuring charges	$452	$926	$—	$1,378
Special charges paid				2,107
Accrued special charges as of March 31, 2013				$71
The following table summarizes our 2012 Announced Restructuring related special charges incurred from the end of the third quarter of 2012 through December 31, 2013. Charges with this action began in the third quarter of 2012 and were finalized in the fourth quarter of 2013.

	2012 Announced Restructuring Charges as of March 30, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,270	2,854	—	5,124
Employee related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177
Also, in connection with the 2012 Announced Restructuring special charges noted above, we recorded $1.2 million and $3.6 million of restructuring related inventory obsolescence charges since the third quarter of 2012 for the Energy and Aerospace & Defense segments, respectively. We do not anticipate any additional special charges to be incurred associated with the 2012 Announced Restructuring actions.
The following table summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through March 30, 2014:

	2013 Announced Restructuring Charges as of March 30, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	1,936	473	—	2,409
Employee related expenses - incurred to date	2,839	1,519	—	4,358
Total restructuring related special charges - incurred to date	$4,775	$1,992	$—	$6,767
Additional special charges that we expect to be recorded with the 2013 Announced Restructuring action are included in the projected amounts below.
On April 22, 2014, we announced additional restructuring actions, under which we will continue to simplify our businesses. Under this restructuring, we will reduce certain general and administrative expenses and close or consolidate a number of smaller facilities. The savings from these restructuring actions will be utilized for growth investments.
We expect to incur additional related special charges between $7.9 million and $9.2 million that are primarily facility and employee related during the remainder of 2014 (between $4.3 million and $5.0 million for the Energy segment, between $3.1 million and $3.6 million for the Aerospace & Defense segment, and between $0.5 million and $0.6 million for Corporate) to complete these restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil & gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2013, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have organized our reporting structure into two segments: Energy and Aerospace & Defense. The primary markets served by our Energy segment are oil & gas: upstream, mid-stream and downstream; as well as the global power generation market.

The Aerospace & Defense segment primarily serves commercial and military aerospace end-markets as well as certain international Navy applications.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

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

Our net inventory balance was $199.2 million as of March 30, 2014, compared to $199.4 million as of December 31, 2013. Our inventory allowance as of March 30, 2014 was $22.3 million, compared with $21.3 million as of December 31, 2013. Our provision for inventory obsolescence was $1.0 million for the first three months of 2014 and 2013, respectively. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowance.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of March 30, 2014, and December 31, 2013 were $10.1 million and $10.3 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. During 2013, 2012, and 2011, the Company did not experience any significant losses related to the collection of our accounts receivable. For the years ended December 31, 2013, 2012 and 2011 we had no customers from which we derived revenues that exceeded 5% of our consolidated revenues.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of March 30, 2014 decreased $0.1 million to $76.0 million compared to $75.9 million as of December 31, 2013 due to foreign currency fluctuations. There were no impairment triggering events as of March 30, 2014.

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

As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006 and instead receive enhanced benefits associated with our defined contribution

401(k) plan in which substantially all of our U.S. employees are eligible to participate. No existing employees benefit from the supplemental plan.

During the three months ended March 30, 2014, we made a cash contributions of $0.4 million to our qualified defined benefit pension plan. For the remainder of 2013, we expect to make a voluntary cash contribution of approximately $1.2 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended March 30, 2014 Compared to the Three Months Ended March 31, 2013 (unaudited)

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended		Three Months Ended
	March 30, 2014		March 31, 2013		% Change
	(Dollars in thousands)
Net revenues	$211,186	100.0%	$205,398	100.0%	2.8%
Cost of revenues	146,548	69.4%	145,549	70.9%	0.7%
Gross profit	64,638	30.6%	59,849	29.1%	8.0%
Selling, general and administrative expenses	44,888	21.3%	45,571	22.2%	(1.5)%
Special (recoveries) charges, net	(1,157)	(0.5)%	1,378	0.7%	(184.0)%
Operating income	20,907	9.9%	12,900	6.3%	62.1%
Other (income) expense:
Interest expense, net	918	0.4%	787	0.4%	16.6%
Other (income) expense, net	(468)	(0.2)%	612	0.3%	(176.5)%
Total other expense, net	450	0.2%	1,399	0.7%	(67.8)%
Income before income taxes	20,457	9.7%	11,501	5.6%	77.9%
Provision for income taxes	5,825	2.8%	3,592	1.7%	62.2%
Net income	$14,632	6.9%	$7,908	3.9%	85.0%

Net Revenues
Net revenues for the three months ended March 30, 2014 increased by $5.8 million, or 3%, to $211.2 million from $205.4 million for the three months ended March 31, 2013. The change in net revenues for the three months ended March 30, 2014 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	March 30, 2014	March 31, 2013
	(In thousands)
Energy	$162,587	$157,104	$5,483	$4,856	$627
Aerospace & Defense	48,599	48,294	305	(1,099)	1,404
Total	$211,186	$205,398	$5,788	$3,757	$2,031

The Energy segment accounted for approximately 77% of net revenues for the three months ended March 30, 2014 compared to 76% for the three months ended March 31, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues increased by $5.5 million, or 3%, for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. The increase is primarily driven by organic increases in upstream large international projects (2%), instrumentation and sampling businesses (1%), and by favorable foreign currency impact of $0.6 million, partially offset by organic declines in the upstream North American short-cycle business (1%). Energy segment orders decreased $14.0 million to $159.5 million for the three months ended March 30, 2014 compared to $173.5 million for the same period in 2013 primarily due to lower bookings in the large international projects. Backlog for our Energy segment has increased $8.7 million to $283.1 million as of March 30, 2014 compared to $274.4 million as of March 31, 2013 primarily due to bookings in the instrumentation and sampling business.

Aerospace & Defense segment revenues increased by $0.3 million, or 1%, for the three months ended March 30, 2014 compared to the same period in 2013. The increase is primarily driven by 3% favorable foreign currency fluctuations, partially offset by organic declines across most of our landing gear and fluid controls businesses. Orders decreased $12.9 million to $40.4 million for the three months ended March 30, 2014 compared to $53.3 million for the same period in 2013. This order decline was primarily due to lower landing gear and defense orders. Order backlog decreased $17.7 million to $165.2 million as of March 30, 2014 compared to $182.9 million as of March 31, 2013 primarily due to lower landing gear orders.

Operating Income (Loss)
The change in operating income (loss) for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring & Special (Recoveries) Charges, net
Segment	March 30, 2014	March 31, 2013
Energy	$21,774	$16,239	$5,535	$5,437	$111	$(13)
Aerospace & Defense	6,570	1,938	4,632	7,437	266	(3,071)
Corporate	(7,437)	(5,277)	(2,160)	(2,460)	—	300
	$20,907	$12,900	$8,007	$10,414	$377	$(2,784)

Special charges and inventory restructuring actions for the three months ended March 30, 2014 and March 31, 2013 were as follows:

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	March 30, 2014
	(In thousands)
Energy	$688	$—	$688
Aerospace & Defense	(2,145)	—	(2,145)
Corporate	300	—	300
Total	$(1,157)	$—	$(1,157)

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	March 31, 2013
	(In thousands)
Energy	$701	$249	$452
Aerospace & Defense	926	—	926
Corporate	—	—	—
Total	$1,627	$249	$1,378

* Inventory Restructuring charges are included in cost of revenues.

During the three months ended March 30, 2014, we recorded $1.2 million of net special recoveries. Charges of $0.7 million and $0.1 million for the Energy and Aerospace & Defense segments, respectively were associated with the restructuring actions that were announced in 2013. In addition, we recorded $0.3 million of Corporate special charges related to the Watts legal settlement. These special charges were offset by a special recovery of $2.2 million in the Aerospace & Defense segment for the legal settlement of the TMW arbitration.

During the three months ended March 31, 2013, we incurred $1.4 million of special charges. These charges of $0.5 million and $0.9 million for the Energy and Aerospace & Defense segments, respectively, were associated with the restructuring actions that were announced in 2012.

Operating income increased 62%, or $8.0 million, to $20.9 million for the three months ended March 30, 2014 compared to $12.9 million for the same period in 2013.

Operating income for our Energy segment increased $5.5 million, or 34%, to $21.8 million for the three months ended March 30, 2014, compared to the same period in 2013. The increase in operating income was primarily driven by net organic increases of $5.4 million (34%). Operating margins improved 310 basis points to 13.4% compared to the same period in 2013 primarily due to higher volumes and better product mix within our large international projects business, higher productivity and savings from previous restructuring actions.

Operating income for the Aerospace & Defense segment increased $4.6 million, or 239%, to $6.6 million for the three months ended March 30, 2014 compared to the same period in 2013. Operating income improved 950 basis points to 13.5% primarily due to a special recovery of $2.2 million associated with the TMW settlement, lower restructuring charges, organic growth in our defense businesses as well as savings from previous restructuring actions.

Corporate operating expenses increased $2.2 million, or 41%, to $7.4 million for the three months ended March 30, 2014 compared to the same period in 2013, primarily due to higher share-based compensation costs, special charges, and legal related costs.

Interest Expense, Net
Interest expense, net, increased $0.1 million to $0.9 million for the three months ended March 30, 2014 compared to $0.8 million for the three months ended March 31, 2013. This change in interest expense was primarily due to higher outstanding debt balances.

Other (Income) Expense, Net
Other income, net, was $0.5 million for the three months ended March 30, 2014 compared to $0.6 million of expense for the same period of 2013. This change was primarily due to foreign currency fluctuations primarily associated with our business in China.

Provision for Taxes
The effective tax rate was 28.5% for the quarter ended March 30, 2014 compared to 31.2% for the same period of 2013. The primary driver of the lower tax rate in the quarter ended March 30, 2014 was the lower percentage of US income over total income.

Net Income
Net income increased approximately $6.7 million to $14.6 million for the quarter ended March 30, 2014 compared to $7.9 million for the same period in 2013.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, restructuring actions, acquisitions, dividend payments, pension funding obligations and debt service costs. We have historically generated cash from operations and believe we remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three months ended March 30, 2014 (in thousands):

Cash flow provided by (used in):
Operating activities	$17,057
Investing activities	(2,657)
Financing activities	6,341
Effect of exchange rates on cash and cash equivalents	(824)
Increase in cash and cash equivalents	$19,917

During the three months ended March 30, 2014, we generated $17.1 million of cash from operating activities compared to $5.8 million generated during the same period in 2013. The $11.3 million year over year increase in cash generated from operating activities was primarily due to a $6.7 million increase in net income, $6.7 million related to reductions in inventory balances from prior quarters, and $4.7 million from an increase in accounts payable, accrued expenses, and other liabilities due to timing of payments and customer advances, partially offset by $7.5 million of higher accounts receivable balances.

During the three months ended March 30, 2014, we used $2.7 million for investing activities as compared to $4.6 million during the same period in 2013. The $1.9 million decrease in cash used for investing activities is primarily related to lower purchases of capital equipment year over year.

During the three months ended March 30, 2014, financing activities provided cash of $6.3 million as compared to $3.1 million use of cash during the same period in 2013. The $9.4 million increase in cash provided by financing activities is primarily related to our net borrowing activity as we increased borrowings of $6.2 million during the three months ended March 30, 2014 while we made borrowing repayments of $4.1 million for the same period in 2013. Total debt as a percentage of total shareholders’ equity was 11.4% as of March 30, 2014 compared to 10.4% as of December 31, 2013.

On May 2, 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provides for a $300 million revolving line of credit. The 2011 Credit Agreement includes a $150 million accordion feature for a maximum facility size of $450 million. The 2011 Credit Agreement also allows for additional indebtedness not to exceed $80 million. We anticipate borrowing under the 2011 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, restructuring actions and for general corporate purposes. As of March 30, 2014, we had borrowings of $45 million outstanding under our credit facility and $46 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on March 30, 2014 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.85:1 as of March 30, 2014 compared to 2.84:1 at December 31, 2013. The increase in the current ratio was primarily due to a $19.9 million increase in cash and a $10.1 million increase in accounts receivables due to higher revenues for the three months ended March 30, 2014 as compared to December 31, 2013, offset by a $12.8 million increase in accounts payable due to timing of payments.

As of March 30, 2014, cash and cash equivalents totaled $122.1 million, of which approximately $119.6 million was held in foreign bank accounts. This compares to $102.2 million of cash and cash equivalents as of December 31, 2013 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2011 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of March 30, 2014, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $45.0 million borrowed under our revolving credit facility as of March 30, 2014. Based upon expected levels of borrowings under our credit facility in 2014, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.3 million.

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

As of March 30, 2014, we had eleven forward contracts with total values as follows (in thousands):

Currency	Number	Contract Amount	Currency
U.S. Dollar/Euro	8	74,494	U.S. Dollars
Brazilian Real/Euro	3	0	Brazilian Reais

This compares to fourteen forward contracts as of December 31, 2013. The fair value liability of the derivative forward contracts as of March 30, 2014 was less than $0.1 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2013. The unrealized foreign exchange gain (loss) for each of the three month periods ended March 30, 2014 and March 31, 2013 was less than $0.5 million. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were designed and were effective to give reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended March 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
During the third quarter of 2011, we commenced arbitration proceedings against TMW, the seller from which we acquired the assets of Castle Precision Industries in August 2010, seeking to recover damages from TMW for breaches of certain representations and warranties made by TMW in the Asset Purchase Agreement dated August 3, 2010 relative to such acquisition. On January 24, 2014 we reached a settlement on the TMW arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a gain of approximately $2.2 million during the first quarter of 2014.
In late 2013 our former parent, Watts, notified us of a claim in the approximate aggregate amount of $4.2 million.  In its claim Watts contended, pursuant to the Distribution Agreement dated October 1, 1999 which governed the spinoff of CIRCOR from Watts, that we were partially responsible for retrospective insurance premium adjustments and deductibles paid by Watts to insurers under certain legacy insurance policies that covered both Watts and CIRCOR subsidiaries prior to our 1999 spinoff. The claim also included both interest paid to insurers as well as attorneys’ fees spent by Watts in disputing its contractual obligations. During the first quarter of 2014, we entered into a settlement agreement resolving the Watts claim for payment by us to Watts of $1.5 million in April 2014.
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
We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at March 30, 2014 and December 31, 2013. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.		Description and Location
10.1§
Performance-Based Stock Option Award Agreement, dated as of March 5, 2014, between CIRCOR International, Inc. and Scott A. Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 11, 2014.

10.2§*		Severance Agreement, dated as of March 19, 2014, between CIRCOR International, Inc. and Vincent Sandoval.
10.3§*		Executive Change of Control Agreement, dated as of March 19, 2014, between CIRCOR International, Inc. and Vincent Sandoval.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, as filed with the Securities and Exchange Commission on April 22, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of March 30, 2014 (unaudited) and December 31, 2013
	(ii)	Consolidated Statements of Income for the three months ended March 30, 2014 and March 31, 2013 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 30, 2014 and March 31, 2013 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

April 22, 2014	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

April 22, 2014	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

April 22, 2014	/s/ John F. Kober III
John F. Kober III
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer