Form 10-Q
period 2014-06-29
CIRCOR INTERNATIONAL INC
filed 2014-08-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014.
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
As of July 24, 2014, there were 17,674,618 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,326	$102,180
Short-term investments	95	95
Trade accounts receivable, less allowance for doubtful accounts of $2,832 and $2,449, respectively	168,541	144,742
Inventories, net	196,389	199,404
Prepaid expenses and other current assets	19,817	19,815
Deferred income tax asset	19,476	17,686
Total Current Assets	520,644	483,922
PROPERTY, PLANT AND EQUIPMENT, NET	105,461	107,724
OTHER ASSETS:
Goodwill	76,860	75,876
Intangibles, net	34,476	35,656
Deferred income tax asset	16,779	18,579
Other assets	4,866	4,893
TOTAL ASSETS	$759,086	$726,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,886	$70,589
Accrued expenses and other current liabilities	63,023	57,507
Accrued compensation and benefits	24,369	31,289
Income taxes payable	6,396	3,965
Notes payable and current portion of long-term debt	3,642	7,203
Total Current Liabilities	179,316	170,553
LONG-TERM DEBT, NET OF CURRENT PORTION	39,797	42,435
DEFERRED INCOME TAXES	9,236	9,666
OTHER NON-CURRENT LIABILITIES	23,375	27,109
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,674,618 and 17,610,526 shares issued and outstanding at June 29, 2014 and December 31, 2013, respectively	170	176
Additional paid-in capital	274,580	269,884
Retained earnings	227,868	202,930
Accumulated other comprehensive gain, net of taxes	4,744	3,897
Total Shareholders’ Equity	507,362	476,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$759,086	$726,650
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenues	$207,884	$223,644	$419,070	$429,042
Cost of revenues	148,184	153,538	294,731	299,086
GROSS PROFIT	59,700	70,106	124,339	129,956
Selling, general and administrative expenses	42,609	47,596	87,498	93,168
Special charges, net	1,257	2,254	100	3,632
OPERATING INCOME	15,834	20,256	36,741	33,156
Other (income) expense:
Interest expense, net	891	838	1,809	1,625
Other (income) expense, net	(384)	626	(853)	1,239
TOTAL OTHER EXPENSE, NET	507	1,464	956	2,864
INCOME BEFORE INCOME TAXES	15,328	18,792	35,785	30,292
Provision for income taxes	3,402	6,124	9,227	9,715
NET INCOME	$11,926	$12,668	$26,558	$20,577
Earnings per common share:
Basic	$0.68	$0.72	$1.51	$1.17
Diluted	$0.67	$0.72	$1.50	$1.17
Weighted average number of common shares outstanding:
Basic	17,665	17,565	17,643	17,539
Diluted	17,767	17,607	17,754	17,569
Dividends paid per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$11,926	$12,668	$26,558	$20,577
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,566	112	851	(8,531)
Other comprehensive income (loss)	1,566	112	851	(8,531)
COMPREHENSIVE INCOME	$13,492	$12,780	$27,409	$12,046
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$26,558	$20,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,185	8,035
Amortization	1,591	1,509
Compensation expense of share-based plans	4,020	2,156
Tax effect of share-based plan compensation	(971)	(422)
(Gain) on disposal of property, plant and equipment	(54)	(129)
Change in operating assets and liabilities:
Trade accounts receivable, net	(23,705)	(9,406)
Inventories, net	3,600	(4,059)
Prepaid expenses and other assets	143	(2,412)
Accounts payable, accrued expenses and other liabilities	7,988	3,583
Net cash provided by operating activities	27,355	19,432
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,603)	(8,808)
Proceeds from the sale of property, plant and equipment	32	314
Net cash used in investing activities	(5,571)	(8,494)
FINANCING ACTIVITIES
Proceeds from long-term debt	81,910	74,255
Payments of long-term debt	(88,776)	(84,679)
Dividends paid	(1,341)	(1,340)
Proceeds from the exercise of stock options	237	1,498
Tax effect of share-based compensation	971	422
Net cash used in financing activities	(6,999)	(9,844)
Effect of exchange rate changes on cash and cash equivalents	(639)	(2,002)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,146	(907)
Cash and cash equivalents at beginning of period	102,180	61,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,326	$60,831
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$6,375	$3,464
Interest	$1,358	$1,054
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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 29, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, to modify the requirements for reporting a discontinued operation. The new guidance is applicable for all disposals (or classification as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. No discontinued operations were disclosed during the three and six months ended June 29, 2014 or June 30, 2013.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard substantially converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim and annual periods thereafter. Early adoption is not permitted. This new accounting guidance had no impact on our disclosures for the three and six months ended June 29, 2014 or June 30, 2013.

There were no additional new accounting pronouncements adopted during the six months ended June 29, 2014 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of June 29, 2014, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). Any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations are not available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest from two years to six years. Vested restricted stock units will be settled in shares of our common stock. As of June 29, 2014, there were 490,330 stock options (including the CEO and CFO stock option awards noted below) and 205,000 restricted stock units outstanding. In addition, there were 1,697,002 shares available for grant under the 2014 Plan as of June 29, 2014. As of June 29, 2014, there were 250 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

On April 9, 2013, the Company granted stock options to purchase 200,000 shares of common stock to its newly appointed President and Chief Executive Officer at an exercise price of $41.17 per share ("2013 CEO Option Award"). On December 2, 2013, the Company granted stock options to purchase 100,000 shares of common stock to its newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share ("2013 CFO Option Award"). On March 5, 2014, the Company granted stock options to purchase 100,000 shares of common stock to its President and Chief Executive Officer at an exercise price of $70.42 per share ("2014 CEO Option Award"). Both the 2013 CEO Option Award and the 2013 CFO Option Award were considered inducement awards and were granted outside of the Company's 1999 Plan. All three of these option awards include a service period and a market performance vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

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

During the six months ended June 29, 2014, the Company granted 164,503 stock options (including the 2014 CEO Option Award noted above). This compares with 200,000 stock options granted during the first six months of 2013. The average fair value of stock options granted during the first six months of 2014 was $26.32 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.8%
Expected life (years)	3.7
Expected stock volatility	41.4%
Expected dividend yield	0.2%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging from two to six years. During the six months ended June 29, 2014 and June 30, 2013, we granted 33,532 and 130,845 RSU Awards with approximate fair values of $72.11 and $42.12 per RSU Award, respectively. During the first six months of 2014 and 2013, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 33,532 RSUs granted during the six months ended June 29, 2014, 11,881 are performance-based RSU awards. This compares to 35,329 performance-based RSU awards granted during the six months ended June 30, 2013.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 32,752 and 28,463 with per unit discount amounts representing fair values of $23.61 and $13.90 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended June 29, 2014 and June 30, 2013, respectively.

Compensation expense related to our share-based plans for the six month periods ended June 29, 2014 and June 30, 2013 was $4.0 million and $2.3 million, respectively, and was recorded as selling, general and administrative expense. As of June 29, 2014, there was $14.3 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

The weighted average contractual term for stock options outstanding and options exercisable as of June 29, 2014 was 8.7 years and 7.8 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 29, 2014 was $0.6 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of June 29, 2014 was $9.4 million and $2.5 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended June 29, 2014 was $3.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of June 29, 2014 was $7.3 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended June 29, 2014 was $1.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of June 29, 2014 was $2.9 million and none, respectively.

The Company also grants Cash Settled Stock Unit Awards to its international participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the company's closing stock price at the time of vesting. As of June 29, 2014, there were 38,418 Cash Settled Stock Unit Awards outstanding compared to 40,568 Cash Settled Stock Unit Awards as of June 30, 2013. During the six months ended June 29, 2014, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of June 29, 2014, the company had $1.2 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.8 million as of June 30, 2013. Cash Settled Stock Unit Awards related compensation costs for the six month periods ended June 29, 2014 and June 30, 2013 was $0.3 million and $0.5 million, respectively, and was recorded as selling, general, and administrative expense.

(4) Inventories
Inventories consist of the following (in thousands):

	June 29, 2014	December 31, 2013
Raw materials	$67,322	$59,255
Work in process	94,001	95,236
Finished goods	35,066	44,913
	$196,389	$199,404

(5) Goodwill and Intangible Assets

The following table shows goodwill by segment as of June 29, 2014 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876
Currency translation adjustments	999	(15)	984
Goodwill as of June 29, 2014	$53,929	$22,931	$76,860

The table below presents gross intangible assets and the related accumulated amortization as of June 29, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,066	$(5,703)
Non-amortized intangibles (primarily trademarks and trade names)	17,165	—
Customer relationships	34,992	(20,426)
Backlog	1,174	(1,174)
Other	7,666	(5,284)
Total	$67,063	$(32,587)
Net carrying value of intangible assets	$34,476

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 29, 2014 (in thousands):

	2014	2015	2016	2017	2018	After 2019
Estimated amortization expense	$1,572	$3,139	$2,852	$2,717	$2,455	$4,579

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended June 29, 2014
Net revenues	$160,581	$47,303	$—	$207,884
Inter-segment revenues	339	52	(391)	—
Operating income (loss)	22,992	(2,235)	(4,923)	15,834
Interest expense, net				891
Other (income) expense, net				(384)
Income before income taxes				$15,328
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	1,707	1,039	187	2,933
Depreciation and amortization	2,910	1,717	294	4,921

Three Months Ended June 30, 2013
Net revenues	$173,558	$50,086	$—	$223,644
Inter-segment revenues	261	19	(280)	—
Operating income (loss)	22,299	4,527	(6,570)	20,256
Interest expense, net				838
Other (income) expense, net				626
Income before income taxes				$18,792
Identifiable assets	572,579	228,382	(91,535)	709,426
Capital expenditures	3,278	745	79	4,102
Depreciation and amortization	2,836	1,599	343	4,778

Six Months Ended June 29, 2014
Net revenues	$323,167	$95,903	$—	$419,070
Inter-segment revenues	545	131	(676)	—
Operating income (loss)	44,767	4,335	(12,361)	36,741
Interest expense, net				1,809
Other (income) expense, net				(853)
Income before income taxes				$35,785
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	3,479	1,688	435	5,603
Depreciation and amortization	5,727	3,443	606	9,776

Six Months Ended June 30, 2013
Net revenues	$330,661	$98,381	$—	$429,042
Inter-segment revenues	483	24	(507)	—
Operating income (loss)	38,539	6,464	(11,847)	33,156
Interest expense, net				1,625
Other (income) expense, net				1,239
Income before income taxes				$30,292
Identifiable assets	572,579	228,382	(91,535)	709,426
Capital expenditures	6,306	2,353	149	8,808
Depreciation and amortization	5,633	3,206	705	9,544

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended June 29, 2014 and June 30, 2013. Corporate Identifiable Assets after elimination of intercompany assets were $34.9 million and $32.2 million as of June 29, 2014 and June 30, 2013, respectively.

(7) Earnings Per Common Share (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2014			June 30, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$11,926	17,665	$0.68	$12,668	17,565	$0.72
Dilutive securities, common stock options	—	102	(0.01)	—	42	0.00
Diluted EPS	$11,926	17,767	$0.67	$12,668	17,607	$0.72

	Six Months Ended
	June 29, 2014			June 30, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,558	17,643	$1.51	$20,577	17,539	$1.17
Dilutive securities, common stock options	—	111	(0.01)	—	30	0.00
Diluted EPS	$26,558	17,754	$1.50	$20,577	17,569	$1.17

There were 142,740 and 209,319 anti-dilutive stock options, RSU Awards, and RSU MSPs outstanding for the six months ended June 29, 2014 and June 30, 2013, respectively.

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

As of June 29, 2014, we had five forward contracts: two U.S. Dollar/Euro contracts with a total value of $3.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to fourteen forward contracts as of December 31, 2013. The fair value asset of the derivative forward contracts as of June 29, 2014 and December 31, 2013 was less than $0.1 million and was included in prepaid expenses and other current assets on our balance sheet. The unrealized foreign exchange gain for each of the six month periods ended June 29, 2014 and June 30, 2013 was less than $0.1 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of June 29, 2014.

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

The following table sets forth information related to our product warranty reserves for the six months ended June 29, 2014 (in thousands):

Balance beginning December 31, 2013	$4,194
Provisions	1,885
Claims settled	(1,214)
Currency translation adjustment	(17)
Balance ending June 29, 2014	$4,848

Warranty obligations increased $0.6 million from $4.2 million as of December 31, 2013 to $4.8 million as of June 29, 2014, primarily due to provisions recorded within the Energy segment for isolated product defect claims.

(10) Contingencies and Commitments
Asbestos-related product liability claims continue to be filed against two of our subsidiaries Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Circor Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or our financial condition, consolidated results of operations or liquidity of the Company.
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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $46.0 million at June 29, 2014. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from June 29, 2014.
The following table contains information related to standby letters of credit instruments outstanding as of June 29, 2014 (in thousands):

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
During the three and six months ended June 29, 2014, we made cash contributions of $0.4 million and $0.8 million to our qualified defined benefit pension plan, respectively. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest cost on benefits obligation	545	491	1,090	982
Estimated return on assets	(697)	(591)	(1,394)	(1,182)
Loss amortization	127	189	254	378
Net periodic cost of defined pension benefit plans	$(25)	$89	$(50)	$178

(12) Income Taxes
As required by ASC 740, Income Taxes, at June 29, 2014 and at December 31, 2013, we had $1.9 million and $1.6 million of unrecognized tax benefits, respectively, of which $1.2 million and $0.9 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2014, we had approximately $0.8 million of accrued interest related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2010 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is under examination for income tax filings in various foreign jurisdictions.

For 2014, we expect an effective income tax rate of approximately 27.0%. The effective tax rate was 22.2% for the quarter ended June 29, 2014.  The primary driver of the lower tax rate in the quarter was the lower percentage of US income over total income.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $13.9 million at June 29, 2014 and $13.9 million at December 31, 2013 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

(13) Special Charges / Recoveries

Background

During the third quarter of 2012, we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and restructuring some non-strategic product lines ("2012 Announced Restructuring").

On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we will simplify the manner in which we manage our businesses ("2013 Announced

Restructuring"). Under these restructurings, we consolidated facilities, shifted expenses to lower cost regions, restructure certain non-strategic product lines, and also consolidated our group structure from three groups to two, reducing management layers and administrative expenses.

On January 24, 2014, we reached a settlement on the T.M.W. Corporation ("TMW") arbitration where it was agreed that TMW would waive all rights to amounts due from us under a contingent consideration promissory note established at the time of acquisition, resulting in a special gain of approximately $2.2 million during the first quarter of 2014. See our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission ("SEC") on April 22, 2014 for additional information.

On March 28, 2014, we entered into a settlement agreement for $1.5 million with Watts Water Technologies, Inc. Accordingly, we recorded a $0.3 million special charge in the quarter, net of amounts previously accrued. See our Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014 for additional information.
On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we will continue to simplify our businesses. Under this restructuring, we will reduce certain general and administrative expenses and close or consolidate a number of smaller facilities. The savings from these restructuring actions will be utilized for growth investments.

2014 Quarter-to-Date and Year-to-Date

During the three months ended June 29, 2014, we recorded $1.0 million of net special charges associated with the 2014 Announced Restructuring action and $0.3 million of net special charges associated with the 2013 Announced Restructuring action.

During the six months ended June 29, 2014, we recorded $1.1 million of net special charges associated with the 2013 Announced Restructuring actions, $0.3 million of special charges associated with the Watts legal settlement, a $2.2 million gain associated with the TMW settlement, and $1.0 million of net special charges associated with the 2014 Announced Restructuring actions.

The following tables summarizes our 2014 QTD and YTD special charges or recoveries by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of March 30, 2014				$2,725
Facility and professional fee related expenses	88	9	—	97
Employee related expenses	422	449	289	1,160
Total special charges	$510	$458	$289	$1,257
Special charges paid				1,887
Accrued special charges as of June 29, 2014				$2,095

	Special Charges / (Recoveries)
	As of and for the six months ended June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	424	93	—	517
Employee related expenses	773	464	289	1,526
Total restructuring charges	$1,197	$557	$289	$2,043
Watts settlement	—	—	300	300
TMW settlement special gain	—	(2,243)	—	(2,243)
Total special charges (recoveries)	$1,197	$(1,686)	$589	$100
Special charges paid				2,185
Accrued special charges as of June 29, 2014				$2,095

Also, during the second quarter of 2014, in connection with the restructuring of certain landing gear product lines, we recorded $5.1 million of inventory related charges within the Aerospace & Defense segment. These restructuring related inventory charges were included as cost of revenues. See further explanation in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

In addition, during the second quarter of 2014, we performed an ASC 360, Plant, Property, and Equipment, impairment analyses for our Aerospace & Defense related California operations. No asset impairment charges were required as the fair value of the California operations exceeded the carrying value.

2013 Quarter-to-Date and Year-to-Date

During the three and six months ended June 30, 2013, we incurred $2.3 million and $3.6 million, respectively, of special charges associated with the 2012 Announced Restructuring actions. The following table summarizes our 2013 QTD and YTD special charges by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended June 30, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of March 31, 2013				$71
Facility and professional fee related expenses	458	1,299	—	1,757
Employee related expenses	311	186	—	497
Total restructuring charges	$769	$1,485	$—	$2,254
Special charges paid				1,733
Accrued special charges as of June 30, 2013				$592

	Special Charges / (Recoveries)
	As of and for the six months ended June 30, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	838	1,838	—	2,676
Employee-related expenses	383	573	—	956
Total restructuring related special charges	$1,221	$2,411	$—	$3,632
Special charges paid				3,840
Accrued special charges as of June 30, 2013				$592

Inception to Date
The following table summarizes our 2012 Announced Restructuring related special charges incurred from the end of the third quarter of 2012 through December 31, 2013. Charges with this action began in the third quarter of 2012 and were finalized in the fourth quarter of 2013.

	2012 Announced Restructuring Charges / (Recoveries) as of June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,270	2,854	—	5,124
Employee related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177
We do not anticipate any additional special charges to be incurred associated with the 2012 Announced Restructuring actions.
The following table summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014:

	2013 Announced Restructuring Charges / (Recoveries) as of June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,117	473	—	2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054
We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.
The following table summarizes our 2014 Announced Restructuring related special charges incurred during the second quarter of 2014:

	2014 Announced Restructuring Charges / (Recoveries) as of June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	(93)	9	—	(84)
Employee related expenses - incurred to date	316	449	289	1,054
Total restructuring related special charges - incurred to date	$223	$458	$289	$970
Additional special charges that we expect to be recorded with the 2014 announced restructuring action are included in the future projection below.
Future Projection
We expect to incur additional related special charges between $4.0 million and $5.7 million that are primarily facility and employee related during the remainder of 2014 (between $2.5 million and $3.0 million for the Energy segment, between $1.5 million and $2.5 million for the Aerospace & Defense segment, and between $0.0 million and $0.2 million for Corporate) to complete these 2014 restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

(14) Subsequent Event

On July 31, 2014, we entered into a new five year unsecured credit agreement ("2014 Credit Agreement"), filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, that provides for a $400 million revolving line of credit and replaced the 2011 Credit Agreement. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using this 2014 Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil & gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, potential security measure breaches or attacks, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2013, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our net inventory balance was $196.4 million as of June 29, 2014, compared to $199.4 million as of December 31, 2013. Our inventory allowances as of June 29, 2014 was $24.6 million, compared with $21.3 million as of December 31, 2013.

Our provision for inventory obsolescence was $1.6 million and $2.4 million for the first six months of 2014 and 2013, respectively. During the second quarter of 2014 we recorded $5.1 million of restructuring related inventory charges in connection with certain landing gear product lines within the Aerospace & Defense segment. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowances.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of June 29, 2014, and December 31, 2013 were $9.5 million and $10.3 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of June 29, 2014 increased $1.0 million to $76.9 million compared to $75.9 million as of December 31, 2013 due to foreign currency fluctuations. There were no goodwill impairment triggering events as of June 29, 2014.

We performed an ASC 360, Plant, Property, and Equipment, impairment analyses for our Aerospace & Defense related California operations as part of our second quarter 2014 closing process. No asset impairment charges were required as the fair value of the California operations exceeded the carrying value.

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

During the three and six months ended June 29, 2014, we made cash contributions of $0.4 million and $0.8 million, respectively, to our qualified defined benefit pension plan. For the remainder of 2014, we expect to make a voluntary cash contribution of approximately $0.8 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended June 29, 2014 Compared to the Three Months Ended June 30, 2013 (unaudited)

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Three Months Ended
	June 29, 2014		June 30, 2013		% Change
	(Dollars in thousands)
Net revenues	$207,884	100.0%	$223,644	100.0%	(7.0)%
Cost of revenues	148,184	71.3%	153,538	68.7%	(3.5)%
Gross profit	59,700	28.7%	70,106	31.3%	(14.8)%
Selling, general and administrative expenses	42,609	20.5%	47,596	21.3%	(10.5)%
Special (recoveries) charges, net	1,257	0.6%	2,254	1.0%	(44.2)%
Operating income	15,834	7.6%	20,256	9.1%	(21.8)%
Other (income) expense:
Interest expense, net	891	0.4%	838	0.4%	6.3%
Other (income) expense, net	(384)	(0.2)%	626	0.3%	(161.3)%
Total other expense, net	507	0.2%	1,464	0.7%	(65.4)%
Income before income taxes	15,327	7.4%	18,792	8.4%	(18.4)%
Provision for income taxes	3,402	1.6%	6,124	2.7%	(44.4)%
Net income	$11,925	5.7%	$12,668	5.7%	(5.9)%

Net Revenues
Net revenues for the three months ended June 29, 2014 decreased by $15.8 million, or 7%, to $207.9 million from $223.6 million for the three months ended June 30, 2013. The change in net revenues for the three months ended June 29, 2014 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	June 29, 2014	June 30, 2013
	(In thousands)
Energy	$160,580	173,557	$(12,977)	(14,822)	1,845
Aerospace & Defense	47,304	50,087	(2,783)	(4,466)	1,683
Total	$207,884	$223,644	$(15,760)	$(19,288)	$3,528

The Energy segment accounted for approximately 77% of net revenues for the three months ended June 29, 2014 compared to 78% for the three months ended June 30, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $13.0 million, or 7%, for the three months ended June 29, 2014 compared to the three months ended June 30, 2013. The decrease was primarily driven by operational declines in large international projects (11%) and our control valves businesses (4%), partially offset by higher shipment volumes in the upstream North American short-cycle business (4%), downstream instrumentation and sampling businesses (1%), and by favorable foreign currency impact of $1.8 million (1%). Orders decreased $3.5 million to $160.3 million for the three months ended June 29, 2014 compared to $163.8 million for the same period in 2013 primarily due to lower bookings due to delays in upstream large international projects offset in part by higher bookings in our downstream instrumentation and sampling businesses. Backlog for our Energy segment has increased $15.9 million to $279.5 million as of June 29, 2014 compared to $263.6 million as of June 30, 2013 primarily due to bookings in the instrumentation and sampling businesses.

Aerospace & Defense segment revenues decreased by $2.8 million, or 6%, for the three months ended June 29, 2014 compared to the same period in 2013. The decrease was primarily driven by operational declines in our California businesses related to landing gear product lines (5%), UK defense businesses (4%), and French operations (3%), partially offset by higher actuation shipments in the US (2%) and favorable foreign currency impact of $1.7 million (3%). Orders increased $7.1 million to $43.4 million for the three months ended June 29, 2014 compared to $36.3 million for the same period in 2013. The increase in Orders was primarily attributed to higher US actuation products and UK defense related orders. Order backlog decreased $36.4 million to $133.5 million as of June 29, 2014 compared to $169.9 million as of June 30, 2013 primarily as a result of the $28.6 million backlog reduction as we restructured certain landing gear product lines during the three months ended June 29, 2014, as well as the shipment of landing gear products.

Operating Income (Loss)
The change in operating income (loss) for the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring & Special (Recoveries) Charges, net
Segment	June 29, 2014	June 30, 2013
Energy	$22,992	$22,299	$693	$205	$182	$306
Aerospace & Defense	(2,235)	4,527	(6,762)	(2,601)	239	(4,400)
Corporate	(4,923)	(6,570)	1,647	1,936	—	(289)
	$15,834	$20,256	$(4,422)	$(460)	$421	$(4,383)

Special charges and inventory restructuring actions for the three months ended June 29, 2014 and June 30, 2013 were as follows:

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	June 29, 2014
	(In thousands)
Energy	$510	$—	$510
Aerospace & Defense	5,597	5,139	458
Corporate	289	—	289
Total	$6,396	$5,139	$1,257

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	June 30, 2013
	(In thousands)
Energy	$816	$47	$769
Aerospace & Defense	1,197	(288)	1,485
Corporate	—	—	—
Total	$2,013	$(241)	$2,254

* Inventory restructuring charges are included in cost of revenues.

See "Special Charges / Recoveries" in Note 13 of the accompanying unaudited consolidated financial statements for more detail on these special charges and inventory restructuring actions for the three months ended June 29, 2014 and June 30, 2013.

Operating income decreased 22%, or $4.4 million, to $15.8 million for the three months ended June 29, 2014 compared to $20.3 million for the same period in 2013.

Operating income for our Energy segment increased $0.7 million, or 3%, to $23.0 million for the three months ended June 29, 2014, compared to $22.3 million for the same period in 2013. The increase in operating income was driven by lower special and inventory restructuring charges $0.3 million (1%), net operational increases of $0.2 million (1%), and favorable foreign exchange fluctuations $0.2 million (1%). Operating margins improved 150 basis points to 14.3% compared to the same period in 2013 primarily due to better product mix within our large international projects business, higher productivity and savings from previous restructuring actions.

Our Aerospace & Defense segment recorded an operating loss of $2.2 million for the three months ended June 29, 2014, a decrease of $6.8 million (149%), compared to operating income of $4.5 million for the same period in 2013. The operating loss was primarily a result of higher operational costs in California and a restructuring related inventory charge of $5.1 million (114%) associated with the restructuring of certain landing gear product lines recorded during the three months ended June 29, 2014 as well as lower income from our French operations (20%). These decreases were partially offset by lower special charges of $1.0 million (23%) and favorable foreign exchange fluctuations $0.2 million (5%).

Corporate operating expenses decreased $1.6 million, or 25%, to $4.9 million for the three months ended June 29, 2014 compared to the same period in 2013, primarily due to lower compensation related costs.

Interest Expense, Net
Interest expense, net, increased $0.1 million to $0.9 million for the three months ended June 29, 2014 compared to $0.8 million for the three months ended June 30, 2013. This change in interest expense was primarily due to higher outstanding debt balances    during the period.

Other (Income) Expense, Net
Other income, net, was $0.4 million for the three months ended June 29, 2014 compared to $0.6 million of expense for the same period of 2013. This change was primarily due to foreign exchange fluctuations.

Provision for Taxes
The effective tax rate was 22.2% for the quarter ended June 29, 2014 compared to 32.6% for the same period of 2013. The primary driver of the lower tax rate in the quarter ended June 29, 2014 was decreased pre-tax income in the US, a reduction in foreign losses that produce no tax benefit, as well as a reduction in a valuation allowance related to higher foreign source income.

Net Income
Net income decreased approximately $0.7 million to $11.9 million for the quarter ended June 29, 2014 compared to $12.7 million for the same period in 2013.

Results of Operations for the Six Months Ended June 29, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended June 29, 2014 and June 30, 2013:

	Six Months Ended		Six Months Ended
	June 29, 2014		June 30, 2013		% Change
	(Dollars in thousands)
Net revenues	$419,070	100.0%	$429,042	100.0%	(2.3)%
Cost of revenues	294,731	70.3%	299,086	69.7%	(1.5)%
Gross profit	124,339	29.7%	129,956	30.3%	(4.3)%
Selling, general and administrative expenses	87,498	20.9%	93,168	21.7%	(6.1)%
Special charges	100	—%	3,632	0.8%	(97.2)%
Operating income	36,741	8.8%	33,156	7.7%	10.8%
Other (income) expense:
Interest expense, net	1,809	0.4%	1,625	0.4%	11.3%
Other expense, net	(853)	(0.2)%	1,239	0.3%	(168.8)%
Total other (income) expense	956	0.2%	2,864	0.7%	(66.6)%
Income before income taxes	35,785	8.5%	30,292	7.1%	18.1%
Provision for income taxes	9,227	2.2%	9,715	2.3%	(5.0)%
Net income	$26,558	6.3%	$20,577	4.8%	29.1%

Net Revenues
Net revenues for the six months ended June 29, 2014 decreased by $10.0 million, or 2%, to $419.1 million from $429.0 million for the six months ended June 30, 2013. The change in net revenues for the six months ended June 29, 2014 was attributable to the following:

	Six Months Ended		Total Change	Operations	Foreign Exchange
Segment	June 29, 2014	June 30, 2013
	(In thousands)
Energy	$323,167	$330,661	$(7,494)	$(9,965)	$2,471
Aerospace & Defense	95,903	98,381	(2,478)	(5,565)	3,087
Total	$419,070	$429,042	$(9,972)	$(15,530)	$5,558

The Energy segment accounted for 77% of net revenues for the six months ended June 29, 2014 and June 30, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $7.5 million, or 2%, for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily driven by operational declines in large international projects (5%) and our control valves businesses (2%), partially offset by higher shipment volumes in the upstream North American short-cycle business (2%), downstream instrumentation and sampling businesses (1%), and by favorable foreign currency impact of

$2.5 million (2%). Energy segment orders decreased $17.4 million to $319.9 million for the six months ended June 29, 2014 compared to $337.3 million for the same period in 2013 primarily due to lower bookings in upstream large international projects. Orders within our large international project business are unpredictable or "lumpy" given the nature of the procurement process.

Aerospace & Defense segment revenues decreased by $2.5 million, or 3%, for the six months ended June 29, 2014 compared to the six months ended June 30, 2013. The decrease was primarily driven by declines in our California businesses related to landing gear product lines losses (3%) and French operations (3%), partially offset by our US actuation product sales (2%). Orders for this segment decreased $5.9 million to $83.7 million for the six months ended June 29, 2014 compared to $89.6 million for the same period in 2013 primarily as a result of lower landing gear orders.

Operating Income (Loss)

The change in operating income (loss) for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was as follows:

	Six Months Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring & Special (Recoveries) Charges, net
Segment	June 29, 2014	June 30, 2013
	(Dollars In thousands)
Energy	$44,766	$38,539	$6,227	$5,627	$282	$318
Aerospace & Defense	4,335	6,464	(2,129)	(1,306)	505	(1,328)
Corporate	(12,360)	(11,847)	(513)	76	—	(589)
Total	$36,741	$33,156	$3,585	$4,397	$787	$(1,599)

Special charges and inventory restructuring for the six months ended June 29, 2014 and June 30, 2013 were as follows:

	Six Months Ended	Inventory Restructuring	Special (Recoveries) Charges, net
Segment	June 29, 2014
	(In thousands)
Energy	$1,198	$—	$1,198
Aerospace & Defense	3,452	5,139	(1,687)
Corporate	589	—	589
Total	$5,239	$5,139	$100

	Six Months Ended	Inventory Restructuring	Special (Recoveries) Charges, net
Segment	June 30, 2013
	(In thousands)
Energy	$1,516	$296	$1,220
Aerospace & Defense	2,124	(288)	2,412
Corporate	—	—	—
Total	$3,640	$8	$3,632

* Inventory restructuring charges are included in cost of revenues.

See "Special Charges / Recoveries" in Note 13 of the accompanying unaudited consolidated financial statements for more detail on these Special charges and inventory restructuring actions for the six months ended June 29, 2014 and June 30, 2013.

Operating income increased 11%, or $3.6 million, to $36.7 million for the six months ended June 29, 2014 compared to $33.2 million for the same period in 2013.

Operating income for our Energy segment increased $6.2 million, or 16%, to $44.8 million for the six months ended June 29, 2014, compared to $38.5 million for the same period in 2013. The increase in operating income was driven by operational increases of $5.6 million (15%), lower special and inventory restructuring related charges of $0.3 million (1%), and favorable foreign exchange fluctuations of $0.3 million (1%). Operating margins improved 220 basis points to 13.9% compared to the same period in 2013 primarily due to better product mix within our upstream large international projects and North American short-cycle businesses, as well as savings from previous restructuring actions.

Operating income for the Aerospace & Defense segment decreased $2.1 million, or 33%, to $4.3 million for the six months ended June 29, 2014, compared to operating income of $6.5 million for the same period in 2013. The decrease in operating income was primarily a result of restructuring related inventory charges of $5.1 million (80%) associated with the restructuring of certain landing gear product lines during the six months ended June 29, 2014 and operational decreases of $1.3 million (20%). These decreases were partially offset by a special recovery of $2.2 million (39%) associated with a legal settlement recorded during the first quarter of 2014 and favorable foreign currency exchange fluctuations of $0.5 million (8%).

Corporate operating expenses increased $0.5 million, or 4%, to $12.4 million for the six months ended June 29, 2014 compared to the same period in 2013, primarily due to higher special charges.

Interest Expense, Net
Interest expense, net, increased $0.2 million to $1.8 million for the six months ended June 29, 2014 compared to the six months ended June 30, 2013. This change in interest expense was primarily due to higher outstanding debt balances during the period.

Other (Income) Expense, Net
Other income, net was $0.9 million for the six months ended June 29, 2014 compared to other expense, net of $1.2 million in the same period of 2013. The difference of $2.1 million was primarily due to foreign currency fluctuations.

Provision for Taxes
The effective tax rate was 27.0% for the six months ended June 29, 2014 compared to 32.1% for the same period of 2013. The primary driver of the lower 2014 tax rate were reduction in foreign losses that produce no tax benefit, as well as a reduction in a valuation allowance related to higher foreign source income.

Net Income
Net income increased $6.0 million to $26.6 million for the six months ended June 29, 2014 compared to $20.6 million for the same period in 2013.

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

The following table summarizes our cash flow activities for the six months ended June 29, 2014 (in thousands):

Cash flow provided by (used in):
Operating activities	$27,355
Investing activities	(5,571)
Financing activities	(6,999)
Effect of exchange rates on cash and cash equivalents	(639)
Increase in cash and cash equivalents	$14,146

During the six months ended June 29, 2014, we generated $27.3 million of cash from operating activities compared to $19.4 million generated during the same period in 2013. The $7.9 million year over year increase in cash generated from operating activities was primarily due to a $6.0 million increase in net income.

During the six months ended June 29, 2014, we used $5.6 million for investing activities as compared to $8.5 million during the same period in 2013. The $2.9 million decrease in cash used for investing activities was primarily related to lower purchases of capital equipment year over year.

During the six months ended June 29, 2014, we used $7.0 million for financing activities as compared to $9.8 million during the same period in 2013. The $2.8 million decrease in cash used by financing activities was primarily related to our net borrowing activity as we made borrowing repayments of $6.1 million during the six months ended June 29, 2014 while we made borrowing repayments of $10.9 million for the same period in 2013. Total debt as a percentage of total shareholders’ equity was 8.6% as of June 29, 2014 compared to 10.4% as of December 31, 2013.

In May 2011, we entered into a five year unsecured credit agreement (“2011 Credit Agreement”) that provided for a $300 million revolving line of credit. The 2011 Credit Agreement included a $150 million accordion feature for a maximum facility size of $450 million and also allowed for additional indebtedness not to exceed $80 million. As of June 29, 2014, we had borrowings of $39 million outstanding under this 2011 Credit Facility and $46 million outstanding under letters of credit.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("2014 Credit Agreement"), filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, that provides for a $400 million revolving line of credit and replaced the 2011 Credit Agreement. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using this 2014 Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on June 29, 2014 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.90:1 as of June 29, 2014 compared to 2.84:1 at December 31, 2013. The increase in the current ratio was primarily due to a $14.1 million increase in cash and a $23.8 million increase in accounts receivable due to timing of customer payments as of June 29, 2014 as compared to December 31, 2013.

As of June 29, 2014, cash and cash equivalents totaled $116.3 million, of which approximately $115.9 million was held in foreign bank accounts. This compares to $102.2 million of cash and cash equivalents as of December 31, 2013 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2014 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of June 29, 2014, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $39.2 million borrowed under our revolving credit facility as of June 29, 2014. Based upon expected levels of borrowings under our credit facility in 2014, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.2 million.

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

As of June 29, 2014, we had five forward contracts: two U.S. Dollar/Euro contracts with a total value of $3.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to fourteen forward contracts as of December 31, 2013. The fair value asset of the derivative forward contracts as of June 29, 2014 and December 31, 2013 was less than $0.1 million and was included in prepaid expenses and other current assets on our balance sheet. The unrealized foreign exchange gain for each of the six month periods ended June 29, 2014 and June 30, 2013 was less than $0.1 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

Changes in Internal Controls over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended June 29, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Asbestos-related product liability claims continue to be filed against two of our subsidiaries Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and Circor Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or our financial condition, consolidated results of operations or liquidity of the Company.
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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at June 29, 2014 and December 31, 2013. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.		Description and Location
10.1*
Credit Agreement, dated July 31, 2014, among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc., as guarantors, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, swing line lender and a letter of credit issuer.

10.2§
CIRCOR International, Inc. 2014 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit A to CIRCOR International, Inc.'s Definitive Proxy Statement, File No. 001-14962, filed with the Securities and Exchange Commission on March 21, 2014.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, as filed with the Securities and Exchange Commission on August 1, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of June 29, 2014 (unaudited) and December 31, 2013
	(ii)	Consolidated Statements of Income for the three and six months ended June 29, 2014 and June 30, 2013 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.
§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 1, 2014	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 1, 2014	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

August 1, 2014	/s/ John F. Kober III
John F. Kober III
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer