Form 10-Q
period 2014-09-28
CIRCOR INTERNATIONAL INC
filed 2014-10-31
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014.
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
As of October 24, 2014, there were 17,675,394 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,580	$102,180
Short-term investments	91	95
Trade accounts receivable, less allowance for doubtful accounts of $2,852 and $2,449, respectively	170,777	144,742
Inventories, net	195,522	199,404
Prepaid expenses and other current assets	19,510	19,815
Deferred income tax asset	19,992	17,686
Total Current Assets	520,472	483,922
PROPERTY, PLANT AND EQUIPMENT, NET	101,786	107,724
OTHER ASSETS:
Goodwill	75,245	75,876
Intangibles, net	32,622	35,656
Deferred income tax asset	15,271	18,579
Other assets	5,098	4,893
TOTAL ASSETS	$750,494	$726,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,780	$70,589
Accrued expenses and other current liabilities	59,677	57,507
Accrued compensation and benefits	26,860	31,289
Income taxes payable	4,629	3,965
Notes payable and current portion of long-term debt	7,439	7,203
Total Current Liabilities	185,385	170,553
LONG-TERM DEBT, NET OF CURRENT PORTION	26,403	42,435
DEFERRED INCOME TAXES	8,721	9,666
OTHER NON-CURRENT LIABILITIES	21,950	27,109
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,675,394 and 17,610,526 shares issued and outstanding at September 28, 2014 and December 31, 2013, respectively	170	176
Additional paid-in capital	276,374	269,884
Retained earnings	241,871	202,930
Accumulated other comprehensive (loss) gain, net of taxes	(10,380)	3,897
Total Shareholders’ Equity	508,035	476,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$750,494	$726,650
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenues	$203,818	$214,731	$622,888	$643,773
Cost of revenues	141,601	144,593	436,333	443,679
GROSS PROFIT	62,217	70,138	186,555	200,094
Selling, general and administrative expenses	41,873	46,392	129,370	139,561
Special charges (recoveries), net	478	(190)	578	3,441
OPERATING INCOME	19,866	23,936	56,607	57,092
Other (income) expense:
Interest expense, net	436	745	2,245	2,370
Other expense (income), net	419	568	(434)	1,807
TOTAL OTHER EXPENSE, NET	855	1,313	1,811	4,177
INCOME BEFORE INCOME TAXES	19,012	22,623	54,796	52,915
Provision for income taxes	4,337	4,903	13,565	14,619
NET INCOME	$14,675	$17,720	$41,231	$38,296
Earnings per common share:
Basic	$0.83	$1.01	$2.34	$2.18
Diluted	$0.83	$1.00	$2.32	$2.18
Weighted average number of common shares outstanding:
Basic	17,675	17,582	17,654	17,553
Diluted	17,779	17,667	17,763	17,602
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$14,675	$17,720	$41,231	$38,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,123)	8,236	(14,272)	(295)
Other comprehensive income (loss)	(15,123)	8,236	(14,272)	(295)
COMPREHENSIVE INCOME (LOSS)	$(448)	$25,956	$26,959	$38,001
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
OPERATING ACTIVITIES
Net income	$41,231	$38,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,163	11,943
Amortization	2,367	2,273
Compensation expense of share-based plans	5,956	3,343
Tax effect of share-based plan compensation	(744)	(536)
Gain on property, plant and equipment	(133)	(70)
Gain on return of acquisition purchase price	—	(3,400)
Change in operating assets and liabilities:
Trade accounts receivable, net	(30,942)	493
Inventories, net	(159)	(33)
Prepaid expenses and other assets	(121)	193
Accounts payable, accrued expenses and other liabilities	14,953	1,259
Net cash provided by operating activities	44,571	53,761
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,900)	(13,579)
Proceeds from the sale of property, plant and equipment	761	348
Proceeds from sale of affiliate	177	—
Business acquisitions, return of purchase price	—	3,400
Net cash used in investing activities	(7,962)	(9,831)
FINANCING ACTIVITIES
Proceeds from long-term debt	109,104	104,626
Payments of long-term debt	(125,140)	(124,351)
Debt issuance costs	(920)	—
Dividends paid	(2,011)	(2,011)
Proceeds from the exercise of stock options	420	1,843
Tax effect of share-based compensation	744	536
Net cash used in financing activities	(17,803)	(19,357)
Effect of exchange rate changes on cash and cash equivalents	(6,406)	(27)
INCREASE IN CASH AND CASH EQUIVALENTS	12,400	24,547
Cash and cash equivalents at beginning of period	102,180	61,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,580	$86,285
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$12,760	$5,463
Interest	$1,923	$1,910
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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 28, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, to modify the requirements for reporting a discontinued operation. The new guidance is applicable for all disposals (or classification as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. No discontinued operations were disclosed during the three and nine months ended September 28, 2014 or September 29, 2013.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard substantially converges revenue recognition under U.S. GAAP and International Financial Reporting Standards. The new standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim and annual periods thereafter. Early adoption is not permitted. This new accounting guidance had no impact on our disclosures for the three and nine months ended September 28, 2014 or September 29, 2013.

There were no additional new accounting pronouncements adopted during the nine months ended September 28, 2014 that had a material impact on our financial statements.

(3) Share-Based Compensation

As of September 28, 2014, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest within three years. Vested restricted stock units will be settled in shares of our common stock. As of September 28, 2014, there were 487,624 stock options (including the CEO and CFO stock option awards noted below) and 197,955 restricted stock units outstanding of which 18,908 restricted stock units were granted to the CFO outside the plan as an inducement award in connection with his hiring. In addition, there were 1,694,323 shares available for grant under the 2014 Plan as of September 28, 2014. As of September 28, 2014, there were 250 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Stock Price Target for the 2013 CEO Option Award was met. On January 6, 2014 and January 28, 2014, the $60.00 and $70.00 Price targets for the 2013 CEO Option Award were met, respectively. Therefore, 150,000 options have vested of which 50,000 are currently exercisable under the 2013 CEO Option Award. As of September 28, 2014, none of the options awarded in connection with the 2013 CFO Option Award or the 2014 CEO Option Award have vested. These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. All three of these option awards have a 10 year term but to the extent that the market conditions above (Stock Price Targets) are not met, these options will not vest and will expire 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

During the nine months ended September 28, 2014, the Company granted 164,503 stock options (including the 2014 CEO Option Award noted above). This compares with 200,000 stock options granted during the first nine months of 2013. The average fair value of stock options granted during the first nine months of 2014 was $26.32 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.8%
Expected life (years)	3.7
Expected stock volatility	41.4%
Expected dividend yield	0.2%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the nine months ended September 28, 2014 and September 29, 2013, we granted 34,942 and 130,845 RSU Awards with approximate fair values of $71.82 and $41.96 per RSU Award, respectively. During the first nine months of 2014 and 2013, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 34,942 RSUs granted during the nine months ended September 28, 2014, 11,881 are performance-based RSU awards. This compares to 35,329 performance-based RSU awards granted during the nine months ended September 29, 2013.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 32,752 and 28,463 with per unit discount amounts representing fair values of $23.61 and $13.90 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended September 28, 2014 and September 29, 2013, respectively.

Compensation expense related to our share-based plans for the nine month periods ended September 28, 2014 and September 29, 2013 was $5.9 million and $3.5 million, respectively, and was recorded as selling, general and administrative expense. As of September 28, 2014, there was $12.1 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 28, 2014 was 8.5 years and 7.7 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 28, 2014 was $0.6 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of September 28, 2014 was $6.4 million and $2.3 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 28, 2014 was $3.5 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 28, 2014 was $8.7 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended September 28, 2014 was $1.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of September 28, 2014 was $2.2 million and none, respectively.

The Company also grants Cash Settled Stock Unit Awards to its international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the company's closing stock price at the time of vesting. As of September 28, 2014, there were 38,307 Cash Settled Stock Unit Awards outstanding compared to 39,930 as of September 29, 2013. During the nine months ended September 28, 2014, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of September 28, 2014, the company had $1.3 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.1 million as of September 29, 2013. Cash Settled Stock Unit Awards related compensation costs for the nine month periods ended September 28, 2014 and September 29, 2013 was $0.4 million and $0.9 million, respectively, and was recorded as selling, general, and administrative expense.

(4) Inventories, net
Inventories, net consist of the following (in thousands):

	September 28, 2014	December 31, 2013
Raw materials	$62,485	$59,255
Work in process	95,285	95,236
Finished goods	37,752	44,913
	$195,522	$199,404

(5) Goodwill and Intangible Assets

The following table shows goodwill by segment as of September 28, 2014 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876
Currency translation adjustments	(508)	(123)	(631)
Goodwill as of September 28, 2014	$52,422	$22,823	$75,245

The table below presents gross intangible assets and the related accumulated amortization as of September 28, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,077	$(5,723)
Non-amortized intangibles (primarily trademarks and trade names)	16,506	—
Customer relationships	34,226	(20,634)
Backlog	1,134	(1,134)
Other	7,417	(5,247)
Total	$65,360	$(32,738)
Net carrying value of intangible assets	$32,622

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 28, 2014 (in thousands):

	2014	2015	2016	2017	2018	After 2019
Estimated amortization expense	$791	$3,054	$2,771	$2,639	$2,384	$4,478

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended September 28, 2014
Net revenues	$157,658	$46,160	$—	$203,818
Inter-segment revenues	200	46	(246)	—
Operating income (loss)	26,202	(630)	(5,706)	19,866
Interest expense, net				436
Other (income) expense, net				419
Income before income taxes				$19,012
Identifiable assets	644,811	204,607	(98,924)	750,494
Capital expenditures	2,759	378	160	3,297
Depreciation and amortization	2,807	1,725	222	4,754

Three Months Ended September 29, 2013
Net revenues	$167,660	$47,071	$—	$214,731
Inter-segment revenues	154	32	(186)	—
Operating income (loss)	27,367	4,569	(8,000)	23,936
Interest expense, net				745
Other (income) expense, net				568
Income before income taxes				$22,623
Identifiable assets	575,199	234,289	(84,125)	725,363
Capital expenditures	1,945	2,456	446	4,847
Depreciation and amortization	2,799	1,544	329	4,672

Nine Months Ended September 28, 2014
Net revenues	$480,825	$142,063	$—	$622,888
Inter-segment revenues	744	178	(922)	—
Operating income (loss)	70,969	3,705	(18,067)	56,607
Interest expense, net				2,245
Other (income) expense, net				(434)
Income before income taxes				$54,796
Identifiable assets	644,811	204,607	(98,924)	750,494
Capital expenditures	6,239	2,066	595	8,900
Depreciation and amortization	8,533	5,169	828	14,530

Nine Months Ended September 29, 2013
Net revenues	$498,321	$145,452	$—	$643,773
Inter-segment revenues	637	56	(693)	—
Operating income (loss)	65,905	11,034	(19,847)	57,092
Interest expense, net				2,370
Other (income) expense, net				1,807
Income before income taxes				$52,915
Identifiable assets	575,199	234,289	(84,125)	725,363
Capital expenditures	8,175	4,809	595	13,579
Depreciation and amortization	8,431	4,750	1,034	14,215

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

The operating loss reported in the Corporate / Eliminations column in the preceding table consists primarily of the following corporate expenses: compensation and fringe benefit costs for executive management and other corporate staff; Board of Director compensation; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended September 28, 2014 and September 29, 2013. Corporate Identifiable Assets after elimination of intercompany assets were $33.1 million and $36.8 million as of September 28, 2014 and September 29, 2013, respectively.

(7) Earnings Per Common Share (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2014			September 29, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings Per Common Share ("EPS")	$14,675	17,675	$0.83	$17,720	17,582	$1.01
Dilutive securities, common stock options	—	104	0.00	—	85	(0.01)
Diluted EPS	$14,675	17,779	$0.83	$17,720	17,667	$1.00

	Nine Months Ended
	September 28, 2014			September 29, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$41,231	17,654	$2.34	$38,296	17,553	$2.18
Dilutive securities, common stock options	—	109	(0.02)	—	49	0.00
Diluted EPS	$41,231	17,763	$2.32	$38,296	17,602	$2.18

There were 138,833 and 133,218 anti-dilutive stock options, RSU Awards, and RSU MSPs outstanding for the nine months ended September 28, 2014 and September 29, 2013, respectively.

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

As of September 28, 2014, we had six forward contracts: three U.S. Dollar/Euro contracts with a total value of $6.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to fourteen forward contracts as of December 31, 2013. The fair value liability of the derivative forward contracts as of September 28, 2014 was less than $0.5 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.5 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2013. The unrealized foreign exchange loss for each of the nine month periods ended September 28, 2014 and September 29, 2013 was less than $0.5 million. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of September 28, 2014.

We record provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. We also record provisions with respect to any significant individual warranty issues as they arise. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to our product warranty reserves for the nine months ended September 28, 2014 (in thousands):

Balance beginning December 31, 2013	$4,194
Provisions	2,647
Claims settled	(2,087)
Currency translation adjustment	(170)
Balance ending September 28, 2014	$4,584

Warranty obligations increased $0.4 million from $4.2 million as of December 31, 2013 to $4.6 million as of September 28, 2014, primarily due to provisions recorded within the Energy segment for isolated product defect claims including a safety recall that we had initiated earlier in 2014 with the National Highway Transportation Safety Administration pertaining to certain pressure relief devices incorporated by end-use customers into vehicles powered by compressed natural gas.

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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $43.8 million at September 28, 2014. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 28, 2014.
The following table contains information related to standby letters of credit instruments outstanding as of September 28, 2014 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$26,036
Greater than 12 months	17,765
Total	$43,801

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
During the three and nine months ended September 28, 2014, we made cash contributions of $0.4 million and $1.2 million to our qualified defined benefit pension plan, respectively. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest cost on benefits obligation	545	491	1,636	1,473
Estimated return on assets	(697)	(591)	(2,091)	(1,773)
Loss amortization	127	189	379	567
Net periodic cost of defined pension benefit plans	$(25)	$89	$(76)	$267

(12) Income Taxes
As required by ASC 740, Income Taxes, at September 28, 2014 and at December 31, 2013, we had $1.8 million and $1.6 million of unrecognized tax benefits, respectively, of which $1.1 million and $0.9 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2014, we had approximately $0.7 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is under examination for income tax filings in various foreign jurisdictions, including Italy where we received a notice of audit findings regarding withholding taxes on certain intercompany dividends paid in 2009. A formal assessment has not been issued, and we disagree with the notice of findings, including the basis for an assessment of any amount. We are currently in discussions with the tax authorities on this matter.

For 2014, we expect an effective income tax rate of approximately 24.8%. The effective tax rate was 22.8% for the quarter ended September 28, 2014.  The primary driver of the lower tax rate in the quarter was the lower percentage of US income over total income.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $13.2 million at September 28, 2014 and $13.9 million at December 31, 2013 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net foreign deferred income tax asset.

(13) Special Charges / Recoveries

Background

During the third quarter of 2012, we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and restructuring some non-strategic product lines ("2012 Announced Restructuring").

On July 12, 2013 we reached a settlement on the SF Valves arbitration ("SF Settlement") and have received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013. This gain was recorded as a special recovery during the third quarter of 2013.

On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we have simplified the manner in which we manage our businesses ("2013 Announced Restructuring"). Under these restructurings, we consolidated facilities, shifted expenses to lower cost regions, restructured certain non-strategic product lines, and also consolidated our group structure from three groups to two, reducing management layers and administrative expenses.

During the third quarter of 2013 we announced that our then Chief Financial Officer would be retiring and recorded a $0.6 million ("CFO retirement") special charge for associated salary continuation and bonus.

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
On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we are continuing to simplify our businesses. Under this restructuring, we are reducing certain general and administrative expenses and closing or consolidating a number of smaller facilities. The savings from these restructuring actions will be utilized for growth investments.

During the second and third quarters of 2014, in connection with the restructuring of certain structured landing gear product lines, we recorded inventory related charges of $5.1 million and $2.9 million, respectively, within the Aerospace & Defense segment. These restructuring related inventory charges were included as cost of revenues. See further explanation in Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

2014 Quarter-to-Date and Year-to-Date

During the three months ended September 28, 2014, we recorded $0.5 million of net special charges associated with the 2014 Announced Restructuring action.

During the nine months ended September 28, 2014, we recorded $1.1 million of net special charges associated with the 2013 Announced Restructuring, $0.3 million of special charges associated with the Watts legal settlement, a $2.2 million gain associated with the TMW settlement, and $1.5 million of net special charges associated with the 2014 Announced Restructurings.

The following tables summarizes our 2014 QTD and YTD special charges or recoveries by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of June 29, 2014				$2,095
Facility and professional fee related expenses	8	—	—	8
Employee related expenses	367	75	28	470
Total special and restructuring charges	$375	$75	$28	$478
Special charges paid				(901)
Accrued special charges as of September 28, 2014				$1,672

	Special Charges / (Recoveries)
	As of and for the nine months ended September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	432	93	—	525
Employee related expenses	1,140	539	317	1,996
Total special and restructuring charges	$1,572	$632	$317	$2,521
Watts settlement	—	—	300	300
TMW settlement special gain	—	(2,243)	—	(2,243)
Total special charges (recoveries)	$1,572	$(1,611)	$617	$578
Special charges paid				(3,086)
Accrued special charges as of September 28, 2014				$1,672

In addition, during the second and third quarters of 2014, we performed an ASC 360, Plant, Property, and Equipment, impairment analyses for our Aerospace & Defense related California operations. No asset impairment charges were required as the fair value of the California operations exceeded the carrying value.

2013 Quarter-to-Date and Year-to-Date

During the three and nine months ended September 29, 2013, we recovered $0.2 million and incurred $3.4 million, respectively, of Special Charges, net associated with the 2012 Announced Restructuring actions, 2013 Announced Restructuring actions, CFO Retirement, and SF Settlement.

The following table summarizes our 2013 QTD and YTD special charges by expense type and business segment (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended September 29, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of June 30, 2013				$592
Facility and professional fee related expenses	536	800	—	1,336
Employee related expenses	688	337	—	1,025
CFO retirement charges	—	—	600	600
Total special and restructuring charges	$1,224	$1,137	$600	$2,961
Special charges paid				(1,650)
Accrued special charges as of September 29, 2013				$1,903

Total special and restructuring charges	1,224	1,137	600	2,961
SF Settlement special recovery	(3,151)	—	—	(3,151)
Special Charges / (Recoveries), net	$(1,927)	$1,137	$600	$(190)

	Special Charges / (Recoveries)
	As of and for the nine months ended September 29, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	1,374	2,638	—	4,012
Employee related expenses	1,071	910	—	1,981
CFO retirement charges	—	—	600	600
Total special and restructuring charges	$2,445	$3,548	$600	$6,593
Special charges paid				(5,490)
Accrued special charges as of September 29, 2013				$1,903

Total special and restructuring charges	2,445	3,548	600	6,593
SF Settlement special recovery	(3,152)	—	—	(3,152)
Special Charges / (Recoveries), net	(707)	3,548	600	3,441

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

	2012 Announced Restructuring Charges as of September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,270	2,854	—	5,124
Employee related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177
The following table summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges as of September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,117	473	—	2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054
The following table summarizes our 2014 Announced Restructuring related special charges incurred from the second quarter of 2014 through September 28, 2014:

	2014 Announced Restructuring Charges / (Recoveries) as of September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	(85)	9	—	(76)
Employee related expenses - incurred to date	683	524	317	1,524
Total restructuring related special charges - incurred to date	$598	$533	$317	$1,448
Additional special charges that we expect to be recorded with the 2014 announced restructuring action are included in the future projection below.
Future Projection
We expect to incur additional related special charges between $3.0 million and $3.3 million that are primarily facility and employee related during the remainder of 2014 (between $0.9 million and $1.1 million for the Energy segment and between $2.1 million and $2.2 million for the Aerospace & Defense segment to complete these 2014 restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

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

Our net inventory balance was $195.5 million as of September 28, 2014, compared to $199.4 million as of December 31, 2013. Our inventory allowances as of September 28, 2014 was $27.3 million, compared with $21.3 million as of December 31, 2013 and include amounts primarily for obsolescence and net realizable value estimates.

Our provision for inventory obsolescence was $3.0 million and $3.5 million for the first nine months of 2014 and 2013, respectively. During the second and third quarters of 2014 we recorded net realizable value provisions of $5.1 million and $2.9 million, respectively, of restructuring related inventory charges in connection with certain landing gear product lines within the Aerospace & Defense segment. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowances.

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

Penalty Accruals
Some of our customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of September 28, 2014, and December 31, 2013 were $9.3 million and $10.0 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

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

If our estimates or related projections change in the future due to changes in industry and market conditions, we may be required to record additional impairment charges. The goodwill recorded on the consolidated balance sheet as of September 28, 2014 decreased $0.6 million to $75.2 million compared to $75.9 million as of December 31, 2013 due to foreign currency fluctuations. There were no goodwill impairment triggering events as of September 28, 2014.

We performed an ASC 360, Plant, Property, and Equipment, impairment analyses for our Aerospace & Defense related California operations as part of our second quarter 2014 closing process in response to our Q2 triggering event. We also updated our analysis through Q3 which resulted in no asset impairment charges as the fair value of the California operations exceeded the carrying value.

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

During the three and nine months ended September 28, 2014, we made cash contributions of $0.4 million and $1.2 million million, respectively, to our qualified defined benefit pension plan. For the remainder of 2014, we expect to make a voluntary cash contribution of approximately $0.4 million to our qualified defined benefit pension plan, although global capital market and interest rate fluctuations may impact future funding requirements.

Results of Operations for the Three Months Ended September 28, 2014 Compared to the Three Months Ended September 29, 2013 (unaudited)

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Three Months Ended
	September 28, 2014		September 29, 2013		% Change
	(Dollars in thousands)
Net revenues	$203,818	100.0%	$214,731	100.0%	(5.1)%
Cost of revenues	141,601	69.5%	144,593	67.3%	(2.1)%
Gross profit	62,217	30.5%	70,138	32.7%	(11.3)%
Selling, general and administrative expenses	41,873	20.5%	46,392	21.6%	(9.7)%
Special charges (recoveries), net	478	0.2%	(190)	(0.1)%	(351.6)%
Operating income	19,866	9.7%	23,936	11.1%	(17.0)%
Other (income) expense:
Interest expense, net	436	0.2%	745	0.3%	(41.5)%
Other expense, net	419	0.2%	568	0.3%	(26.2)%
Total other expense, net	855	0.4%	1,313	0.6%	(34.9)%
Income before income taxes	19,012	9.3%	22,623	10.5%	(16.0)%
Provision for income taxes	4,337	2.1%	4,903	2.3%	(11.5)%
Net income	$14,675	7.2%	$17,720	8.3%	(17.2)%

Net Revenues
Net revenues for the three months ended September 28, 2014 decreased by $10.9 million, or 5%, to $203.8 million from $214.7 million for the three months ended September 29, 2013. The change in net revenues for the three months ended September 28, 2014 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	September 28, 2014	September 29, 2013
	(In thousands)
Energy	$157,658	167,660	$(10,002)	(8,810)	(1,191)
Aerospace & Defense	46,160	47,071	(911)	(1,330)	418
Total	$203,818	$214,731	$(10,913)	$(10,140)	$(773)

The Energy segment accounted for approximately 77% of net revenues for the three months ended September 28, 2014 compared to 78% for the three months ended September 29, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $10.0 million, or 6%, for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The decrease was primarily driven by lower shipment volumes in large international projects (11%), our control valves businesses (3%) and unfavorable foreign currency impact of $1.2 million (1%), partially offset by higher shipment volumes in the upstream North American short-cycle (3%), and downstream instrumentation businesses (3%). Orders increased $30.7 million to $197.7 million for the three months ended September 28, 2014 compared to $167.0 million for the same period in 2013 and backlog for our Energy segment has increased $39.5 million to $304.5 million as of September 28, 2014 compared to $265.0 million as of September 29, 2013. Both orders and backlog increases were primarily due to higher bookings in our large international projects businesses.

Aerospace & Defense segment revenues decreased by $0.9 million, or 2%, for the three months ended September 28, 2014 compared to the same period in 2013. The decrease was primarily driven by lower shipment volumes in our California businesses primarily related to certain structural landing gear product lines (3%) and French operations (2%), partially offset by higher actuation shipments (3%) and favorable foreign currency impact of $0.4 million (1%). Orders decreased $11.7 million to $44.6 million for the three months ended September 28, 2014 compared to $56.3 million for the same period in 2013. The decrease in orders was primarily driven by lower bookings in our French businesses. Order backlog decreased $54.7 million to $127.2 million as of September 28, 2014 compared to $181.9 million as of September 29, 2013 primarily as a result of the $28.6 million backlog reduction as we restructured certain landing gear product lines during the three months ended June 29, 2014.

Operating Income (Loss)
The change in operating income (loss) for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring & Special (Recoveries) Charges, net
Segment	September 28, 2014	September 29, 2013
Energy	$26,202	$27,367	$(1,165)	$1,556	$(420)	$(2,301)
Aerospace & Defense	(630)	4,569	(5,199)	(3,471)	61	(1,789)
Corporate	(5,706)	(8,000)	2,294	1,722	—	572
	$19,866	$23,936	$(4,070)	$(193)	$(359)	$(3,518)

Special charges and inventory restructuring actions for the three months ended September 28, 2014 and September 29, 2013 were as follows:

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	September 28, 2014
	(In thousands)
Energy	$375	$—	$375
Aerospace & Defense	2,925	2,850	75
Corporate	28	—	28
Total	$3,328	$2,850	$478

	Three Months Ended	Inventory Restructuring*	Special (Recoveries) Charges, net
Segment	September 29, 2013
	(In thousands)
Energy	$(1,926)	$—	$(1,926)
Aerospace & Defense	1,136	—	1,136
Corporate	600	—	600
Total	$(190)	$—	$(190)

* Inventory restructuring charges are included in cost of revenues.

See "Special Charges / Recoveries" in Note 13 of the accompanying unaudited consolidated financial statements for more detail on these special charges and inventory restructuring actions for the three months ended September 28, 2014 and September 29, 2013.

Operating income decreased 17%, or $4.1 million, to $19.9 million for the three months ended September 28, 2014 compared to $23.9 million for the same period in 2013.

Operating income for our Energy segment decreased $1.2 million, or 4%, to $26.2 million for the three months ended September 28, 2014, compared to $27.4 million for the same period in 2013. The year over year decrease in operating income was driven by higher special charges of $2.3 million (8%) and unfavorable foreign currency fluctuations of $0.4 million (2%), partially offset by net operational increases of $1.6 million (6%). Operating margins improved 30 basis points to 16.6% compared to the same period in 2013 primarily due to better product mix within our North American short-cycle businesses, higher productivity and savings from previous restructuring actions.

Our Aerospace & Defense segment recorded an operating loss of $0.6 million for the three months ended September 28, 2014, a decrease of $5.2 million (114)%, compared to operating income of $4.6 million for the same period in 2013. The operating loss was primarily a result of higher operational costs in our California facility (126%) including a restructuring related inventory charge of $2.9 million associated with the restructuring of certain landing gear product lines recorded during the three months ended September 28, 2014. These decreases were partially offset by lower special charges of $1.1 million (23%).

Corporate operating expenses decreased $2.3 million, or 29%, to $5.7 million for the three months ended September 28, 2014 compared to the same period in 2013, primarily due to lower 2014 special charges and lower compensation related costs.

Interest Expense, Net
Interest expense, net, decreased $0.3 million to $0.4 million for the three months ended September 28, 2014 compared to $0.7 million for the three months ended September 29, 2013. This change in interest expense was primarily due to lower outstanding debt balances during the period.

Other (Income) Expense, Net
Other expense, net, was $0.4 million for the three months ended September 28, 2014 compared to $0.6 million of expense for the same period of 2013. This change was primarily due to foreign exchange fluctuations.

Provision for Taxes
The effective tax rate was 22.8% for the quarter ended September 28, 2014 compared to 21.7% for the same period of 2013. The primary driver of the higher tax rate in the quarter ended September 28, 2014 was primarily a non-taxable escrow settlement that occurred in the quarter ended September 29, 2013, partially offset by decreased pre-tax income in the US, and a reduction in foreign losses that produce no tax benefit, as well as a reduction in a valuation allowance related to higher foreign source income.

Net Income
Net income decreased approximately $3.0 million to $14.7 million for the quarter ended September 28, 2014 compared to $17.7 million for the same period in 2013.

Results of Operations for the Nine Months Ended September 28, 2014 Compared to the Nine Months Ended September 29, 2013

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the nine months ended September 28, 2014 and September 29, 2013:

	Nine Months Ended		Nine Months Ended
	September 28, 2014		September 29, 2013		% Change
	(Dollars in thousands)
Net revenues	$622,888	100.0%	$643,773	100.0%	(3.2)%
Cost of revenues	436,333	70.0%	443,679	68.9%	(1.7)%
Gross profit	186,555	30.0%	200,094	31.1%	(6.8)%
Selling, general and administrative expenses	129,370	20.8%	139,561	21.7%	(7.3)%
Special charges	578	0.1%	3,441	0.5%	(83.2)%
Operating income	56,607	9.1%	57,092	8.9%	(0.8)%
Other (income) expense:
Interest expense, net	2,245	0.4%	2,370	0.4%	(5.3)%
Other expense, net	(434)	(0.1)%	1,807	0.3%	(124.0)%
Total other (income) expense	1,811	0.3%	4,177	0.6%	(56.6)%
Income before income taxes	54,796	8.8%	52,915	8.2%	3.6%
Provision for income taxes	13,565	2.2%	14,619	2.3%	(7.2)%
Net income	$41,231	6.6%	$38,296	5.9%	7.7%

Net Revenues
Net revenues for the nine months ended September 28, 2014 decreased by $20.9 million, or 3%, to $622.9 million from $643.8 million for the nine months ended September 29, 2013. The change in net revenues for the nine months ended September 28, 2014 was attributable to the following:

	Nine Months Ended		Total Change	Operations	Foreign Exchange
Segment	September 28, 2014	September 29, 2013
	(In thousands)
Energy	$480,825	$498,321	$(17,496)	$(18,775)	$1,280
Aerospace & Defense	142,063	145,452	(3,389)	(6,895)	3,505
Total	$622,888	$643,773	$(20,885)	$(25,670)	$4,785

The Energy segment accounted for 77% of net revenues for the nine months ended September 28, 2014 and September 29, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $17.5 million, or 4%, for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013.

The decrease was primarily driven by lower shipment volumes in large international projects (7%) and our control valves businesses (2%), partially offset by higher shipment volumes in the upstream North American short-cycle business (2%) and downstream instrumentation businesses (2%). Energy segment orders increased $13.3 million to $517.6 million for the nine months ended September 28, 2014 compared to $504.3 million for the same period in 2013 primarily due to higher bookings in upstream large international projects. Orders within our project businesses can be unpredictable or "lumpy" given the nature of the procurement process.

Aerospace & Defense segment revenues decreased by $3.4 million, or 2%, for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. The decrease was primarily driven by declines in our California business related to landing gear product line exits (3%) and our French operations (2%), partially offset by higher actuation shipments (2%). Orders for this segment decreased $17.6 million to $128.3 million for the nine months ended September 28, 2014 compared to $145.9 million for the same period in 2013 primarily as a result of lower landing gear and French orders.

Operating Income (Loss)

The change in operating income (loss) for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was as follows:

	Nine Months Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring & Special (Recoveries) Charges, net
Segment	September 28, 2014	September 29, 2013
	(Dollars In thousands)
Energy	$70,969	$65,906	$5,063	$7,182	$(136)	$(1,983)
Aerospace & Defense	3,705	11,034	(7,329)	(4,777)	566	(3,119)
Corporate	(18,067)	(19,848)	1,781	1,799		(17)
Total	$56,607	$57,092	$(485)	$4,204	$430	$(5,119)

Special charges and inventory restructuring for the nine months ended September 28, 2014 and September 29, 2013 were as follows:

	Nine Months Ended	Inventory Restructuring	Special (Recoveries) Charges, net
Segment	September 28, 2014
	(In thousands)
Energy	$1,573	$—	$1,573
Aerospace & Defense	6,378	7,990	(1,612)
Corporate	617	—	617
Total	$8,568	$7,990	$578

	Nine Months Ended	Inventory Restructuring	Special (Recoveries) Charges, net
Segment	September 29, 2013
	(In thousands)
Energy	$(410)	$296	$(706)
Aerospace & Defense	3,259	(288)	3,547
Corporate	600		600
Total	$3,449	$8	$3,441

* Inventory restructuring charges are included in cost of revenues.

See "Special Charges / Recoveries" in Note 13 of the accompanying unaudited consolidated financial statements for more detail on these Special charges and inventory restructuring actions for the nine months ended September 28, 2014 and September 29, 2013.

Operating income decreased 1%, or $0.5 million, to $56.6 million for the nine months ended September 28, 2014 compared to $57.1 million for the same period in 2013.

Operating income for our Energy segment increased $5.1 million, or 8%, to $71.0 million for the nine months ended September 28, 2014, compared to $65.9 million for the same period in 2013. The increase in operating income was driven by operational increases of $7.2 million (11%), partially offset by higher special and inventory restructuring related charges of $2.0 million (3%). Operating margins improved 160 basis points to 14.8% compared to the same period in 2013 primarily due to better product mix within our upstream large international projects and North American short-cycle businesses, as well as savings from productivity and restructuring actions.

Operating income for the Aerospace & Defense segment decreased $7.3 million, or 66%, to $3.7 million for the nine months ended September 28, 2014, compared to operating income of $11.0 million for the same period in 2013. The decrease in operating income was primarily a result of higher restructuring related inventory charges of $8.3 million (75%) associated with the restructuring of certain landing gear product lines during the nine months ended September 28, 2014 and operational decreases of 4.8 million (43%). These decreases were partially offset by $5.2 million (47%) of lower special charges, net which included a special recovery of $2.2 million associated with a legal settlement recorded during the first quarter of 2014. Favorable foreign currency exchange fluctuations increased operating income by $0.6 million (5%).

Corporate operating expenses decreased $1.8 million, or 9%, to $18.1 million for the nine months ended September 28, 2014 compared to the same period in 2013, primarily due to restructuring and lower compensation related costs.

Interest Expense, Net
Interest expense, net, decreased $0.1 million to $2.2 million for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. This change in interest expense was primarily due to lower outstanding debt balances during the period.

Other (Income) Expense, Net
Other income, net was $0.4 million for the nine months ended September 28, 2014 compared to other expense, net of $1.8 million in the same period of 2013. The difference of $2.2 million was primarily due to foreign currency fluctuations.

Provision for Taxes
The effective tax rate was 24.8% for the nine months ended September 28, 2014 compared to 27.6% for the same period of 2013. The primary driver of the lower 2014 tax rate were decreased pre-tax income in the US, reduction in foreign losses that produce no tax benefit, as well as a reduction in a valuation allowance related to higher foreign source income, partially offset by a non-taxable escrow settlement that occurred in the quarter ended September 29, 2013.

Net Income
Net income increased $2.9 million to $41.2 million for the nine months ended September 28, 2014 compared to $38.3 million for the same period in 2013.

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

The following table summarizes our cash flow activities for the nine months ended September 28, 2014 (in thousands):

Cash flow provided by (used in):
Operating activities	$44,571
Investing activities	(7,962)
Financing activities	(17,803)
Effect of exchange rates on cash and cash equivalents	(6,406)
Increase in cash and cash equivalents	$12,400

During the nine months ended September 28, 2014, we generated $44.6 million of cash from operating activities compared to $53.8 million generated during the same period in 2013. The $9.1 million year over year decrease in cash generated from operating activities was primarily due to a $18.2 million net increase usage of operating assets and liabilities, offset by a $3.4 million return of acquisition proceeds in 2013 and $2.9 million increase in net income.

During the nine months ended September 28, 2014, we used $8.0 million for investing activities as compared to $9.8 million during the same period in 2013. The $1.8 million decrease in cash used for investing activities was primarily related to lower purchases of capital equipment year over year, partially offset by $3.4 million return of acquisition proceeds in 2013.

During the nine months ended September 28, 2014, we used $17.8 million for financing activities as compared to $19.4 million during the same period in 2013.

The $1.5 million decrease in cash used by financing activities was primarily related to our net borrowing activity as we made borrowing repayments of $16.0 million during the nine months ended September 28, 2014 while we made borrowing repayments of $19.7 million for the same period in 2013. Total debt as a percentage of total shareholders’ equity was 6.7% as of September 28, 2014 compared to 10.4% as of December 31, 2013.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("2014 Credit Agreement"), that provides for a $400 million revolving line of credit. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using this 2014 Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of September 28, 2014, we had borrowings of $26.0 million outstanding under this 2014 Credit Facility and $43.8 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on September 28, 2014 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.81:1 as of September 28, 2014 compared to 2.84:1 at December 31, 2013. The decrease in the current ratio was primarily due to a $16.2 million increase in accounts payable of vendor payments as of September 28, 2014 as compared to December 31, 2013.

As of September 28, 2014, cash and cash equivalents totaled $114.6 million, of which approximately $114.3 million was held in foreign bank accounts. This compares to $102.2 million of cash and cash equivalents as of December 31, 2013 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2014 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Interest Rate Sensitivity Risk
As of September 28, 2014, our primary interest rate risk is related to borrowings under our revolving credit facility. The interest rate for our revolving credit facility fluctuates with changes in short-term interest rates. We had $26.0 million borrowed under our revolving credit facility as of September 28, 2014. Based upon expected levels of borrowings under our credit facility in 2014, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.1 million.

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

As of September 28, 2014, we had six forward contracts: three U.S. Dollar/Euro contracts with a total value of $6.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to fourteen forward contracts as of December 31, 2013. The fair value asset of the derivative forward contracts as of September 28, 2014 and December 31, 2013 was less than $0.5 million and was included in prepaid expenses and other current assets on our balance sheet. The unrealized foreign exchange gain for each of the nine month periods ended September 28, 2014 and September 29, 2013 was less than $0.5 million and $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense in our consolidated statements of income.

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

Changes in Internal Controls over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended September 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at September 28, 2014 and December 31, 2013. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

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
101
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets as of September 28, 2014 (unaudited) and December 31, 2013
	(ii)	Consolidated Statements of Income for the three and nine months ended September 28, 2014 and September 29, 2013 (unaudited)
	(iii)	Statements of Consolidated Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013 (unaudited)
	(iv)	Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013 (unaudited)
	(v)	Notes to the Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

October 31, 2014	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

October 31, 2014	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

October 31, 2014	/s/ John F. Kober III
John F. Kober III
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer