Form 10-K
period 2014-12-31
CIRCOR INTERNATIONAL INC
filed 2015-02-18
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $1,344,251,258. The registrant does not have any non-voting common equity.

As of February 16, 2015, there were 17,683,863 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 5, 2015. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2014.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999. As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

We design, manufacture and market highly engineered products and sub-systems used in the Oil & Gas, power generation, aerospace, defense, and other industrial markets. Within our major product groups, we manage a portfolio of flow control and actuation products, sub-systems and technologies that enable us to fulfill our customers’ unique application needs. We have a global presence and operate 19 major manufacturing facilities that are located in the United States, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We have two reporting segments: CIRCOR Energy ("Energy Segment" or "Energy") and CIRCOR Aerospace & Defense ("Aerospace & Defense Segment" or "Aerospace & Defense"). We sell our products through approximately 800 distributors or representatives and directly to end-use customers.

Strategies

Our objective is to enhance shareholder value by focusing on growth, margin expansion, strong free cash flow, and disciplined capital deployment. We have a four-point strategy to achieve these objectives.
1) Grow Organically and Through Acquisitions. We leverage the power of our global design capabilities to develop innovative products that solve our customers’ most challenging and critical problems. New products will be an increasingly important part of our growth strategy going forward. In addition, we are positioning ourselves to grow in parts of our end markets where our products are under-represented. This could include establishing a presence in high-growth geographies where we have a limited presence today. It also could include taking products established in one end-market (e.g., distributed valves) and selling those solutions into other relevant end markets (e.g., large international projects in Oil & Gas).

In addition to organic growth, we expect to acquire businesses over time. We are primarily focused on companies with differentiated technologies in complementary markets that we already understand and where we expect substantial growth. In addition to strategic fit, the main criterion for an acquisition is return on invested capital.

2) Simplify CIRCOR. In 2013 we embarked on a long-term journey to simplify CIRCOR. While we made progress in 2014,

CIRCOR continues to operate with significant complexity. We have a large number of facilities relative to our size and believe that simplifying this structure will not only expand our margins by reducing cost, but will help us improve our customer service, operations, and controls.

3) Achieve World Class Operational Excellence. Our Global Operations and Sourcing organizations are focused on improving our quality, delivery, cost, safety and inventory performance. The primary tool for expanding performance at CIRCOR is the CIRCOR Business System. The CIRCOR Business System is based on lean operating techniques designed to continuously improve product and work flow and drive waste out of our design, manufacturing, sales, procurement and office-related processes (“Lean”). We are focused on expanding our CIRCOR Business System to reach well beyond the four walls of our existing manufacturing facilities. This program will include strong leadership at the top of CIRCOR, more effective training and standardization across the organization, robust processes and metrics, and clear lines of accountability. The CIRCOR Business System is the foundation of our future operational improvements. Achieving operational and business process excellence will be one of the critical elements to our growth, margin expansion and improved working capital objectives.

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

Business Segments

We operate in two business segments, Energy and Aerospace & Defense.

Energy

Energy is a global provider of highly engineered integrated flow control solutions, valves and services in the expanding and evolving Oil & Gas and power generation industries.

We are focused on satisfying our customers’ mission-critical application needs by utilizing advanced technologies. Our flow control solutions can withstand extreme temperatures and pressures, including land-based, topside, and sub-sea applications. Energy is growing its product offering in the severe service sector, which includes applications such as process control, oil sands, pressure control, cryogenic, steam power generation systems and process systems.

We plan to grow Energy by expanding our capabilities in Oil & Gas - upstream, mid-stream and downstream, as well as focusing on the global power generation infrastructure build-out in emerging markets. We expect to grow organically and through acquisitions.

Energy is headquartered in Houston, Texas and has manufacturing facilities in Oklahoma, Florida, South Carolina, New York, China, Canada, United Kingdom, Italy, India, Brazil, Germany and the Netherlands.

Markets and Applications

Energy serves an increasing range of energy-focused global markets. Key to our business strategy is targeting additional markets that can benefit from our innovative products and system solutions. Markets served today include Oil & Gas: upstream (on-shore and off-shore), mid-stream and downstream applications as well as power generation including steam/process applications in both commercial and industrial markets. The upstream and mid-stream markets are primarily served by our large international project and North American short cycle businesses, and downstream markets are served primarily by our instrumentation and sampling businesses.

•
Upstream Oil & Gas markets commonly include all the equipment between the outlet on the wellhead to the mainline transmission pipeline and it also incorporates all the activities associated with the installation of this equipment.

•
Mid-stream Oil & Gas: This market begins at the mainline transmission pipeline and extends to the fence around the refinery or petrochemical plant. It includes all the ancillary equipment - such as oil field heaters that warm crude oil and are required to move the product through the gathering and pipeline systems to the processing plants - as well as the gas processing plants that prepare and purify raw natural gas for entry into the major pipeline systems and Liquid Natural Gas (LNG) processes.

•	Downstream Oil & Gas: The downstream market includes the refining, distillation, stripping, degassing, dehydrating,

desulpherizing, and purifying of the crude oil to its constituent components as well as the conversion of natural gas to methane.

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

Brands

Energy provides its flow control solutions and services through the following significant brands:

KF Valves, Pibiviesse, Circle Seal Controls, Contromatics, CPC Cryolab, Dopak Sampling, GO Regulators, Hoke, Gyrolok, Hydroseal, Laurence, Leslie Controls, Mallard Control, Nicholson Steam Trap, Pipeline Engineering, Rockwood Swendeman, RTK, Spence Engineering and Texas Sampling.

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

For our manufactured valve products, we ensure compliance with federal, state and local regulations, as well as industrial standards including those issued by the American Petroleum Institute, International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, European Pressure Equipment Directive, and the American National Standards Institute. In addition, we need to meet standards that qualify us to be on authorized supplier lists with various global end users.

Customers

Energy’s products and services are sold to end-user customers, such as major oil companies, power generation, process industries and Engineering, Procurement and Construction companies, through sales channels that include direct sales, sales representatives, distributors, and agents.

Revenue and Backlog

Energy accounted for $653.3 million, $661.0 million and $659.4 million, or 78%, 77% and 78%, of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Energy’s backlog as of February 1, 2015 was $248.4 million compared with $295.0 million as of January 26, 2014. We expect to ship all but $30.2 million of the February 1, 2015 backlog by December 31, 2015.

Energy backlog was reduced during the fourth quarter of 2014 by $25.4 million related to a business divestiture and customer order cancellations initially recorded in prior years.

Aerospace & Defense

Aerospace & Defense is a growing industry leader with primary focus areas of actuation systems and fluid control systems (electromechanical, pneumatic and hydraulic).

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

Markets and Applications

•
Commercial Aerospace: The commercial aerospace market we serve includes systems and components on airliners and business jets, such as hydraulic, pneumatic, fuel and ground support equipment including maintenance, repair and overhaul (MRO).

•
Defense: The defense market we serve includes military and naval applications where controls or motion switches are needed. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including MRO.

Brands

Aerospace & Defense provides control solutions and services for critical aerospace and defense applications through the following brands: CIRCOR Aerospace, Circle Seal Controls, Aerodyne Controls, CIRCOR Bodet, CIRCOR Industria, and Hale Hamilton.

Products
Aerospace & Defense primarily manufactures controls (electromechanical, pneumatic, hydraulic), and actuation components and sub-systems. In the manufacture of our products, we must comply with certain certification standards, such as AS9100C, ISO 9001:2008, National Aerospace & Defense Contractors Accreditation Program, Federal Aviation Administration Certification and European Aviation Safety Agency as well as other customer qualification standards.
Customers

Aerospace & Defense products and services are used by a range of customers, including those in the military and defense, commercial aerospace, and business and general aviation markets.

Revenue and Backlog

CIRCOR Aerospace & Defense accounted for $188.2 million, $196.8 million and $186.2 million, or 22%, 23% and 22%, of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Aerospace & Defense backlog as of February 1, 2015 was $106.5 million compared with $171.9 million as of January 26, 2014. We expect to ship all but $12.1 million of the February 1, 2015 backlog by December 31, 2015.

Aerospace & Defense reduced backlog in the second quarter of 2014 by $28.6 million associated with the exit of certain landing gear product lines and in the fourth quarter of 2014 by $13.5 million associated with a business divestiture and change in policy.

CIRCOR Consolidated

Competition

The domestic and international markets for our products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product brand, quality, performance, on-time delivery, customer service, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering also are important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products and to adapt existing products to specific customer applications.

The primary competitors of our Energy segment include: Balon Corporation, Cameron International Corp., Curtiss-Wright Corporation, Flowserve Corporation, IMI plc, Pentair Ltd, PetrolValves, SPX Corporation, Swagelok Company, Emerson and Valvitalia S.p.A.

The primary competitors of our Aerospace & Defense segment include: Crane Co., Cobham PLC, Eaton Corporation, GE

Aviation, Heroux Devtek, Lee, Magnaghi, Marotta, Maxon, Meggitt PLC, and Triumph.

New Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, high temperature, and caustic flow. Our solutions offer high standards of reliability, safety and durability in applications requiring precision movement and zero leakage.

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

We have expanded our engineering capability and capacity for new designs by using our India organization as a global engineering and technology center. Our research and development expenditures for the years ended December 31, 2014, 2013 and 2012, were $7.8 million, $6.5 million and $8.4 million, respectively.

Customers

For the years ended December 31, 2014, 2013 and 2012, we did not have any customers with revenues that exceeded 5% of our consolidated revenues. Our businesses sell into both long term capital projects as well as short cycle rapid turn operators. As a result, we tend to experience fluctuations in revenues and operating results at various points across economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature due to the fluctuation of the worldwide demand for oil and gas. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets decreases. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand.

Selling and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions. Those channels include direct sales, distributors and commissioned representatives. Our distribution and representative networks typically offer technically trained sales forces with strong relationships in key markets.

We believe that our well-established sales and distribution channels constitute a competitive strength. We believe that we have good relationships with our representatives and distributors. We continue to implement marketing programs to enhance these relationships. Our ongoing distribution-enhancement programs include reducing lead times, introducing new products, and offering competitive pricing, application design, technical training, and service.

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

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials, including stainless steel, carbon steel, bronze, copper, brass, titanium and aluminum. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our increasing needs. Historically, increases in the prices of raw materials have been partially offset by higher sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Employees and Labor Relations

As of February 1, 2015, our worldwide operations directly employed approximately 2,800 people. We have 29 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 237 employees in France, 211 in Italy, 136 in Brazil, 68 in the United Kingdom, 38 in the Netherlands and 53 in Morocco covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

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

We currently do not anticipate any materially adverse effect on our business, financial condition or results of operations as a result of our compliance with federal, state, local and foreign environmental laws. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our manufacturing operations and there is no assurance that material liabilities or charges could not arise. During the year ended December 31, 2014, we capitalized approximately $0.3 million and expensed $1.7 million related to environmental and safety control facilities. For the year ending December 31, 2015, we expect to capitalize $0.7 million and expense $0.8 million related to environmental and safety control facilities.

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

In particular, our energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. As a result, we historically have generated lower revenues and profits in periods of declining demand for petrochemical products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. In the latter half of 2014, the price of oil dropped dramatically due to various economic and geopolitical factors. A sustained depression of oil prices would result in a decreased demand for our oil and gas products which could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military, and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations.

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

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. For example, during the past few years, we have increased our investment in Brazil. During 2014, political activities in Brazil, including strong efforts by the Brazilian government to eliminate corruption from state owned entities such as Petrobras, have resulted in project deferrals, contract cancellations, as well as, payment delays to key contractors on various Petrobras projects. These delays created cash flow problems for certain contractors which, in turn, have resulted in delayed payment for product we have previously shipped as well as postponement or cancellation of pending orders. This situation and/or one or more of these factors could prevent us from successfully expanding our presence in these international markets and could also have a material adverse effect on our current international operations.

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

The trading price of our common stock may be, and, in the past, has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet our performance estimates or performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; fluctuations in oil and gas prices or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. In recent years, the unprecedented nature of credit and financial crises and economic recessions, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results could differ materially from our forecasts which could cause further volatility in the value of our common stock.

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

Our debt agreement requires that we maintain certain ratios and limits our ability to issue equity, make acquisitions, incur debt, pay dividends, make investments, sell assets, merge or raise capital.

Our revolving credit facility agreement, dated July 31, 2014, governs our indebtedness. This agreement includes provisions which place limitations on certain activities including our ability to: issue shares of our common stock; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain more restrictive financial or other covenants. The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of our indebtedness.

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

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which became effective for 2013 and requires a disclosure report to be filed by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We maintain 18 major manufacturing facilities worldwide, including operations located in the United States, Western Europe, Morocco, India, Brazil and the People’s Republic of China. We also maintain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

Our Energy segment has major manufacturing facilities located in the United States, Italy, the United Kingdom, Brazil, Germany, India, the Netherlands and the People’s Republic of China. Properties in Nerviano, Italy and Spartanburg, South Carolina are leased. Our Aerospace & Defense segment has major manufacturing facilities located in the United States, France, the United Kingdom and Morocco. Properties in Hauppauge, New York and Corona, California are leased.

Segment	Leased	Owned	Total
Energy	2	9	11
Aerospace & Defense	2	5	7
Total	4	14	18

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

Item 3.    Legal Proceedings.

For information regarding our legal proceedings refer to the first two paragraphs of Note 14 to the consolidated financial statements included in this annual report, for which disclosure is referenced herein.

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

Our Board of Directors is responsible for determining our dividend policy. Although we currently intend to continue paying quarterly cash dividends, the timing and level of such dividends will necessarily depend on our board of directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders. In the fourth quarter of 2014 our Board of Directors authorized a share repurchase program of up to $75 million of the Company's outstanding common stock. See “Liquidity and Capital Resources” under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As of February 16, 2015, there were 17,683,863 shares of our common stock outstanding and we had 63 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and both a current and former peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2009 and ending December 31, 2014. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Composite Index and the peer groups on December 31, 2009 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/09	12/10	12/11	12/12	12/13	12/14
CIRCOR International, Inc.	100.00%	168.65%	141.46%	159.32%	325.96%	243.73%
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group (1)	100.00	125.11	119.69	150.07	208.29	180.19

(1) Peer Group companies include: Cameron International Corporation, Crane Co., Curtiss-Wright Corporation, Flowserve Corporation, IMI plc, Pentair Ltd., SPX Corporation, and Woodward, Inc.

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

The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements not included in this Annual Report.

Selected Financial Data
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data (1):
Net revenues	$841,446	$857,808	$845,552	$822,349	$685,910
Gross profit	257,020	267,601	241,543	225,395	197,269
Operating income	64,757	69,173	46,531	56,298	14,986
Income before interest and taxes	63,261	64,037	41,759	50,196	12,509
Net income	50,386	47,121	30,799	36,634	12,624
Balance Sheet Data:
Total assets	$724,722	$726,650	$709,981	$722,523	$616,195
Total debt	13,684	49,638	70,484	105,123	1,535
Shareholders’ equity	494,093	476,887	418,247	384,085	356,820
Total capitalization	507,777	526,525	488,731	489,208	358,355
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$70,826	$72,206	$60,523	$(48,833)	$36,844
Investing activities	(1,842)	(13,264)	(17,629)	(38,005)	(27,781)
Financing activities	(37,724)	(19,235)	(37,408)	97,052	(8,615)
Net interest expense	2,652	3,161	4,259	3,930	2,516
Capital expenditures	17,328	17,328	18,170	17,901	14,913
Diluted earnings (loss) per common share	$2.84	$2.67	$1.76	$2.10	$0.73
Diluted weighted average common shares outstanding	17,768	17,629	17,452	17,417	17,297
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)
See Goodwill and Other Intangible Assets in Note 7 and Special Charges / Recoveries in Note 4 of the consolidated financial statements for more detail on impairment charges, special charges and inventory restructuring actions for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012 which are included in operating income above. No special or impairment charges were included in the statement of income data for the years ended December 31, 2011 and 2010. The statement of income data for the years ended December 31, 2011 and 2010 include Leslie asbestos and bankruptcy costs of $0.7 million and $32.8 million, respectively, primarily within our Energy segment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Item 1, Business, for additional detail on forward looking statements.

Company Overview

CIRCOR International, Inc. designs, manufactures and markets valves and other highly engineered products and sub-systems used in the Oil & Gas, power generation, aerospace, defense and industrial markets. Within our major product groups, we develop, manufacture, sell and service a portfolio of fluid-control products, sub-systems and technologies that enable us to fulfill our customers’ unique fluid-control application needs. See Part 1, Item 1, Business, for additional information regarding the description of our Business.

As we look to 2015, we are witnessing a correction in customer activity, especially in our upstream oil and gas markets, due to the current macro-economic uncertainty from the decline in oil prices, currency volatility, a weak European economy, and other geopolitical risks.  We believe our North American short cycle business will be impacted in the short term due to the reduction of North American upstream activity and destocking of the channel.  For our large engineered projects businesses, we are seeing project delays and capital expenditure reductions, which we expect to have an adverse impact on our large project revenue in the longer term. However, we expect to see modest growth in other markets we serve: the Asian power generation markets, the global liquefied natural gas market, and certain mid and down-stream energy markets.  We believe the Aerospace & Defense markets will experience modest growth based on increases in OEM production rates and volume growth for specific defense related platforms.

We are implementing actions to mitigate the impact on our earnings and better align our businesses with potential lower demand. In addition we will continue to focus on both organic and acquisition growth opportunities and we are investing in products and technologies that help solve our customers’ most difficult problems.  We expect to further simplify CIRCOR by standardizing technology, reducing facilities, and consolidating suppliers among other actions.  Finally, attracting and retaining talented personnel, including the development of our global sales, operations, and engineering organization, remains an important part of our strategy during 2015.

Operational excellence will be the foundation of our culture as we continue to transform CIRCOR into a world class company. We believe our cash flow from operations and financing capacity is adequate to support these activities.

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

Critical Accounting Policies

Our critical accounting policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For information regarding our critical accounting policies refer to Note 2 to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following tables set forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2014 and December 31, 2013:

	Year Ended
	December 31, 2014		December 31, 2013		% Change
	(Dollars in thousands)
Net revenues	$841,446	100.0%	$857,808	100.0%	(1.9)%
Cost of revenues	584,426	69.5%	590,207	68.8%	(1.0)%
Gross profit	257,020	30.5%	267,601	31.2%	(4.0)%
Selling, general and administrative expenses	178,800	21.2%	182,954	21.3%	(2.3)%
Impairment charges	726	0.1%	6,872	0.8%	(89.4)%
Special charges, net	12,737	1.5%	8,602	1.0%	48.1%
Operating income	64,757	7.7%	69,173	8.1%	(6.4)%
Other expense:
Interest expense, net	2,652	0.3%	3,161	0.4%	(16.1)%
Other expense, net	(1,156)	(0.1)%	1,975	0.2%	(158.5)%
Total other expense	1,496	0.2%	5,136	0.6%	(70.9)%
Income before income taxes	63,261	7.5%	64,037	7.5%	(1.2)%
Provision for income taxes	12,875	1.5%	16,916	2.0%	(23.9)%
Net income	$50,386	6.0%	$47,121	5.5%	6.9%

Net Revenues

Net revenues for the year ended December 31, 2014 decreased by $16.4 million, or 2%, to $841.4 million from $857.8 million for the year ended December 31, 2013. The change in net revenues for the year ended December 31, 2014 was attributable to the following:

	Year Ended
Segment	December 31, 2014	December 31, 2013	Total Change	Operations	Foreign Exchange
	(Dollars In thousands)
Energy	$653,257	$660,970	$(7,713)	$(1,862)	$(5,851)
Aerospace & Defense	188,189	196,838	(8,649)	(10,653)	2,004
Total	$841,446	$857,808	$(16,362)	$(12,515)	$(3,847)

Our Energy segment accounted for 78% of net revenues for the year ended December 31, 2014 compared to 77% for the year ended December 31, 2013 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased $7.7 million, or 1%, for the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily driven by lower shipment volumes in large international projects (4%) and our control valves businesses (2%) and unfavorable foreign currency of $5.9 million (1%), partially offset by higher shipment volumes in the upstream North American short-cycle (3%) and downstream instrumentation businesses (2%). Energy segment orders decreased $15.8 million, or 2.3%, to $675.9 million for the twelve months ended December 31, 2014 compared to $691.7 million for the same period in 2013 primarily due to lower bookings in upstream large international projects. Orders within our project businesses can be unpredictable or "lumpy" given the nature of the procurement process.

Aerospace & Defense segment revenues decreased by $8.6 million, or 4%, for the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily driven by declines in our California business related to landing gear product line exits (4%) and our French operations (2%), partially offset by higher actuation shipments (2%) and favorable foreign currency of $2.0 million (1%). Aerospace & Defense orders decreased $16.2 million, or 8.5%, to $173.4 million for the twelve months ended December 31, 2014 compared to $189.6 million or the same period in 2013 primarily at our French and California operations.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2014 compared to the year ended December 31, 2013 was as follows:

	Year Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring, Impairment, & Special (Recoveries) Charges, net
Segment	December 31, 2014	December 31, 2013
	(Dollars In thousands)
Energy	$85,316	$90,786	$(5,470)	$5,094	$(1,281)	$(9,283)
Aerospace & Defense	3,473	6,177	(2,704)	(6,630)	502	3,424
Corporate	(24,032)	(27,790)	3,758	3,230	1	527
Total	$64,757	$69,173	$(4,416)	$1,694	$(778)	$(5,332)

Inventory restructuring, impairment, and special charges for the twelve months ended December 31, 2014 and December 31, 2013 were as follows:

	Year Ended	Inventory Restructuring (1)	Impairment Charges (2)	Special (Recoveries) Charges, net (3)
Segment	December 31, 2014
	(in thousands)
Energy	$11,801	$—	$425	$11,376
Aerospace & Defense	9,035	7,990	301	744
Corporate	617	—	—	617
Total	$21,453	$7,990	$726	$12,737

	Year Ended	Inventory Restructuring (1)	Impairment Charges (2)	Special (Recoveries) Charges, net (3)
Segment	December 31, 2013
	(in thousands)
Energy	$2,518	$296	$—	$2,222
Aerospace & Defense	12,459	351	6,872	5,236
Corporate	1,144	—	—	1,144
Total	$16,121	$647	$6,872	$8,602
(1) Inventory Restructuring charges are included in Cost of Revenues. See Note 4, Special Charges, for additional detail on inventory restructuring charges.
(2) See Note 7, Goodwill and Other Intangible Assets, for additional detail on Impairment Charges.
(3) See Note 4, Special charges, net for additional detail on Special (Recovery) Charges.

See Goodwill and Other Intangible Assets in Note 7 and Special Charges / Recoveries in Note 4 of the consolidated financial statements for more detail on these impairment charges, special charges and inventory restructuring actions for the twelve months ended December 31, 2014 and December 31, 2013.

Operating income decreased 6%, or $4.4 million, to $64.8 million for the year ended December 31, 2014 compared to $69.2 million for the same period in 2013.

Operating income for our Energy segment decreased $5.5 million, or 6%, to $85.3 million for the year ended December 31, 2014 compared to $90.8 million for the same period in 2013. The decrease was primarily driven by higher net inventory restructuring, impairment, and special charges of $9.3 million (10%) and unfavorable foreign currency fluctuations of $1.3 million (1%), partially offset by operational increases of $5.1 million (6%) which included lower operating costs due to productivity and restructuring activities. Special charges, for the year ended December 31, 2014 included $3.0 million associated with a pre-tax loss on the December divestiture of one of our businesses as well as a $6.2 million charge associated with the settlement of a customer legal matter. Operating margins declined 60 basis points to 13.1% compared to the same period in 2013 primarily due to a charge recorded in the fourth quarter of 2014 for certain Brazilian customers' overdue accounts receiveable balances, partially offset by better product mix within our upstream North American short-cycle and higher shipment volumes within our downstream instrumentation businesses, as well as savings from productivity and restructuring actions.

Operating income for the Aerospace & Defense segment decreased $2.7 million, or 44%, to $3.5 million for the year ended December 31, 2014 compared to $6.2 million for the same period in 2013. The decrease in operating income was driven by operational decreases of $6.6 million (107%) primarily due to lower volume and productivity inefficiencies from our California and French operations, partially offset by lower net inventory restructuring, impairment, and special charges of $3.4 million (55%) and favorable foreign currency of $0.5 million (8%). Special charges for the year ended December 31, 2014 includes a pre-tax loss of $0.4 million associated with a business that was classified as held for sale. Operating margins declined 130 basis points to 1.8% compared to the same period in 2013 primarily due to operational inefficiencies at our California and French operations.

Corporate operating expenses decreased $3.8 million, or 14%, to $24.0 million, for the year ended December 31, 2014 compared to the same period in 2013, primarily due to lower compensation costs, professional fees, and special charges.

Interest Expense, Net

Interest expense, net, decreased $0.5 million to $2.7 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013. This change in interest expense was primarily due to lower outstanding debt balances during the period.

Other (Income) Expense, Net

Other income, net, was $1.2 million for the year ended December 31, 2014 compared to other expense, net of $2.0 million in the same period of 2013. The difference of $3.2 million was primarily due to foreign currency fluctuations.

Provision for Income Taxes

The effective tax rate was 20.4% for the year ended December 31, 2014 compared to 26.4% for the same period of 2013. The primary driver of the lower 2014 tax rate was the benefit from recognition of foreign tax credits and the reversal of the related valuation allowance.

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

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2013 compared to the year ended December 31, 2012 was as follows:

	Year Ended		Total Change	Operations	Foreign Exchange	Inventory Restructuring, Impairment, & Special (Recoveries) Charges, net
Segment	December 31, 2013	December 31, 2012
	(Dollars In thousands)
Energy	$90,786	$67,761	$23,025	$19,264	$1,148	$2,613
Aerospace & Defense	6,177	4,774	1,403	2,063	(127)	(533)
Corporate	(27,790)	(26,004)	(1,786)	(3,376)	—	1,590
Total	$69,173	$46,531	$22,642	$17,951	$1,021	$3,670

Inventory restructuring, impairment, and special charges for the twelve months ended December 31, 2013 and December 31, 2012 were as follows:

	Year Ended	Inventory Restructuring (1)		Impairment Charges (2)		Special (Recoveries) Charges, net (3)
Segment	December 31, 2013
	(in thousands)
Energy	$2,518		$296		$—		$2,222
Aerospace & Defense	12,459	351		6,872		5,236
Corporate	1,144	—		—		1,144
Total	$16,121	$647		$6,872		$8,602

	Year Ended	Inventory Restructuring (1)		Impairment Charges (2)		Special (Recoveries) Charges, net (3)
Segment	December 31, 2012
	(in thousands)
Energy	$5,131		$924		$2,156		$2,051
Aerospace & Defense	11,926	3,237		8,193		496
Corporate	2,734	—		—		2,734
Total	$19,791	$4,161		$10,349		$5,281
(1) Inventory Restructuring charges are included in Cost of Revenues. See Note 4, Special Charges, for additional detail on inventory restructuring charges.
(2) See Note 7, Goodwill and Other Intangible Assets, for additional detail on Impairment Charges.
(3) See Note 4, Special charges, net for additional detail on Special (recovery) Charges.

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

The following table summarizes our cash flow activities for the twelve month periods indicated (in thousands):

	2014	2013	2012
Cash flow provided by (used in):
Operating activities	$70,826	$72,206	$60,523
Investing activities	(1,842)	(13,264)	(17,629)
Financing activities	(37,724)	(19,235)	(37,408)
Effect of exchange rates on cash balances	(12,156)	735	1,397
Increase in cash and cash equivalents	$19,104	$40,442	$6,883

During the year ended December 31, 2014, we generated $70.8 million in cash flow from operating activities compared to $72.2 million during the twelve months ended December 31, 2013. The $1.4 million decrease in cash generated from operating activities was primarily due to lower cash inflows from accounts receivables, net of $45.4 million partially offset by lower accounts payable outflows of $42.0 million as compared to the prior year.

During the year ended December 31, 2014, we used $1.8 million for investing activities as compared to $13.3 million during the twelve months ended December 31, 2013. The reduction of cash used for investing activities was directly related to $10.2 million of proceeds we received for 2014 business divestitures.

During the year ended December 31, 2014, we used $37.7 million for financing activities as compared to $19.2 million during the twelve months ended December 31, 2013. The increase of cash used for financing activities was primarily due to net $18.5 million repayment of borrowings during 2014.

As of December 31, 2014, total debt was $13.7 million compared to $49.6 million at December 31, 2013 due to repayments on existing borrowings including our credit facility. Total debt as a percentage of total shareholders’ equity was 2.8% as of December 31, 2014 compared to 10.4% as of December 31, 2013.

As a result of a significant portion of our cash balances being denominated in Euros and Canadian Dollars, the strengthening of the US Dollar resulted in a $12.1 million dollar decrease in cash balances as compared to the prior year.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("2014 Credit Agreement"), that provides for a $400 million revolving line of credit. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using this 2014 Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2014, we had borrowings of $5.0 million outstanding under our credit facility and $51.3 million outstanding under letters of credit.

The 2014 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2014 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

The ratio of current assets to current liabilities was 2.73:1 at December 31, 2014 compared to 2.84:1 at December 31, 2013. The decrease in the current ratio was primarily due to a $16.5 million increase in accounts payable as of December 31, 2014 as compared to December 31, 2013. As of December 31, 2014, cash and cash equivalents totaled $121.3 million, all held in foreign bank accounts with the exception of $5.4 million. This compares to $102.2 million of cash and cash equivalents as of December 31, 2013 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2014 Credit Facility for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2015, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.7 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2014 that affect our liquidity:

	Payments due by Period
	Total	Less Than 1 Year		1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:	(in thousands)
Current portion of long-term debt	$8,423	$8,423		$—	$—	$—
Total short-term borrowings	8,423	8,423		—	—	—
Long-term debt, less current portion	5,262	—	44	5,255	7	—
Interest payments on debt	2,547	1,098		815	634	—
Operating leases	18,915	6,006		7,246	4,095	1,568
Total contractual cash obligations	$35,147	$15,527		$13,316	$4,736	$1,568
Other Commercial Commitments:
U.S. standby letters of credit	$2,620	$2,178		$442	$0	$0
International standby letters of credit	48,667	32,131		6,612	9,690	234
Commercial contract commitments	112,030	106,838		4,461	731	—
Total commercial commitments	$163,317	$141,147		$11,515	$10,421	$234

The interest on certain of our other debt balances, with scheduled repayment dates between 2015 and 2018 and interest rates ranging between 1.90% and 15.92%, have been included in the "Interest payments on debt" line within the Contractual Cash Obligations schedule. The most significant of our long-term debt balances is the $5.0 million in outstanding borrowings under the 2014 Credit Agreement. Capital lease obligations of $0.2 million and $0.2 million are included in the “Current portion of long-term debt” and “Long-term debt, less current portion” line items, respectively.

The most significant of our commercial contract commitments relate to approximately $110.0 million of commitments related to open purchase orders, $3.6 million of which extend to 2016 and beyond. The remaining $2.0 million in commitments primarily relate to loan commitment fees and employment agreements.

In 2014 and 2013, we contributed $1.6 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our nonqualified supplemental plan each year. In 2015, we expect to make plan contributions totaling $2.0 million, consisting of $1.6 million in contributions to our qualified plan and payments of $0.4 million for our nonqualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. For additional information regarding our foreign currency exchange risk refer to Note 16 to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes related thereto included in this annual report on Form 10-K are hereby incorporated by reference herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None.
Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

Item 11.    Executive Compensation.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation plans approved by security holders	361,792	(1)	$54.78	1,687,568
Inducement Award for New President and CEO	200,000	(2)	$41.17	N/A
Inducement Awards for New Executive VP and CFO	109,454	(3)	$79.33	N/A
Total	671,246		$54.73	1,687,568

(1)
Reflects 186,004 stock options and 169,245 restricted stock units granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan. and 6,543 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan.

(2)
Reflects stock options issued as an inducement equity award to our President and CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Note 11, Share-Based Compensation, to the consolidated financial statements.

(3)
Reflects 100,000 stock options and 9,454 restricted stock units issued to our Executive VP and CFO on December 2, 2013. These awards were granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of these grants are set forth in Note 11, Share-Based Compensation, to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

Item 14.    Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts	67

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

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

10.12
Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the lenders from time to time parties thereto, Suntrust Bank as administrative agent, swing line lender and letter of credit issuer, Suntrust Robinson Humphrey, Inc. as joint-lead arranger and joint-bookrunner, Keybank Capital Markets Inc., as joint-lead arranger and joint-bookrunner, Keybank National Association as syndication agent, and Santander Bank, N.A., Branch Banking and Trust Company and HSBC Bank USA, N.A., as co-documentation agents, dated July 31, 2014, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 1, 2014 (the "Credit Agreement")

10.13§
Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.14§
Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated September 16, 2005, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on September 20, 2005

10.15§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.44 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.16§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and John F. Kober III, dated November 4, 2010, is incorporated by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.17§
Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.18§
First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.19§
Executive Change of Control Agreement between Hoke, Inc. and Wayne F. Robbins, dated March 21, 2006, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 24, 2006

10.20§
Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.38 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.21§
Second Amendment to Executive Change of Control Agreement between CIRCOR Instrumentation Technologies, Inc. and Wayne F. Robbins, dated November 4, 2010, is incorporated by reference to Exhibit 10.7 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.22§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.23§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.24§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.25§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.26§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.27§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.28§
Severance Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.29§
Executive Change of Control Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.30§
Third Amendment to Executive Change of Control Agreement, dated as of November 4, 2010, between CIRCOR, Inc. and Alan J. Glass, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.31§
Performance-Based Stock Option Award Agreement, dated as of March 5, 2014, between CIRCOR International, Inc. and Scott A. Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 11, 2014

10.32§
Severance Agreement, dated as of March 19, 2014, between CIRCOR International, Inc. and Vincent Sandoval, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on April 22, 2014

10.33§
Executive Change of Control Agreement, dated as of March 19, 2014, between CIRCOR International, Inc. and Vincent Sandoval, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on April 22, 2014

10.34§
CIRCOR International, Inc. 2014 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit A to CIRCOR International, Inc.'s Definitive Proxy Statement, File No. 001-14962, filed with the Securities and Exchange Commission on March 21, 2014 (the "2014 Stock Option and Incentive Plan")

10.35*
First Amendment to Credit Agreement, dated December 31, 2014, by and among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the several banks and financial institutions parties thereto and Suntrust Bank, in its capacity as administrative agent

10.36§*	First Amendment to 2014 Stock Option and Incentive Plan, dated December 31, 2014
21*	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 18, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013
(ii)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
(iii)	Statements of Consolidated Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
(vi)	Notes to the Consolidated Financial Statements

*	Filed with this report.

**	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2015
Scott A. Buckhout
/s/ Rajeev Bhalla	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2015
Rajeev Bhalla
/s/ John F. Kober	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 18, 2015
John F. Kober
/s/ David F. Dietz	Chairman of the Board of Directors	February 18, 2015
David F. Dietz
/s/ Jerome D. Brady	Director	February 18, 2015
Jerome D. Brady
/s/ Douglas M. Hayes	Director	February 18, 2015
Douglas M. Hayes
/s/ Norman E. Johnson	Director	February 18, 2015
Norman E. Johnson
/s/ John A. O'Donnell	Director	February 18, 2015
John A. O’Donnell
/s/ Peter M. Wilver	Director	February 18, 2015
Peter M. Wilver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the internal control over financial reporting of Circor International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 18, 2015

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,286	$102,180
Short-term investments	86	95
Trade accounts receivable, less allowance for doubtful accounts of $9,536 and $2,449, respectively	156,738	144,742
Inventories, net	183,434	199,404
Prepaid expenses and other current assets	21,626	19,815
Deferred income tax asset	22,861	17,686
Total Current Assets	506,031	483,922
PROPERTY, PLANT AND EQUIPMENT, NET	96,212	107,724
OTHER ASSETS:
Goodwill	72,430	75,876
Intangibles, net	26,887	35,656
Deferred income tax asset	19,048	18,579
Other assets	4,114	4,893
TOTAL ASSETS	$724,722	$726,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,112	$70,589
Accrued expenses and other current liabilities	63,911	57,507
Accrued compensation and benefits	24,728	31,289
Income taxes payable	1,312	3,965
Notes payable and current portion of long-term debt	8,423	7,203
Total Current Liabilities	185,486	170,553
LONG-TERM DEBT, NET OF CURRENT PORTION	5,261	42,435
DEFERRED INCOME TAXES	7,771	9,666
OTHER NON-CURRENT LIABILITIES	32,111	27,109
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,681,955 and 17,610,526 shares issued and outstanding at December 31, 2014 and 2013, respectively	177	176
Additional paid-in capital	277,227	269,884
Retained earnings	250,635	202,930
Accumulated other comprehensive (loss) gain, net of taxes	(33,946)	3,897
Total Shareholders’ Equity	494,094	476,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$724,722	$726,650

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$841,446	$857,808	$845,552
Cost of revenues	584,426	590,207	604,009
GROSS PROFIT	257,020	267,601	241,543
Selling, general and administrative expenses	178,800	182,954	179,382
Impairment charges	726	6,872	10,348
Special charges, net	12,737	8,602	5,282
OPERATING INCOME	64,757	69,173	46,531
Other (income) expense:
Interest expense, net	2,652	3,161	4,259
Other (income) expense, net	(1,156)	1,975	513
TOTAL OTHER EXPENSE	1,496	5,136	4,772
INCOME BEFORE INCOME TAXES	63,261	64,037	41,759
Provision for income taxes	12,875	16,916	10,960
NET INCOME	$50,386	$47,121	$30,799
Earnings per common share:
Basic	$2.85	$2.68	$1.77
Diluted	$2.84	$2.67	$1.76
Weighted average common shares outstanding:
Basic	17,660	17,564	17,405
Diluted	17,768	17,629	17,452
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Statements of Consolidated Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$50,386	$47,121	$30,799
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30,658)	2,147	3,924
Other changes in plan assets - amortization of actuarial gains (losses) (1)	(6,863)	4,456	(2,826)
Net periodic pension costs amortization (loss) gain (2)	(322)	474	391
Other comprehensive income (loss)	(37,843)	7,077	1,490
COMPREHENSIVE INCOME	12,543	54,198	32,289

(1)	Net of an income tax effect of $(4.2) million, $2.7 million and $(1.7) million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Net of an income tax effect of $(0.2) million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$50,386	$47,121	$30,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,446	16,034	15,732
Amortization	3,116	3,039	3,596
Provision for bad debt expense	7,817	1,194	667
Intangible impairment charges	726	6,872	10,348
Compensation expense of stock-based plans	7,188	5,056	4,374
Tax effect of share-based compensation	(756)	(732)	642
Deferred (benefit) income taxes	(2,740)	5,778	(832)
(Gain) loss on disposal of property, plant and equipment	(79)	(322)	1,135
Loss on sale of businesses	3,413
Gain on return of acquisition purchase price	—	(3,400)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(38,439)	7,009	6,396
Inventories, net	(3,952)	(311)	6,592
Prepaid expenses and other assets	884	160	(2,422)
Accounts payable, accrued expenses and other liabilities	26,816	(15,292)	(16,504)
Net cash provided by operating activities	70,826	72,206	60,523
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,810)	(17,328)	(18,170)
Proceeds from the sale of property, plant and equipment	791	664	541
Business acquisitions, return of purchase price	—	3,400
Proceeds from divestitures	10,177	—	—
Net cash used in investing activities	(1,842)	(13,264)	(17,629)
FINANCING ACTIVITIES
Proceeds from long-term debt	150,062	146,578	186,409
Payments of long-term debt	(185,361)	(166,239)	(220,918)
Debt issuance costs	(920)	—	—
Dividends paid	(2,681)	(2,700)	(2,663)
Proceeds from the exercise of stock options	420	2,394	406
Tax effect of share-based compensation	756	732	(642)
Net cash used in financing activities	(37,724)	(19,235)	(37,408)
Effect of exchange rate changes on cash and cash equivalents	(12,156)	735	1,397
INCREASE IN CASH AND CASH EQUIVALENTS	19,106	40,442	6,883
Cash and cash equivalents at beginning of year	102,180	61,738	54,855
CASH AND CASH EQUIVALENTS AT END OF YEAR	$121,286	$102,180	$61,738
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$16,672	$8,143	$16,699
Interest	$2,476	$960	$1,080

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	17,268	$173	$258,209	$130,373	$(4,670)	$384,085
Net income				30,799		30,799
Other comprehensive income, net of tax					1,490	1,490
Common stock dividends paid				(2,663)		(2,663)
Stock options exercised	24		406			406
Tax effect of share-based compensation			642			642
Conversion of restricted stock units	154	1	(887)			(886)
Share-based compensation			4,374			4,374
BALANCE AT DECEMBER 31, 2012	17,446	$174	$262,744	$158,509	$(3,180)	$418,247
Net income				47,121		47,121
Other comprehensive income, net of tax					7,077	7,077
Common stock dividends paid				(2,700)		(2,700)
Stock options exercised	83	1	2,393			2,394
Tax effect of share-based compensation			732			732
Conversion of restricted stock units	82	1	(1,041)			(1,040)
Share-based compensation			5,056			5,056
BALANCE AT DECEMBER 31, 2013	17,611	$176	$269,884	$202,930	$3,897	$476,887
Net income				50,386		50,386
Other comprehensive loss, net of tax					(37,843)	(37,843)
Common stock dividends paid				(2,681)		(2,681)
Stock options exercised	13		419			419
Tax effect of share-based compensation			756			756
Conversion of restricted stock units	58	1	(1,020)			(1,019)
Share-based compensation			7,188			7,188
BALANCE AT DECEMBER 31, 2014	17,682	$177	$277,227	$250,635	$(33,946)	$494,094

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

We have organized our business segment reporting structure into two segments: Energy and Aerospace & Defense.

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

Inventory Allowances

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

Our net inventory balance was $183.4 million as of December 31, 2014, compared to $199.4 million as of December 31, 2013. Our inventory allowances, which include amounts primarily for obsolescence and net realizable value estimates was $27.0 million as of December 31, 2014, compared to $21.3 million as of December 31, 2013.

Our provision for inventory obsolescence allowances was $5.0 million, $5.1 million, and $5.1 million for the twelve months ended of 2014, 2013 and 2012, respectively. During the second and third quarters of 2014, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million and $2.9 million, respectively, within the Aerospace & Defense segment. During 2013, we recorded inventory related charges of $0.4 million and $0.3 million within our Aerospace & Defense segment and Energy segment, respectively. During 2012, we recorded inventory related charges of $3.2 million and $0.9 million within our Aerospace & Defense segment and Energy segment, respectively. These restructuring related inventory charges were included as cost of revenues for each respective period. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowances.

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

Penalty Accruals

Certain customer agreements, primarily in our project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2014 and 2013 were $7.1 million and $10.3 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

Business Acquisitions / Divestitures

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

Accounting Standards Codification ("ASC") Topic 805, Business Combinations, provides guidance regarding business combinations and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. ASC Topic 360, Property, Plant, and Equipment, provides guidance regarding long-lived asset (disposal group) to be sold, held for sale classification on the consolidated balance sheet, fair value measurement of long-lived asset (disposal group) held for sale, and gain/loss recognition for long-lived asset sale. For more detailed information, refer to Note 3, Business Acquisitions and Divestitures.

Concentration of Credit Risk

For more information related to our concentration of credit risk, see "Concentrations of Risk" in Note 14 of the consolidated financial statements.

Legal Contingencies

For more information related to our outstanding legal proceedings, see “Contingencies, Commitments and Guarantees” in Note 14 of the consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets - Impairment

In accordance with ASC 350, Intangibles-Goodwill and Other, we utilize each of our operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and the businesses within each segment have similar economic characteristics. For the year-ended December 31, 2014, the Company’s two reporting units were Energy and Aerospace & Defense with respective goodwill balances of $50.0 million and $22.4 million.

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

In fiscal year 2014 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2014 goodwill assessment exceeded the carrying amounts by approximately 245% and 59% for our Energy and Aerospace & Defense reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. Actual 2014 results were substantially consistent overall with estimates and assumptions made for purposes of our goodwill impairment analysis performed in October. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, we may be required to record impairment charges. By way of example, a 10% reduction in our Aerospace & Defense reporting unit projected and terminal cash flows would not result in the fair value being lower than the carrying value.

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. These assets are reviewed at least annually for impairment, or more frequently if facts and circumstances warrant. We also utilized a fair value calculation to evaluate these intangibles.

For more information related to our Goodwill and Intangible Assets, see "Goodwill and Other Intangible Assets" in Note 7 of the consolidated financial statements.

Other Long-Lived Assets - Impairment

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

See Note 13 of the consolidated financial statements for further information on our benefit plans.

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

For more information related to our Income Taxes, see "Income Taxes" in Note 8 of the consolidated financial statements.

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC 718, Accounting for Share Based Payments, and these costs are recognized over the requisite vesting period. For all of our non-market condition stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

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

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods, and revenues and costs are translated using weighted average exchange rates for the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange (gains) / losses recorded for the years ended December 31, 2014, 2013 and 2012 were $(1.1) million, $1.8 million, and $0.5 million, respectively.

See Note 16, Fair Value, of the consolidated financial statements for additional information on foreign currency exchange risk.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2014			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$50,386	17,660	$2.85	$47,121	17,564	$2.68	$30,799	17,405	$1.77
Dilutive securities, principally common stock options	0	108	(0.01)	0	65	(0.01)	0	47	(0.01)
Diluted EPS	$50,386	17,768	$2.84	$47,121	17,629	$2.67	$30,799	17,452	$1.76

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 23,390 anti-dilutive options and RSUs for the year ended December 31, 2014 with exercise prices ranging from $29.37 to $79.33. There were 279,075 anti-dilutive options and RSUs for the year ended December 31, 2013 with exercise prices ranging from $29.37 to $60.83. There were 173,771 anti-dilutive options and RSUs for the year ended December 31, 2012 with exercise prices ranging from $30.91 to $60.83.

As of December 31, 2014, there were no outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

See Note 16, Fair Value, of the consolidated financial statements for additional information on derivative financial instruments.

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

See Note 16, Fair Value, of the consolidated financial statements for additional information on fair value.

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

See Note 6, Property, Plant, and Equipment, of the consolidated financial statements for additional information.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2014, 2013 and 2012 were $7.8 million, $6.5 million and $8.4 million, respectively.

New Accounting Standards

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

Subsequent events

The Company evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein, other than noted below:

We divested Cambridge Fluid Systems ("Cambridge") on January 5, 2015. See Note 3, Business Acquisitions and Divestitures, of the consolidated financial statements for additional information.

(3)    Business Acquisitions and Divestitures

Our growth strategy includes strategic acquisitions that complement and extend our broad array of valves and fluid control products and services. Our historical acquisitions typically have well established brand recognition and are well known within the industry. We have historically financed our acquisitions from available cash or credit lines. We had no acquisitions for the twelve months ended December 31, 2014, 2013, and 2012.

As part of our simplification strategy during 2014, we identified two non-core businesses. We considered these businesses as non-core because the products or services did not complement our existing businesses and the long-term growth prospects were below our expectations. Divestiture of these non-core businesses enables us to focus resources on businesses where there is greater opportunity to achieve sales growth, higher margins, and market leadership. We divested Sagebrush Pipeline Equipment Company ("Sagebrush") on December 30, 2014 and divested Cambridge Fluid Systems ("Cambridge") on January 5, 2015.

Sagebrush, part of the Energy segment, was sold through a management buyout agreement. Based in Tulsa, Oklahoma, Sagebrush primarily provides engineering, design, and fabrication of custom skids for measurement, control, and operation of oil and gas pipelines. We recorded a $3.4 million pre-tax loss on the sale of Sagebrush in our Energy segment, of which $3.0 million was recorded in the Special charges, net caption and $0.4 million of allocated goodwill was recorded in the Impairment charges caption within our consolidated statements of income for the three and twelve months ended December 31, 2014.

Cambridge, part of our Aerospace & Defense segment, is located in the United Kingdom and is a full-service provider of fabricated control systems for semiconductor and LED manufacturing industries. As of December 31, 2014, Cambridge was classified as held for sale in our consolidated balance sheet and had net assets of $3.2 million and net liabilities of $1.8 million included in other current assets and other current liabilities, respectively. Our expected pre-tax loss on the sale of Cambridge is $0.7 million, of which $0.4 million was recorded in the Special charges, net caption and $0.3 million of allocated goodwill was recorded in the Impairment charges caption within our consolidated statements of income for the three and twelve months ended December 31, 2014.

(4)    Special Charges

During the third quarter of 2012, we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and restructure some non-strategic product lines ("2012 Announced Restructuring").

During the fourth quarter of 2012 we recorded special charges of $2.7 million associated with the separation of our Chief
Executive Officer. These charges primarily related to one time cash payments, equity award modification charges as well as executive search fees ("CEO Separation").

On July 12, 2013 we reached a settlement on the SF Valves arbitration ("Energy Settlement") and have received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013. This gain was recorded as a special recovery during the third quarter of 2013.

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

On March 28, 2014, we entered into a settlement agreement for $1.5 million with Watts Water Technologies, Inc. ("Watts Settlement"). Accordingly, we recorded a $0.3 million special charge in the quarter, net of amounts previously accrued.
On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we are continuing to simplify our businesses. Under this restructuring, we are reducing certain general and administrative expenses, including the reduction of certain management layers, and closing or consolidating a number of smaller facilities. The savings from these restructuring actions will be utilized for growth investments.

During the fourth quarter of 2014, we recorded a special gain of $0.2 million in connection with revaluing certain liabilities recorded in connection with a 2013 Energy segment purchase price arbitration settlement ("Energy Settlement").

On January 6, 2015 we announced the divestiture of two of our non-core business ("Divestitures") as part of our simplification strategy. During the fourth quarter of 2014, we recorded $3.4 million of special charges associated with losses related to these divestitures. See Business Acquisitions and Divestitures in Note 3 of the consolidated financial statements for more detail on these divestitures.

In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm ("Customer Settlement"), a product line in which we no longer are involved.  The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million.

Inventory Restructuring

During 2012, we recorded inventory related charges of $3.2 million and $0.9 million within our Aerospace & Defense segment and Energy segment, respectively. These restructuring related inventory charges were included as cost of revenues.

During 2013, we recorded inventory related charges of $0.4 million and $0.3 million within our Aerospace & Defense segment and Energy segment, respectively. These restructuring related inventory charges were included as cost of revenues.

During the second and third quarters of 2014, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million and $2.9 million, respectively, within the Aerospace & Defense segment. These restructuring related inventory charges were included as cost of revenues.

2014

As of and for the twelve months ended December 31, 2014 we incurred $12.7 million of non-inventory restructuring related and special charges, net of recoveries, as shown in the table below (in thousands):

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	$447	$252	$—	699
Employee related expenses	1,923	2,307	317	4,547
Total restructuring charges	$2,370	$2,559	$317	5,246
Watts settlement	—	—	300	300
Divestitures	2,983	430	—	3,413
Energy settlement	(210)		—	(210)
Customer settlement	6,232	—	—	6,232
TMW settlement	—	(2,243)	—	(2,243)
Total special and restructuring charges	$11,375	$746	$617	$12,737
Special charges paid / settled				(7,784)
Accrued special charges as of December 31, 2014				$9,133

2013

As of and for the twelve months ended December 31, 2013 we incurred $8.6 million of non-inventory restructuring related and special charges, net of recoveries, as shown in the table below (in thousands):

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2013
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2012				$800
Facility and professional fee related expenses	$2,432	$2,933	$—	5,365
Employee related expenses	2,959	2,286	—	5,245
Total restructuring charges	$5,391	$5,219	$—	$10,610
CFO retirement charges	—	—	1,144	1,144
Energy Settlement	(3,151)	—	—	(3,151)
Total special and restructuring charges (recoveries)	$2,240	$5,219	$1,144	8,602
Special charges paid / settled				(5,222)
Accrued special charges as of December 31, 2013				$4,180

2012

As of and for the twelve months ended December 31, 2012 we incurred $5.3 million in special charges associated with our 2012 Announced Restructuring and CEO Separation. The following table summarizes our special charges by expense type and business segment (in thousands).

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2012
	Energy	Aerospace & Defense	Corporate	Total
Accrued special charges as of December 31, 2011				$—
Facility and professional fee related expenses	$1,437	$311	$—	1,748
Employee related expenses	614	186	—	800
Total restructuring charges	$2,051	$497	$—	$2,548
CEO Separation charges	—	—	2,734	2,734
Total special and restructuring charges (recoveries)	$2,051	$497	$2,734	$5,282
Special charges paid / settled				(4,482)
Accrued special charges as of December 31, 2012				$800

Inception to Date - 2012 Announced Restructuring

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

	2012 Announced Restructuring Charges as of December 31, 2014
	Energy	Aerospace	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,270	2,854	—	5,124
Employee-related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177

Inception to Date - 2013 Announced Restructuring

The following table summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges as of December 31, 2014
	Energy	Aerospace	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,117	473	—	2,590
Employee-related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054

Inception to Date - 2014 Announced Restructuring

The following table summarizes our 2014 Announced Restructuring related special charges incurred from the second quarter of 2014 through December 31, 2014:

	2014 Announced Restructuring Charges as of December 31, 2014
	Energy	Aerospace	Corporate	Total
Facility and professional fee related expenses - incurred to date	(70)	168	—	98
Employee-related expenses - incurred to date	1,466	2,292	317	4,075
Total restructuring related special charges - incurred to date	$1,396	$2,460	$317	$4,173

Future Projection

We expect to incur additional restructuring related special charges between $4.3 million and $4.8 million that are primarily facility and employee related during 2015 (between $2.6 million and $2.9 million for the Energy segment, between $1.3 million and $1.4 million for the Aerospace & Defense segment, and $0.4 million and $0.5 million for Corporate). These restructuring activities are expected to be funded with cash generated from operations.

(5)    Inventories, net

Inventories, net consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$57,505	$59,255
Work in process	82,130	95,236
Finished goods	43,799	44,913
	$183,434	$199,404

For more information related to inventory, net see "Inventories" and "Inventory Allowances" in Note 2 of the consolidated financial statements.

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$13,417	$14,399
Buildings and improvements	68,820	74,374
Manufacturing machinery and equipment	144,239	147,343
Computer equipment and software	22,861	21,117
Furniture and fixtures	10,531	11,269
Motor vehicles	585	933
Capital leases	171	332
Construction in progress	5,567	5,165
	266,191	274,932
Accumulated depreciation	(169,979)	(167,208)
	$96,212	$107,724

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $16.4 million, $16.0 million, and $15.7 million, respectively.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2014 and 2013 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876
Business divestitures (see Note 3)	(425)	(301)	(726)
Currency translation adjustments	(2,510)	(210)	(2,720)
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2012	$55,307	$22,121	$77,428
Currency translation adjustments	(2,377)	825	(1,552)
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876

In accordance with ASC 350-20-40-2, we allocated goodwill to our divestiture loss calculations based on the relative fair values of the individual business to the retained segment in accordance with ASC 350-20-40-3. We recorded $0.4 million and $0.3 million as impairment charges for the Energy and Aerospace & Defense segments, respectively, associated with the divestiture of two businesses. See Business Acquisitions and Divestitures in Note 3 of the consolidated financial statements for more detail on these divestitures.

In 2014, the fair value of each of our reporting units exceeded the respective carrying value, and no goodwill impairments were recorded as a result of our annual impairment testing. The fair values utilized for our 2014 goodwill assessment, which were assessed as of the end of October, exceeded the carrying value by approximately 245% and 59% for the Energy and Aerospace & Defense reporting units, respectively. We again assessed the goodwill factors as of December 31, 2014 and determined there were no indications of impairments. For the years ended December 31, 2013 and December 31, 2012, we did not record any goodwill impairment charges.

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$6,069	$(5,732)	$337
Non-amortized intangibles (primarily trademarks and trade names)	12,602	(278)	12,324
Customer relationships	31,595	(18,840)	12,755
Backlog	1,083	(1,083)	—
Other	5,598	(4,127)	1,471
Total	$56,947	$(30,060)	$26,887

In connection with the divestitures of two businesses we reduced the net carrying value of our intangible assets by $3.9 million during 2014.

	December 31, 2013
	Gross Carrying Amount	2013 Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,085	$—	$(5,687)	$398
Non-amortized intangibles (primarily trademarks and trade names)	23,843	(6,872)	—	16,971
Customer relationships	34,554	—	(18,953)	15,601
Backlog	1,144	—	(1,144)	—
Other	7,611	—	(4,925)	2,686
Total	$73,237	$(6,872)	$(30,709)	$35,656

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	After 2019
Estimated amortization expense	$2,895	$2,633	$2,500	$2,259	$1,900	$2,376

We performed an ASC 360, Property, Plant, and Equipment, impairment analyses for our Aerospace & Defense related California operations during the second quarter of 2014. We also updated our analysis through December 2014 which resulted in no asset impairment charges, as the fair value of the California operations exceeded the carrying value.

The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts. No impairments over our non-amortizing intangible assets were recorded for the twelve months ended December 31, 2014.

We performed an ASC 360 impairment analyses for our Aerospace & Defense related California operations as part of our second quarter 2014 closing process in response to our Q2 triggering event. We also updated our analysis through Q4 which resulted in no asset impairment charges as the fair value of the California operations exceeded the carrying value.

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

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax liabilities:
Excess tax over book depreciation	$1,052	$1,768
Intangible assets	10,810	13,013
Total deferred income tax liabilities	11,862	14,781
Deferred income tax assets:
Accrued expenses	14,198	11,337
Inventories	8,947	8,903
Net operating loss and credit carry-forward	19,091	26,292
Intangible assets	62	1,769
Accumulated other comprehensive income—pension benefit obligation	10,957	6,558
Other	2,194	449
Total deferred income tax assets	55,449	55,308
Valuation allowance	(9,448)	(13,928)
Deferred income tax asset, net of valuation allowance	46,001	41,380
Deferred income tax asset, net	$34,139	$26,599

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

Net current deferred income tax asset	$22,861	$17,686
Net non-current deferred income tax asset	19,048	18,579
Net non-current deferred income tax liability	(7,771)	(9,666)
Deferred income tax asset, net	$34,139	$26,599
Deferred income taxes by geography are as follows:
Domestic net current asset	$16,191	$11,613
Foreign net current asset	6,670	6,073
Net current deferred income tax asset	$22,861	$17,686
Domestic net non-current asset	$17,973	$16,994
Foreign net non-current liability	(6,695)	(8,081)
Net non-current deferred income tax asset	$11,278	$8,913

The provision for income taxes is based on the following pre-tax income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$26,229	$11,009	$17,466
Foreign	37,032	53,028	24,293
	$63,261	$64,037	$41,759

The provision (benefit) for income taxes consists of the following (in thousands):

	2014	2013	2012
Current:
Federal - US	$3,916	$2,284	$3,768
Foreign	10,455	7,831	6,853
State -US	1,244	1,023	1,171
Total current	$15,615	$11,138	$11,792
Deferred (benefit):
Federal - US	$(967)	$(176)	$(1,269)
Foreign	(1,594)	6,294	415
State -US	(179)	(340)	22
Total deferred (benefit)	$(2,740)	$5,778	$(832)
Total provision (benefit) for income taxes	$12,875	$16,916	$10,960

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2014	2013	2012
Expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.0	0.5	1.9
Foreign tax rate differential	(5.7)	(8.0)	(2.6)
Foreign tax credits	(9.1)	(1.4)	(1.4)
Manufacturing deduction	(1.7)	(0.5)	(1.4)%
Research and development credit	(0.5)	(0.7)%	—
Other, net	1.3	1.5	(1.0)
Effective tax rate	20.3%	26.4%	30.5%

With regard to the deferred tax assets, we maintained a total valuation allowance of $9.4 million and $13.9 million at December 31, 2014 and 2013, respectively. We had foreign tax credits of $10.7 million, foreign net operating losses of $13.8 million, State net operating losses of $66.1 million and State tax credits of $2.0 million at December 31, 2014. At December 31, 2013, we had foreign tax credits of $17.7 million, foreign net operating losses of $15.1 million, state net operating losses of $69.7 million and state tax credits of $1.8 million. The foreign tax credits, if not utilized, will expire in 2021. The state net operating losses and state tax credits, if not utilized, will expire between 2015 and 2034. The $9.4 million valuation allowance as of December 31, 2014 is comprised of $6.2 million related to foreign deferred tax assets and $3.2 million related to state income tax benefits. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

The Company believes a valuation allowance of $5.7 million is no longer needed on foreign tax credits based upon an operational change of its business terms which were finalized in Q4 2014.  This resulted in increased foreign source income allowing the utilization of the foreign tax credits.  Based upon this Q4 change, the Company believes it will fully utilize all available foreign tax credits, and, accordingly, reversed the related valuation allowance.

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

On December 19, 2014 the President of the United States signed legislation that retroactively extended the research and development (R&D) tax credit for one year, from January 1, 2014 through December 31, 2014. Accordingly, the Company recorded the entire benefit of $0.3 million for the R&D tax credit attributable to 2014.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions, including Italy where we have received a tax assessment regarding withholding taxes on certain intercompany dividends paid in 2009. We disagree with the tax assessment and, after taking appropriate advice, we believe that we would prevail in court, if necessary. However, in Q4 2014, we accrued $0.9 million as a tax reserve equal to the amount we would be willing to settle in order to avoid costs of litigation.

As of December 31, 2014, the liability for uncertain income tax positions was approximately $2.0 million (including the amount related to the Italy assessment) excluding interest of $0.8 million. As of December 31, 2014 and December 31, 2013, accrued interest and penalties were $0.8 million and $0.7 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014 and 2013 (in thousands). Approximately $1.5 million as of December 31, 2014 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The table below does not include interest and penalties of $0.8 million and $0.7 million as of December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Balance beginning January 1	$1,612	$1,962
Additions for tax positions of prior years	149	96
Additions based on tax positions related to current year	820	100
Settlements	—	—
Lapse of statute of limitations	(562)	(466)
Currency movement	$(41)	$(80)
Balance ending December 31	$1,978	$1,612

Undistributed earnings of our foreign subsidiaries amounted to $204.7 million at December 31, 2014 and $177.1 million at December 31, 2013. The undistributed earnings of our foreign subsidiaries, including Dovianus BV, are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Customer deposits and obligations	$15,917	$12,915
Commissions and sales incentives payable	15,071	12,898
Penalty accruals	7,125	10,342
Warranty reserve	4,213	4,194
Professional fees	1,766	1,257
Customer settlement (1)	6,232	—
Taxes other than income tax	1,769	5,158
Special charges and restructuring	2,901	4,180
Other	8,917	6,563
	$63,911	$57,507

(1) See Note 4, Special Charges, for more details on the customer settlement.

(10)    Financing Arrangements

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$187	$331
Line of Credit at interest rates ranging from 1.42% to 3.75%	5,000	41,800
Other borrowings, at varying interest rates ranging from 3.0% to 15.92% in 2014, 3.0% to 15.92% in 2013, and 1.22% to 18.00% in 2012	8,497	7,507
Total debt	13,684	49,638
Less: current portion	8,423	7,203
Total long-term debt	$5,261	$42,435

On July 31, 2014, we entered into a five year unsecured credit agreement (“2014 Credit Agreement”), that provides for a $400 million revolving line of credit. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the 2014 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. We capitalized $0.9 million in debt issuance costs that will be amortized over the five year life of the agreement. As of December 31, 2014, we had borrowings of $5.0 million outstanding under this 2014 Credit Facility and $51.3 million outstanding letters of credit.

The 2014 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2014 and December 31, 2013.

At December 31, 2014, minimum principal payments required during each of the next five years and thereafter are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Minimum principal payments	$8,423	$5,172	$83	$7	$—	$—

(11)    Share-Based Compensation

As of December 31, 2014, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the historical Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations, will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; nonqualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under both plans generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of December 31, 2014, there were 486,004 stock options (including the CEO and CFO stock option awards noted below) and 185,242 restricted stock units outstanding, of which 9,454 restricted stock units were granted to the CFO outside the plan as an inducement award in connection with his hiring. In addition, there were 1,687,568 shares available for grant under the 2014 Plan as of December 31, 2014. As of December 31, 2014, there were 250 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

During the twelve months ended December 31, 2014, we granted 164,503 stock option awards compared with 300,000 in 2013 and 68,943 in 2012. On April 9, 2013, we granted stock options to purchase 200,000 shares of common stock to our newly appointed President and Chief Executive Officer at an exercise price of $41.17 per share ("2013 CEO Option Award"). On December 2, 2013, we granted stock options to purchase 100,000 shares of common stock to our newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share ("2013 CFO Option Award"). On March 5, 2014, we granted stock options to purchase 100,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $70.42 per share ("2014 CEO Option Award"). Both the 2013 CEO Option Award and the 2013 CFO Option Award were considered inducement awards and were granted outside of the Company's 1999 Plan. All three of these option awards include a service period and a market performance vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

2013 CEO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$50.00	50,000
$60.00	100,000
$70.00	150,000
$80.00	200,000

2013 CFO and 2014 CEO Option Awards
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$87.50	25,000
$100.00	50,000
$112.50	75,000
$125.00	100,000

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Stock Price Target for the 2013 CEO Option Award was met. On January 6, 2014 and January 28, 2014, the $60.00 and $70.00 Price targets for the 2013 CEO Option Award were met, respectively. Therefore, 150,000 options have vested of which 50,000 are currently exercisable under the 2013 CEO Option Award. As of December 31, 2014, none of the options awarded in connection with the 2013 CFO Option Award or the 2014 CEO Option Award have vested. These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. All three of these option awards have a 10 year term but to the extent that the market conditions above (Stock Price Targets) are not met within 5 years, these options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

The average fair value of stock options granted during the year ended December 31, 2014 of $26.32 was estimated using the following weighted-average assumptions:

Risk-free interest rate	1.8%
Expected life (years)	3.7
Expected stock volatility	41.4%
Expected dividend yield	0.2%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2014 and December 31, 2013 we granted 38,899 and 154,235 RSU Awards with approximate fair values of $72.11 and $47.50 per RSU Award, respectively. Of the 154,235 RSU Awards granted during 2013, 18,908 were granted outside the 1999 Plan. During 2014 and 2013, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 38,899 RSUs granted during 2014, 11,881 are performance-based RSU awards. This compares to 35,329 performance-based RSU awards granted in 2013.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 32,752 and 28,463 with per unit discount amounts representing fair values of $23.61 and $13.90 were granted under the CIRCOR Management Stock Purchase Plan during the years ended December 31, 2014 and December 31, 2013, respectively.

Compensation expense related to our share-based plans for the year ended December 31, 2014 and December 31, 2012 was $7.1 million and $4.2 million respectively, and was recorded as selling, general, and administrative expense. Share-based compensation expense for 2013 was $5.2 million of which $4.7 million was recorded as selling, general, and administrative expense and $0.5 million was recorded as special charges in our consolidated statements of income. The special charge portion was related to the separation of our previous CFO. As of December 31, 2014, there was $10.3 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years. This compares to $12.2 million for 2013 and $4.8 million for 2012, respectively. The increase in total unrecognized compensation costs from 2012 primarily relates to equity awards to our CEO and CFO made during 2013 totaling $5.0 million.

A summary of the status of all stock options granted to employees and non-employee directors as of December 31, 2014, 2013, and 2012 and changes during the years are presented in the table below:

	December 31,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	355,081	$50.71	146,621	$30.89	145,313	$29.20
Granted	164,503	70.87	300,000	53.89	68,943	32.76
Exercised	(12,937)	32.41	(82,487)	29.03	(24,040)	16.84
Forfeited	(20,643)	54.72	(9,053)	32.76	(43,595)	35.96
Options outstanding at end of period	486,004	$57.85	355,081	$50.71	146,621	$30.89
Options exercisable at end of period	78,226	$38.75	31,958	$34.72	64,137	$26.87

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2014 was 8.2 years and 7.4 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $1.8 million and $0.4 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $0.8 million and $0.3 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2014 was $4.7 million and $1.7 million, respectively. As of December 31, 2014, there was $5.3 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about stock options outstanding at December 31, 2014 :

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$24.90 - $40.00	33,438	6.1	$34.20	28,226	$34.46
40.01 - 56.00	200,000	8.3	41.17	50,000	41.17
56.01 - 71.00	100,000	9.2	70.42	0	—
71.01 - 79.33	152,566	8.0	76.65	0	—
$24.90 - $79.33	486,004	8.2	$57.85	78,226	$38.75

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2014, 2013, and 2012 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2014		2013		2012
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	176,084	$44.39	187,667	$33.34	234,035	$33.52
Granted	38,899	72.11	154,235	47.50	142,338	33.78
Settled	(58,117)	45.51	(91,001)	32.21	(122,895)	31.98
Canceled	(40,917)	44.86	(74,817)	37.85	(65,811)	37.48
RSU Awards outstanding at end of period	115,949	$52.97	176,084	$44.39	187,667	$33.34
RSU Awards exercisable at end of period	250	$42.12	—	$—	9,494	$32.71

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2014, 2013 and 2012 was $4.2 million, $4.0 million, and $4.2 million, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.6 million and $3.9 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2014 was $7.0 million and $0.0 million, respectively. As of December 31, 2014, there was $4.3 million of total unrecognized compensation costs related to RSU awards that is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information about RSU Awards outstanding at December 31, 2014:

	RSU Awards Outstanding
Range of Exercise Prices	RSUs (thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$32.00 - $39.99	15,645	0.2	$32.83
40.00 - 64.99	56,808	1.2	42.39
65.00 - 79.33	43,496	2.0	74.02
$32.00 - $79.33	115,949	1.4	$52.97

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2014, 2013, and 2012 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2014		2013		2012
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	62,896	$25.67	76,106	$22.91	151,708	$18.14
Granted	32,752	47.95	28,463	28.22	34,534	21.95
Settled	(23,258)	25.94	(28,256)	21.09	(98,867)	15.20
Canceled	(3,097)	32.35	(13,417)	25.05	(11,269)	23.40
RSU MSPs outstanding at end of period	69,293	$35.81	62,896	$25.67	76,106	$22.91
RSU MSPs exercisable at end of period	—	$—	—	$—	9,599	$17.15

The aggregate intrinsic value of RSU MSPs settled during the twelve months ended December 31, 2014, 2013, and 2012 was $1.1 million, $0.7 million and $1.8 million, respectively. The aggregate fair value of RSU MSPs vested during the twelve months ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.2 million and $0.8 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2014 was $1.7 million. As of December 31, 2014 there was $0.7 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about RSU MSPs outstanding at December 31, 2014:

	RSU MSPs Outstanding
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.95 - 27.99	16,352	0.2	$21.95
28.00 - 45.99	21,084	1.2	28.22
46.00 - 47.95	31,857	2.2	47.95
$21.95 - $47.95	69,293	1.4	$35.81

We also grant Cash Settled Stock Unit Awards to our international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on our closing stock price at the time of vesting. As of December 31, 2014, there were 34,388 Cash Settled Stock Unit Awards outstanding compared with 40,330 Cash Settled Stock Unit Awards as of December 31, 2013. During 2014, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.7 million. As of December 31, 2014, the Company had $1.2 million in accrued expenses classified as current liabilities for Cash Settled Stock Unit Awards compared with $1.7 million as of December 31, 2013. Cash Settled Stock Unit Award related compensation costs for the twelve month periods ended December 31, 2014, 2013, and 2012 totaled $0.3 million, $1.5 million, and $0.3 million, respectively and was recorded as selling, general and administrative expense.

(12)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, defense and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. For the years ended December 31, 2014, 2013 and 2012, we had no customers from which we derive revenues that exceed the threshold of 5% of the Company’s consolidated revenues.

During the fourth quarter of 2014, as a result of recent economic and political factors in Brazil associated with Oil & Gas customers and their deteriorating financial condition, we recorded an accounts receivable allowance of $6.5 million. This allowance primarily relates to Engineering, Procurement, and Construction Companies (“EPCs”) who are going through financial reorganizations and payment of all of our outstanding receivable balances is not expected.  These EPCs were ultimately supplying product for Petrobras projects.  As of December 31, 2014 we have approximately $4.5 million of unreserved outstanding accounts receivable balances from Brazilian customers.
During 2013 and 2012 we did not experience significant losses related to the collection of our accounts receivable.
(13)    Employee Benefit Plans

We maintain two pension benefit plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain retired highly compensated officers. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation.

As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006.

During 2014, we made $1.6 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our nonqualified plan. In 2015, we expect to make cash contributions of approximately $1.6 million to our qualified plan and payments of $0.4 million for our nonqualified plan. Contributions to the qualified plan may differ based on a re-assessment of this plan’s funded status during 2015 based on separate IRS cash funding calculations. Capital market and interest rate fluctuations may also impact future funding requirements.

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a Company contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net benefit expense for the benefit plans are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Components of net benefit expense:
Service cost-benefits earned (1)	$—	$—	$—
Interest cost on benefits obligation	2,181	1,963	2,054
Expected return on assets	(2,788)	(2,366)	(2,126)
Net pension costs (income)	(607)	(403)	(72)
Net loss amortization	506	765	631
Total amortization	506	765	631
Net periodic cost (income) of defined benefits plans	(101)	362	558
Cost of 401(k) plan Company contributions	3,269	4,465	4,252
Net benefit expense	$3,168	$4,827	$4,810

(1) Plan administration charges

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Discount rate – qualified plan	3.82%	4.70%	3.85%
Discount rate – nonqualified plan	3.59%	4.30%	3.35%
Expected return on plan assets	7.25%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
Benefit obligations:
Discount rate – qualified plan	3.82%	4.70%	3.85%
Discount rate – nonqualified plan	3.59%	4.30%	3.35%
Rate of compensation increase – nonqualified plan	N/A	N/A	N/A
Rate of compensation increase – qualified plan	N/A	N/A	N/A

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year end 2014 benefit obligations, we utilized a weighted average basis given the level of yield on high-quality corporate bond interest rates at fiscal year-end 2014. The effect of the discount rate change increased our projected benefit obligation at December 31, 2014 by approximately $6.4 million and we believe will increase our 2015 pension expense by less than $0.5 million.

In selecting the expected long-term rate of return on assets for the qualified plan, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31,
	2014	2013
Change in projected benefit obligation:
Balance at beginning of year	$47,814	$52,657
Interest cost	2,181	1,963
Actuarial loss (gain)*	10,734	(4,967)
Benefits paid	(1,910)	(1,839)
Balance at end of year	$58,819	$47,814
Change in fair value of plan assets:
Balance at beginning of year	$38,300	$33,560
Actual return on assets	1,440	4,585
Benefits paid	(1,910)	(1,839)
Employer contributions	1,995	1,995
Fair value of plan assets at end of year	$39,826	$38,300
Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(18,993)	$(9,514)
Pension plan accumulated benefit obligation (“ABO”)	$52,890	$42,531
Supplemental pension plan ABO	5,928	5,282
Aggregate ABO	$58,818	$47,813

* The Actuarial loss for the twelve months ended December 31, 2014 includes approximately $4.2 million associated with the utilization of new industry accepted life expectancy tables.

The following information is presented as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Funded status, end of year:
Fair value of plan assets	$39,826	$38,300
Benefit obligations	(58,819)	(47,814)
Net pension liability	$(18,993)	$(9,514)
Pension liability recognized in the balance sheet consists of:
Noncurrent asset	$—	$—
Noncurrent liability	(18,993)	(9,514)
Total	(18,993)	(9,514)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$28,834	$17,258
Prior service cost	—	—
Total	28,834	17,258
Estimated pension expense to be recognized in other comprehensive income (loss) in 2013 consists of:
Amortization of net losses	843
Prior service cost	—
Total	$843

As of December 31, 2014, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

	2015	2016	2017	2018	2019	2020-2024
Expected benefit payments	$2,147	$2,258	$2,412	$2,502	$2,644	$15,432

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, utilizing the fair value hierarchy are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Total	Level 1	Total	Level 1
Cash Equivalents:
Money Market Funds	1,717	1,717	2,633	2,633
Mutual Funds:
Bond Funds	10,576	10,576	12,397	12,397
Large Cap Funds	13,947	13,947	10,765	10,765
International Funds	7,785	7,785	7,838	7,838
Small Cap Funds	2,475	2,475	2,346	2,346
Blended Funds	—	—	—	—
Mid Cap Funds	3,326	3,326	2,321	2,321
Total Fair Value	$39,826	$39,826	$38,300	$38,300

The Company’s pension plan assets are measured at fair value. For pension assets, fair value is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets.

All assets as of December 31, 2014 and 2013 are classified as Level 1 and are comprised of mutual funds held and are traded on the open market where quoted prices are determinable and available daily. The investments are valued using a market approach based on prices obtained from the primary or secondary exchanges on which they are traded.

Our investment objectives for the portfolio of the plans’ assets are to approximate the return of a composite benchmark comprised of 45% of the Barclays Capital Aggregate Bond Index, 10% of the Morgan Stanley Capital International EAFE Index, 2% of the Morgan Stanley Capital International Emerging Markets Index, 3% of the Absolute Return Index, and 40% of the Russell 1000 Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Realigning among asset classes will occur periodically as global markets change. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. We do not invest our pension assets directly in CIRCOR common stock. The long-term target allocations for plan assets are 55% in equities and 45% in fixed income, although the actual plan asset allocations may be within a range around these targets.

(14)    Contingencies, Commitments and Guarantees

Legal Proceedings
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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $51.3 million at December 31, 2014. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2014.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2014 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$34,309
Greater than 12 months	16,978
Total	$51,287

Operating Lease Commitments

Rental expense under operating lease commitments amounted to: $7.3 million, $7.4 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities were as follows at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Minimum lease commitments	$6,007	$3,803	$3,443	$2,258	$1,837	$1,568

Commercial Contract Commitment

As of December 31, 2014, we had approximately $110.0 million of commercial contract commitments related to open purchase orders. In addition, we had $1.9 million of commitments associated primarily with certain loans.

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

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2014.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Balance beginning December 31	$4,194	$3,322
Provisions	3,370	3,302
Claims settled	(3,067)	(2,512)
Currency translation adjustment	(284)	82
Balance ending December 31	$4,213	$4,194

Warranty obligations remained consistent at $4.2 million for the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, we had six forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/Euro	3	8,074	U.S. Dollars
Brazilian Real/Euro	3	—	Brazilian Reals

This compares to fourteen forward contracts as of December 31, 2013. The fair value liability of the derivative forward contracts as of December 31, 2014 was less than $0.6 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value asset of approximately $0.1 million that was included in prepaid expenses and other current assets on our balance sheet as of December 31, 2013. The unrealized foreign exchange gains (losses) for the year ended December 31, 2014, 2013 and 2012 are less than $0.7 million for each year and are included in other (income) expense in our consolidated statements of income.

We have determined that the majority of the inputs used to value our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, found under ASC Topic 820, Fair Value Measurement. The credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties are Level 3 inputs. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our foreign currency forward contracts and determined that the credit valuation adjustments are not significant to the overall valuation. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

(17)    Segment Information

The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2014
Net revenues	$653,257	$188,189	$—	$841,446
Inter-segment revenues	1,119	215	(1,334)	0
Operating income (loss)	85,316	3,473	(24,032)	64,757
Interest income				(436)
Interest expense				3,088
Other expense, net				(1,156)
Income before income taxes				63,261
Identifiable assets	$636,669	$205,955	$(117,902)	$724,722
Capital expenditures	9,089	2,479	1,241	12,810
Depreciation and amortization	11,545	6,907	1,109	19,561
Year Ended December 31, 2013
Net revenues	660,969	196,839	—	857,808
Inter-segment revenues	878	109	(987)	0
Operating income (loss)	90,786	6,177	(27,790)	69,173
Interest income				(264)
Interest expense				3,425
Other expense, net				1,975
Income before income taxes				64,037
Identifiable assets	574,967	217,281	(65,599)	726,650
Capital expenditures	10,249	5,773	1,306	17,328
Depreciation and amortization	11,346	6,360	1,367	19,073
Year Ended December 31, 2012
Net revenues	$659,382	$186,170	$—	$845,552
Inter-segment revenues	1,256	94	(1,350)	0
Operating income (loss)	67,761	4,774	(26,004)	46,531
Interest income				(269)
Interest expense				4,528
Other income, net				513
Income before income taxes				41,759
Identifiable assets	544,295	231,920	(66,234)	709,981
Capital expenditures	12,208	4,088	1,874	18,170
Depreciation and amortization	11,503	6,517	1,308	19,328

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

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Eliminations for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $48.0 million, $51.5 million, and $39.9 million as of December 31, 2014, 2013 and 2012, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (in thousands)	2014	2013	2012
United States	$379,527	$405,561	$424,316
United Kingdom	58,479	59,547	49,362
Norway	50,634	11,943	10,810
China	42,023	15,533	11,553
Canada	41,054	39,016	50,223
France	40,755	39,881	38,307
Germany	30,672	31,070	32,827
Australia	23,198	8,597	7,636
Brazil	20,713	14,568	21,982
Other	154,391	232,092	198,536
Total net revenues	$841,446	$857,808	$845,552

	December 31,
Long-lived assets by geographic area (in thousands)	2014	2013
United States	$38,921	$42,304
United Kingdom	12,635	14,141
France	6,760	8,694
Germany	8,908	10,446
China	7,714	8,411
Italy	7,295	7,921
Brazil	4,669	5,649
India	4,847	4,771
Other	4,463	5,387
Total long-lived assets	$96,212	$107,724

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Net revenues	$211,186	$207,884	$203,818	$218,558
Gross profit	64,638	59,700	62,217	70,465
Net income	14,632	11,926	14,675	9,155
Earnings (loss) per common share:
Basic	$0.83	$0.68	$0.83	$0.52
Diluted	0.82	0.67	0.83	0.51
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$80.65	$82.09	$77.73	$75.15
Low	69.63	69.92	64.94	56.02
Year Ended December 31, 2013
Net revenues	$205,398	$223,644	$214,731	$214,035
Gross profit	59,489	70,106	70,138	67,507
Net income (loss)	7,908	12,668	17,720	8,825
Earnings (loss) per common share:
Basic	$0.45	$0.72	$1.01	$0.50
Diluted	0.45	0.72	1.00	0.50
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$44.00	$53.57	$63.70	$83.37
Low	39.01	39.56	50.96	58.64

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2014
Deducted from asset account:
Allowance for doubtful accounts	$2,449	$7,817	$(162)	$(567)	$9,537
Year ended
December 31, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,706	$1,194	$(21)	$(430)	$2,449
Year ended
December 31, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,127	$667	$28	$(116)	$1,706

(1)	Uncollectible accounts written off, net of recoveries.