Form 10-Q
period 2015-04-05
CIRCOR INTERNATIONAL INC
filed 2015-04-28
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2015.
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
As of April 24, 2015, there were 17,147,857 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 5, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,883	$121,286
Short-term investments	80	86
Trade accounts receivable, less allowance for doubtful accounts of $9,122 and $9,536, respectively	140,752	156,738
Inventories	194,624	183,434
Prepaid expenses and other current assets	21,731	21,626
Deferred income tax asset	22,184	22,861
Total Current Assets	483,254	506,031
PROPERTY, PLANT AND EQUIPMENT, NET	90,045	96,212
OTHER ASSETS:
Goodwill	69,832	72,430
Intangibles, net	24,797	26,887
Deferred income tax asset	17,206	19,048
Other assets	3,557	4,114
TOTAL ASSETS	$688,691	$724,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,893	$87,112
Accrued expenses and other current liabilities	53,443	65,223
Accrued compensation and benefits	18,166	24,728
Notes payable and current portion of long-term debt	8,481	8,423
Total Current Liabilities	157,983	185,486
LONG-TERM DEBT, NET OF CURRENT PORTION	29,065	5,261
DEFERRED INCOME TAXES	7,107	7,771
OTHER NON-CURRENT LIABILITIES	31,433	32,111
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 17,479,481 and 17,681,955 shares issued and outstanding at April 5, 2015 and December 31, 2014, respectively	177	177
Additional paid-in capital	279,405	277,227
Retained earnings	259,599	250,635
Common treasury stock, at cost (301,647 shares at April 5, 2015)	(16,682)	—
Accumulated other comprehensive loss, net of taxes	(59,396)	(33,946)
Total Shareholders’ Equity	463,103	494,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$688,691	$724,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
Net revenues	$165,860	$211,186
Cost of revenues	113,211	146,548
GROSS PROFIT	52,649	64,638
Selling, general and administrative expenses	38,088	44,888
Special charges (recoveries), net	1,511	(1,157)
OPERATING INCOME	13,050	20,907
Other expense (income):
Interest expense, net	640	918
Other (income), net	(506)	(468)
TOTAL OTHER EXPENSE, NET	134	450
INCOME BEFORE INCOME TAXES	12,916	20,457
Provision for income taxes	3,284	5,825
NET INCOME	$9,632	$14,632
Earnings per common share:
Basic	$0.55	$0.83
Diluted	$0.54	$0.82
Weighted average number of common shares outstanding:
Basic	17,662	17,620
Diluted	17,712	17,741
Dividends paid per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
Net income	$9,632	$14,632
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25,779)	(715)
Other comprehensive (loss) income	(25,779)	(715)
COMPREHENSIVE (LOSS) INCOME	$(16,147)	$13,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
OPERATING ACTIVITIES
Net income	$9,632	$14,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,521	4,069
Amortization	710	786
Compensation expense of share-based plans	2,222	1,830
Tax effect of share-based plan compensation	(289)	(571)
Loss on sale of property, plant and equipment	46	34
(Gain) on sale of business	(972)	—
Change in operating assets and liabilities:
Trade accounts receivable, net	7,480	(9,952)
Inventories	(18,697)	234
Prepaid expenses and other assets	(4,787)	(859)
Accounts payable, accrued expenses and other liabilities	(15,298)	6,854
Net cash (used in) provided by operating activities	(16,432)	17,057
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,983)	(2,670)
Proceeds from the sale of property, plant and equipment	—	13
Proceeds from the sale of affiliate	2,759	—
Net cash provided by (used in) investing activities	776	(2,657)
FINANCING ACTIVITIES
Proceeds from long-term debt	46,903	48,029
Payments of long-term debt	(21,540)	(41,781)
Dividends paid	(672)	(670)
Proceeds from the exercise of stock options	38	192
Tax effect of share-based plan compensation	289	571
Purchases of common stock	(16,682)	—
Net cash provided by financing activities	8,336	6,341
Effect of exchange rate changes on cash and cash equivalents	(10,083)	(824)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,403)	19,917
Cash and cash equivalents at beginning of period	121,286	102,180
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,883	$122,097
Supplemental Cash Flow Information:
Cash paid during the period presented for:
Income taxes	$2,216	$2,913
Interest	$394	$472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2014 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2014 consolidated financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 5, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 5, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

There were no additional new accounting pronouncements adopted during the three months ended April 5, 2015.

(3) Share-Based Compensation

As of April 5, 2015, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of April 5, 2015, there were 597,656 stock options (including the CEO and CFO stock option awards noted below) and 227,223 restricted stock units outstanding of which 9,454 restricted stock units were granted in 2013 outside the plan as a new hire inducement award. In addition, there were 1,396,157 shares available for grant under the 2014 Plan as of April 5, 2015. As of April 5, 2015, there were 10,000 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share ("EPS"). There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

The Black-Scholes option pricing model was used to estimate the fair value of each stock option grant at the date of grant excluding the 2013 and 2014 CEO and CFO stock option awards which were valued using the Monte Carlo option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

During the three months ended April 5, 2015, we granted 118,992 stock options compared with 164,503 stock options granted during the first three months of 2014.

The average fair value of stock options granted during the first three months of 2015 and 2014 was $17.88 and $26.32, respectively, and was estimated using the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	1.4%	1.8%
Expected life (years)	4.5	3.7
Expected stock volatility	40.4%	41.4%
Expected dividend yield	0.3%	0.2%

For additional information regarding the historical issuance of stock options including awards to our CEO and CFO, refer to our Form 10-K filed on February 18, 2015.

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the three months ended April 5, 2015 and March 30, 2014, we granted 54,702 and 31,954 RSU Awards with approximate fair values of $51.92 and $71.75 per RSU Award, respectively. During the first three months of 2015 and 2014, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 54,702 RSUs granted during the three months ended April 5, 2015, 26,094 are performance-based RSU awards. This compares to 11,881 performance-based RSU awards granted during the three months ended March 30, 2014.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 38,965 and 32,752 with per unit discount amounts representing fair values of $17.11 and $23.61 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended April 5, 2015 and March 30, 2014, respectively.

Compensation expense related to our share-based plans for the three month periods ended April 5, 2015 and March 30, 2014 was $2.2 million and $1.8 million, respectively. For the three month period ended April 5, 2015, $1.8 million compensation expense was recorded as selling, general and administrative expense. In addition, $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. For the three month period ended March 30, 2014, $1.8 million was recorded as selling, general and administrative expense. As of April 5, 2015, there was $12.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 5, 2015 was 7.7 years and 6.8 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 5, 2015 was less than $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 5, 2015 was $4.2 million and $1.8 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended April 5, 2015 was $1.9 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 5, 2015 was $7.5 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 5, 2015 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 5, 2015 was $1.8 million and none, respectively.

We also grant Cash Settled Stock Unit Awards to certain international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the Company's closing stock price at the time of vesting. As of April 5, 2015, there were 33,522 Cash Settled Stock Unit Awards outstanding compared to 42,365 as of March 30, 2014. During the three months ended April 5, 2015, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.5 million. As of April 5, 2015, we had $0.8 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.0 million as of March 30, 2014. Cash Settled Stock Unit Awards related compensation costs for the three month periods ended April 5, 2015 and March 30, 2014 was $0.2 million and $0.1 million, respectively, and was recorded as selling, general, and administrative expense.

(4) Inventories
Inventories consist of the following (in thousands):

	April 5, 2015	December 31, 2014
Raw materials	$57,125	$57,505
Work in process	84,835	82,130
Finished goods	52,664	43,799
Total inventories	$194,624	$183,434

(5) Goodwill and Intangible Assets

The following table shows goodwill by segment as of April 5, 2015 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430
Currency translation adjustments	(2,428)	(170)	(2,598)
Goodwill as of April 5, 2015	$47,567	$22,265	$69,832

The table below presents gross intangible assets and the related accumulated amortization as of April 5, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,070	$(5,745)
Non-amortized intangibles (primarily trademarks and trade names)	11,414	—
Customer relationships	29,574	(18,244)
Backlog	1,041	(1,041)
Other	6,657	(4,929)
Total	$54,756	$(29,959)
Net carrying value of intangible assets	$24,797

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 5, 2015 (in thousands):

	2015	2016	2017	2018	2019	After 2019
Estimated amortization expense	$2,093	$2,539	$2,405	$2,175	$1,836	$2,337
(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended April 5, 2015
Net revenues	$127,586	$38,274	$—	$165,860
Inter-segment revenues	250	82	(332)	—
Operating income (loss)	16,652	2,852	(6,454)	13,050
Interest expense, net				640
Other (income) expense, net				(506)
Income before income taxes				$12,916
Identifiable assets	593,027	189,850	(94,186)	688,691
Capital expenditures	1,316	475	192	1,983
Depreciation and amortization	2,432	1,531	268	4,231

Three Months Ended March 30, 2014
Net revenues	$162,587	$48,599	$—	$211,186
Inter-segment revenues	206	79	(285)	—
Operating income (loss)	21,774	6,570	(7,437)	20,907
Interest expense, net				918
Other (income) expense, net				(468)
Income before income taxes				$20,457
Identifiable assets	600,637	220,402	(67,082)	753,957
Capital expenditures	1,773	649	248	2,670
Depreciation and amortization	2,816	1,727	312	4,855

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. For further discussion of the products included in each segment refer to Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended April 5, 2015 and March 30, 2014. Corporate Identifiable Assets after elimination of intercompany assets were $39.7 million and $46.1 million as of April 5, 2015 and March 30, 2014, respectively.

(7) Earnings Per Common Share (in thousands, except per share amounts):

	Three Months Ended
	April 5, 2015			March 30, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$9,632	17,662	$0.55	$14,632	17,620	$0.83
Dilutive securities, common stock options	—	50	(0.01)	—	121	(0.01)
Diluted EPS	$9,632	17,712	$0.54	$14,632	17,741	$0.82

There were 362,261 and 152,599 anti-dilutive stock options, RSU Awards, and RSU MSPs outstanding for the three months ended April 5, 2015 and March 30, 2014, respectively.

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

As of April 5, 2015, we had seven forward contracts: four U.S. Dollar/Euro contracts with a total value of $10.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to six forward contracts as of December 31, 2014. The fair value asset of the derivative forward contracts as of April 5, 2015 was less than 0.1 million and was included in prepaid expenses and other current assets on our condensed consolidated balance sheet. This compares to a fair value liability of less than $0.6 million that was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2014. The unrealized foreign exchange loss for each of the three month periods ended April 5, 2015 and March 30, 2014 was less than $0.5 million, respectively. Unrealized foreign exchange gains (losses) are included in other (income) expense, net in our condensed consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of April 5, 2015.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 5, 2015 (in thousands):

Balance beginning December 31, 2014	$4,213
Provisions	911
Claims settled	(634)
Currency translation adjustment	(228)
Balance ending April 5, 2015	$4,262

Warranty obligations increased $0.1 million from $4.2 million as of December 31, 2014 to $4.3 million as of April 5, 2015 primarily related to claim provisions within our Energy segment.

(10) Contingencies and Commitments

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

In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm ("Customer Settlement"), a product line in which we no longer are involved. The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million. The final settlement is still pending as of the date of our first quarter 2015 filing. The amounts recorded during the fourth quarter of 2014 continue to reflect our best estimate of probable resolution.

Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $49.8 million at April 5, 2015. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 5, 2015.
The following table contains information related to standby letters of credit instruments outstanding as of April 5, 2015 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$34,544
Greater than 12 months	15,216
Total	$49,760

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
During the three months ended April 5, 2015, we made cash contributions of $0.4 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended
	April 5, 2015	March 30, 2014
Interest cost on benefits obligation	548	545
Estimated return on assets	(723)	(697)
Loss amortization	210	127
Net periodic cost of defined pension benefit plans	$35	$(25)

(12) Income Taxes
As required by ASC 740, Income Taxes, as of April 5, 2015 and December 31, 2014, we had $1.8 million and $2.0 million of unrecognized tax benefits, respectively, of which $1.5 million and $1.5 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 5, 2015, we had approximately $0.7 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The
Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions, including Italy where we have received a tax assessment regarding withholding taxes on certain intercompany dividends paid in 2009. We disagree with the tax assessment and, after taking appropriate advice, we believe that we would prevail in court, if necessary. However, in Q4 2014, we accrued $0.9 million as a tax reserve equal to the amount we would be willing to settle in order to avoid costs of litigation.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company has a net domestic deferred income tax asset and a net foreign deferred tax asset. With regard to deferred income tax assets, we maintained a total valuation allowance of $10.6 million at April 5, 2015 and $9.4 million at December 31, 2014 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of certain foreign tax credits, foreign and state net operating losses and state tax credits carried forward. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred income tax asset.

(13) Special & Restructuring Charges / (Recoveries)

Background

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

On March 28, 2014, we entered into a settlement agreement for $1.5 million with Watts Water Technologies, Inc ("Watts"). Accordingly, we recorded a $0.3 million special charge in the quarter, net of amounts previously accrued.

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

On January 6, 2015, we announced the divestiture of two of our non-core businesses ("Divestitures") as part of our simplification strategy. During the fourth quarter of 2014, we recorded $3.4 million of special charges associated with expected losses and expenses related to these divestitures. The Energy divestiture was completed in the fourth quarter of 2014. During the first quarter of 2015, the Aerospace & Defense divestiture was completed and we recorded a special gain of $1.0 million.

On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we are continuing to simplify our businesses. Under this restructuring, we are reducing certain general, administrative and manufacturing related expenses.

During the first quarter of 2015, we recorded special charges of $0.4 million associated with the retirement of our Energy President ("Executive retirement charges"). These charges primarily related to equity award modification charges.

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. During the first quarter of 2015, we incurred $0.5 million of special charges, primarily professional fees, associated with this acquisition. See Subsequent Events in Note 14 of the condensed consolidated financial statements for more details on the acquisition.

Inventory Restructuring
We recorded no restructuring related inventory charges during the three months ended April 5, 2015 and March 30, 2014, respectively.

Q1 2015

As of and for the three months ended April 5, 2015, we recorded $1.5 million of non-inventory restructuring related and special charges, net of recoveries, as shown in the table below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended April 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2014				$9,133
Facility and professional fee related expenses	19	13	—	32
Employee related expenses	324	1,156	—	1,480
Total restructuring charges	$343	$1,169	$—	$1,512
Divestitures	26	(977)		(951)
Acquisition related charges	530			530
Executive retirement charges			420	420
Total special and restructuring charges	$899	$192	$420	$1,511
Special charges paid / settled				$1,700
Accrued special and restructuring charges as of April 5, 2015				$8,944

Q1 2014

During the three months ended March 30, 2014, we recorded $0.8 million of non-inventory restructuring related and special charges, net of recoveries, as shown in the table below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended March 30, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	336	84	—	420
Employee related expenses	351	15	—	366
Total restructuring charges	$687	$99	$—	$786
Watts Settlement	—	—	300	300
TMW settlement	—	(2,243)	—	(2,243)
Total special and restructuring charges	$687	$(2,144)	$300	$(1,157)
Special charges paid / settled				298
Accrued special and restructuring charges as of March 30, 2014				2,725

Inception to Date
The following table (in thousands) summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges / (Recoveries), net as of April 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,117	473	—	2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054
The following table (in thousands) summarizes our 2014 Announced Restructuring related special charges incurred from the second quarter of 2014 through April 5, 2015:

	2014 Announced Restructuring Charges / (Recoveries), net as of April 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	(64)	95	—	31
Employee related expenses - incurred to date	1,463	2,963	317	4,743
Total restructuring related special charges - incurred to date	$1,399	$3,058	$317	$4,774
The following table (in thousands) summarizes our 2015 Announced Restructuring related special charges incurred during the first quarter of 2015:

	2015 Announced Restructuring Charges / (Recoveries), net as of April 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	13	13	—	26
Employee related expenses - incurred to date	327	558	—	885
Total restructuring related special charges - incurred to date	$340	$571	$—	$911
Additional special charges that we expect to be recorded with the 2014 and 2015 announced restructuring actions are included in the future projection below.
Future Projection
We expect to incur additional related special charges between $4.8 million and $5.3 million that are primarily facility and employee related during the remainder of 2015 (between $3.8 million and $4.2 million for the Energy segment and between $1.0 million and $1.1 million for the Aerospace & Defense segment) to complete these 2014 and 2015 restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

(14) Subsequent Events

Schroedahl Acquisition:

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl produces custom-engineered high-pressure auto-recirculation ("ARC") and control valves for pump protection applications.

ARC valves ensure the consistent minimum flow rate of pumps in order to guard against overheating, collapse or destruction. Schroedahl will be reported in our Energy segment.

Share Repurchase Plan:
On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of the our outstanding common stock. During the three months ended April 5, 2015, we had purchased 301,647 shares of common stock for $16.7 million under this share repurchase plan. Through April 24, 2015 we purchased 623,828 shares of common stock for $34.9 million under this share repurchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil & gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, potential security measure breaches or attacks, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2014, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Results of Operations for the Three Months Ended April 5, 2015 Compared to the Three Months Ended March 30, 2014 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 5, 2015 and March 30, 2014:

	Three Months Ended		Three Months Ended
	April 5, 2015		March 30, 2014		% Change
	( in thousands, except percentages)
Net revenues	$165,860	100.0%	$211,186	100.0%	(21.5)%
Cost of revenues	113,211	68.3%	146,548	69.4%	(22.7)%
Gross profit	52,649	31.7%	64,638	30.6%	(18.5)%
Selling, general and administrative expenses	38,088	23.0%	44,888	21.3%	(15.1)%
Special charges (recoveries), net	1,511	0.9%	(1,157)	(0.5)%	(230.6)%
Operating income	13,050	7.9%	20,907	9.9%	(37.6)%
Other expense (income):
Interest expense, net	640	0.4%	918	0.4%	(30.3)%
Other (income), net	(506)	(0.3)%	(468)	(0.2)%	8.1%
Total other expense, net	134	0.1%	450	0.2%	(70.2)%
Income before income taxes	12,916	7.8%	20,457	9.7%	(36.9)%
Provision for income taxes	3,284	2.0%	5,825	2.8%	(43.6)%
Net income	$9,632	5.8%	$14,632	6.9%	(34.2)%

Net Revenues
Net revenues for the three months ended April 5, 2015 decreased by $45.3 million, or 21%, to $165.9 million from $211.2 million for the three months ended March 30, 2014. The change in net revenues for the three months ended April 5, 2015 was attributable to the following:

	Three Months Ended		Total Change	Divestitures	Operations	Foreign Exchange
Segment	April 5, 2015	March 30, 2014
	(in thousands, except percentages)
Energy	$127,586	$162,587	$(35,001)	$(10,554)	$(14,009)	$(10,438)
Aerospace & Defense	38,274	48,599	(10,325)	(2,428)	(5,015)	(2,882)
Total	$165,860	$211,186	$(45,326)	$(12,982)	$(19,024)	$(13,320)

The Energy segment accounted for approximately 77% of net revenues for the three months ended April 5, 2015 and March 30, 2014, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $35.0 million, or 22%, for the three months ended April 5, 2015 compared to the three months ended March 30, 2014. The decrease was primarily driven by 2014 divestitures (6%), unfavorable foreign currency impact (6%), and lower shipment volumes in both our control valves (4%) and North American short-cycle (4%) businesses. Orders decreased $16.4 million to $143.1 million for the three months ended April 5, 2015 compared to $159.5 million for the same period in 2014, primarily as a result of the reduction from our December 2014 business divestiture ($12.2 million), as well as decreases in our North American short-cycle business, offset by increases in our large international projects business. Backlog for our Energy segment has decreased $35.5 million to $247.6 million as of April 5, 2015 compared to $283.1 million as of March 30, 2014, primarily due to our December 2014 divestiture ($17.6 million) and foreign exchange remeasurement impacts ($18.7 million).

Aerospace & Defense segment net revenues decreased by $10.3 million, or 21%, for the three months ended April 5, 2015 compared to the same period in 2014. The decrease was primarily driven by declines in our California business (8%) primarily, relating to landing gear product line exits, UK businesses (5%) decline due to completion of certain Navy projects, unfavorable foreign currency impact (6%), and 2015 divestiture (5%). These declines were partially offset by increased revenues in our actuation (1%) and French businesses (1%). Orders decreased $1.2 million to $39.2 million for the three months ended April 5, 2015 compared to $40.4 million for the same period in 2014, primarily due to the January 2015 business divestiture, partially offset by higher orders at our California actuation business. Order backlog decreased $61.1 million to $104.1 million as of April 5, 2015 compared to $165.2 million as of March 30, 2014, primarily as a result of a backlog reduction as we restructured certain landing gear product lines during the three months ended June 29, 2014 and change in policy implemented during the fourth quarter of 2014.

Operating Income (Loss)
The change in operating income (loss) for the three months ended April 5, 2015 compared to the three months ended March 30, 2014 was as follows:

(in thousands)	Three Months Ended		Total Change	Divestitures	Operations	Foreign Exchange	Inventory Restructuring & Special Charges / (Recoveries), net
Segment	April 5, 2015	March 30, 2014
Energy	$16,652	$21,774	$(5,122)	$199	$(3,653)	$(1,456)	$(212)
Aerospace & Defense	2,852	6,570	(3,718)	(33)	(1,021)	(328)	(2,336)
Corporate	(6,454)	(7,437)	983	0	1,096	7	(120)
	$13,050	$20,907	$(7,857)	$166	$(3,578)	$(1,777)	$(2,668)

Non-inventory restructuring related and special charges, net of recoveries, for the three months ended April 5, 2015 and March 30, 2014 were as follows:

	Three Months Ended April 5, 2015
	(in Thousands)
	Total Special Charges / (Recoveries), net	Restructuring Charges, net	Special Other (Recoveries) Charges, net
Segment

Energy	$899	$343	$556
Aerospace & Defense	192	1,169	(977)
Corporate	420	—	420
Total	$1,511	$1,512	$(1)

	Three Months Ended March 30, 2014
	(in Thousands)
	Total Special Charges / (Recoveries), net	Restructuring Charges, net	Special Other (Recoveries) Charges, net
Segment

Energy	$687	$687	$—
Aerospace & Defense	(2,144)	99	(2,243)
Corporate	300	—	300
Total	$(1,157)	$786	$(1,943)

See "Special & Restructuring Charges / (Recoveries)" in Note 13 of the accompanying unaudited condensed consolidated financial statements for more detail on these non-inventory restructuring related and special charges for the three months ended April 5, 2015 and March 30, 2014.

Operating income decreased $7.9 million, or 38%, to $13.1 million for the three months ended April 5, 2015 compared to $20.9 million for the same period in 2014.

Operating income for our Energy segment decreased $5.1 million, or 24%, to $16.7 million for the three months ended April 5, 2015, compared to $21.8 million for the same period in 2014. The year over year decrease in operating income was driven by net operational decreases of $3.7 million (17%) and unfavorable foreign exchange fluctuations of $1.5 million (7%). Operating margins declined 30 basis points to 13.1% compared to the same period in 2014, primarily due to North American short-cycle volume decreases and unfavorable product mix within our large international projects business, offset by savings from previous restructuring actions.

Operating income for our Aerospace & Defense segment decreased $3.7 million, or 57%, to $2.9 million for the three months ended April 5, 2015, compared to $6.6 million for the same period in 2014. The year over year decrease in operating income was primarily driven by higher special charges of $2.3 million (36%), net operational decreases of $1.0 million (16%) and unfavorable foreign exchange fluctuations of $0.3 million (5%). During the first quarter of 2014 we recorded a special recovery of $2.2 million for the legal settlement of the TMW arbitration. Operating margins declined 600 basis points to 7.5% compared to the same period in 2014, primarily due to operational inefficiencies at our California operations.

Corporate operating expenses decreased $1.0 million, or 13%, to $6.5 million for the three months ended April 5, 2015 compared to the same period in 2014, primarily due to lower compensation related costs.

Interest Expense, Net
Interest expense, net decreased $0.3 million to $0.6 million for the three months ended April 5, 2015 compared to $0.9 million for the three months ended March 30, 2014. This change in interest expense was primarily due to lower outstanding debt balances and associated interest rates during the period.

Other (Income) Expense, Net
Other income, net was $0.5 million for the three months ended April 5, 2015 and March 30, 2014, respectively.

Provision for Income Taxes
The effective tax rate was 25.4% for the quarter ended April 5, 2015 compared to 28.5% for the same period of 2014. The tax rate in the quarter ended April 5, 2015 was lower primarily due to additional tax reserves recorded in 2014.
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

The following table summarizes our cash flow activities for the three months ended April 5, 2015 (in thousands):

Cash flow provided by (used in):
Operating activities	$(16,432)
Investing activities	776
Financing activities	8,336
Effect of exchange rates on cash and cash equivalents	(10,083)
Decrease in cash and cash equivalents	$(17,403)

During the three months ended April 5, 2015, we used $16.4 million of cash from operating activities compared to $17.1 million generated during the same period in 2014. The $33.5 million year over year increase in cash usage was primarily driven by a $27.6 million net increase usage of operating assets and liabilities and $5.0 million decrease in net income. We utilized $18.7 million to acquire inventory during the first quarter of 2015 compared to generating $0.2 million during the first quarter of 2014. In addition, we utilized $15.3 million to pay accounts payable and accrued expenses during the first quarter of 2015 compared to increasing accounts payable and accrued expenses of $6.9 million during the first quarter of 2014.

During the three months ended April 5, 2015, we generated $0.8 million from investing activities as compared to usage of $2.7 million during the same period in 2014. The $3.5 million year over year increase in cash generated was primarily driven by $2.8 million of proceeds from divestitures and a $0.7 million reduction in property, plant, and equipment purchases.

During the three months ended April 5, 2015, we generated $8.3 million for financing activities as compared to $6.3 million during the same period in 2014. The $2.0 million year over year increase in cash generated was primarily related to our net borrowing activity as we increased debt by $19.1 million, offset by purchases of our common stock of $16.7 million. Total debt as a percentage of total shareholders’ equity was 8.1% as of April 5, 2015 compared to 2.8% as of December 31, 2014.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement"), that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of April 5, 2015, we had borrowings of $28.9 million outstanding under the Credit Agreement and $49.8 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on April 5, 2015 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the three months ended April 5, 2015, we had purchased 301,647 shares of common stock for $16.7 million under this share repurchase plan. We utilized our Credit Agreement to pay for the repurchased shares.

The ratio of current assets to current liabilities was 3.06:1 as of April 5, 2015 compared to 2.73:1 at December 31, 2014. The increase in the current ratio was primarily due to a $20.0 million decrease in accounts payable and accrued expenses as of April 5, 2015 as compared to December 31, 2014.

As of April 5, 2015, cash and cash equivalents totaled $103.9 million, of which approximately $103.4 million was held in foreign bank accounts. This compares to $121.3 million of cash and cash equivalents as of December 31, 2014, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States ("U.S.") or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2015, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.7 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock. See Subsequent Events in Note 14 of the condensed consolidated financial statements for more details on our Q2 2015 acquisition.

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

Foreign Currency Exchange Risk
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. For additional information regarding our foreign currency exchange risk refer to Note 8 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is incorporated by reference herein.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended April 5, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, for which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at April 5, 2015 and December 31, 2014. We believe it is reasonably likely that we will continue to meet such covenants in the near future.
Share Repurchase Plan
The following table provides information about our repurchase of our common stock during the quarter ended April 5, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program
March 1st - April 5th	301,647	55.30	301,647
For the quarter ended	301,647	55.30	301,647
We repurchased shares under a program announced on December 18, 2014, which authorizes the Company to repurchase up to $75 million of the Company's outstanding common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. We initiated our repurchase program on March 16, 2015. Through April 24, 2015 we purchased 623,828 shares of common stock for $34.9 million under this share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1§*		Amended Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A. Buckhout
10.2§*		Executive Change of Control Agreement, dated as of March 5, 2015, between CIRCOR International, Inc. and Erik Wiik.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 5, 2015, as filed with the Securities and Exchange Commission on April 28, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 5, 2015 (unaudited) and December 31, 2014
	(ii)	Condensed Consolidated Statements of Income for the three months ended April 5, 2015 and March 30, 2014 (unaudited)
	(iii)	Condensed Consolidated Statements of Comprehensive Income for the three months ended April 30, 2015 and March 30, 2014 (unaudited)
	(iv)	Condensed Consolidated Statements of Cash Flows for the three months ended April 5, 2015 and March 30, 2014 (unaudited)
	(v)	Notes to the Condensed Consolidated Financial Statements (unaudited)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

April 28, 2015	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

April 28, 2015	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

April 28, 2015	/s/ John F. Kober III
John F. Kober III
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer