Form 10-Q
period 2015-07-28
CIRCOR INTERNATIONAL INC
filed 2015-07-29
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3477276
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o CIRCOR INTERNATIONAL, Inc. 30 Corporate Drive, Suite 200, Burlington, MA	01803-4238
(Address of principal executive offices)	(Zip Code)
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
As of July 24, 2015, there were 16,472,599 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	July 5, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and short term investments	$55,027	$121,372
Trade accounts receivable, less allowance for doubtful accounts of $10,195 and $9,536, respectively	144,183	156,738
Inventories	211,382	183,434
Prepaid expenses and other current assets	24,571	21,626
Deferred income tax asset	24,854	22,861
Total Current Assets	460,017	506,031
PROPERTY, PLANT AND EQUIPMENT, NET	91,779	96,212
OTHER ASSETS:
Goodwill	122,797	72,430
Intangibles, net	57,094	26,887
Deferred income tax asset	14,634	19,048
Restricted cash	904	1,255
Other assets	2,472	2,859
TOTAL ASSETS	$749,697	$724,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,061	$87,112
Accrued expenses and other current liabilities	61,339	65,223
Accrued compensation and benefits	19,336	24,728
Notes payable and current portion of long-term debt	7,450	8,423
Total Current Liabilities	170,186	185,486
LONG-TERM DEBT, NET OF CURRENT PORTION	106,628	5,261
DEFERRED INCOME TAXES	17,941	7,771
OTHER NON-CURRENT LIABILITIES	30,640	32,111
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,472,599 and 17,681,955 shares issued and outstanding at July 5, 2015 and December 31, 2014, respectively	177	177
Additional paid-in capital	281,191	277,227
Retained earnings	263,341	250,635
Common treasury stock, at cost (1,254,721 shares at July 5, 2015)	(69,517)	—
Accumulated other comprehensive loss, net of taxes	(50,890)	(33,946)
Total Shareholders’ Equity	424,302	494,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,697	$724,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net revenues	$166,906	$207,884	$332,766	$419,070
Cost of revenues	116,112	148,184	229,323	294,731
GROSS PROFIT	50,794	59,700	103,443	124,339
Selling, general and administrative expenses	39,885	42,609	77,973	87,498
Special charges, net	3,310	1,257	4,821	100
OPERATING INCOME	7,599	15,834	20,649	36,741
Other expense (income):
Interest expense, net	805	891	1,446	1,809
Other (income), net	(104)	(384)	(610)	(853)
TOTAL OTHER EXPENSE, NET	701	507	836	956
INCOME BEFORE INCOME TAXES	6,898	15,328	19,813	35,785
Provision for income taxes	2,517	3,402	5,800	9,227
NET INCOME	$4,381	$11,926	$14,013	$26,558
Earnings per common share:
Basic	$0.26	$0.68	$0.81	$1.51
Diluted	$0.26	$0.67	$0.81	$1.50
Weighted average number of common shares outstanding:
Basic	16,828	17,665	17,245	17,643
Diluted	16,900	17,767	17,306	17,754
Dividends paid per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net income	$4,381	$11,926	$14,013	$26,558
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,506	1,566	(16,944)	851
Other comprehensive income (loss)	8,506	1,566	(16,944)	851
COMPREHENSIVE INCOME (LOSS)	$12,887	$13,492	$(2,931)	$27,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 5, 2015	June 29, 2014
OPERATING ACTIVITIES
Net income	$14,013	$26,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,150	8,185
Amortization	3,537	1,591
Compensation expense of share-based plans	4,122	4,020
Tax effect of share-based plan compensation	(287)	(971)
Loss (gain) on write down of property, plant and equipment	377	(54)
(Gain) on sale of business	(972)	—
Change in operating assets and liabilities, net of effects of acquisition
Trade accounts receivable, net	10,913	(23,705)
Inventories	(27,875)	3,600
Prepaid expenses and other assets	(10,475)	143
Accounts payable, accrued expenses and other liabilities	(8,869)	7,988
Net cash (used in) provided by operating activities	(8,366)	27,355
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,567)	(5,603)
Proceeds from the sale of property, plant and equipment	—	32
Proceeds from the sale of affiliate	2,759	—
Business acquisition, net of cash acquired	(79,983)	—
Net cash (used in) investing activities	(82,791)	(5,571)
FINANCING ACTIVITIES
Proceeds from long-term debt	202,380	81,910
Payments of long-term debt	(100,533)	(88,776)
Dividends paid	(1,308)	(1,341)
Proceeds from the exercise of stock options	70	237
Tax effect of share-based plan compensation	287	971
Purchases of common stock	(69,517)	—
Net cash provided by (used in) financing activities	31,379	(6,999)
Effect of exchange rate changes on cash and cash equivalents	(6,567)	(639)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,345)	14,146
Cash and cash equivalents at beginning of period	121,372	102,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,027	$116,412

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the six months ended July 5, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

During the three-months ended July 5, 2015, the Company identified that it incorrectly classified certain items on the statement of cash flows for the quarter ended April 5, 2015. This resulted in overstating operating cash flows, overstating investing cash flows, and understating financing cash flows by $2.8 million, $0.6 million, and $3.4 million, respectively. Management believes the adjustment is immaterial to the quarter ended April 5, 2015.

The Company recorded non-cash property and equipment of $1.2 million in the six-months ended July 5, 2015 compared to $0.7 million in the six months ended June 29, 2014.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended July 5, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is not permitted for annual periods beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements.

There were no additional new accounting pronouncements adopted during the six months ended July 5, 2015.

(3) Inventories
Inventories consist of the following (in thousands):

	July 5, 2015	December 31, 2014
Raw materials	$68,613	$57,505
Work in process	96,441	82,130
Finished goods	46,328	43,799
Total inventories	$211,382	$183,434

(4) Business Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition reported within the Energy segment. Acquisition-related costs of $0.8 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expense during the six months ended July 5, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $24 million under our existing credit facility.

The purchase price allocation is based upon a preliminary valuation of assets and liabilities that were prepared with assistance from a third party valuation specialist. The estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The purchase accounting is expected to be finalized by the end of fiscal 2015. The assets and liabilities pending finalization include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$36,316
Other current assets	11,959
Property and equipment	1,999
Intangible assets	32,829
Current liabilities	(5,529)
Deferred tax liability	(10,450)
Other long term liabilities	(642)
Total identifiable net assets	66,482
Goodwill	49,571
Total purchase price	$116,053

The estimated fair value of accounts receivable acquired approximates the contractual value of $4.6 million. The estimated goodwill recognized is attributable primarily to projected future profitable growth, market penetration, as well as an expanded customer base for the Energy segment. On a preliminary basis, we expect that a portion of the goodwill arising from the acquisition will be deductible for income tax purposes.
The Schroedahl acquisition resulted in the identification of the following identifiable intangible assets:

(in thousands)	Intangible assets acquired	Weighted average amortization period (in years)
Customer relationships	22,185	7
Order backlog	3,993	1
Acquired technology	2,260	10
Trade name	4,391	Indefinite
Total intangible assets	$32,829
The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, multi-period excess earnings method and direct cash flow method, depending on the intangibles asset being valued. Customer relationships, order backlog, and acquired technology are amortized on a cash flow basis. The trade name was assigned an indefinite life based on the Company’s intention to keep the Schroedahl name for an indefinite period of time. Refer to Note 5 for future expected amortization to be recorded.

The results of operations of Schroedahl have been included in our consolidated financial statements beginning on the acquisition date. The results include $5.2 million of revenue and an operations loss of $0.5 million for the three months ended July 5, 2015. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.
(5) Goodwill and Intangible Assets

The following table shows goodwill by segment as of July 5, 2015 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430
Business Acquisition	49,571	—	49,571
Currency translation adjustments	929	(133)	796
Goodwill as of July 5, 2015	$100,495	$22,302	$122,797

The table below presents gross intangible assets and the related accumulated amortization as of July 5, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,070	$(5,758)
Non-amortized intangibles (primarily trademarks and trade names)	16,417	—
Customer relationships	53,559	(20,341)
Backlog	5,252	(1,984)
Other	9,210	(5,331)
Total	$90,508	$(33,414)
Net carrying value of intangible assets	$57,094

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 5, 2015 (in thousands):

	2015	2016	2017	2018	2019	After 2019
Estimated amortization expense	$6,189	$10,099	$8,037	$6,247	$4,617	$5,488

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended July 5, 2015
Net revenues	$127,230	$39,676	$—	$166,906
Inter-segment revenues	253	18	(271)	—
Operating income (loss)	11,679	1,397	(5,477)	7,599
Interest expense, net				805
Other (income) expense, net				(104)
Income before income taxes				$6,898
Identifiable assets	825,572	187,932	(263,807)	749,697
Capital expenditures	2,108	1,174	355	3,637
Depreciation and amortization	4,650	1,491	315	6,456

Three Months Ended June 29, 2014
Net revenues	$160,581	$47,303	$—	$207,884
Inter-segment revenues	339	52	(391)	—
Operating income (loss)	22,992	(2,235)	(4,923)	15,834
Interest expense, net				891
Other (income) expense, net				(384)
Income before income taxes				$15,328
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	1,707	1,039	187	2,933
Depreciation and amortization	2,910	1,717	294	4,921

Six Months Ended July 5, 2015
Net revenues	$254,816	$77,950	$—	$332,766
Inter-segment revenues	503	101	(604)	—
Operating income (loss)	28,330	4,250	(11,931)	20,649
Interest expense, net				1,446
Other (income) expense, net				(610)
Income before income taxes				$19,813
Identifiable assets	825,572	187,932	(263,807)	749,697
Capital expenditures	3,424	1,649	547	5,620
Depreciation and amortization	7,083	3,021	583	10,687

Six Months Ended June 29, 2014
Net revenues	$323,167	$95,903	$—	$419,070
Inter-segment revenues	545	131	(676)	—
Operating income (loss)	44,767	4,335	(12,361)	36,741
Interest expense, net				1,809
Other (income) expense, net				(853)
Income before income taxes				$35,785
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	3,479	1,688	435	5,603
Depreciation and amortization	5,727	3,443	606	9,776

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets for the periods ended July 5, 2015 and June 29, 2014. Corporate Identifiable Assets after elimination of intercompany assets were $21.9 million and $37.9 million as of July 5, 2015 and June 29, 2014, respectively.

(7) Earnings Per Common Share

(in thousands, except per share amounts)	Three Months Ended
	July 5, 2015			June 29, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,381	16,828	$0.26	$11,926	17,665	$0.68
Dilutive securities, common stock options	—	72	0.00	—	102	(0.01)
Diluted EPS	$4,381	16,900	$0.26	$11,926	17,767	$0.67

	Six Months Ended
	July 5, 2015			June 29, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$14,013	17,245	$0.81	$26,558	17,643	$1.51
Dilutive securities, common stock options	—	61	0.00	—	111	(0.01)
Diluted EPS	$14,013	17,306	$0.81	$26,558	17,754	$1.50

There were 311,880 and 142,740 anti-dilutive stock options, RSU Awards, and RSU MSPs outstanding for the six months ended July 5, 2015 and June 29, 2014, respectively.

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

As of July 5, 2015, we had thirteen forward contracts: ten U.S. Dollar/Euro contracts with a total value of $30.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to six forward contracts as of December 31, 2014. The fair value asset of the derivative forward contracts as of July 5, 2015 was 0.5 million and was included in prepaid expenses and other current assets on our condensed consolidated balance sheet. This compares to a fair value liability of less than $0.6 million that was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2014. The unrealized foreign exchange gain for each of the six month periods ended July 5, 2015 and June 29, 2014 was less than $0.5 million,. Unrealized foreign exchange gains (losses) are included in other (income) expense, net in our condensed consolidated statements of income.

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

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements based on Level 3 criteria as described under ASC Topic 820 is minimal and, therefore, we have no liabilities recorded from those agreements as of July 5, 2015.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 5, 2015 (in thousands):

Balance beginning December 31, 2014	$4,213
Provisions	1,571
Claims settled	(1,170)
Acquired Reserves/Other	819
Currency translation adjustment	(164)
Balance ending July 5, 2015	$5,269

Warranty obligations increased $1.1 million from $4.2 million as of December 31, 2014 to $5.3 million as of July 5, 2015 primarily related to our April 15, 2015 acquisition. For information regarding our acquisition refer to Note 4 to the condensed consolidated financial statements included in this Quarterly Report, for which disclosure is referenced herein.

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

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke Incorporated) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or our financial condition, consolidated results of operations or liquidity of the Company.

In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm ("Customer Settlement"), a product line in which we no longer are involved. The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million. The final settlement is still pending as of the date of our second quarter 2015 filing. The amounts recorded during the fourth quarter of 2014 continue to reflect our best estimate of probable resolution.

Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $56.2 million at July 5, 2015. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 5, 2015.
The following table contains information related to standby letters of credit instruments outstanding as of July 5, 2015 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$38,246
Greater than 12 months	17,915
Total	$56,161

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
During the three and six months ended July 5, 2015, we made cash contributions of $0.4 million and $0.8 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net pension benefit expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Interest cost on benefits obligation	548	545	1,097	1,090
Estimated return on assets	(723)	(697)	(1,446)	(1,394)
Loss amortization	211	127	421	254
Net periodic cost of defined pension benefit plans	$36	$(25)	$72	$(50)

(12) Income Taxes
As required by ASC 740, Income Taxes, as of July 5, 2015 and December 31, 2014, we had $1.4 million and $2.0 million of unrecognized tax benefits, respectively, of which $1.1 million and $1.5 million, respectively, would affect our effective tax rate if recognized in any future period.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 5, 2015, we had approximately $0.3 million of accrued interest related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The
Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions. During Q2 2015, the Company agreed to a settlement of $2.2 million with the Italian tax authorities regarding withholding taxes on certain intercompany dividends paid in 2009. $1.3 million of this settlement was recorded as tax expense during the second quarter of 2015 and $0.9 million was accrued as of December 31, 2014.

During Q2 2015, the Company recorded additional income tax expense of $1.1 million to correct a prior year underaccrual relating to tax on foreign income. Management believes the adjustment is immaterial to the prior period financial statements and the amount is not expected to be material to the financial statements for the year ending December 31, 2015.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax liability. With regard to deferred income tax assets, we maintained a total valuation allowance of $9.3 million at July 5, 2015 and $9.4 million at December 31, 2014 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of foreign and state net operating losses and state tax credits carried forward. During the second quarter of 2015 we recorded an adjustment to our valuation allowance which reduced tax expense by $1.7 million, as well as an increase to the allowance of $1.6 million primarily due to changes in foreign currency exchange rates and additional losses that have no tax benefit. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of July 5, 2015, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of July 5, 2015, there were 589,115 stock options (including the CEO and CFO stock option awards noted below) and 217,040 restricted stock units outstanding of which 9,454 restricted stock units were granted in 2013 outside the plan as part of a new hire inducement award. In addition, there were 1,402,072 shares available for grant under the 2014 Plan as of July 5, 2015. As of July 5, 2015, there were 10,700 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share ("EPS"). There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

During the six months ended July 5, 2015, we granted 118,992 stock options compared with 164,503 stock options granted during the first six months of 2014.

The average fair value of stock options granted during the first six months of 2015 and 2014 was $17.88 and $26.32, respectively, and was estimated using the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	1.4%	1.8%
Expected life (years)	4.5	3.7
Expected stock volatility	40.4%	41.4%
Expected dividend yield	0.3%	0.2%

For additional information regarding the historical issuance of stock options including awards to our CEO and CFO, refer to our Form 10-K filed on February 18, 2015.

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the six months ended July 5, 2015 and June 29, 2014, we granted 57,564 and 33,532 RSU Awards with approximate fair values of $52.04 and $72.11 per RSU Award, respectively. During the first six months of 2015 and 2014, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 57,564 RSUs granted during the six months ended July 5, 2015, 26,094 are performance-based RSU awards. This compares to 11,881 performance-based RSU awards granted during the six months ended June 29, 2014.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 38,965 and 32,752 with per unit discount amounts representing fair values of $17.11 and $23.61 were granted under the CIRCOR Management Stock Purchase Plan during the six months ended July 5, 2015 and June 29, 2014, respectively.

Compensation expense related to our share-based plans for the six month periods ended July 5, 2015 and June 29, 2014 was $4.1 million and $4.0 million, respectively. For the six month period ended July 5, 2015, $3.7 million compensation expense was recorded as selling, general and administrative expense. In addition, $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. For the six month period ended June 29, 2014, $4.0 million was recorded as selling, general and administrative expense. As of July 5, 2015, there was $10.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 5, 2015 was 7.4 years and 6.6 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 5, 2015 was less than $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of July 5, 2015 was $3.0 million and $1.4 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 5, 2015 was $2.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 5, 2015 was $6.5 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 5, 2015 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 5, 2015 was $1.5 million and $0.2 million, respectively.

We also grant Cash Settled Stock Unit Awards to certain international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the Company's closing stock price at the time of vesting. As of July 5, 2015, there were 29,970 Cash Settled Stock Unit Awards outstanding compared to 38,418 as of June 29, 2014. During the six months ended July 5, 2015, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of July 5, 2015, we had $0.7 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.2 million as of June 29, 2014. Cash Settled Stock Unit Awards related compensation costs for the six month periods ended July 5, 2015 and June 29, 2014 was $0.2 million and $0.3 million, respectively, and was recorded as selling, general, and administrative expense.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended July 5, 2015 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2014	(5,112)	(28,834)	(33,946)
Other comprehensive (loss) income, net of tax	(16,944)	—	(16,944)
Balance as of July 5, 2015	(22,056)	(28,834)	(50,890)
Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the six months ended July 5, 2015.

(15) Special & Restructuring Charges / (Recoveries)

Background

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. During the first and second quarters of 2015, we incurred $0.5 million and $0.3 million of special charges, respectively, primarily professional fees, associated with this acquisition.

During the first quarter of 2015, we recorded special charges of $0.3 million associated with the retirement of our Energy President ("Executive retirement charges"). These charges primarily related to equity award modification charges.

On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we are continuing to simplify our businesses. Under this restructuring, we are reducing certain general, administrative and manufacturing related expenses.

On January 6, 2015, we announced the divestiture of two of our non-core businesses ("Divestitures") as part of our simplification strategy. During the fourth quarter of 2014, we recorded $3.4 million of special charges associated with incurred losses and expenses related to these divestitures. The Energy divestiture was completed in the fourth quarter of 2014. During the first quarter of 2015, the Aerospace & Defense divestiture was completed and we recorded a special gain of $1.0 million.

On April 22, 2014, we announced restructuring actions ("2014 Announced Restructurings"), under which we are continuing to simplify our businesses. Under this restructuring, we are reducing certain general and administrative expenses, including the reduction of certain management layers, and closing or consolidating a number of smaller facilities. The savings from these restructuring actions will be utilized for growth investments.

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

Restructuring Related Inventory Charges
During the second quarter of 2014, third quarter of 2014, and second quarter of 2015, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million, $2.9 million, and $2.0 million, respectively, within the Aerospace & Defense segment. In addition, during the second quarter of 2015, we recorded restructuring related inventory charges of $0.2 million associated with the exit of our Energy segment cable protection product line. These restructuring related inventory charges were included as cost of revenues.

Q2 2015 Quarter-to-Date and Year-to-Date

As of and for the three and six months ended July 5, 2015, we recorded $3.3 million and $4.8 million, respectively, of non-inventory restructuring related and special charges, net of recoveries, as shown in the tables below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of April 5, 2015				$8,944
Facility and professional fee related expenses	362	244	—	606
Employee related expenses	2,456	65	—	2,521
Total restructuring charges	$2,818	$309	$—	$3,127
Divestitures	(28)	(65)	—	(93)
Acquisition related charges	276	—	—	276
Total special and restructuring charges	$3,066	$244	$—	$3,310
Special charges paid / settled				$3,927
Accrued special and restructuring charges as of July 5, 2015				$8,327

	Special Charges / (Recoveries)
	As of and for the six months ended July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2014				$9,133
Facility and professional fee related expenses	381	257	—	638
Employee related expenses	2,780	1,221	—	4,001
Total restructuring charges	$3,161	$1,478	$—	$4,639
Divestitures	(2)	(1,042)	—	(1,044)
Acquisition related charges	806	—	—	806
Executive retirement charges	—	—	420	420
Total special and restructuring charges	$3,965	$436	$420	$4,821
Special charges paid / settled				5,627
Accrued special and restructuring charges as of July 5, 2015				$8,327

Q2 2014 Quarter-to-Date and Year-to-Date

During the three and six months ended June 29, 2014, we recorded $1.3 million and $0.1 million, respectively, of non-inventory restructuring related and special charges, net of recoveries, as shown in the tables below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of March 30, 2014				$2,725
Facility and professional fee related expenses	88	9	—	97
Employee related expenses	422	449	289	1,160
Total restructuring charges	$510	$458	$289	$1,257
Special charges paid / settled				1,887
Accrued special and restructuring charges as of June 29, 2014				2,095

	Special Charges / (Recoveries)
	As of and for the six months ended June 29, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2013				$4,180
Facility and professional fee related expenses	424	93	—	517
Employee related expenses	773	464	289	1,526
Total restructuring charges	$1,197	$557	$289	$2,043
Watts Settlement	—	—	300	300
TMW settlement special gain	$—	$(2,243)	$—	$(2,243)
Total special and restructuring charges	$1,197	$(1,686)	$589	$100
Special charges paid / settled				2,185
Accrued special and restructuring charges as of June 29, 2014				2,095

Inception to Date
The following table (in thousands) summarizes our 2015 Announced Restructuring related special charges incurred during the six month ended July 5, 2015:

	2015 Announced Restructuring Charges / (Recoveries), net as of July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	375	257	—	632
Employee related expenses - incurred to date	2,783	630	—	3,413
Total restructuring related special charges - incurred to date	$3,158	$887	$—	$4,045
Additional special charges that we expect to be recorded with the 2015 announced restructuring actions are included in the future projection below.
The following table (in thousands) summarizes our 2014 Announced Restructuring related special charges incurred from the second quarter of 2014 through April 5, 2015:

	2014 Announced Restructuring Charges / (Recoveries), net as of July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	(64)	95	—	31
Employee related expenses - incurred to date	1,463	2,956	317	4,736
Total restructuring related special charges - incurred to date	$1,399	$3,051	$317	$4,767
We do not anticipate any additional restructuring related special charges associated with the 2014 Restructuring actions.
The following table (in thousands) summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges / (Recoveries), net as of July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses - incurred to date	2,117	473	—	2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054
The restructuring charges incurred to date are expected to be paid in cash during the periods of Q3 and Q4 2015.

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

Results of Operations for the Three Months Ended July 5, 2015 Compared to the Three Months Ended June 29, 2014 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended July 5, 2015 and June 29, 2014:

	Three Months Ended		Three Months Ended
	July 5, 2015		June 29, 2014		% Change
	( in thousands, except percentages)
Net revenues	$166,906	100.0%	$207,884	100.0%	(19.7)%
Cost of revenues	116,112	69.6%	148,184	71.3%	(21.6)%
Gross profit	50,794	30.4%	59,700	28.7%	(14.9)%
Selling, general and administrative expenses	39,885	23.9%	42,609	20.5%	(6.4)%
Special charges (recoveries), net	3,310	2.0%	1,257	0.6%	163.3%
Operating income	7,599	4.6%	15,834	7.6%	(52.0)%
Other expense (income):
Interest expense, net	805	0.5%	891	0.4%	(9.7)%
Other (income), net	(104)	(0.1)%	(384)	(0.2)%	(72.9)%
Total other expense, net	701	0.4%	507	0.2%	38.3%
Income before income taxes	6,898	4.1%	15,327	7.4%	(55.0)%
Provision for income taxes	2,517	1.5%	3,402	1.6%	(26.0)%
Net income	$4,381	2.6%	$11,925	5.7%	(63.3)%

Net Revenues
Net revenues for the three months ended July 5, 2015 decreased by $41.0 million, or 20%, to $166.9 million from $207.9 million for the three months ended June 29, 2014. The change in net revenues for the three months ended July 5, 2015 was attributable to the following:

	Three Months Ended		Total Change	Acquisitions	Divestitures	Operations	Foreign Exchange
Segment	July 5, 2015	June 29, 2014
	(in thousands, except percentages)
Energy	$127,230	$160,580	$(33,350)	$5,187	$(10,032)	$(18,572)	$(9,933)
Aerospace & Defense	39,676	47,304	(7,628)	—	(3,503)	(1,339)	(2,786)
Total	$166,906	$207,884	$(40,978)	$5,187	$(13,535)	$(19,911)	$(12,719)

The Energy segment accounted for approximately 76% of net revenues for the three months ended July 5, 2015 and June 29, 2014, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $33.4 million, or 21%, for the three months ended July 5, 2015 compared to the three months ended June 29, 2014. The decrease was primarily driven by lower volume in our North American short-cycle businesses (12%), unfavorable foreign currency impact (6%), a business divestiture (6%), and lower shipment volume from our downstream instrumentation business (3%). These decreases were partially offset by higher revenues from our large international projects business (4%) and our April 15, 2015 acquisition of Schroedahl (3%). Orders decreased $49.0 million to $111.4 million for the three months ended July 5, 2015 compared to $160.4 million for the same period in 2014, primarily as a result of lower North American short-cycle orders (20%) and from our business divestiture (7%). Backlog for our Energy segment has decreased $31.5 million to $248.0 million as of July 5, 2015 compared to $279.5 million as of June 29, 2014, primarily due to reductions from our business divestiture (7%), North American short-cycle order reductions (7%), downstream instrumentation business (4%), partially offset by an increase in our control valves businesses (6%) and our April 2015 business acquisition (4%).

Aerospace & Defense segment net revenues decreased by $7.6 million, or 16%, for the three months ended July 5, 2015 compared to the same period in 2014. The decrease was primarily driven by a business divestiture (7%), unfavorable foreign currency impact (5%), declines in our California based business, including landing gear product line exits (3%). Orders decreased $13.1 million to $30.3 million for the three months ended July 5, 2015 compared to $43.4 million for the same period in 2014, primarily due to the deferral of orders at our New York based actuation business (16%) and a business divestiture (7%). Order backlog decreased $37.2 million to $96.3 million as of July 5, 2015 compared to $133.5 million as of June 29, 2014, primarily as a result of foreign exchange remeasurements (10%), a change in policy implemented during the fourth quarter of 2014 (9%), and the deferral of New York actuation orders (6%).

Operating Income (Loss)
The change in operating income (loss) for the three months ended July 5, 2015 compared to the three months ended June 29, 2014 was as follows:

(in thousands)	Three Months Ended		Total Change	Acquisitions	Divestitures	Operations	Foreign Exchange	Restructuring Related Inventory & Special Charges / (Recoveries), net
Segment	July 5, 2015	June 29, 2014
Energy	$11,679	$22,992	$(11,313)	$(498)	$(402)	$(11,948)	$(1,174)	$2,709
Aerospace & Defense	1,397	(2,235)	3,632	0	(455)	7,744	(157)	(3,500)
Corporate	(5,477)	(4,923)	(554)	0	0	(265)	—	(289)
	$7,599	$15,834	$(8,235)	$(498)	$(857)	$(4,469)	$(1,331)	$(1,080)

Non-inventory restructuring related and special charges, net of recoveries, for the three months ended July 5, 2015 and June 29, 2014 were as follows:

	Three Months Ended July 5, 2015	Restructuring Related Inventory Charges(1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)
Segment
	(in thousands)
Energy	$3,219	$153	$2,922	$144
Aerospace & Defense	$2,096	1,852	309	(65)
Corporate	$—	—	—	—
Total	$5,315	$2,005	$3,231	$79

	Three Months Ended June 29, 2014	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)
Segment
	(in thousands)
Energy	$510	$—	$510	$—
Aerospace & Defense	5,597	5,139	458	—
Corporate	289	—	289	—
Total	$6,396	$5,139	$1,257	$—
(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 15, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 15,. Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net
Future Projection

We expect to incur additional special charges between $1.3 million and $1.5 million within our Energy segment, which are primarily facility and employee related during the remainder of 2015 to finalize our 2015 restructuring actions. These restructuring activities are expected to be funded with cash generated from operations. In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities, which is expected to result in additional 2016 special charges of approximately $3.8 million to $4.1 million. See "Special & Restructuring Charges / (Recoveries)" in Note 15 of the accompanying unaudited condensed consolidated financial statements for more detail on these non-inventory restructuring related and special charges for the three months ended July 5, 2015 and June 29, 2014.

We also expect to record amortization expense of $6.2 million for the remainder of 2015, approximately $4.6 million of this relates to the Schroedahl acquisition.

Operating income decreased $8.2 million, or 52%, to $7.6 million for the three months ended July 5, 2015, compared to $15.8 million for the same period in 2014.

Operating income for our Energy segment decreased $11.3 million, or 49%, to $11.7 million for the three months ended July 5, 2015, compared to $23.0 million for the same period in 2014. The year over year decrease in operating income was primarily driven by lower North American short-cycle volume (29%), higher losses at our Brazil business (5%), higher amortization expense, higher restructuring charges, and unfavorable foreign exchange fluctuations of $1.2 million (5%), partially offset by operational improvements at our large international projects business (5%). Operating margins declined 510 basis points to 9.2% compared to the same period in 2014, primarily due to North American short-cycle volume decreases and foreign exchange impact within our large international projects business, partially offset by savings from restructuring actions.

Operating income for our Aerospace & Defense segment increased $3.6 million, or 163%, to $1.4 million for the three months ended July 5, 2015, compared to a loss of $2.2 million for the same period in 2014. The year over year increase in operating income was primarily driven by lower restructuring related inventory charges associated with the exit of certain landing gear product lines in previous periods which resulted in a decrease in costs. Operating margins improved 820 basis points to 3.5% compared to the same period in 2014, primarily due to lower landing gear product line exit costs and restructuring savings.

Corporate operating expenses increased $0.6 million, or 11%, to $5.5 million for the three months ended July 5, 2015, compared to the same period in 2014, primarily due to higher professional fees.

Interest Expense, Net
Interest expense, net decreased by less than $0.1 million to $0.8 million for the three months ended July 5, 2015, compared to $0.9 million for the three months ended June 29, 2014. This change in interest expense was primarily due to lower interest rates during the period partially offset by higher debt balances.

Other (Income) Expense, Net
Other income, net was $0.1 million and $0.4 million for the three months ended July 5, 2015 and June 29, 2014, respectively.

Provision for Income Taxes
The effective tax rate was 36.5% for the quarter ended July 5, 2015 compared to 22.2% for the same period of 2014. The tax rate in the quarter ended July 5, 2015 was impacted by the following items: additional tax expense of $1.3 million associated with the settlement of an Italy tax matter, additional tax expense of $1.1 million related to prior year taxes on foreign income, partially offset by a valuation allowance adjustment of $1.7 million. Refer to Note 12 for additional information.

Results of Operations for the Six Months Ended July 5, 2015 Compared to the Six Months Ended June 29, 2014

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended July 5, 2015 and June 29, 2014:

	Six Months Ended		Six Months Ended
	July 5, 2015		June 29, 2014		% Change
	(in thousands, except percentages)
Net revenues	$332,766	100.0%	$419,070	100.0%	(20.6)%
Cost of revenues	229,323	68.9%	294,731	70.3%	(22.2)%
Gross profit	103,443	31.1%	124,339	29.7%	(16.8)%
Selling, general and administrative expenses	77,973	23.4%	87,498	20.9%	(10.9)%
Special charges	4,821	1.4%	100	0.0%	N/M*
Operating income	20,649	6.2%	36,741	8.8%	(43.8)%
Other (income) expense:
Interest expense, net	1,446	0.4%	1,809	0.4%	(20.1)%
Other (income), net	(610)	(0.2)%	(853)	(0.2)%	(28.5)%
Total other expense	836	0.3%	956	0.2%	(12.6)%
Income before income taxes	19,813	6.0%	35,785	8.5%	(44.6)%
Provision for income taxes	5,800	1.7%	9,227	2.2%	(37.1)%
Net income	$14,013	4.2%	$26,558	6.3%	(47.2)%
*Not a meaningful percentage

Net Revenues
Net revenues for the six months ended July 5, 2015 decreased by $86.3 million, or 21%, to $332.8 million from $419.1 million for the six months ended June 29, 2014. The change in net revenues for the six months ended July 5, 2015 was attributable to the following:

	Six Months Ended		Total Change	Acquisitions	Divestitures	Operations	Foreign Exchange
Segment	July 5, 2015	June 29, 2014
	(in thousands)
Energy	$254,816	$323,167	$(68,351)	$5,187	$(20,591)	$(32,576)	$(20,371)
Aerospace & Defense	77,950	95,903	(17,953)	—	(5,906)	(6,379)	(5,668)
Total	$332,766	$419,070	$(86,304)	$5,187	$(26,497)	$(38,955)	$(26,039)

The Energy segment accounted for 77% of net revenues for the six months ended July 5, 2015 and June 29, 2014 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $68.4 million, or 21%, for the six months ended July 5, 2015 as compared to the six months ended June 29, 2014. The decrease was primarily driven by lower shipment volumes in the upstream North American short-cycle business (8%), a business divestiture (6%), unfavorable fluctuations in foreign exchange (6%), and lower shipments in our downstream instrumentation businesses (2%). These revenue decreases were partially offset by higher shipment volume in our large international projects business (3%) and our April 15, 2015 acquisition of Schroedahl (2%). Energy segment orders decreased $65.4 million to $254.5 million for the six months ended July 5, 2015, compared to $319.9 million for the same period in 2014, primarily due to a decrease in bookings in the North American short-cycle business (16%) and from a business divestiture (7%), offset by an increase in our large international projects (9%). Orders within our large international project businesses can be unpredictable or "lumpy" given the nature of the procurement process.

Aerospace & Defense segment revenues decreased by $18.0 million, or 19%, for the six months ended July 5, 2015, compared to the six months ended June 29, 2014. The decrease was primarily driven by declines in our California based business related to landing gear product line exits (7%), an unfavorable foreign exchange impact (6%), and our UK defense business (3%).

Orders for this segment decreased $14.3 million to $69.5 million for the six months ended July 5, 2015, compared to $83.8 million for the same period in 2014, primarily as a result of order deferrals in our New York actuation based business (12%), a business divestiture (7%), and lower UK defense business orders (4%), partially offset by higher California fluid controls orders.

Operating Income (Loss)

The change in operating income (loss) for the six months ended July 5, 2015 compared to the six months ended June 29, 2014 was as follows:

	Six Months Ended		Total Change	Acquisition	Divestiture	Operations	Foreign Exchange	Restructuring Related Inventory & Special (Recoveries) Charges, net
Segment	July 5, 2015	June 29, 2014
	(in thousands)
Energy	$28,330	$44,766	$(16,436)	$(498)	$(203)	$(16,253)	$(2,402)	$2,920
Aerospace & Defense	4,250	4,335	(85)	—	481	500	97	(1,163)
Corporate	(11,931)	(12,360)	429	—	—	598	—	(169)
Total	$20,649	$36,741	$(16,092)	$(498)	$278	$(15,155)	$(2,305)	$1,588

Special charges and restructuring related inventory for the six months ended July 5, 2015 and June 29, 2014 were as follows:

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	July 5, 2015
	(in thousands)
Energy	4,118	$153	$2,955	$1,010
Aerospace & Defense	2,289	1,852	1,552	(1,115)
Corporate	420	—	—	420
Total	$6,827	$2,005	$4,507	$315

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	June 29, 2014
	(in thousands)
Energy	$1,197	$—	$1,197	$—
Aerospace & Defense	3,453	5,139	557	(2,243)
Corporate	589	—	289	300
Total	$5,239	$5,139	$2,043	$(1,943)

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 15, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 15, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net

Operating income decreased 44%, or $16.1 million, to $20.6 million for the six months ended July 5, 2015, compared to $36.7 million for the same period in 2014.

Operating income for our Energy segment decreased $16.4 million, or 37%, to $28.3 million for the six months ended July 5, 2015, compared to $44.8 million for the same period in 2014. The decrease in operating income was driven by lower shipment volumes from our North American short-cycle business (17%), control valves business decreases (8%), a business divestiture (7%), higher losses at our Brazil business (5%), foreign exchange fluctuations (5%), and higher special and restructuring charges (7%). Operating margins declined 280 basis points to 11.1% compared to the same period in 2014, primarily due to higher special and restructuring related costs, North American short-cycle volume decreases, partially offset by margin improvements in the downstream instrumentation business.

Operating income for the Aerospace & Defense segment decreased $0.1 million, or 2%, to $4.3 million for the six months ended July 5, 2015, compared to operating income of $4.3 million for the same period in 2014. The decrease in operating income was primarily a result of lower defense related product mix partially offset by lower special and restructuring related charges.

Corporate operating expenses decreased $0.4 million, or 3%, to $11.9 million for the six months ended July 5, 2015, compared to the same period in 2014, primarily due to lower compensation related costs.

Interest Expense, Net
Interest expense, net, decreased $0.4 million to $1.4 million for the six months ended July 5, 2015 compared to the six months ended June 29, 2014. This change in interest expense was primarily due to lower interest rates partially offset by higher outstanding debt balances during the period.

Other (Income) Expense, Net
Other income, net was $0.6 million for the six months ended July 5, 2015 compared to other income, net of $0.9 million in the same period of 2014. The difference of $0.3 million was primarily due to foreign currency fluctuations.

Provision for Taxes
The effective tax rate was 29.3% for the six months ended July 5, 2015 compared to 25.8% for the same period of 2014. The tax rate in the quarter ended July 5, 2015 was impacted by the following items: Italy tax expense of $1.3 million, additional income tax expense of $1.1 million related to an underaccrual, and valuation allowance adjustment of $1.7 million. Refer to Note 12 for further disclosure.

Net Income
Net income decreased $12.6 million to $14.0 million for the six months ended July 5, 2015, compared to $26.6 million for the same period in 2014.

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

The following table summarizes our cash flow activities for the six months ended July 5, 2015 (in thousands):

Cash flow (used in) provided by:
Operating activities	$(8,366)
Investing activities	(82,791)
Financing activities	31,379
Effect of exchange rates on cash and cash equivalents	(6,567)
Decrease in cash and cash equivalents	$(66,345)

During the six months ended July 5, 2015, we used $8.4 million of cash from operating activities compared to $27.4 million generated during the same period in 2014. The $35.7 million year over year increase in cash usage was primarily driven by a $24.3 million net decrease of operating assets and liabilities and $12.5 million decrease in net income. We used $27.9 million to purchase inventory compared to generating $3.6 million of cash from inventory during the first six months of 2014. In addition, we utilized $8.9 million to pay accounts payable and accrued expenses during the first six months of 2015 compared to increasing accounts payable and accrued expenses of $8.0 million during the second quarter of 2014.

During the six months ended July 5, 2015, we used cash of $82.8 million in investing activities as compared to usage of $5.6 million during the same period in 2014. The $77.2 million year over year increase in cash used was primarily driven by $80 million used to invest in the Schroedahl acquisition.

During the six months ended July 5, 2015, we generated $31.4 million from financing activities as compared to usage of $7.0 million during the same period in 2014. The $38.4 million year over year increase in cash generated from financing was primarily related to our net borrowing activity as we increased debt by $120.5 million, and made debt payments of $11.8 million. The cash inflow from additional net borrowings was partially offset by our purchase of $69.5 million of common stock. Total debt as a percentage of total shareholders’ equity was 26.9% as of July 5, 2015 compared to 2.8% as of December 31, 2014.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement"), that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of July 5, 2015, we had borrowings of $106.6 million outstanding under the Credit Agreement and $56.2 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on July 5, 2015 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the six months ended July 5, 2015, we had purchased 1,254,721 shares of common stock for $69.5 million under this share repurchase plan. We utilized our Credit Agreement to pay for the repurchased shares.

The ratio of current assets to current liabilities was 2.70:1 as of July 5, 2015 compared to 2.73:1 at December 31, 2014. The decrease in the current ratio was primarily due to a decrease in cash partially offset by an increase in inventory as of July 5, 2015 as compared to December 31, 2014.

As of July 5, 2015, cash, cash equivalents, and short-term investments totaled $55.0 million, substantially all of which was held in foreign bank accounts. This compares to $121.4 million of cash, cash equivalents, and short-term investments as of December 31, 2014, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States ("U.S.") or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2015 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Changes in Internal Controls over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended July 5, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at July 5, 2015 and December 31, 2014. We believe it is reasonably likely that we will continue to meet such covenants in the near future.
Share Repurchase Plan
The following table provides information about our repurchase of our common stock during the quarter ended July 5, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program
April 6th - July 5th	953,074	55.44	953,074
For the year-to-date	1,254,721	55.40	1,254,721
We repurchased shares under a program announced on December 18, 2014, which authorizes the Company to repurchase up to $75 million of the Company's outstanding common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. We initiated our repurchase program on March 16, 2015. Through July 5, 2015 we purchased 1,254,721 shares of common stock for $69.5 million under this share repurchase plan.

ITEM 3.	EXHIBITS

Exhibit No.		Description and Location
10.1§*		Executive Change of Control Agreement, dated as of June 10, 2015, between CIRCOR International, Inc. and Andrew Farnsworth.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015, as filed with the Securities and Exchange Commission on July 28, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 5, 2015 and December 31, 2014
	(ii)	Condensed Consolidated Statements of Income for the Three and Six Months Ended July 5, 2015 and June 29, 2014
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 5, 2015 and June 29, 2014
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 5, 2015 and June 29, 2014
	(v)	Notes to the Condensed Consolidated Financial Statements
§	Indicates management contract or compensatory plan or arrangement.
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

July 28, 2015	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

July 28, 2015	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

July 28, 2015	/s/ John F. Kober III
John F. Kober III
Vice President, Corporate Controller and Treasurer
Principal Accounting Officer