Form 10-Q/A
period 2015-07-05
CIRCOR INTERNATIONAL INC
filed 2015-11-09
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended July 5, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 28, 2015 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the three and six months ended July 5, 2015. In addition, this Form 10-Q/A includes revised, but not restated, financial information for the three months ended April 5, 2015, to correct certain immaterial errors. See Note 2 to the accompanying financial statements and “Items Amended in this Filing” below, for further details on the restatement and revision of our financial statements.

Background of Restatement
On November 3, 2015, the audit committee of the Board of Directors of the Company, after discussion with the Company’s management and its independent registered public accounting firm, PricewaterhouseCoopers LLP, concluded that the unaudited consolidated financial statements for the three and six months ended July 5, 2015 included in the Company's Quarterly Report on Form 10-Q, should no longer be relied upon because the previously filed consolidated financial statements did not properly state certain accounts receivable and certain taxes (primarily the Value Added Tax Recoverable) related to the Company’s Brazil operations. The adjustments to correct these errors result in: (i) as of July 5, 2015, a decrease in Accounts Receivable and Prepaid expenses and other current assets of $1.9 million and $0.6 million, respectively; and (ii) a decrease in both Operating Income and Net Income of $2.5 million for the three months ended July 5, 2015.

The Company has identified other immaterial errors in the Company’s consolidated financial statements related to the Brazil operations for the fiscal quarter ended April 5, 2015. The adjustments to correct these errors result in a decrease in Net Income from $9.6 million to $8.9 million and in Operating Income from $13.1 million to $12.3 million for the three months ended April 5, 2015. In addition, during the three-months ended July 5, 2015, the Company identified that it incorrectly classified certain items on the statement of cash flows for the quarter ended April 5, 2015. This resulted in overstating operating cash flows, overstating investing cash flows, and understating financing cash flows by $2.8 million, $0.6 million, and $3.4 million, respectively. The Company will correct these errors in future filings where financial information for the fiscal quarter ended April 5, 2015 is included through the revision of the previously issued April 5, 2015 financial statements.

As a result of these adjustments related to the restatement and revision noted above, as of July 5, 2015, retained earnings decreased from $263.3 million to $260.1 million and total current assets decreased from $460.0 million to $456.6 million.

This Form 10-Q/A is as of the filing date of the original Form 10-Q, and it does not reflect events occurring after the filing of the original Form 10-Q, nor does it modify or update those disclosures presented therein, except with regard to the modifications described above.
Internal Control Consideration
Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I - Item 4 of this Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I - Item 4 included in this Amended Filing.

Items Amended in This Filing
For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

Part I. Financial Information

•	Item 1. Financial Statements;
•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and,
•	Item 4. Controls and Procedures
Part II. Other Information

•	Item 3. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	July 5, 2015	December 31, 2014
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,027	$121,372
Trade accounts receivable, less allowance for doubtful accounts of $10,195 and $9,536, respectively	142,786	156,738
Inventories	211,382	183,434
Prepaid expenses and other current assets	22,572	21,626
Deferred income tax asset	24,854	22,861
Total Current Assets	456,621	506,031
PROPERTY, PLANT AND EQUIPMENT, NET	91,779	96,212
OTHER ASSETS:
Goodwill	122,797	72,430
Intangibles, net	57,094	26,887
Deferred income tax asset	14,634	19,048
Restricted cash	904	1,255
Other assets	2,472	2,859
TOTAL ASSETS	$746,301	$724,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,061	$87,112
Accrued expenses and other current liabilities	61,172	65,223
Accrued compensation and benefits	19,336	24,728
Notes payable and current portion of long-term debt	7,450	8,423
Total Current Liabilities	170,019	185,486
LONG-TERM DEBT, NET OF CURRENT PORTION	106,628	5,261
DEFERRED INCOME TAXES	17,941	7,771
OTHER NON-CURRENT LIABILITIES	30,640	32,111
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,472,599 and 17,681,955 shares issued and outstanding at July 5, 2015 and December 31, 2014, respectively	177	177
Additional paid-in capital	281,191	277,227
Retained earnings	260,112	250,635
Common treasury stock, at cost (1,254,721 shares at July 5, 2015)	(69,517)	—
Accumulated other comprehensive loss, net of taxes	(50,890)	(33,946)
Total Shareholders’ Equity	421,073	494,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$746,301	$724,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(Restated)		(Restated)
Net revenues	$166,906	$207,884	$332,766	$419,070
Cost of revenues	116,112	148,184	229,323	294,731
GROSS PROFIT	50,794	59,700	103,443	124,339
Selling, general and administrative expenses	42,394	42,609	81,201	87,498
Special charges, net	3,310	1,257	4,821	100
OPERATING INCOME	5,090	15,834	17,421	36,741
Other expense (income):
Interest expense, net	805	891	1,446	1,809
Other (income), net	(104)	(384)	(610)	(853)
TOTAL OTHER EXPENSE, NET	701	507	836	956
INCOME BEFORE INCOME TAXES	4,389	15,328	16,585	35,785
Provision for income taxes	2,517	3,402	5,800	9,227
NET INCOME	$1,872	$11,926	$10,785	$26,558
Earnings per common share:
Basic	$0.11	$0.68	$0.63	$1.51
Diluted	$0.11	$0.67	$0.62	$1.50
Weighted average number of common shares outstanding:
Basic	16,828	17,665	17,245	17,643
Diluted	16,900	17,767	17,306	17,754
Dividends paid per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(Restated)		(Restated)
Net income	$1,872	$11,926	$10,785	$26,558
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,506	1,566	(16,944)	851
Other comprehensive income (loss), net of tax	8,506	1,566	(16,944)	851
COMPREHENSIVE INCOME (LOSS)	$10,378	$13,492	$(6,159)	$27,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 5, 2015	June 29, 2014
	(Restated)
OPERATING ACTIVITIES
Net income	$10,785	$26,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,150	8,185
Amortization	3,537	1,591
Compensation expense of share-based plans	4,122	4,020
Tax effect of share-based plan compensation	(287)	(971)
Loss (gain) on write down of property, plant and equipment	377	(54)
(Gain) on sale of business	(972)	—
Change in operating assets and liabilities, net of effects of acquisition and disposition
Trade accounts receivable, net	12,313	(23,705)
Inventories	(27,875)	3,600
Prepaid expenses and other assets	(8,484)	143
Accounts payable, accrued expenses and other liabilities	(9,032)	7,988
Net cash (used in) provided by operating activities	(8,366)	27,355
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,567)	(5,603)
Proceeds from the sale of property, plant and equipment	—	32
Proceeds from the sale of affiliate	2,759	—
Business acquisition, net of cash acquired	(79,983)	—
Net cash (used in) investing activities	(82,791)	(5,571)
FINANCING ACTIVITIES
Proceeds from long-term debt	202,380	81,910
Payments of long-term debt	(100,533)	(88,776)
Dividends paid	(1,308)	(1,341)
Proceeds from the exercise of stock options	70	237
Tax effect of share-based plan compensation	287	971
Purchases of common stock	(69,517)	—
Net cash provided by (used in) financing activities	31,379	(6,999)
Effect of exchange rate changes on cash and cash equivalents	(6,567)	(639)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,345)	14,146
Cash and cash equivalents at beginning of period	121,372	102,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,027	$116,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles as we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

The Company recorded non-cash property and equipment of $1.2 million in the six months ended July 5, 2015 compared to $0.7 million in the six-months ended June 29, 2014.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

Background of Restatement

On November 3, 2015, the audit committee of the Board of Directors of the Company, after discussion with the Company’s management and its independent registered public accounting firm, PricewaterhouseCoopers LLP, concluded that the consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2015, should no longer be relied upon because the previously filed consolidated financial statements did not properly state certain accounts receivable and certain taxes (primarily the Value Added Tax Recoverable) related to the Company’s Brazil operations. The adjustments to correct these errors result in: (i) as of July 5, 2015, a decrease in Accounts Receivable and Prepaid expenses and other current assets of $1.9 million and $0.6 million, respectively; and (ii) a decrease in both Operating Income and Net Income of $2.5 million for the three and six months ended July 5, 2015.

The Company has identified other immaterial errors in the Company’s consolidated financial statements related to the Brazil operations for the fiscal quarter ended April 5, 2015. The adjustments to correct these errors result in a decrease in Net Income from $9.6 million to $8.9 million and in Operating Income from $13.1 million to $12.3 million for the three months ended April 5, 2015. In addition, during the three-months ended July 5, 2015, the Company identified that it incorrectly classified certain items on the statement of cash flows for the quarter ended April 5, 2015. This resulted in overstating operating cash flows, overstating investing cash flows, and understating financing cash flows by $2.8 million, $0.6 million, and $3.4 million, respectively. The Company will correct these errors in future filings where financial information for the fiscal quarter ended April 5, 2015 is included through the revision of the previously issued April 5, 2015 financial statements.

As a result of these adjustments related to the restatement and revision noted above, as of July 5, 2015, retained earnings decreased from $263.3 million to $260.1 million and total current assets decreased from $460.0 million to $456.6 million.

This Form 10-Q/A is as of the filing date of the original Form 10-Q, and it does not reflect events occurring after the filing of the original Form 10-Q, nor does it modify or update those disclosures presented therein, except with regard to the modifications described above.

The following table details the impact of the revision and restatement on the Company’s consolidated balance sheets as of April 5, 2015 and July 5, 2015 (in thousands):

	April 5, 2015			July 5, 2015
	As Reported	Adjustments	Revised	As Reported	Adjustments	Restated
Trade accounts receivable, less allowance for doubtful accounts	$140,752	$474	$141,226	$144,183	$(1,397)	$142,786
Prepaid expenses and other current assets	21,731	(1,356)	20,375	24,571	(1,999)	22,572
Total Current Assets	483,254	(882)	482,372	460,017	(3,396)	456,621
TOTAL ASSETS	688,691	(882)	687,809	749,697	(3,396)	746,301
Accrued expenses and other current liabilities	53,443	(162)	53,281	61,339	(167)	61,172
Total Current Liabilities	157,983	(162)	157,821	170,186	(167)	170,019
Retained earnings	259,599	(720)	258,879	263,341	(3,228)	260,112
Total Shareholders’ Equity	463,103	(720)	462,383	424,302	(3,228)	421,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$688,691	$(882)	$687,809	$749,697	$(3,396)	$746,301
The following table details the impact of the revision and restatement on the Company’s consolidated statements of operations for the three months ended April 5, 2015 and July 5, 2015 and six months ended July 5, 2015 (in thousands, except per share data):

	Three months ended April 5, 2015			Three months ended July 5, 2015			Six months ended July 5, 2015
	As Reported	Adjustments	Revised	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Selling, general and administrative expenses	$38,088	$720	$38,808	$39,885	$2,509	$42,394	$77,973	$3,228	$81,201
OPERATING INCOME	13,050	(720)	12,331	7,599	(2,509)	5,090	20,649	(3,228)	17,421
INCOME BEFORE INCOME TAXES	12,916	(720)	12,196	6,898	(2,509)	4,389	19,813	(3,228)	16,585
NET INCOME	$9,632	$(720)	$8,913	$4,381	$(2,509)	$1,872	$14,013	$(3,228)	$10,785
Earnings per common share:
Basic	$0.55	$(0.05)	$0.50	$0.26	$(0.15)	$0.11	$0.81	$(0.18)	$0.63
Diluted	$0.54	$(0.04)	$0.50	$0.26	$(0.15)	$0.11	$0.81	$(0.19)	$0.62
The following table details the impact of the revision and restatement on the Company’s consolidated statements of comprehensive (loss) income for the three months ended April 5, 2015 and July 5, 2015 and six months ended July 5, 2015 (in thousands):

	Three months ended April 5, 2015			Three months ended July 5, 2015			Six months ended July 5, 2015
	As Reported	Adjustments	Revised	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income	$9,632	$(720)	$8,913	$4,381	$(2,509)	$1,872	$14,013	$(3,228)	$10,785
COMPREHENSIVE (LOSS) INCOME, NET OF TAX	$(16,147)	$(720)	$(16,866)	$12,887	$(2,509)	$10,378	$(2,931)	$(3,228)	$(6,159)

The following table details the impact of the revision and restatement on the Company’s consolidated statements of cash flows for the three months ended April 5, 2015 and six months ended July 5, 2015 (in thousands):

	Three Months Ended April 5, 2015			Six Months Ended July 5, 2015
	As Reported	Adjustments	Revised	As Reported	Adjustments	Restated
OPERATING ACTIVITIES
Net income	$9,632	$(720)	$8,913	$14,013	$(3,228)	$10,785
Adjustments to reconcile net income to net cash used in operating activities:
Trade accounts receivable, net	7,480	(474)	7,006	10,913	1,397	12,313
Prepaid expenses and other assets	(4,787)	1,356	(3,431)	(10,475)	1,999	(8,484)
Accounts payable, accrued expenses and other liabilities	(15,298)	(2,926)	(18,224)	(8,869)	(163)	(9,032)
Net cash used in operating activities	$(16,432)	$(2,764)	$(19,195)	$(8,366)	$—	$(8,366)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,983)	(627)	(2,610)	(5,567)	—	(5,567)
Net cash used in investing activities	776	(627)	149	(82,791)	—	(82,791)
FINANCING ACTIVITIES
Purchase of common stock	(16,682)	3,391	(13,291)	(69,517)	—	(69,517)
Net cash provided by financing activities	8,336	3,391	11,727	31,379	—	31,379

(3) Summary of Significant Accounting Policies

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

There were no additional new accounting pronouncements adopted during the six months ended July 5, 2015.

(4) Inventories
Inventories consist of the following (in thousands):

	July 5, 2015	December 31, 2014
Raw materials	$68,613	$57,505
Work in process	96,441	$82,130
Finished goods	46,328	$43,799
	$211,382	$183,434

(5) Business Acquisition

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

(6) Goodwill and Intangible Assets

The following table shows goodwill by segment as of July 5, 2015 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430
Business Acquisition	49,571	—	49,571
Currency translation adjustments	929	(133)	796
Goodwill as of July 5, 2015	$100,495	$22,302	$122,797

The table below presents gross intangible assets and the related accumulated amortization as of July 5, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,070	$(5,758)
Non-amortized intangibles (primarily trademarks and trade names)	16,417	—
Customer relationships	53,559	(20,341)
Backlog	5,252	(1,984)
Other	9,210	(5,331)
Total	$90,508	$(33,414)
Net carrying value of intangible assets	$57,094

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 5, 2015 (in thousands):

	2015	2016	2017	2018	2019	After 2019
Estimated amortization expense	$6,189	$10,099	$8,037	$6,247	$4,617	$5,488

(7) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended July 5, 2015 - Restated
Net revenues	$127,230	$39,676	$—	$166,906
Inter-segment revenues	253	18	(271)	—
Operating income (loss)	9,170	1,397	(5,477)	5,090
Interest expense, net				805
Other (income) expense, net				(104)
Income before income taxes				$4,389
Identifiable assets	822,176	187,932	(263,807)	746,301
Capital expenditures	2,108	1,174	355	3,637
Depreciation and amortization	4,650	1,491	315	6,456

Three Months Ended June 29, 2014
Net revenues	$160,581	$47,303	$—	$207,884
Inter-segment revenues	339	52	(391)	—
Operating income (loss)	22,992	(2,235)	(4,923)	15,834
Interest expense, net				891
Other (income) expense, net				(384)
Income before income taxes				$15,328
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	1,707	1,039	187	2,933
Depreciation and amortization	2,910	1,717	294	4,921

Six Months Ended July 5, 2015 - Restated
Net revenues	$254,816	$77,950	$—	$332,766
Inter-segment revenues	503	101	(604)	—
Operating income (loss)	25,102	4,250	(11,931)	17,421
Interest expense, net				1,446
Other (income) expense, net				(610)
Income before income taxes				$16,585
Identifiable assets	822,176	187,932	(263,807)	746,301
Capital expenditures	3,424	1,649	547	5,620
Depreciation and amortization	7,083	3,021	583	10,687

Six Months Ended June 29, 2014
Net revenues	$323,167	$95,903	$—	$419,070
Inter-segment revenues	545	131	(676)	—
Operating income (loss)	44,767	4,335	(12,361)	36,741
Interest expense, net				1,809
Other (income) expense, net				(853)
Income before income taxes				$35,785
Identifiable assets	628,626	213,114	(82,654)	759,086
Capital expenditures	3,479	1,688	435	5,603
Depreciation and amortization	5,727	3,443	606	9,776

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

(8) Earnings Per Common Share

(in thousands, except per share amounts)	Three Months Ended
	July 5, 2015			June 29, 2014
	Net Income Restated	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$1,872	16,828	$0.11	$11,926	17,665	$0.68
Dilutive securities, common stock options	—	72	0.00	—	102	(0.01)
Diluted EPS	$1,872	16,900	$0.11	$11,926	17,767	$0.67

	Six Months Ended
	July 5, 2015			June 29, 2014
	Net Income Restated	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$10,785	17,245	$0.63	$26,558	17,643	$1.51
Dilutive securities, common stock options	—	61	(0.01)	—	111	(0.01)
Diluted EPS	$10,785	17,306	$0.62	$26,558	17,754	$1.50

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

(10) Guarantees and Indemnification Obligations

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

(11) Contingencies and Commitments

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

(13) Income Taxes
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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax liability. With regard to deferred income tax assets, we maintained a total valuation allowance of $10.4 million at July 5, 2015 and $9.4 million at December 31, 2014 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of foreign and state net operating losses and state tax credits carried forward. During the second quarter of 2015 we recorded an adjustment to our valuation allowance which reduced tax expense by $1.7 million, as well as an increase to the allowance of $2.7 million primarily due to changes in foreign currency exchange rates and additional losses that have no tax benefit. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred income tax asset.

(14) Share-Based Compensation

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

(15) Accumulated Other Comprehensive Loss
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

(16) Special & Restructuring Charges / (Recoveries)

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

This Quarterly Report on Form 10-Q/A contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company to remediate the material weakness related to its internal control as described in this Form 10-Q/A, the impact on historical financial statements of any known or unknown accounting errors, the magnitude of any restatements to the Company’s financial statements, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil & gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, potential security measure breaches or attacks, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2014, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESTATEMENT

As discussed in the Explanatory Note and in Note 2 of the Notes to the Unaudited Financial Statements in this Amended Filing, we are amending and restating our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended July 5, 2015 presented in this Amended Filing. The following management's discussion and analysis of our financial condition and results of operations incorporates the restated and revised amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q for the three and six months ended July 5, 2015.

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Annual Report for the year ended December 31, 2014 on Form 10-K, together with subsequent reports we have filed with the SEC on Forms 10-Q and 8-K.

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

Results of Operations for the Three Months Ended July 5, 2015 Compared to the Three Months Ended June 29, 2014 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended July 5, 2015 and June 29, 2014:

	Three Months Ended		Three Months Ended
	July 5, 2015		June 29, 2014		% Change
	(restated)
	( in thousands, except percentages)
Net revenues	$166,906	100.0%	$207,884	100.0%	(19.7)%
Cost of revenues	116,112	69.6%	148,184	71.3%	(21.6)%
Gross profit	50,794	30.4%	59,700	28.7%	(14.9)%
Selling, general and administrative expenses	42,394	25.4%	42,609	20.5%	(0.5)%
Special charges (recoveries), net	3,310	2.0%	1,257	0.6%	163.3%
Operating income	5,090	3.0%	15,834	7.6%	(67.9)%
Other expense (income):
Interest expense, net	805	0.5%	891	0.4%	(9.7)%
Other (income), net	(104)	(0.1)%	(384)	(0.2)%	(72.9)%
Total other expense, net	701	0.4%	507	0.2%	38.3%
Income before income taxes	4,389	2.6%	15,328	7.4%	(71.4)%
Provision for income taxes	2,517	1.5%	3,402	1.6%	(26.0)%
Net income	$1,872	1.1%	$11,926	5.7%	(84.3)%

Net Revenues
Net revenues for the three months ended July 5, 2015 decreased by $41.0 million, or 20%, to $166.9 million from $207.9 million for the three months ended June 29, 2014. The change in net revenues for the three months ended July 5, 2015 was attributable to the following:

	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange
	July 5, 2015	June 29, 2014
Segment
	(in thousands)
Energy	$127,230	$160,580	$(33,350)	$5,187	$(10,032)	$(18,572)	$(9,933)
Aerospace & Defense	39,676	47,304	(7,628)	—	(3,503)	(1,339)	(2,786)
Total	$166,906	$207,884	$(40,978)	$5,187	$(13,535)	$(19,911)	$(12,719)

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

Operating Income (Loss)
The change in operating income (loss) for the three months ended July 5, 2015 compared to the three months ended June 29, 2014 was as follows:

(in thousands)	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange	Restructuring Related Inventory & Special Charges / (Recoveries), net
	July 5, 2015	June 29, 2014
Segment	(restated)
Energy	$9,170	$22,992	$(13,822)	$(498)	$(402)	$(14,457)	$(1,174)	$2,709
Aerospace & Defense	1,397	(2,235)	3,632	—	(455)	7,744	(157)	(3,500)
Corporate	(5,477)	(4,923)	(554)	—	—	(265)	—	(289)
	$5,090	$15,834	$(10,744)	$(498)	$(857)	$(6,978)	$(1,331)	$(1,080)

Non-inventory restructuring related and special charges, net of recoveries, for the three months ended July 5, 2015 and June 29, 2014 were as follows:

	Three Months Ended July 5, 2015	Restructuring Related Inventory Charges(1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)

Segment
	(in thousands)
Energy	$3,219	$153	$2,922	$144
Aerospace & Defense	2,096	1,852	309	(65)
Corporate	—	—	—	—
Total	$5,315	$2,005	$3,231	$79

	Three Months Ended June 29, 2014	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)
Segment
	(in thousands)
Energy	$510	$—	$510	$—
Aerospace & Defense	5,597	5,139	458	—
Corporate	289	—	289	—
Total	$6,396	$5,139	$1,257	$—

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 16, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 16, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net
Future Projection

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

Operating income decreased $10.7 million, or 68%, to $5.1 million for the three months ended July 5, 2015, compared to $15.8 million for the same period in 2014.

Operating income for our Energy segment decreased $13.8 million, or 60%, to $9.2 million for the three months ended July 5, 2015, compared to $23.0 million for the same period in 2014. The year over year decrease in operating income was primarily driven by lower North American short-cycle volume (29%), higher losses at our Brazil business (16%), higher amortization expense, higher restructuring charges, and unfavorable foreign exchange fluctuations of $1.2 million (5%), partially offset by operational improvements at our large international projects business (5%). Operating margins declined 710 basis points to 7.2% compared to the same period in 2014, primarily due to North American short-cycle volume decreases and foreign exchange impact within our large international projects business, partially offset by savings from restructuring actions.

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

Provision for Income Taxes
The effective tax rate was 57.4% for the quarter ended July 5, 2015 compared to 22.2% for the same period of 2014. The tax rate in the quarter ended July 5, 2015 was impacted by the following items: additional tax expense of $1.3 million associated with the settlement of an Italy tax matter, additional tax expense of $1.1 million related to prior year taxes on foreign income, additional tax expense of $1.3 million related to foreign losses that have no tax benefit, partially offset by a valuation allowance adjustment of $1.7 million. Refer to Note 12 for additional information.

Results of Operations for the Six Months Ended July 5, 2015 Compared to the Six Months Ended June 29, 2014

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended July 5, 2015 and June 29, 2014:

	Six Months Ended		Six Months Ended
	July 5, 2015		June 29, 2014		% Change
	(restated)
	(in thousands, except percentages)
Net revenues	$332,766	100.0%	$419,070	100.0%	(20.6)%
Cost of revenues	229,323	68.9%	294,731	70.3%	(22.2)%
Gross profit	103,443	31.1%	124,339	29.7%	(16.8)%
Selling, general and administrative expenses	81,201	24.4%	87,498	20.9%	(7.2)%
Special charges	4,821	1.4%	100	0.0%	N/M*
Operating income	17,421	5.2%	36,741	8.8%	(52.6)%
Other (income) expense:
Interest expense, net	1,446	0.4%	1,809	0.4%	(20.1)%
Other (income), net	(610)	(0.2)%	(853)	(0.2)%	(28.5)%
Total other expense	836	0.3%	956	0.2%	(12.6)%
Income before income taxes	16,585	5.0%	35,785	8.5%	(53.7)%
Provision for income taxes	5,800	1.7%	9,227	2.2%	(37.1)%
Net income	$10,785	3.2%	$26,558	6.3%	(59.4)%
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

Operating Income (Loss)

The change in operating income (loss) for the six months ended July 5, 2015 compared to the six months ended June 29, 2014 was as follows:

	Six Months Ended		Total Change	Acquisition	Divestiture	Operations	Foreign Exchange	Restructuring Related Inventory & Special (Recoveries) Charges, net
	July 5, 2015	June 29, 2014
Segment	(restated)
	(in thousands)
Energy	$25,102	$44,766	$(19,664)	$(498)	$(203)	$(19,481)	$(2,402)	$2,920
Aerospace & Defense	4,250	4,335	(85)	—	481	500	97	(1,163)
Corporate	(11,931)	(12,360)	429	—	—	598	—	(169)
Total	$17,421	$36,741	$(19,320)	$(498)	$278	$(18,383)	$(2,305)	$1,588

Special charges and restructuring related inventory for the six months ended July 5, 2015 and June 29, 2014 were as follows:

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	July 5, 2015
	(in thousands)
Energy	4,118	$153	$2,955	$1,010
Aerospace & Defense	2,289	1,852	1,552	(1,115)
Corporate	420	—	—	420
Total	$6,827	$2,005	$4,507	$315

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	June 29, 2014
	(in thousands)
Energy	$1,197	$—	$1,197	$—
Aerospace & Defense	3,453	5,139	557	(2,243)
Corporate	589	—	289	300
Total	$5,239	$5,139	$2,043	$(1,943)

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 16, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 16, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net

Operating income decreased $19.3 million, or 53%, to $17.4 million for the six months ended July 5, 2015, compared to $36.7 million for the same period in 2014.

Operating income for our Energy segment decreased $19.7 million, or 44%, to $25.1 million for the six months ended July 5, 2015, compared to $44.8 million for the same period in 2014. The decrease in operating income was driven by lower shipment volumes from our North American short-cycle business (17%), higher losses at our Brazil business (11%), control valves business decreases (8%), a business divestiture (7%), higher special and restructuring charges (7%), and foreign exchange fluctuations (5%). Operating margins declined 400 basis points to 9.9% compared to the same period in 2014, primarily due to higher special and restructuring related costs, North American short-cycle volume decreases, partially offset by margin improvements in the downstream instrumentation business.

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

Provision for Taxes
The effective tax rate was 35.0% for the six months ended July 5, 2015 compared to 25.8% for the same period of 2014. The tax rate in the quarter ended July 5, 2015 was impacted by the following items: Italy tax expense of $1.3 million, additional income tax expense of $1.1 million related to an underaccrual, additional tax expense of $1.8 million related to foreign losses that have no tax benefit and valuation allowance adjustment of $1.7 million. Refer to Note 12 for additional information.

Net Income
Net income decreased $15.8 million to $10.8 million for the six months ended July 5, 2015, compared to $26.6 million for the same period in 2014.

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

During the six months ended July 5, 2015, we used $8.4 million of cash from operating activities compared to $27.4 million generated during the same period in 2014. The $35.7 million year over year increase in cash usage was primarily driven by a $45.1 million net decrease of operating assets and liabilities and $15.8 million decrease in net income. We used $27.9 million to purchase inventory compared to generating $3.6 million of cash from inventory during the first six months of 2014. In addition, we utilized $9.0 million to pay accounts payable and accrued expenses during the first six months of 2015 compared to increasing accounts payable and accrued expenses of $8.0 million during the second quarter of 2014.

During the six months ended July 5, 2015, we used cash of $82.8 million in investing activities as compared to usage of $5.6 million during the same period in 2014. The $77.2 million year over year increase in cash used was primarily driven by $80.0 million used to invest in the Schroedahl acquisition.

During the six months ended July 5, 2015, we generated $31.4 million from financing activities as compared to usage of $7.0 million during the same period in 2014. The $38.4 million year over year increase in cash generated from financing was primarily related to our net borrowing activity as we increased debt by $120.5 million, and made debt payments of $11.8 million. The cash inflow from additional net borrowings was partially offset by our purchase of $69.5 million of common stock. Total debt as a percentage of total shareholders’ equity was 27.1% as of July 5, 2015 compared to 2.8% as of December 31, 2014.

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

The ratio of current assets to current liabilities was 2.69:1 as of July 5, 2015 compared to 2.73:1 at December 31, 2014. The decrease in the current ratio was primarily due to a decrease in cash partially offset by an increase in inventory as of July 5, 2015 as compared to December 31, 2014.

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

At the time that our Quarterly Report on Form 10-Q for the three months ended July 5, 2015 was originally filed with the SEC on July 28, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 5, 2015. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 5, 2015 because of a material weakness in our internal control over financial reporting related to our Brazil operations. Specifically, we did not maintain sufficient financial reporting resources in our Brazil operations, which resulted in the ineffective execution of the required financial reporting controls. This material weakness resulted in the restatement of accounts receivable and prepaid expenses and other current assets as of July 5, 2015. Additionally, this material weakness, while not remediated could result in a misstatement of account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weakness, management, based upon the work performed during the restatement process, has concluded that our financial statements for the periods included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles and Article 10 of the Exchange Act for each of the periods presented herein.

Remediation Plan
With the oversight of senior management and the audit committee, we have begun taking steps to remediate the Brazil material weakness and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

1) Enhancing entity level business performance review controls,
2) Enhancing training, understanding and utilization of the ERP system
3) Supplementing our Brazil accounting professionals with additional technical accounting resources, and
4) Enhancing our company policies within the Brazil business unit.

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations. During the closure period we will perform these actions which are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; accordingly, the material weakness may continue for a period of time.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above began in the third quarter.

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

ITEM 3.	EXHIBITS

Exhibit No.		Description and Location
10.1§*		Executive Change of Control Agreement, dated as of June 10, 2015, between CIRCOR International, Inc. and Andrew Farnsworth.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015, as filed with the Securities and Exchange Commission on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 5, 2015 and December 31, 2014
	(ii)	Condensed Consolidated Statements of Income for the Three and Six Months Ended July 5, 2015 and June 29, 2014
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 5, 2015 and June 29, 2014
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 5, 2015 and June 29, 2014
	(v)	Notes to the Condensed Consolidated Financial Statements
§	Indicates management contract or compensatory plan or arrangement.
*	Previously filed on Form 10-Q on July 29, 2015.
**	Previously furnished on Form 10-Q on July 29, 2015.
***	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 9, 2015	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

November 9, 2015	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

November 9, 2015	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer