Form 10-Q
period 2015-10-04
CIRCOR INTERNATIONAL INC
filed 2015-11-09
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015.
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
As of November 5, 2015, there were 16,485,053 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 4, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,822	$121,372
Trade accounts receivable, less allowance for doubtful accounts of $9,342 and $9,536, respectively	143,601	156,738
Inventories	198,560	183,434
Prepaid expenses and other current assets	15,984	21,626
Deferred income taxes	22,114	22,861
Total Current Assets	434,081	506,031
PROPERTY, PLANT AND EQUIPMENT, NET	88,242	96,212
OTHER ASSETS:
Goodwill	121,357	72,430
Intangibles, net	53,248	26,887
Deferred income taxes	14,585	19,048
Other assets	2,848	4,114
TOTAL ASSETS	$714,361	$724,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,764	$87,112
Accrued expenses and other current liabilities	65,097	65,223
Accrued compensation and benefits	18,586	24,728
Notes payable and current portion of long-term debt	5,668	8,423
Total Current Liabilities	156,115	185,486
LONG-TERM DEBT, NET OF CURRENT PORTION	105,431	5,261
DEFERRED INCOME TAXES	16,490	7,771
OTHER NON-CURRENT LIABILITIES	28,346	32,111
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,485,053 and 17,681,955 shares issued and outstanding at October 4, 2015 and December 31, 2014, respectively	177	177
Additional paid-in capital	283,213	277,227
Retained earnings	251,409	250,635
Common treasury stock, at cost (1,254,721 shares at October 4, 2015)	(69,517)	—
Accumulated other comprehensive loss, net of taxes	(57,303)	(33,946)
Total Shareholders’ Equity	407,979	494,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$714,361	$724,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net revenues	$159,258	$203,818	$492,023	$622,888
Cost of revenues	113,865	141,601	343,187	436,333
GROSS PROFIT	45,393	62,217	148,836	186,555
Selling, general and administrative expenses	38,143	41,873	119,344	129,370
Impairment charges	2,502	—	2,502	—
Special charges, net	8,277	478	13,098	578
OPERATING (LOSS) INCOME	(3,529)	19,866	13,892	56,607
Other expense (income):
Interest expense, net	828	436	2,274	2,245
Other (income) expense, net	(587)	419	(1,197)	(434)
TOTAL OTHER EXPENSE, NET	241	855	1,077	1,811
(LOSS) INCOME BEFORE INCOME TAXES	(3,770)	19,012	12,816	54,796
Provision for income taxes	4,308	4,337	10,109	13,565
NET (LOSS) INCOME	$(8,078)	$14,675	$2,707	$41,231
(Loss) Earnings per common share:
Basic	$(0.49)	$0.83	$0.16	$2.34
Diluted	$(0.49)	$0.83	$0.16	$2.32
Weighted average number of common shares outstanding:
Basic	16,485	17,675	16,989	17,654
Diluted	16,485	17,779	17,029	17,763
Dividends paid per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net (loss) income	$(8,078)	$14,675	$2,707	$41,231
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(6,409)	(15,123)	(23,357)	(14,272)
Other comprehensive (loss), net of tax	(6,409)	(15,123)	(23,357)	(14,272)
COMPREHENSIVE (LOSS) INCOME	$(14,487)	$(448)	$(20,650)	$26,959
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 4, 2015	September 28, 2014
OPERATING ACTIVITIES
Net income	$2,707	$41,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	10,676	12,163
Amortization	6,742	2,367
Bad debt	2,832	948
Loss on write down of inventory	11,808	10,992
Compensation expense of share-based plans	5,811	5,956
Tax effect of share-based plan compensation	(259)	(744)
Loss (gain) on write down of property, plant and equipment	478	(133)
Impairment charges	2,502	—
Gain on sale of business	(1,044)	—
Change in operating assets and liabilities, net of effects of acquisition and disposition
Trade accounts receivable	8,118	(31,890)
Inventories	(29,260)	(11,151)
Prepaid expenses and other assets	(2,801)	(121)
Accounts payable, accrued expenses and other liabilities	(21,669)	14,953
Net cash (used in) provided by operating activities	(3,359)	44,571
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,604)	(8,900)
Proceeds from the sale of property, plant and equipment	1,200	761
Proceeds from the sale of affiliate	2,759	177
Business acquisition, net of cash acquired	(79,983)	—
Net cash used in investing activities	(85,628)	(7,962)
FINANCING ACTIVITIES
Proceeds from long-term debt	241,619	109,104
Payments of long-term debt	(141,830)	(125,140)
Debt issuance costs	—	(920)
Dividends paid	(1,937)	(2,011)
Proceeds from the exercise of stock options	259	420
Tax effect of share-based plan compensation	259	744
Purchases of common stock	(69,517)	—
Net cash provided by (used in) financing activities	28,853	(17,803)
Effect of exchange rate changes on cash and cash equivalents	(7,416)	(6,406)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,550)	12,400
Cash and cash equivalents at beginning of period	121,372	102,180
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,822	$114,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2014 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2014 consolidated financial statements, which were included in our Annual Report filed on Form 10-K. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the nine months ended October 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company recorded additions to property, plant and equipment of $1.1 million in the nine months ended October 4, 2015 compared to $1.1 million in the nine months ended September 28, 2014 for which cash payments had not yet been made.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended October 4, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in generally accepted accounting principles ("GAAP") when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is not permitted for annual periods beginning after December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. We expect the adoption of ASU 2014-09 will impact our consolidated financial statements.

(3) Inventories
Inventories consist of the following (in thousands):

	October 4, 2015	December 31, 2014
Raw materials	$60,395	$57,505
Work in process	95,829	82,130
Finished goods	42,336	43,799
Total inventories	$198,560	$183,434

(4) Business Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily serving the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition reported within the Energy segment. Acquisition-related costs of $0.1 million and $0.9 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expenses during the three months and nine months ended October 4, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $23.8 million under our existing credit facility.

The purchase price allocation is based upon a preliminary valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The purchase accounting is expected to be finalized by the end of fiscal 2015. The assets and liabilities pending finalization include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$36,316
Other current assets	11,736
Property, plant and equipment	1,999
Intangible assets	32,829
Current liabilities	(5,529)
Deferred tax liability	(10,450)
Other non-current liabilities	(642)
Total identifiable net assets	66,259
Goodwill	49,794
Total purchase price	$116,053

The estimated fair value of accounts receivable acquired approximates the contractual value of $4.3 million. The estimated goodwill recognized is attributable primarily to projected future profitable growth, market penetration, as well as an expanded customer base for the Energy segment. On a preliminary basis, we expect that a portion of the goodwill arising from the acquisition will be deductible for income tax purposes.
The Schroedahl acquisition resulted in the identification of the following identifiable intangible assets:

	Intangible assets acquired (in thousands)	Weighted average amortization period (in years)
Customer relationships	$22,185	7
Order backlog	3,993	1
Acquired technology	2,260	10
Trade name	4,391	Indefinite
Total intangible assets	$32,829
The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate which included the relief-from-royalty method, incremental cash flow method, multi-period excess earnings method and direct cash flow method, depending on the intangible asset being valued. Customer relationships, order backlog, and acquired technology are amortized on a cash flow basis. The trade name was assigned an indefinite life based on the Company’s intention to keep the Schroedahl name for an indefinite period of time. Refer to Note 5 for future expected amortization to be recorded.

The results of operations of Schroedahl have been included in our consolidated financial statements beginning on the acquisition date. The results for the three months ended and nine months ended October 4, 2015 include $8.3 million and $13.5 million of net revenue, and $0.9 million and $0.4 million of operating income, respectively. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.
(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of October 4, 2015 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430
Business acquisition	49,794	—	49,794
Currency translation adjustments	(749)	(118)	(867)
Goodwill as of October 4, 2015	$99,040	$22,317	$121,357

The table below presents gross intangible assets and the related accumulated amortization as of October 4, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,053	$(5,760)
Non-amortized intangibles (primarily trademarks and trade names)	15,747	—
Customer relationships	53,313	(21,908)
Order backlog	5,264	(3,063)
Other	9,150	(5,548)
Total	$89,527	$(36,279)
Net carrying value of intangible assets	$53,248

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 4, 2015 (in thousands):

	2015	2016	2017	2018	2019	After 2019
Estimated amortization expense	$3,016	$10,137	$8,053	$6,253	$4,614	$5,428

During the third quarter of 2015 we discontinued use of our Brazil indefinite-lived trademark as it was determined to have no future economic life. As such, we recorded a $0.5 million impairment charge during the quarter ended October 4, 2015.

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended October 4, 2015
Net revenues	$122,905	$36,353	$—	$159,258
Inter-segment revenues	183	75	(258)	—
Operating (loss) income	(685)	3,234	(6,078)	(3,529)
Interest expense, net				828
Other income, net				(587)
(Loss) before income taxes				$(3,770)
Identifiable assets	824,182	191,100	(300,921)	714,361
Capital expenditures	3,353	501	96	3,950
Depreciation and amortization	4,938	1,492	302	6,732

Three Months Ended September 28, 2014
Net revenues	$157,658	$46,160	$—	$203,818
Inter-segment revenues	200	46	(246)	—
Operating income (loss)	26,202	(630)	(5,706)	19,866
Interest expense, net				436
Other expense, net				419
Income before income taxes				$19,012
Identifiable assets	644,811	204,607	(98,924)	750,494
Capital expenditures	2,759	378	160	3,297
Depreciation and amortization	2,807	1,725	222	4,754

Nine Months Ended October 4, 2015
Net revenues	$377,721	$114,302	$—	$492,023
Inter-segment revenues	685	176	(861)	—
Operating income (loss)	24,417	7,484	(18,009)	13,892
Interest expense, net				2,274
Other income, net				(1,197)
Income before income taxes				$12,816
Identifiable assets at October 4, 2015	824,182	191,100	(300,921)	714,361
Capital expenditures	6,777	2,150	643	9,570
Depreciation and amortization	12,021	4,513	885	17,419

Nine Months Ended September 28, 2014
Net revenues	$480,825	$142,063	$—	$622,888
Inter-segment revenues	744	178	(922)	—
Operating income (loss)	70,969	3,705	(18,067)	56,607
Interest expense, net				2,245
Other income, net				(434)
Income before income taxes				$54,796
Identifiable assets at September 28, 2014	644,811	204,607	(98,924)	750,494
Capital expenditures	6,239	2,066	595	8,900
Depreciation and amortization	8,533	5,169	828	14,530

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of October 4, 2015 and September 28, 2014. Corporate Identifiable Assets after elimination of intercompany assets were $25.6 million and $33.1 million as of October 4, 2015 and September 28, 2014, respectively.

(7) (Loss) / Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	October 4, 2015			September 28, 2014
	Net (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(8,078)	16,485	$(0.49)	$14,675	17,675	$0.83
Dilutive securities, common stock options	—	—	—	—	104	0.00
Diluted EPS	$(8,078)	16,485	$(0.49)	$14,675	17,779	$0.83

	Nine Months Ended
	October 4, 2015			September 28, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$2,707	16,989	$0.16	$41,231	17,654	$2.34
Dilutive securities, common stock options	—	40	0.00	—	109	(0.02)
Diluted EPS	$2,707	17,029	$0.16	$41,231	17,763	$2.32

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 479,390 and 138,833 shares of common stock, for the nine months ended October 4, 2015 and September 28, 2014, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Stock options, RSU Awards and RSU MSPs covering 138,833 shares of common stock, for the three months ended September 28, 2014 were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value
The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these financial instruments. The cash equivalents are classified within the Level 1 hierarchy. As of October 4, 2015 and December 31, 2014, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity.

Foreign Currency Exchange Risk
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any unrealized gains and losses on our contracts are recognized as a component of other (income) expense, net in our consolidated statements of income.

As of October 4, 2015, we had thirteen forward contracts: ten U.S. Dollar/Euro contracts with a notional amount of $30.1 million and three Brazilian Real/Euro contracts with a total value of less than $0.1 million. This compares to six forward contracts as of December 31, 2014. The fair value asset of the derivative forward contracts as of October 4, 2015 was $0.6 million and was included in prepaid expenses and other current assets on our condensed consolidated balance sheet. This compares to a fair value liability of $0.5 million that was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2014. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification (“ASC”) Topic 820. The unrealized foreign exchange gain was $0.4 million compared to a $0.3 million loss for the nine month period ended October 4, 2015 and September 28, 2014, respectively.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of October 4, 2015.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 4, 2015 (in thousands):

Balance beginning December 31, 2014	$4,213
Provisions	2,211
Claims settled	(2,894)
Acquired reserves/other	719
Currency translation adjustment	136
Balance ending October 4, 2015	$4,385

Warranty obligations increased $0.2 million from $4.2 million as of December 31, 2014 to $4.4 million as of October 4, 2015 primarily related to our provisions offset by settled claims. For information regarding our acquisition refer to Note 4 to the condensed consolidated financial statements included in this Quarterly Report.

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

In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm, a product line in which we no longer are involved. The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million. Final settlement will be paid in October 2015.
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $55.1 million at October 4, 2015. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from October 4, 2015.
The following table contains information related to standby letters of credit instruments outstanding as of October 4, 2015 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$35,655
Greater than 12 months	19,430
Total	$55,085

(11) Defined Benefit Pension Plans

We maintain two benefit pension plans, a qualified noncontributory defined benefit plan and a nonqualified, noncontributory defined benefit supplemental plan that provides benefits to certain retired highly compensated officers and employees. To date, the supplemental plan remains an unfunded plan. These plans include significant pension benefit obligations which are calculated based on actuarial valuations. Key assumptions are made in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates. Benefits are based primarily on years of service and employees’ compensation.
As of July 1, 2006, in connection with a revision to our retirement plan, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006.

During the three and nine months ended October 4, 2015, we made cash contributions of $0.4 million and $1.2 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net period cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Interest cost on benefits obligation	$548	$545	$1,645	$1,636
Estimated return on assets	(723)	(697)	(2,169)	(2,091)
Loss amortization	210	127	632	379
Net periodic cost (benefit) of defined benefit pension plans	$35	$(25)	$108	$(76)

(12) Income Taxes
As of October 4, 2015 and December 31, 2014, we had $2.2 million and $2.0 million of unrecognized tax benefits, respectively, of which $2.1 million and $1.5 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The
Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions. During the second quarter 2015, the Company agreed to a settlement of $2.2 million with the Italian tax authorities regarding withholding taxes on certain intercompany dividends paid in 2009. $1.3 million of this settlement was recorded as tax expense during the second quarter of 2015 and $0.9 million was accrued as of December 31, 2014.

During the second quarter 2015, the Company recorded additional income tax expense of $1.1 million to correct a prior year underaccrual of tax on foreign income. Management believes the adjustment is immaterial to the prior period financial statements and the amount is not expected to be material to the financial statements for the year ending December 31, 2015.

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

The Company has a net domestic deferred income tax asset and a net foreign deferred tax liability. With regard to deferred income tax assets, we maintained a total valuation allowance of $15.0 million at October 4, 2015 and $9.4 million at December 31, 2014 due to uncertainties related to our ability to utilize certain of these assets, primarily consisting of foreign and state net operating losses and state tax credits carried forward. During 2015, we recorded an adjustment to our valuation allowance which reduced tax expense by $1.7 million, as well as an increase to the allowance of $7.3 million primarily due to changes in foreign currency exchange rates and additional losses which we expect to have no tax benefit. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign taxable income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign taxable income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of October 4, 2015, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards have been granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options previously granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of October 4, 2015, there were 575,470 stock options (including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") stock option awards noted below) and 198,419 restricted stock units outstanding of which 9,454 restricted stock units were granted in 2013 outside the plan as part of a new hire inducement award. In addition, there were 1,409,686 shares available for grant under the 2014 Plan as of October 4, 2015. As of October 4, 2015, there were 1,200 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted EPS. There is no difference in the EPS amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

The Black-Scholes option pricing model was used to estimate the fair value of each stock option grant at the date of grant excluding the 2013 and 2014 CEO and CFO stock option awards which were valued using the Monte Carlo option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatility utilized in the model are based on the historic volatility of the Company’s stock price at the value of the grant. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

During the nine months ended October 4, 2015, we granted 118,992 stock options compared with 164,503 stock options granted during the first nine months of 2014.

The average fair value of stock options granted during the first nine months of 2015 and 2014 was $17.88 and $26.32, respectively, and was estimated using the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	1.4%	1.8%
Expected life (years)	4.5	3.7
Expected stock volatility	40.4%	41.4%
Expected dividend yield	0.3%	0.2%

For additional information regarding the historical issuance of stock options including awards to our CEO and CFO, refer to our Form 10-K filed on February 18, 2015.

We account for RSU Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the nine months ended October 4, 2015 and September 28, 2014, we granted 60,090 and 34,942 RSU Awards with approximate fair values of $51.85 and $71.82 per RSU Award, respectively. During the first nine months of 2015 and 2014, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 60,090 RSUs granted during the nine months ended October 4, 2015, 26,094 are performance-based RSU awards. This compares to 11,881 performance-based RSU awards granted during the nine months ended September 28, 2014.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSU MSPs. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 38,965 and 32,752 with per unit discount amounts representing fair values of $17.11 and $23.61 were granted under the CIRCOR Management Stock Purchase Plan during the nine months ended October 4, 2015 and September 28, 2014, respectively.

Compensation expense related to our share-based plans for the nine month periods ended October 4, 2015 and September 28, 2014 was $5.8 million and $5.9 million, respectively. For the nine month period ended October 4, 2015, $5.4 million of compensation expense was recorded as selling, general and administrative expenses. In addition, $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. For the nine month period ended September 28, 2014, $5.9 million was recorded as selling, general and administrative expense. As of October 4, 2015, there was $8.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

The weighted average contractual term for stock options outstanding and options exercisable as of October 4, 2015 was 7.2 years and 6.5 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 4, 2015 was $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of October 4, 2015 was $0.3 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 4, 2015 was $2.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of October 4, 2015 was $5.0 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended October 4, 2015 was $0.5 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of October 4, 2015 was $0.5 million and less than $0.1 million, respectively.

We also grant Cash Settled Stock Unit Awards to certain international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the Company's closing stock price at the time of vesting. As of October 4, 2015, there were 29,970 Cash Settled Stock Unit Awards outstanding compared to 38,307 as of September 28, 2014. During the nine months ended October 4, 2015, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of October 4, 2015, we had $0.6 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.3 million as of September 28, 2014. Cash Settled Stock Unit Awards related compensation costs for the nine month periods ended October 4, 2015 and September 28, 2014 was $0.2 million and $0.4 million, respectively, and was recorded as selling, general, and administrative expense.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended October 4, 2015 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2014	$(5,112)	$(28,834)	$(33,946)
Other comprehensive (loss), net of tax	(23,357)	—	(23,357)
Balance as of October 4, 2015	$(28,469)	$(28,834)	$(57,303)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to net income were immaterial for the nine months ended October 4, 2015.

(15) Special & Restructuring Charges / (Recoveries)

General Background

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations ("Brazil Closure"). We recorded certain special charges for the third quarter of 2015 relating to our Brazil Closure decision. For information regarding our Brazil Closure refer to Note 16 to the condensed consolidated financial statements included in this Quarterly Report, for which disclosure is referenced herein.

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. During the first, second, and third quarters of 2015, we incurred $0.5 million, $0.3 million, and $0.1 million of special charges, respectively, primarily professional fees, associated with this acquisition.

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

On January 6, 2015, we announced the divestiture of two of our non-core businesses ("Divestitures") as part of our simplification strategy. During the fourth quarter of 2014, we recorded $3.4 million of special charges associated with incurred losses and expenses related to these divestitures. The Energy divestiture was substantially completed in the fourth quarter of 2014. During the first quarter of 2015, the Aerospace & Defense divestiture was substantially completed and we recorded a special gain of $1.0 million.

On April 22, 2014, we announced restructuring actions ("2014 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general and administrative expenses, reduced certain management layers, and closed a number of smaller facilities. The savings from these restructuring actions has been and will continue to be utilized for growth investments.

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

Special Related Impairment Charges

During the three months ended October 4, 2015, in response to challenging conditions in the Brazil market, the Company undertook certain assessments regarding our Brazil operations and strategy. As a result, management concluded that our operations in Brazil, more likely than not, will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. Given this conclusion, we performed an impairment analysis on our Brazil asset grouping. Under step 1 of the impairment test, if the carrying value of the asset group is less than the sum of the undiscounted cash flows expected from the related business then the asset group is impaired. The amount of impairment, if any, is measured in step 2 as the difference between the fair value of the asset group and its carrying value. The fair value of the asset group is based on what the Company could reasonably expect to sell each asset from the perspective of a market participant based upon estimates and judgments regarding the marketability and ultimate sales price of each individual asset. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted assets. As the data includes a number of unobservable inputs, these nonrecurring long-lived asset fair value measurements fall within Level 3 of the fair value hierarchy. We concluded that certain property, plant and equipment were impaired as of October 4, 2015. We recorded a $2.0 million impairment charge in the third quarter related to our impaired Brazil property, plant and equipment assets. In addition, we discontinued use of our Brazil indefinite-lived trademark as it was determined to have no future economic life. As such, we recorded a $0.5 million impairment charge during the quarter ended October 4, 2015.

The impairment charges described above are included in the impairment charges line on our consolidated statements of income.

Restructuring Related Inventory Charges

During the third quarter of 2015, we recorded restructuring related inventory charges of $6.4 million associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. For information regarding our Brazil Closure refer to Note 16 to the condensed consolidated financial statements included in this Quarterly Report.

During the second quarter of 2015, we recorded restructuring related inventory charges of $0.2 million associated with the exit of our Energy segment cable protection product line. These restructuring related inventory charges were included as cost of revenues.

During the second and third quarters of 2014, and second quarter of 2015, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million, $2.9 million and $2.0 million, respectively, within the Aerospace & Defense segment.

Q3 2015 Quarter-to-Date and Year-to-Date

During the three and nine months ended October 4, 2015, we recorded $8.3 million and $13.1 million, respectively, of non-inventory restructuring related and non-impairment special charges, net of recoveries, as shown in the tables below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of July 5, 2015				$8,327
Facility related recovery	(260)	—	—	(260)
Employee related expenses	539	63	—	602
Total restructuring charges	$279	$63	$—	$342
Acquisition related charges	59	—	—	59
Brazil Closure	7,876	—	—	7,876
Total special and restructuring charges	$8,214	$63	$—	$8,277
Special charges paid / settled				5,579
Accrued special and restructuring charges as of October 4, 2015				$11,025

	Special Charges / (Recoveries)
	As of and for the nine months ended October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2014				$9,133
Facility related expenses	121	257	—	378
Employee related expenses	3,319	1,284	—	4,603
Total restructuring charges	$3,440	$1,541	$—	$4,981
Divestitures	(2)	(1,042)	—	(1,044)
Acquisition related charges	865	—	—	865
Brazil Closure	7,876	—	—	7,876
Executive retirement charges	—	—	420	420
Total special and restructuring charges	$12,179	$499	$420	$13,098
Special charges paid / settled				11,206
Accrued special and restructuring charges as of October 4, 2015				$11,025

Q3 2014 Quarter-to-Date and Year-to-Date

During the three and nine months ended September 28, 2014, we recorded $0.5 million and $0.6 million, respectively, of non-inventory restructuring related and non-impairment special charges, net of recoveries, as shown in the tables below (in thousands):

	Special Charges / (Recoveries)
	As of and for the three months ended September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of June 29, 2014				$2,095
Facility related expenses	8	—	—	8
Employee related expenses	367	75	28	470
Total restructuring charges	$375	$75	$28	$478
Special charges paid / settled				901
Accrued special and restructuring charges as of September 28, 2014				$1,672

	Special Charges / (Recoveries)
	As of and for the nine months ended September 28, 2014
	Energy	Aerospace & Defense	Corporate	Total
Accrued special and restructuring charges as of December 31, 2013				$4,180
Facility related expenses	432	93	—	525
Employee related expenses	1,140	539	317	1,996
Total restructuring charges	$1,572	$632	$317	$2,521
Watts	—	—	300	300
TMW	—	(2,243)	—	(2,243)
Total special and restructuring charges (recoveries)	$1,572	$(1,611)	$617	$578
Special charges paid / settled				3,086
Accrued special and restructuring charges as of September 28, 2014				$1,672

Inception to Date
The following table (in thousands) summarizes our 2015 Announced Restructuring related special charges incurred during the nine months ended October 4, 2015:

	2015 Announced Restructuring Charges / (Recoveries), net as of October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$115	$257	$—	$372
Employee related expenses - incurred to date	3,322	693	—	4,015
Total restructuring related special charges - incurred to date	$3,437	$950	$—	$4,387
Additional special charges that we expect to be recorded with the 2015 Announced Restructuring actions are discussed in our Management's Discussion and Analysis included in Item 2 of this report.
The following table (in thousands) summarizes our 2014 Announced Restructuring related special charges incurred from the second quarter of 2014 through October 4, 2015. Charges with this action were finalized in the second quarter of 2015. We do not anticipate any additional restructuring related special charges associated with the 2014 Restructuring actions.

	2014 Announced Restructuring Charges / (Recoveries), net as of October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$(64)	$95	$—	$31
Employee related expenses - incurred to date	1,463	2,956	317	4,736
Total restructuring related special charges - incurred to date	$1,399	$3,051	$317	$4,767
The following table (in thousands) summarizes our 2013 Announced Restructuring related special charges incurred from the third quarter of 2013 through June 29, 2014. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges / (Recoveries), net as of October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$2,117	$473	$—	$2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054
The restructuring charges incurred to date that remain as of October 4, 2015 are expected to be paid in cash during the periods of Q4 2015 and Q1 2016.

(16) Subsequent Events

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations. Given the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras, we have made the decision to close our local manufacturing facility. CIRCOR Brazil has reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook have deteriorated.
In connection with the closure announced on November 9, 2015, we recorded $7.1 million in charges during the three months ended October 4, 2015, approximately $3.4 million of which are expected to result in future net cash expenditures. These charges relate to: net realizable value inventory charges of $1.9 million, the realizability of the value added tax recoverable for $1.8 million as our exit will stop future sales which are needed to recover these taxes paid, supplier cancellation penalties of $1.6 million as we have fixed purchase commitments which will be canceled, customer cancellation penalties of $1.0 million, litigation claims of $0.5 million that we deem probable for risk of loss, and professional fees $0.3 million.
These charges are in addition to the special related impairment charge of $2.5 million, restructuring related inventory charges of $4.5 million, and $2.7 million of other special charges associated with the exit of the gate, globe and check valves product line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company to remediate the material weakness related to its internal control as described in this Form 10-Q, the impact on historical financial statements of any known or unknown accounting errors, the magnitude of any restatements to the Company’s financial statements, the cyclicality and highly competitive nature of some of our end- markets which can affect the overall demand for and pricing of our products, changes in the price of and demand for oil & gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, potential security measure breaches or attacks, our ability to continue to successfully defend product liability actions including asbestos-related claims, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2014, together with subsequent reports we have filed with the SEC on Forms 10-Q, 10-Q/A, and 8-K, which may supplement, modify, supersede, or update those risk factors. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations for the Three Months Ended October 4, 2015 Compared to the Three Months Ended September 28, 2014 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended October 4, 2015 and September 28, 2014:

	Three Months Ended		Three Months Ended
	October 4, 2015		September 28, 2014		% Change
	( in thousands, except percentages)
Net revenues	$159,258	100.0%	$203,818	100.0%	(21.9)%
Cost of revenues	113,865	71.5%	141,601	69.5%	(19.6)%
Gross profit	45,393	28.5%	62,217	30.5%	(27.0)%
Selling, general and administrative expenses	38,143	24.0%	41,873	20.5%	(8.9)%
Impairment charges	2,502	1.6%	—	0.0%	N/M*
Special charges, net	8,277	5.2%	478	0.2%	1,631.6%
Operating (loss) income	(3,529)	(2.2)%	19,866	9.7%	(117.8)%
Other expense (income):
Interest expense, net	828	0.5%	436	0.2%	89.9%
Other (income) expense, net	(587)	(0.4)%	419	0.2%	(240.1)%
Total other expense, net	241	0.2%	855	0.4%	(71.8)%
(Loss) income before income taxes	(3,770)	(2.4)%	19,012	9.3%	(119.8)%
Provision for income taxes	4,308	2.7%	4,337	2.1%	(0.7)%
Net (loss) income	$(8,078)	(5.1)%	$14,675	7.2%	(155.0)%

* Not a meaningful percentage.

Net Revenues
Net revenues for the three months ended October 4, 2015 decreased by $44.6 million, or 22%, to $159.3 million from $203.8 million for the three months ended September 28, 2014. The change in net revenues for the three months ended October 4, 2015 was attributable to the following:

	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange
Segment	October 4, 2015	September 28, 2014
(in thousands)
Energy	$122,905	$157,658	$(34,753)	$8,316	$(10,667)	$(23,745)	$(8,657)
Aerospace & Defense	36,353	46,160	(9,807)	—	(3,446)	(4,323)	(2,038)
Total	$159,258	$203,818	$(44,560)	$8,316	$(14,113)	$(28,068)	$(10,695)

The Energy segment accounted for approximately 77% of net revenues for the three months ended October 4, 2015 and September 28, 2014, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $34.8 million, or 22%, for the three months ended October 4, 2015 compared to the three months ended September 28, 2014. The decrease was primarily driven by lower volume in our North American short-cycle businesses (18%), a business divestiture (7%), unfavorable foreign currency impact (5%) and lower shipment volume from our upstream instrumentation business (5%). These decreases were partially offset by higher revenues from our large international projects business (9%) and our acquisition (5%). Orders decreased $103.5 million to $94.2 million for the three months ended October 4, 2015 compared to $197.7 million for the same period in 2014. Backlog decreased $93.9 million to $210.6 million as of October 4, 2015 compared to $304.5 million as of September 28, 2014. The decline in Orders and Backlog is directly attributed to the deterioration of the oil and gas market.

Aerospace & Defense segment net revenues decreased by $9.8 million, or 21%, for the three months ended October 4, 2015 compared to the same period in 2014. The decrease was primarily driven by a business divestiture (7%), unfavorable foreign currency impact (4%), declines in our California-based business, including structural landing gear product line exits (4%) and declines in our UK Navy defense businesses (3%). Orders decreased $10.3 million to $34.3 million for the three months ended October 4, 2015 compared to $44.6 million for the same period in 2014, primarily due to the deferral of orders in our defense based actuation business (18%) and a business divestiture (7%). Order backlog decreased $33.1 million to $94.1 million as of October 4, 2015 compared to $127.2 million as of September 28, 2014, primarily as a result of lower bookings in our defense business.

Operating (Loss) Income
The change in operating (loss) income for the three months ended October 4, 2015 compared to the three months ended September 28, 2014 was as follows:

(in thousands)	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange	Restructuring Related Inventory & Special (Charges) / Recoveries, net
Segment	October 4, 2015	September 28, 2014
Energy	$(685)	$26,202	$(26,887)	$945	$(784)	$(16,335)	$6,040	$(16,753)
Aerospace & Defense	3,234	(630)	3,864	—	(578)	1,707	(127)	2,862
Corporate	(6,078)	(5,706)	(372)	—	—	(402)	2	28
	$(3,529)	$19,866	$(23,395)	$945	$(1,362)	$(15,030)	$5,915	$(13,863)

Restructuring related, impairment, and special charges, net of recoveries, for the three months ended October 4, 2015 and September 28, 2014 were as follows:

	Three Months Ended October 4, 2015	Restructuring Related Inventory Charges(1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)
Segment
	(in thousands)
Energy	$17,128	$6,412	$279	$10,437
Aerospace & Defense	63	—	63	—
Corporate	—	—	—	—
Total	$17,191	$6,412	$342	$10,437

	Three Months Ended September 28, 2014	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special Other (Recoveries) Charges, net (2)
Segment
	(in thousands)
Energy	$375	$—	$375	$—
Aerospace & Defense	2,925	2,850	75	—
Corporate	28	—	28	—
Total	$3,328	$2,850	$478	$—

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 15, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 15, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net.

Operating income decreased $23.4 million, or 118%, to a loss of $3.5 million for the three months ended October 4, 2015, compared to operating income of $19.9 million for the same period in 2014.

Operating income for our Energy segment decreased $26.9 million, or 103%, to a loss of $0.7 million for the three months ended October 4, 2015, compared to $26.2 million for the same period in 2014. The year over year decrease in operating income was primarily driven by higher special and restructuring charges (64%), higher losses at our Brazil business (37%) and North American short cycle business (35%). These declines were partially offset by growth at our large international projects business (14%), partially offset by favorable foreign currency impacts (23%).

Operating income for our Aerospace & Defense segment was $3.2 million for the three months ended October 4, 2015 which was a $3.9 million improvement from the $0.6 million loss recorded for the same period in 2014. The year over year increase in operating income was primarily driven by operational improvements and lower restructuring related inventory charges associated with the exit of certain landing gear product lines.

Corporate operating expenses increased $0.4 million, or 7%, to $6.1 million for the three months ended October 4, 2015, compared to $5.7 million for the same period in 2014, primarily due to higher professional fees.
Restructuring and Special Charges Future Projection

We expect to incur additional special charges between $0.2 million and $0.4 million within our Energy segment, which are primarily facility and employee related during the remainder of 2015 to finalize our 2015 restructuring actions. These restructuring activities are expected to be funded with cash generated from operations.

In July 2015, we announced the closure of one of the two Corona, California aerospace and defense manufacturing facilities, which is expected to result in additional 2016 special charges of approximately $3.8 million to $4.1 million.

In November 2015, we announced the closure of our Brazil manufacturing facilities, which is expected to result in additional 2015 and 2016 special charges of approximately $1.5 million to $1.7 million.

Interest Expense, Net
Interest expense, net increased by approximately $0.4 million to $0.8 million for the three months ended October 4, 2015, compared to $0.4 million for the three months ended September 28, 2014. This change in interest expense was primarily due to higher debt balances during the period.

Other (Income) Expense, Net
Other income, net was $0.6 million compared to other expense, net of $0.4 million for the three months ended October 4, 2015 and September 28, 2014, respectively. The difference of $1.0 million was primarily due to foreign currency fluctuations.

Provision for Income Taxes
After removing the Brazil loss of $19.2M and Brazil income of $0.3 million from the results of the quarter ended October 4, 2015 and the same period of 2014 respectively, the effective tax rate would have been 27.8% for the quarter ended October 4, 2015 compared to 23.1% for the same period of 2014. The tax rate in the quarter ended October 4, 2015 was negatively impacted by adjustments based on tax return filings, partially offset by statute expirations, in addition to tax benefits for foreign source income that occurred in the same period of 2014. Refer to Note 12 for additional information.

Results of Operations for the Nine Months Ended October 4, 2015 Compared to the Nine Months Ended September 28, 2014 (unaudited)

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the nine months ended October 4, 2015 and September 28, 2014:

	Nine Months Ended		Nine Months Ended
	October 4, 2015		September 28, 2014		% Change
	(in thousands, except percentages)
Net revenues	$492,023	100.0%	$622,888	100.0%	(21.0)%
Cost of revenues	343,187	69.8%	436,333	70.0%	(21.3)%
Gross profit	148,836	30.2%	186,555	30.0%	(20.2)%
Selling, general and administrative expenses	119,344	24.3%	129,370	20.8%	(7.7)%
Impairment charges	2,502	0.5%	—	0.0%	N/M*
Special charges, net	13,098	2.7%	578	0.1%	N/M*
Operating income	13,892	2.8%	56,607	9.1%	(75.5)%
Other expense (income):
Interest expense, net	2,274	0.5%	2,245	0.4%	1.3%
Other (income), net	(1,197)	(0.2)%	(434)	(0.1)%	N/M*
Total other expense, net	1,077	0.2%	1,811	0.3%	(40.5)%
Income before income taxes	12,816	2.6%	54,796	8.8%	(76.6)%
Provision for income taxes	10,109	2.1%	13,565	2.2%	(25.5)%
Net income	$2,707	0.6%	$41,231	6.6%	(93.4)%
*Not a meaningful percentage

Net Revenues
Net revenues for the nine months ended October 4, 2015 decreased by $130.9 million, or 21%, to $492.0 million from $622.9 million for the nine months ended September 28, 2014. The change in net revenues for the nine months ended October 4, 2015 was attributable to the following:

	Nine Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange
Segment	October 4, 2015	September 28, 2014
(in thousands)
Energy	$377,720	$480,825	$(103,105)	$13,503	$(31,253)	$(53,917)	$(31,438)
Aerospace & Defense	114,303	142,063	(27,760)	—	(9,377)	(10,677)	(7,706)
Total	$492,023	$622,888	$(130,865)	$13,503	$(40,630)	$(64,594)	$(39,144)

The Energy segment accounted for 77% of net revenues for the nine months ended October 4, 2015 and September 28, 2014 with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $103.1 million, or 21%, for the nine months ended October 4, 2015 as compared to the nine months ended September 28, 2014. The decrease was primarily driven by lower shipment volumes in the upstream North American short-cycle business (11%), unfavorable foreign currency impact (7%), a business divestiture (6%), and lower shipments in our downstream instrumentation businesses (3%). These revenue decreases were partially offset by higher shipment volume in our large international projects business (5%) and our Q2 2015 acquisition (3%). Energy segment orders decreased $168.9 million to $348.7 million for the nine months ended October 4, 2015, compared to $517.6 million for the same period in 2014, primarily due to a decrease in bookings in the North American short-cycle business (18%) and from a business divestiture (7%).

Aerospace & Defense segment net revenues decreased by $27.8 million, or 20%, for the nine months ended October 4, 2015, compared to the nine months ended September 28, 2014. The decrease was primarily driven by a business divestiture (7%), declines in our California-based business related to landing gear product line exit (6%), unfavorable foreign currency impact (5%), and lower volume in our UK defense business (3%). Orders for this segment decreased $24.4 million to $103.9 million for the nine months ended October 4, 2015, compared to $128.3 million for the same period in 2014, primarily as a result of order deferrals in our defense-based actuation businesses (14%), a business divestiture (7%), and partially offset by higher fluid controls orders (7%).

Operating Income (Loss)

The change in operating income (loss) for the nine months ended October 4, 2015 compared to the nine months ended September 28, 2014 was as follows:

(in thousands)	Nine Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange	Restructuring Related Inventory & Special (Charges) / Recoveries, net
Segment	October 4, 2015	September 28, 2014

Energy	$24,417	$70,969	$(46,552)	$447	$(987)	$(28,613)	$2,272	$(19,671)
Aerospace & Defense	7,484	3,705	3,779	—	(1,068)	1,457	(635)	4,025
Corporate	(18,009)	(18,067)	58	—	—	(161)	22	197
Total	$13,892	$56,607	$(42,715)	$447	$(2,055)	$(27,317)	$1,659	$(15,449)

Special charges and restructuring related inventory for the nine months ended October 4, 2015 and September 28, 2014 were as follows:

	Nine Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Other Special (Recoveries) Charges, net (2)
Segment	October 4, 2015
	(in thousands)
Energy	$21,244	$6,565	$3,440	$11,239
Aerospace & Defense	2,353	1,852	1,541	(1,040)
Corporate	420	—	—	420
Total	$24,017	$8,417	$4,981	$10,619

	Nine Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Other Special (Recoveries) Charges, net (2)
Segment	September 28, 2014
	(in thousands)
Energy	$1,573	$—	$1,573	$—
Aerospace & Defense	6,378	7,990	631	(2,243)
Corporate	617	—	317	300
Total	$8,568	$7,990	$2,521	$(1,943)

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 15, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 15, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net.

Operating income decreased $42.7 million, or 75% to $13.9 million for the nine months ended October 4, 2015, compared to $56.6 million for the same period in 2014.

Operating income for our Energy segment decreased $46.6 million, or 66%, to $24.4 million for the nine months ended October 4, 2015, compared to $71.0 million for the same period in 2014. The decrease in operating income was driven by higher special and restructuring charges (28%), lower shipment volumes from our North American short-cycle business (22%), higher losses at our Brazil business (21%). These decreases were partially offset by favorable foreign currency impacts (3%). As a result, operating margins declined 830 basis points to 6.5% compared to the same period in 2014.

Operating income for our Aerospace & Defense segment increased $3.8 million, or 102%, to $7.5 million for the nine months ended October 4, 2015, compared to $3.7 million for the same period in 2014. The increase in operating income was primarily a result of lower special and restructuring related charges (107%) and operational improvements in our California businesses (57%). These increases were partially offset by a business divestiture (29%), unfavorable foreign currency impacts (17%) and other operational declines spread among many businesses.

Corporate operating expenses decreased $0.1 million to $18.0 million for the nine months ended October 4, 2015, compared to the same period in 2014, primarily due to lower compensation related costs.

Interest Expense, Net
Interest expense, net, increased $0.1 million to $2.3 million for the nine months ended October 4, 2015, compared to $2.2 million for the nine months ended September 28, 2014. This change in interest expense was primarily due to higher outstanding debt balances during the period.

Other (Income) Expense, Net
Other income, net was $1.2 million for the nine months ended October 4, 2015 compared to other income, net of $0.4 million in the same period of 2014. The difference of $0.7 million was primarily due to foreign currency fluctuations.

Provision for Income Taxes
After removing the Brazil loss of $24.7 million and Brazil income of $0.1 million from the results of the nine months ended October 4, 2015 and the same period of 2014 respectively, the effective tax rate would have been 26.9% for the nine months ended October 4, 2015 compared to 24.8% for the same period of 2014. The tax rate in the quarter ended October 4, 2015 was impacted by the following items: Italy tax expense of $1.3 million, additional income tax expense of $1.1 million related to an under accrual, valuation allowance adjustment of $1.7 million, foreign losses that produce no tax benefit, as well as tax benefits for foreign source income that occurred in the same period of 2014. Refer to Note 12 for further disclosure.
Net Income
Net income decreased $38.5 million to $2.7 million for the nine months ended October 4, 2015, compared to $41.2 million for the same period in 2014.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in new machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, restructuring actions, acquisitions, dividend payments, pension funding obligations, share repurchase and debt service costs. We have historically generated cash from operations and believe we have resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the nine months ended October 4, 2015 (in thousands):

Cash flow (used in) provided by:
Operating activities	$(3,359)
Investing activities	(85,628)
Financing activities	28,853
Effect of exchange rate changes on cash and cash equivalents	(7,416)
Decrease in cash and cash equivalents	$(67,550)

During the nine months ended October 4, 2015, we used $3.4 million of cash from operating activities compared to $44.6 million generated during the same period in 2014. The $47.9 million year over year increase in cash usage was primarily driven by a $57.1 million decrease in working capital and $38.5 million decrease in net income. We utilized $21.7 million to pay accounts payable and accrued expenses during the first nine months of 2015 compared to increasing accounts payable and accrued expenses of $15.0 million during the third quarter of 2014. In addition, we used $29.3 million and $11.2 million to purchase inventory during the first nine months of 2015 and 2014, respectively.

During the nine months ended October 4, 2015, we used cash of $85.6 million in investing activities as compared to usage of $8.0 million during the same period in 2014. The $77.7 million year over year increase in cash used was primarily driven by $80.0 million used to invest in the Schroedahl acquisition.

During the nine months ended October 4, 2015, we generated $28.9 million from financing activities as compared to usage of $17.8 million during the same period in 2014. The $46.7 million year over year increase in cash generated from financing was primarily related to our net borrowing activity as we increased debt by $241.6 million, and made debt payments of $141.8 million. The cash inflow from additional net borrowings was partially offset by our purchase of $69.5 million of common stock. Total debt as a percentage of total shareholders’ equity was 27.2% as of October 4, 2015 compared to 2.8% as of December 31, 2014.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement"), that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of October 4, 2015, we had borrowings of $105.4 million outstanding under the Credit Agreement and $55.1 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations on October 4, 2015 and we believe it is reasonably likely that we will continue to meet such covenants in the near future.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the nine months ended October 4, 2015, we purchased 1,254,721 shares of common stock for $69.5 million under this share repurchase plan. We utilized our Credit Agreement to pay for the repurchased shares.

The ratio of current assets to current liabilities was 2.78:1 as of October 4, 2015 compared to 2.73:1 at December 31, 2014. The increase in the current ratio was primarily due to a decrease in cash partially offset by an increase in inventory as of October 4, 2015 as compared to December 31, 2014.

As of October 4, 2015, cash, cash equivalents, and short-term investments totaled $53.8 million, substantially all of which was held in foreign bank accounts. This compares to $121.4 million of cash, cash equivalents, and short-term investments as of December 31, 2014, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States ("U.S.") or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2015 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our 10-Q/A for the quarter ended July 5, 2015 and described below, our disclosure controls and procedures were not effective as of October 4, 2015.

Previously Reported Material Weakness
As reported in Item 4 on Form 10-Q/A for the quarter ended July 5, 2015, our management concluded that our disclosure controls and procedures were not effective as of that date because of a material weakness in our internal control over financial reporting related to our Brazil operations. The material weakness arose as the result of not maintaining sufficient financial reporting resources in our Brazil operations, which resulted in the ineffective execution of the required financial reporting controls. Notwithstanding such material weakness, management has concluded that our financial statements for the periods included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting
As discussed above, during the period covered by this Quarterly Report, management began implementing measures to remediate the identified material weakness in our internal control over financial reporting. Except for the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, for which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 except that the risk factor captioned “If our internal control over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected” is replaced in its entirety with the following risk factor:

Failure to maintain effective internal control over financial reporting or remediate material weaknesses could materially and adversely affect the Company's business and the market price of its common stock.

Under U.S. federal securities laws, we must maintain effective disclosure controls and procedures and internal control over financial reporting. In the three months ended October 4, 2015, management identified a material weakness in internal control over financial reporting that arose as the result of the failure of local finance staff in our Brazil operations to effectively execute established financial reporting controls. We have begun taking steps to remediate the Brazil material weakness and plan to take additional actions to remediate the underlying cause of this material weakness. In addition, we have announced our intention to exit our Brazil manufacturing operations. However, these remediation efforts are still in process and have not yet been completed and we cannot assure you that these efforts will be effective. Because of this material weakness, there is heightened risk that, until we have completely exited our Brazil manufacturing operations, a material misstatement of our annual or quarterly financial statements will not be prevented or detected. In addition, in our remediation of this material weakness, we may identify other deficiencies in our internal control over financial reporting and disclosure controls and procedures. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer when we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. This could lead to a decline in the market price for our common stock and impair our ability to raise capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working Capital Restrictions and Limitations upon Payment of Dividends
Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations at October 4, 2015 and December 31, 2014. We believe it is reasonably likely that we will continue to meet such covenants in the near future.

Share Repurchase Plan
The following table provides information about our repurchase of our common stock during the quarter ended October 4, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program
July 6th - October 4th	—	—	—
We repurchased shares under a program announced on December 18, 2014, which authorizes the Company to repurchase up to $75.0 million of the Company's outstanding common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. We initiated our repurchase program on March 16, 2015. Through October 4, 2015 we purchased 1,254,721 shares of common stock for $69.5 million under this share repurchase plan. No shares were purchased in the three months ended October 4, 2015.

ITEM 3.	EXHIBITS

Exhibit No.		Description and Location
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 4, 2015, as filed with the Securities and Exchange Commission on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of October 4, 2015 and December 31, 2014
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three and Nine Months Ended October 4, 2015 and September 28, 2014
	(iii)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended October 4, 2015 and September 28, 2014
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 4, 2015 and September 28, 2014
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

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