Form 10-K
period 2015-12-31
CIRCOR INTERNATIONAL INC
filed 2016-02-23
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $881,436,443. The registrant does not have any non-voting common equity.

As of February 12, 2016, there were 16,371,775 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 11, 2016. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2015.

Part I

Item 1.    Business

This annual report on Form 10-K (hereinafter, the “Annual Report”) contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (“SEC”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, the ability of the Company to remediate the material weakness related to its internal control as described in this Form 10-K, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999. As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

We design, manufacture and market highly engineered products and sub-systems used in the Oil & Gas, power generation, aerospace, defense, and other industrial markets. Within our major product groups, we manage a portfolio of flow control and actuation products, sub-systems and technologies that enable us to fulfill our customers’ unique application needs. We have a global presence and operate 18 major manufacturing facilities that are located in the United States, Western Europe, Morocco, India, and the People’s Republic of China. We have two reporting segments: CIRCOR Energy ("Energy Segment" or "Energy") and CIRCOR Aerospace & Defense ("Aerospace & Defense Segment" or "Aerospace & Defense"). We sell our products through approximately 700 distributors or representatives and directly to end-use customers.

Strategies

Our objective is to enhance shareholder value by focusing on growth, margin expansion, strong free cash flow, and disciplined capital deployment. We have a four-point strategy to achieve these objectives.
1) Growth Organically and Through Acquisitions. We leverage the power of our global design capabilities to develop innovative products that solve our customers’ most challenging and critical problems. New products will be an increasingly important part of our growth strategy going forward. In addition, we are positioning ourselves to grow in parts of our end markets where our products are under-represented. This could include establishing a presence in higher growth geographies where we have a limited presence today. It also could include taking products established in one end-market (e.g., distributed valves) and selling those solutions into other relevant end markets (e.g., large international projects in Oil & Gas).

In addition to organic growth, we expect to acquire businesses over time. We are primarily focused on companies with differentiated technologies in complementary markets that we already understand and where we expect substantial growth. In addition to strategic fit, the main criterion for an acquisition is return on invested capital.

2) Simplify CIRCOR. In 2013 we embarked on a long-term journey to simplify CIRCOR. While we made progress in 2014 and 2015, CIRCOR continues to operate with significant complexity. We have a large number of facilities relative to our size and believe that simplifying this structure will not only expand our margins by reducing cost, but will help us improve our customer service, operations, and controls. We continue to drive product management by obtaining in depth understanding of our customer needs and competitor capabilities in our end markets. Based on that understanding, we executed an innovative product, price and channel strategy that drives above market growth for CIRCOR.

3) Achieve World Class Operational Excellence. Our Global Operations and Supply Chain organizations are fully committed to achieving operational excellence in support of our customers’ expectations of perfect quality, on-time delivery and market competitiveness. We have introduced the CIRCOR Operating System ("COS") to create a disciplined culture of continuous improvement for driving operational excellence in the quality and delivery of our products and services. COS is comprised of ten business process attributes designed to engage and empower our employees to recognize and eliminate waste, work real-time problem solving as part of their everyday job experience, and enhance our performance both in operations and business office processes. Under COS our employees participate in a regimented training program and receive regular prescriptive assessments / action plans to drive process maturity. Quantitative performance metrics will define site certification levels to attain and sustain a level of quality, productivity and market competitiveness that delights our customers, shareowners, and employees.

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

Energy

Energy is a global provider of highly engineered integrated flow control solutions, valves and services in the Oil & Gas, power generation and industrial markets.

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

We plan to grow Energy by expanding our capabilities in Oil & Gas - upstream, mid-stream and downstream, as well as focusing on the global power generation infrastructure build-out in emerging markets. We expect to position the Company to grow through acquisitions.

Energy is headquartered in Houston, Texas and has manufacturing facilities in Oklahoma, Florida, South Carolina, New York, China, United Kingdom, Italy, India, Germany and the Netherlands. We are in the process of exiting our Brazil manufacturing operations which is expected to be completed in Q1 2016.

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

•
Power Generation: The power generation market is comprised of electric utilities and industrial power producers. Utilities generate, transmit, and distribute electricity for sale in a local market, while industrial power plants generate electrical power for use within the industrial facility, such as a power plant within a steel mill or within a desalination plant. Utilities and industrial power plants can be categorized by fuel or by design such as Cogeneration, Combined Cycle, Coal Gasification, Super-Critical, Ultra-Critical, Nuclear, and Hydro-electric. Our products are predominantly deployed around the boiler, turbine and generator of a power plant.

Brands

Energy provides its flow control solutions and services through the following significant brands:

Circle Seal Controls, Contromatics, CPC Cryolab, Dopak Sampling, GO Regulators, Gyrolok, Hoke, Hydroseal, KF Valves, Leslie Controls, Laurence, Mallard Control, Pibiviesse, Nicholson Steam Trap, Pipeline Engineering, Rockwood Swendeman, RTK, Schroedahl, Spence Engineering and Texas Sampling.

Products

Energy offers a range of flow control solutions (distributed and highly engineered) and services, including:

•	Valves (from 1/8 inch to 64 inches in diameter)

◦	Severe Service and General Service Control Valves

◦	Engineered Trunion and Floating Ball Valves

◦	Gate, Globe and Check Valves

◦	Automatic Re-circulation Valves for Pump Protection

•	Instrumentation Fittings and Sampling Systems, including Sight Glasses & Gauge Valves.

•	Liquid Level Controllers, Liquid Level Switches, Needle Valves, Pilot Operated Relief Valves, Plugs & Probes Pressure Controllers, Pressure Regulators, Safety Relief Valves.

•	Pipeline pigs, quick opening closure, pig signalers.

For our manufactured valve products, we ensure compliance with applicable federal, state and local regulations, as well as industrial standards including those issued by the American Petroleum Institute, International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, European Pressure Equipment Directive, and the American National Standards Institute. In addition, we need to meet standards that qualify us to be on authorized supplier lists with various global end users.

Customers

Energy’s products and services are sold to end-user customers, such as major oil companies, power generation, process industries and Engineering, Procurement and Construction companies, through sales channels that include direct sales, sales representatives, distributors, and agents.

Revenue and Backlog

Energy accounted for $502.1 million, $653.3 million and $661.0 million, or 77%, 78% and 77%, of our net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Energy’s backlog as of January 31, 2016 was $199.3 million compared with $248.4 million as of February 1, 2015. We expect to ship all but $6.1 million of the January 31, 2016 backlog by December 31, 2016. Energy backlog represents backlog orders we believe to be firm.

Aerospace & Defense

Aerospace & Defense is an industry leader with primary focus areas of actuation and fluid control systems (electromechanical,

pneumatic and hydraulic) and services.

Aerospace & Defense sub-systems, components and products are used in many commercial and military aircraft, including single and twin-aisle air transport, business and regional jets, military transports and fighters, and commercial and military rotorcraft. Other markets include unmanned aircraft, shipboard applications, military ground vehicles and space.

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

•
Defense: The defense market we serve includes military and naval applications where controls or motion switches are needed. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, submarines, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including MRO.

Brands

Aerospace & Defense provides actuation and fluid control systems and services for critical aerospace and defense applications through the following brands: CIRCOR Aerospace, Circle Seal Controls, Aerodyne Controls, CIRCOR Bodet, CIRCOR Industria, and Hale Hamilton.

Products
Aerospace & Defense primarily manufactures fluid controls (electromechanical, pneumatic, hydraulic), and actuation components and sub-systems. This includes high-quality pneumatic control components and systems for the aerospace, defense, space, and alternative fuels markets. In the manufacture of our products, we must comply with certain certification standards, such as AS9100C, ISO 9001:2008, National Aerospace & Defense Contractors Accreditation Program, Federal Aviation Administration Certification and European Aviation Safety Agency as well as other customer qualification standards.

Customers

Aerospace & Defense products and services are used by a range of customers, including those in the military and defense, commercial aerospace, and business and general aviation markets. Our customers include aircraft manufacturer's (OEM's) and Tier 1 suppliers to these manufacturers.

Revenue and Backlog

Aerospace & Defense accounted for $154.1 million, $188.2 million and $196.8 million, or 23%, 22% and 23%, of our net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Aerospace & Defense backlog as of January 31, 2016 was $89.7 million compared with $106.5 million as of February 1, 2015. We expect to ship all but $2.4 million of the January 31, 2016 backlog by December 31, 2016.

Aerospace & Defense backlog represents orders we believe to be firm including future customer demand requirements on long-term aerospace product platforms where we are the sole source provider. We determine the amount of orders to include in our backlog for such aircraft platforms based on 12 months demand published by our customers.

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

The primary competitors of our Energy segment include: Balon Corporation, Cameron International Corp., Curtiss-Wright Corporation, Flowserve Corporation, IMI plc, Pentair Ltd, PetrolValves S.R.L., SPX Flow, Inc., Swagelok Company, Emerson Electric Co. and Valvitalia S.p.A.

The primary competitors of our Aerospace & Defense segment include: Crane Co., Cobham PLC, Eaton Corporation, GE Aviation, Heroux Devtek Inc., Lee Aerospace Inc., Magnaghi Aeronautica SpA, Marotta Controls, Inc., Maxon Corporation, Meggitt PLC, and Triumph Group, Inc..

New Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, high temperature, and caustic flow. Our solutions offer high standards of reliability, safety and durability in applications requiring precision movement and zero leakage.

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Energy segment operation can meet the tolerance requirements of sub-sea, cryogenic environments as well as critical service steam applications. Our Aerospace & Defense segment continues to expand its integrated systems design and testing capability to support bundled sub-systems for aeronautics applications. These testing and manufacturing capabilities enable us to develop customer-specified applications. In many cases, the unique characteristics of our customer-specified technologies have been subsequently used in broader product offerings.

Our India organization is a global engineering and technology center which provides us engineering capability and capacity for new designs. Our research and development expenditures for the years ended December 31, 2015, 2014 and 2013, were $5.9 million, $7.8 million and $6.5 million, respectively.

Customers

For the years ended December 31, 2015, 2014 and 2013, we did not have any customers with revenues that exceeded 5% of our consolidated revenues. Our businesses sell into both long-term capital projects as well as short cycle rapid turn operators. As a result, we tend to experience fluctuations in revenues and operating results at various points across economic and business cycles. Our businesses, particularly those in the Energy segment, are cyclical in nature due to the fluctuation of the worldwide price, supply and demand for oil and gas. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets decreases as our customers with higher production costs will cut back investment and reduce purchases from us. The number of active rigs in North American short-cycle Oil & Gas market is a strong indicator of demand and, therefore, our distributed valves products. In addition, the level of capital expenditures by national oil companies or the oil majors in exploration and production activities drive demand for our long cycle, engineered valves products. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand.

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

Raw Materials

The raw materials used most often in our production processes are castings, forgings and bar stock of various materials, including stainless steel, carbon steel, bronze, copper, brass, titanium and aluminum. These materials are subject to price fluctuations that may adversely affect our results of operations. We purchase these materials from numerous suppliers and at times experience constraints on the supply of certain raw material as well as the inability of certain suppliers to respond to our needs. Historically, increases in the prices of raw materials have been partially offset by higher sales prices, active materials management, project engineering programs and the diversity of materials used in our production processes.

Employees and Labor Relations

As of January 31, 2016, our worldwide operations directly employed 2,500 people. We have 24 employees in the United States who are covered by a single collective bargaining agreement. We also have approximately 202 employees in France, 195 in Italy, 126 in Germany, 44 in Brazil, 42 in the United Kingdom, 40 in the Netherlands and 67 in Morocco covered by governmental regulations or workers’ councils. We believe that our employee relations are good at this time.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission on a quarterly basis, additional reports on Form 8-K from time to time, and a Definitive Proxy Statement and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K, Definitive Proxy Statement and Form 10-K reports are available without charge, as soon as reasonably practicable after they have been filed with the SEC, from our Investor Relations website at http://investors.CIRCOR.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

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

In particular, our Energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. A decline in oil price will have a similar impact on the demand for our products, particularly in markets, such as North America, where the cost of oil production is relatively higher. As a result, we historically have generated lower revenues and profits in periods of declining demand or prices for crude oil and natural gas. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. In the latter half of fiscal year 2014, the price of oil dropped dramatically due to various economic and geopolitical factors. This has continued throughout 2015 and has had a sustained impact on specifically upstream Oil & Gas. Lower oil prices results in many of our customers reducing their spending on our products as production reduces or prices are cut. We are unable to predict when the downturn will end and a sustained depression of oil prices would result in a decreased demand for our oil and gas products which could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military, and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations. The number of active rigs in North American short-cycle Oil & Gas market is a strong indicator of demand and, therefore, our distributed valves products. In addition, the level of capital expenditures by national oil companies or the oil nations in exploration and production activities drive demand for our long cycle, engineered valves products. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition or results of operations. We have continuously enhanced and improved Lean manufacturing techniques as part of the CIRCOR Operating System. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we ultimately are unable to continuously improve our processes, our results of operations may suffer.

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

A focus of our Company is to simplify the way we are organized and the number of facilities we manage. We believe that such focus will reduce overhead structure, enhance operational synergies, and result in improved operating margins and customer service. Nevertheless, we may not achieve expected cost savings from restructuring and simplification activities and actual charges, costs and adjustments due to such activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies, margin improvement, and revenue enhancements may be affected by a number of factors, including the following: our ability to effectively eliminate duplicative overhead, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings; and our ability to avoid labor disruption in connection with integration efforts or divestitures.

If we do not realize the expected benefits or synergies of any acquisition, divestiture, restructuring, or simplification activities, our business, financial condition, results of operations and cash flow could be negatively impacted.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations, changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions, and unexpected changes in regulatory requirements. For example, during the past few years, we have increased our investment in Brazil. During 2014, political activities in Brazil, including strong efforts by the Brazilian government to eliminate corruption from state owned entities such as Petrobras, have resulted in project deferrals, contract cancellations, as well as, payment delays to key contractors on various Petrobras projects. These delays created cash flow problems for certain contractors which, in turn, have resulted in delayed payment for product we have previously shipped as well as postponement or cancellation of pending orders. As a result this has created cash flow problems for certain contractors which, in turn, have resulted in delayed payment for product we have previously shipped as well as postponement or cancellation of pending orders resulting in a decline in revenue. In 2015, we determined to exit our Brazil manufacturing operations and recorded restructuring related inventory charges of $8.7 million associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. This situation and/or one or more of these factors could prevent us from successfully expanding our presence in these international markets and could also have a material adverse effect on our current international operations.

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

We may use forward contracts to help manage the currency risk related to certain business transactions denominated in foreign currencies. We primarily utilize forward exchange contracts with maturities of less than eighteen months. To the extent these transactions are completed, the contracts minimize our risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that the counter party to the contract will perform their contractual obligations to us to realize the anticipated benefits of the contracts.

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

The trading price of our common stock may be, and, in the past, has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet our performance estimates or performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing shareholders; general stock market conditions; fluctuations in oil and gas prices or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. In recent years, the unprecedented nature of oil prices, credit and financial crises and economic recessions, together with the uncertain depth and duration of these crises, has rendered such forecasting more difficult. As a result, our actual results have differed materially and going forward could differ materially from our forecasts which could cause further volatility in the value of our common stock.

For example, in recent years the stock market as a whole experienced dramatic price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

We have identified a material weakness related to our internal controls and if we are unable to remediate the identified material weakness or additional material weaknesses are discovered, our Company could be materially harmed

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. As reported in Item 4 on Form 10-Q/A for the quarter ended July 5, 2015, our management concluded that our disclosure controls and procedures were not effective as of that date and as of December 31, 2015 because of a material weakness in our internal control over financial reporting related to our Brazil operations. The material weakness arose as the result of not maintaining sufficient financial reporting resources in our Brazil operations, which resulted in the ineffective execution of the required financial reporting controls.

Although our restated financial statements have been filed with the SEC, we are in the process of remediating the material weaknesses identified above, primarily through:

1) Enhancing entity level business performance review controls,
2) Enhancing training, understanding and utilization of the ERP system,
3) Supplementing our Brazil accounting professionals with additional technical accounting resources, and

4) Enhancing our company policies within the Brazil business unit.

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations. During the closure period we have and will perform these remediation actions which are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we have implemented new and improved controls at Brazil as of December 31, 2015, we have not verified our operating effectiveness through internal audit testing. We expect the material weakness to be fully remediated when we shut down the site in Q1 2016. If we fail to remediate these material weakness or fail to otherwise maintain effective controls over financial reporting in the future, we might not be able to prevent or detect on a timely basis a material misstatement of our financial statements, which could cause investors and other users to lose confidence in our financial data.
In addition, if either management or our independent registered public accounting firm identifies additional material weaknesses in internal control over financial reporting that exist as of the end of our fiscal year, the additional material weakness(es) will be reported either by management in its self assessment or by our independent registered public accounting firm in its report or both, which may result in a loss of public confidence and could have an adverse affect on our business and our stock price. This could also result in significant additional expenditures responding to the Section 404 control audit and a diversion of management attention.
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

Under the conflict minerals rule, public companies must disclose whether specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which became effective for 2013, requires a disclosure report to be filed by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The conflicts mineral rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

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

Our Energy segment has major manufacturing facilities located in the United States, Italy, the United Kingdom, Germany, India, the Netherlands and the People’s Republic of China. Properties in Nerviano, Italy and Spartanburg, South Carolina are leased. Our Aerospace & Defense segment has major manufacturing facilities located in the United States, France, the United Kingdom and Morocco. Properties in Hauppauge, New York and Corona, California are leased.

Segment	Leased	Owned	Total
Energy	3	8	11
Aerospace & Defense	2	5	7
Total	5	13	18

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our CIRCOR Operating System. We believe that our current facilities in mature markets will meet our near-term production requirements without the need for additional facilities.

Refer to Note 4, Special Charges, net which discloses our closure and exit of our Brazil manufacturing operations ("Brazil
Closure") and the impact on our properties, including machinery, tools and equipment.

Item 3.    Legal Proceedings

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

Our Board of Directors is responsible for determining our dividend policy. Although we currently intend to continue paying quarterly cash dividends, the timing and level of such dividends will necessarily depend on our Board of Directors’ assessments of earnings, financial condition, capital requirements and other factors, including restrictions, if any, imposed by our lenders. In the fourth quarter of 2015 we completed our share repurchase program in which we purchased $75 million of the Company's outstanding common stock during the year. See “Liquidity and Capital Resources” under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As of February 12, 2016, there were 16,371,775 shares of our common stock outstanding and we had 61 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

Set forth below is a table and line graph comparing the percentage change in the cumulative total stockholder return on the Company’s common stock, based on the market price of the Company’s common stock with the total return of companies included within the Standard & Poor’s 500 Composite Index and both a current and former peer group of companies engaged in the valve, pump, fluid control and related industries for the five-year period commencing December 31, 2010 and ending December 31, 2015. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock, the Standard & Poor’s 500 Composite Index and the peer groups on December 31, 2010 and the reinvestment of all dividends. The historical information set forth below is not necessarily indicative of future performance.

	12/10	12/11	12/12	12/13	12/14	12/15
CIRCOR International, Inc.	100%	83.88%	94.46%	193.27%	144.51%	101.36%
S&P 500	100%	102.11%	118.45%	156.82%	178.29%	180.75%
Peer Group (1)	100%	95.67%	119.94%	166.48%	144.02%	124.28%

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

The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from our audited consolidated financial statements not included in this Annual Report.

Selected Financial Data
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data (1):
Net revenues	$656,267	$841,446	$857,808	$845,552	$822,349
Gross profit	199,332	257,020	267,601	241,543	225,395
Operating income	26,174	64,757	69,173	46,531	56,298
Income before income taxes	22,428	63,261	64,037	41,759	50,196
Net income	9,863	50,386	47,121	30,799	36,634
Balance Sheet Data:
Total assets	$669,915	$724,722	$726,650	$709,981	$722,523
Total debt	90,500	13,684	49,638	70,484	105,123
Shareholders’ equity	400,777	494,093	476,887	418,247	384,085
Total capitalization	491,277	507,777	526,525	488,731	489,208
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$27,142	$70,826	$72,206	$60,523	$(48,833)
Investing activities	(87,726)	(1,842)	(13,264)	(17,629)	(38,005)
Financing activities	2,251	(37,724)	(19,235)	(37,408)	97,052
Interest expense, net	2,844	2,652	3,161	4,259	3,930
Capital expenditures	12,711	12,810	17,328	18,170	17,901
Diluted earnings per common share	$0.58	$2.84	$2.67	$1.76	$2.10
Diluted weighted average common shares outstanding	16,913	17,768	17,629	17,452	17,417
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

(1)
See Goodwill and Other Intangible Assets in Note 7 and Special Charges / Recoveries in Note 4 of the consolidated financial statements for more detail on impairment charges, special charges and inventory restructuring actions for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013 which are included in operating income above. The statement of income data for the year ended December 31, 2015 includes $8.7 million related to our Brazil manufacturing facility exit. The statement of income data for the year ended December 31, 2015 and December 31, 2014 includes special charges of $1.0 million and $3.4 million relating to our divestitures. The statement of income data for the year ended December 31, 2013 includes special charges of $1.1 million relating to our CFO retirement. The statement of income data for the year ended December 31, 2012 includes special charges of $2.5 million and impairment charges of $10.3 million relating to our repositioning activities, as well as special charges of $2.7 million relating to the company's CEO separation. On February 4, 2011, we acquired the stock of Valvulas S.F. Industria e Comercio Ltda. (“SF Valves”), a Sao Paulo, Brazil based manufacturer of valves for the energy market. The statement of income data for the year ended December 31, 2011 includes Sao Paulo revenue of $13.1 million. In addition, the statement of income data for the year ended December 31, 2011 includes Leslie asbestos and bankruptcy costs of $0.7 million primarily within our Energy segment.

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

In 2016, we expect lower demand, especially in our upstream Oil & Gas markets, due to the current macro-economic situation from the decline in oil prices, stronger U.S. dollar, a weak European economy, and other geopolitical risks.  Our North American short-cycle business has been adversely impacted by the reduction of North American upstream production activity as well as the destocking of the distribution channels.  For our large engineered projects businesses, we are seeing project delays and capital expenditure reductions by many national oil companies and oil majors, which we expect to have an adverse impact on our large project revenue in the longer term. However, we expect to see modest growth in other markets we serve: the Asian power generation markets, the global liquefied natural gas market, and certain mid and down-stream energy markets.  We believe the Aerospace & Defense markets will experience modest growth based on increases in OEM production rates, volume growth for specific defense related platforms and MRO demand.

We are implementing actions to mitigate the impact on our earnings and better align our businesses with the lower demand environment. In addition, we will continue to focus on acquisition growth opportunities and we are investing in products and technologies that help solve our customers’ most difficult problems.  We expect to further simplify CIRCOR by standardizing technology, reducing facilities, consolidating suppliers among other actions achieving world class operational excllence, including product management, is critical to our success.  Finally, attracting and retaining talented personnel, including the development of our global sales, operations, and engineering organization, remains an important part of our strategy during 2016.

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For information regarding our critical accounting policies refer to Note 2 to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2015 and December 31, 2014:

	Year Ended
	December 31, 2015		December 31, 2014		% Change
	(in thousands, except percentages)
Net revenues	$656,267	100.0%	$841,446	100.0%	(22.0)%
Cost of revenues	456,935	69.6%	584,426	69.5%	(21.8)%
Gross profit	199,332	30.4%	257,020	30.5%	(22.4)%
Selling, general and administrative expenses	156,302	23.8%	178,800	21.2%	(12.6)%
Impairment charges	2,502	0.4%	726	0.1%	244.6%
Special charges, net	14,354	2.2%	12,737	1.5%	12.7%
Operating income	26,174	4.0%	64,757	7.7%	(59.6)%
Other expense (income):
Interest expense, net	2,844	0.4%	2,652	0.3%	7.2%
Other expense (income), net	902	0.1%	(1,156)	(0.1)%	(178.0)%
Total other expense, net	3,746	0.6%	1,496	0.2%	150.4%
Income before income taxes	22,428	3.4%	63,261	7.5%	(64.5)%
Provision for income taxes	12,565	1.9%	12,875	1.5%	(2.4)%
Net income	$9,863	1.5%	$50,386	6.0%	(80.4)%

Net Revenues

Net revenues for the year ended December 31, 2015 decreased by $185.2 million, or 22%, to $656.3 million from $841.4 million for the year ended December 31, 2014. The change in net revenues for the year ended December 31, 2015 was attributable to the following:

	Year Ended			Divestitures
Segment	December 31, 2015	December 31, 2014	Total Change		Acquisitions	Operations	Foreign Exchange
	(in thousands)
Energy	$502,133	$653,257	$(151,124)	$(39,719)	$21,002	$(92,174)	$(40,233)
Aerospace & Defense	154,134	188,189	(34,055)	(11,500)	—	(13,162)	(9,393)
Total	$656,267	$841,446	$(185,179)	$(51,219)	$21,002	$(105,336)	$(49,626)

Our Energy segment accounted for 77% of net revenues for the year ended December 31, 2015 compared to 78% for the year ended December 31, 2014, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased $151.1 million, or 23%, for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily driven by lower shipment volumes in the North America short-cycle market (13%), unfavorable foreign currency (6%), and a business divestiture (6%). This was partially offset by revenue from the April 2015 acquisition (3%). The unfavorable foreign currency is primarily due to the weakening of the Euro against the U.S. dollar. Energy segment orders decreased $229.4 million, or 34%, to $446.5 million for the year ended December 31, 2015 compared to $675.9 million for the same period in 2014, primarily due to lower bookings in the North American short-cycle market (19%), a business divestiture (6%), downstream instrumentation business (4%), and control valves (4%). Lower orders in the North American short-cycle market were impacted by the destocking of our distributors as well as lower production activity overall.

Aerospace & Defense segment net revenues decreased by $34.1 million, or 18%, for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily driven by declines in our California business related to structural landing gear product lines exit (14%) and unfavorable foreign currency (5%). The unfavorable foreign currency is primarily due to the weakening of the Euro against the U.S. dollar. Aerospace & Defense segment orders decreased $29.5 million, or 17%, to $143.9 million for the year ended December 31, 2015 compared to $173.4 million for the same period in 2014, primarily due to our defense based actuation business (9%) and a business divestiture (7%).

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was as follows:

	Year Ended		Total Change	Divestitures	Acquisition	Operations	Foreign Exchange	Special and Restructuring Charges, net
Segment	December 31, 2015	December 31, 2014
	(in thousands)
Energy	$37,961	$85,316	$(47,355)	$(1,544)	$1,247	$(30,868)	$(2,575)	$(13,615)
Aerospace & Defense	11,117	3,473	7,644	(1,362)	—	3,554	(718)	6,170
Corporate	(22,904)	(24,032)	1,128	—	—	1,681	25	(578)
Total	$26,174	$64,757	$(38,583)	$(2,906)	$1,247	$(25,633)	$(3,268)	$(8,023)

Special and restructuring charges (including inventory restructuring charges) for the years ended December 31, 2015 and December 31, 2014 were as follows:

	Year Ended	Inventory Restructuring (1)	Restructuring Charges, net (2)	Impairment Charges (3)	Special Charges (Recoveries), net (2)
Segment	December 31, 2015
	(in thousands)
Energy	$25,416	$7,073	$2,784	$2,502	$13,057
Aerospace & Defense	2,865	2,317	1,663	—	(1,115)
Corporate	1,195	—	—	—	1,195
Total	$29,476	$9,390	$4,447	$2,502	$13,137

	Year Ended	Inventory Restructuring (1)	Restructuring Charges, net (2)	Impairment Charges (3)	Special Charges (Recoveries), net (2)
Segment	December 31, 2014
	(in thousands)
Energy	$11,801	$—	$2,160	$425	$9,216
Aerospace & Defense	9,035	7,990	2,557	301	(1,813)
Corporate	617	—	317	—	300
Total	$21,453	$7,990	$5,034	$726	$7,703

(1) Inventory Restructuring charges are included in Cost of Revenues. See Note 4, Special Charges, net for additional detail on inventory restructuring charges.
(2) See Note 4, Special Charges, net for additional detail.
(3) See Note 7, Goodwill and Other Intangible Assets, for additional detail on Impairment Charges.

Operating income decreased $38.6 million, or 60%, to $26.2 million for the year ended December 31, 2015 compared to $64.8 million for the same period in 2014.

Operating income for our Energy segment decreased $47.4 million, or 56%, to $38.0 million for the year ended December 31, 2015 compared to $85.3 million for the same period in 2014. The decrease in operating income was primarily due to lower shipment volumes from our North America short-cycle business (32%) and special charges including the exit of our Brazil manufacturing operations (24%). This was partially offset by operating income from the April 2015 acquisition (1%). Refer to Note 4, Special Charges, net for details regarding the Brazil manufacturing operations exit.

Operating income for our Aerospace & Defense segment increased $7.6 million, or 220%, to $11.1 million for the year ended December 31, 2015 compared to $3.5 million for the same period in 2014. The increase in operating income was primarily due to restructuring savings and operational efficiencies in our California (105%) and French (55%) businesses. The increase was also attributed to lower net inventory restructuring, impairment, & special charges (61%) at our California business year over year.

Corporate operating expenses decreased $1.1 million, or 5%, to $22.9 million, for the year ended December 31, 2015 compared to the same period in 2014, primarily due to lower compensation costs and cost control.

Interest Expense, Net

Interest expense, net, increased $0.2 million to $2.8 million for the year ended December 31, 2015 compared to $2.7 million for the year ended December 31, 2014. This change in interest expense, net was primarily due to higher outstanding debt balances during the period.

Other Expense (Income), Net

Other expense, net, was $0.9 million for the year ended December 31, 2015 compared to other income, net of $1.2 million in the same period of 2014. The difference of $2.1 million was primarily due to foreign currency fluctuations.

Comprehensive (Loss) Income

Comprehensive (loss) income decreased $34.7 million from comprehensive income of $12.5 million as of December 31, 2014 to comprehensive loss of $22.2 million as of December 31, 2015 primarily driven by $40.5 million decrease in net income and an increase of $1.1 million in unfavorable foreign currency balance sheet remeasurements. These unfavorable foreign currency balance sheet remeasurements were driven by the weakening of the Brazilian Real ($5.4 million), Canadian Dollar ($1.4 million) and UK Pound ($0.4 million) offset by strengthening of the Euro ($6.2 million) against the U.S. dollar.

Provision for Income Taxes

The effective tax rate was 56.0% for the year ended December 31, 2015 compared to 20.4% for the same period of 2014. The primary driver of the higher 2015 tax rate was an increase in foreign losses from Brazil with no tax benefit, a 2014 valuation allowance benefit related to US foreign tax credits, and charges for a foreign tax audit that was settled in 2015. This was partially offset by lower taxed foreign earnings in 2015, as well as a 2015 valuation allowance benefit for certain state net operating losses.

Restructuring Savings

Our announced restructuring actions which result in savings are summarized as follows:

•
In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses.

•
On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general, administrative and manufacturing related expenses which were primarily personnel related.

•
On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general and administrative expenses, including the reduction of certain management layers, and closing of a number of smaller facilities. The savings from these restructuring actions were utilized for growth investments.

•
On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we simplified the manner in which we managed our businesses ("2013 Announced Restructuring"). Under these restructurings, we consolidated facilities, shifted expenses to lower cost regions, restructured certain non-strategic product lines, and also consolidated our group structure from three groups to two, reducing management layers and administrative expenses.

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans. The announced restructuring plans are summarized as follows:

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
California Restructuring	$3.0	$3.0	Q3 2016 - Q4 2017
2015 Announced Restructurings	18.0	20.0	Q1 2015 - Q4 2016
2014 Announced Restructurings	7.0	10.3	Q2 2014 - Q4 2015
2013 Announced Restructurings	9.0	12.0	Q4 2013 - Q4 2015
Total Savings	$37.0	$45.3

As shown in the table above our projected cumulative restructuring savings have exceeded our original planned savings amounts. This is primarily attributed to reducing higher than original projected general, administrative and manufacturing related expenses. The expected periods of realization of the restructuring savings are consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $3.5 million and $4.2 million to complete our California restructuring action. These charges are primarily facility and employee related and are expected to be funded with cash generated from operations. Our 2013, 2014, and 2015 Announced Restructurings have been completed and, as such, no additional restructuring charges are expected to be incurred in connection with these actions. Refer to Note 4, Special Charges, net, for additional detail on costs recorded to date for our 2013, 2014, and 2015 Announced Restructurings.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth the results of operations, percentage of net revenue and the period-to-period percentage change in certain financial data for the years ended December 31, 2014 and December 31, 2013:

	Year Ended
	December 31, 2014		December 31, 2013		% Change
	(in thousands except percentages)
Net revenues	$841,446	100.0%	$857,808	100.0%	(1.9)%
Cost of revenues	584,426	69.5%	590,207	68.8%	(1.0)%
Gross profit	257,020	30.5%	267,601	31.2%	(4.0)%
Selling, general and administrative expenses	178,800	21.2%	182,954	21.3%	(2.3)%
Impairment charges	726	0.1%	6,872	0.8%	(89.4)%
Special charges, net	12,737	1.5%	8,602	1.0%	48.1%
Operating income	64,757	7.7%	69,173	8.1%	(6.4)%
Other (income) expense:
Interest expense, net	2,652	0.3%	3,161	0.4%	(16.1)%
Other (income) expense, net	(1,156)	(0.1)%	1,975	0.2%	(158.5)%
Total other expense, net	1,496	0.2%	5,136	0.6%	(70.9)%
Income before income taxes	63,261	7.5%	64,037	7.5%	(1.2)%
Provision for income taxes	12,875	1.5%	16,916	2.0%	(23.9)%
Net income	$50,386	6.0%	$47,121	5.5%	6.9%

Net Revenues

Net revenues for the year ended December 31, 2014 decreased by $16.4 million, or 2%, to $841.4 million from $857.8 million for the year ended December 31, 2013. The change in net revenues for the year ended December 31, 2014 was attributable to the following:

	Year Ended
Segment	December 31, 2014	December 31, 2013	Total Change	Operations	Foreign Exchange
	(in thousands)
Energy	$653,257	$660,970	$(7,713)	$(1,862)	$(5,851)
Aerospace & Defense	188,189	196,838	(8,649)	(10,653)	2,004
Total	$841,446	$857,808	$(16,362)	$(12,515)	$(3,847)

Our Energy segment accounted for 78% of net revenues for the year ended December 31, 2014 compared to 77% for the year ended December 31, 2013, with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased $7.7 million, or 1%, for the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily driven by lower shipment volumes in large international projects (4%) for which revenues are inherently "lumpy" given their long-term nature and varying timing of project completion, and our control valves businesses (2%) due to overall declines in the Europe and China general industrial market, and unfavorable foreign currency of $5.9 million (1%), partially offset by higher shipment volumes in the upstream North American short-cycle (3%) and downstream instrumentation businesses (2%) when production increased with higher oil prices and rig counts year over year. Energy segment orders decreased $15.8 million, or 2.3%, to $675.9 million for the twelve months ended December 31, 2014 compared to $691.7 million for the same period in 2013 primarily due to lower bookings in upstream large international projects. Orders within our project businesses can be unpredictable or "lumpy" given the nature of the procurement process.

Aerospace & Defense segment revenues decreased by $8.6 million, or 4%, for the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily driven by declines in our California business related to structural landing gear product line exits (4%) and lower shipments of commercial aerospace products as well as operational inefficiencies within our French operations (2%), partially offset by higher aerospace actuation shipments from our New York operations (2%) and favorable foreign currency of $2.0 million (1%). Aerospace & Defense segment orders decreased $16.2 million, or 8.5%, to $173.4 million for the twelve months ended December 31, 2014 compared to $189.6 million or the same period in 2013 primarily due to our fluid control components and specialized aircraft controls system components orders.

Operating Income (Loss)

The change in operating income (loss) for the year ended December 31, 2014 compared to the year ended December 31, 2013 was as follows:

	Year Ended		Total Change	Operations	Foreign Exchange	Special and Restructuring Charges, net
Segment	December 31, 2014	December 31, 2013
	(in thousands)
Energy	$85,316	$90,786	$(5,470)	$5,094	$(1,281)	$(9,283)
Aerospace & Defense	3,473	6,177	(2,704)	(6,630)	502	3,424
Corporate	(24,032)	(27,790)	3,758	3,230	1	527
Total	$64,757	$69,173	$(4,416)	$1,694	$(778)	$(5,332)

Special and restructuring charges for the years ended December 31, 2014 and December 31, 2013 were as follows:

	Year Ended	Inventory Restructuring (1)	Impairment Charges (2)	Special (Recoveries) Charges, net (3)
Segment	December 31, 2014
	(in thousands)
Energy	$11,801	$—	$425	$11,376
Aerospace & Defense	9,035	7,990	301	744
Corporate	617	—	—	617
Total	$21,453	$7,990	$726	$12,737

	Year Ended	Inventory Restructuring (1)	Impairment Charges (2)	Special (Recoveries) Charges, net (3)
Segment	December 31, 2013
	(in thousands)
Energy	$2,518	$296	$—	$2,222
Aerospace & Defense	12,459	351	6,872	5,236
Corporate	1,144	—	—	1,144
Total	$16,121	$647	$6,872	$8,602

(1) Inventory Restructuring charges are included in Cost of Revenues. See Note 4, Special Charges, net for additional detail on inventory restructuring charges.
(2) See Note 7, Goodwill and Other Intangible Assets, for additional detail on Impairment Charges.
(3) See Note 4, Special charges, net for additional detail on Special (Recovery) Charges, net.

Operating income decreased $4.4 million, or 6%, to $64.8 million for the year ended December 31, 2014 compared to $69.2 million for the same period in 2013.

Operating income for our Energy segment decreased $5.5 million, or 6%, to $85.3 million for the year ended December 31, 2014 compared to $90.8 million for the same period in 2013. The decrease was primarily driven by higher special charges of $9.3 million (10%) and unfavorable foreign currency fluctuations of $1.3 million (1%), partially offset by operational increases of $5.1 million (6%) which included lower operating costs due to benefits from higher productivity and restructuring activities. Special charges for the year ended December 31, 2014 included $3.0 million associated with a pre-tax loss on the December divestiture of one of our businesses as well as a $6.2 million charge associated with the settlement of a customer legal matter. Operating margins declined 60 basis points to 13.1% compared to the same period in 2013, primarily due to a charge recorded in the fourth quarter of 2014 for certain Brazilian customers' overdue accounts receivable balances, partially offset by better product mix within our upstream North American short-cycle business and higher shipment volumes within our downstream instrumentation businesses.

Operating income for the Aerospace & Defense segment decreased $2.7 million, or 44%, to $3.5 million for the year ended December 31, 2014 compared to $6.2 million for the same period in 2013. The decrease in operating income was driven by operational decreases of $6.6 million (107%) primarily due to lower volume and operating inefficiencies from our California and French operations, partially offset by lower special charges of $3.4 million (55%) and favorable foreign currency of $0.5 million (8%). Special charges for the year ended December 31, 2014 includes a pre-tax loss of $0.4 million associated with a business that was classified as held for sale. Operating margins declined 130 basis points to 1.8% compared to the same period in 2013 primarily due to operational inefficiencies at our California and French operations.

Corporate operating expenses decreased $3.8 million, or 14%, to $24.0 million, for the year ended December 31, 2014 compared to the same period in 2013, primarily due to lower compensation costs, professional fees, and special charges.

Interest Expense, Net

Interest expense, net, decreased $0.5 million to $2.7 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013. This change in interest expense, net was primarily due to lower outstanding debt balances during the period.

Other Expense, Net

Other expense, net, was $1.2 million for the year ended December 31, 2014 compared to other expense, net of $2.0 million in the same period of 2013. The difference of $3.2 million was primarily due to foreign currency fluctuations.

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

The following table summarizes our cash flow activities for the twelve month periods indicated (in thousands):

	2015	2014	2013
Cash flow provided by (used in):
Operating activities	$27,142	$70,826	$72,206
Investing activities	(87,726)	(1,842)	(13,264)
Financing activities	2,251	(37,724)	(19,235)
Effect of exchange rate changes on cash and cash equivalents	(8,498)	(12,163)	729
(Decrease) Increase in cash and cash equivalents	$(66,831)	$19,097	$40,436

Cash Flow Activities for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

During the year ended December 31, 2015, we generated $27.1 million in cash flow from operating activities compared to $70.8 million during the year ended December 31, 2014. The $43.7 million increase in cash usage was primarily driven by a $40.5 million decrease in net income, higher cash usage by working capital ($6.0 million), partially offset by an increase in non-cash charges, particularly amortization. Within working capital in 2015 we were provided $20.4 million of cash for increased collections but this was offset by increased inventory purchases and a decrease in accounts payable. This was due to the Company's timing of payments to our vendors for products and services and a customer dispute resolution payment ($5.5 million) as well as an Italian tax settlement ($2.2 million).

During the year ended December 31, 2015, we used $87.7 million for investing activities as compared to $1.8 million during the year ended December 31, 2014. The $85.9 million year over year increase in cash used was primarily driven by $80.0 million used to invest in the Schroedahl acquisition, net of cash acquired.

During the year ended December 31, 2015, we generated $2.3 million for financing activities as compared to cash used of $37.7 million during the year ended December 31, 2014. The $40.0 million year over year increase in cash generated from financing activities was primarily related to our net borrowing activity as we increased debt by $261.4 million, and made debt payments of $182.0 million. The cash inflow from additional net borrowings was offset by our purchase of $75.0 million of common stock.

As of December 31, 2015, total debt was $90.5 million compared to $13.7 million at December 31, 2014 due to the draw down on our credit facility to invest in the Schroedahl acquisition. Total debt as a percentage of total shareholders’ equity was 22.6% as of December 31, 2015 compared to 2.8% as of December 31, 2014.

As a result of a significant portion of our cash balances being denominated in Euros and Canadian Dollars, the strengthening of the U.S. Dollar resulted in an $8.5 million decrease in reported cash balances.

We have a five year unsecured credit agreement ("2014 Credit Agreement"), under which we may borrow funds up to $400 million (with an accordion feature that allows us to borrow up to an additional $200 million if the existing or additional lenders agree).

We entered into the 2014 Credit Agreement to fund potential acquisitions, including our April 2015 Schroedahl acquisition, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2015, we had borrowings of $90.5 million outstanding under our credit facility and $56.7 million outstanding under letters of credit.

The 2014 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2015 and we believe it is likely that we will continue to meet such covenants in the next twelve months.

The ratio of current assets to current liabilities was 2.63:1 at December 31, 2015 compared to 2.73:1 at December 31, 2014. The decrease in the current ratio was primarily due to a $19.6 million reclassification of our deferred tax assets as of December 31, 2015 to long-term as the Company elected to early adopt the ASU 2015-17, Balance Sheet Classification of Deferred Taxes, guidance effective December 31, 2015, and has applied the guidance prospectively. Refer to Note 2 for details. As of December 31, 2015, cash and cash equivalents totaled $54.5 million, substantially all of which was held in foreign bank accounts. This compares to $121.4 million of cash and cash equivalents as of December 31, 2014 substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2014 credit facility for U.S. based cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2016, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months. We continue to search for strategic acquisitions. A larger acquisition may require additional borrowings and/or the issuance of our common stock.

Cash Flow Activities for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the year ended December 31, 2014, we generated $70.8 million in cash flow from operating activities compared to $72.2 million during the twelve months ended December 31, 2013. The $1.4 million decrease in cash generated from operating activities was primarily due to lower cash inflows from accounts receivables, net of $38.4 million due to poor collection results as our invoice average days outstanding metrics have increased and higher inventory purchases of $3.6 million due to poor inventory management partially offset by lower accounts payable outflows of $42.0 million due to management conserving cash.

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

As a result of a significant portion of our cash balances being denominated in Euros and Canadian Dollars, the strengthening of the US Dollar resulted in a $12.2 million dollar decrease in cash balances as compared to the prior year.

On July 31, 2014, we entered into a 2014 Credit Agreement, that provides for a $400 million revolving line of credit. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using this 2014 Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2014, we had borrowings of $5.0 million outstanding under our credit facility and $51.3 million outstanding under letters of credit.

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

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2015 that affect our liquidity:

	Payments due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:	(in thousands)
Current portion of long-term debt	$—	$—	$—	$—	$—
Total short-term borrowings	—	—	—	—	—
Long-term debt, less current portion	90,500	—	—	90,500	—
Interest payments on debt	6,844	1,910	3,820	1,114	—
Operating leases	28,853	5,824	8,531	5,609	8,889
Total contractual cash obligations	$126,197	$7,734	$12,351	$97,223	$8,889
Other Commercial Commitments:
U.S. standby letters of credit	$2,372	$2,119	$253	$—	$—
International standby letters of credit	54,361	29,837	16,194	7,971	359
Commercial contract commitments	75,240	71,456	3,770	14	—
Total commercial commitments	$131,973	$103,412	$20,217	$7,985	$359

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2015, we had unrecognized tax benefits of $3.0 million, including $0.1 million of accrued interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The interest on certain of our other debt balances, with scheduled repayment dates between 2016 and 2019 and interest rates ranging between 1.59% and 3.75%, have been included in the "Interest payments on debt" line within the Contractual Cash Obligations schedule.

Our commercial contract commitments primarily relate to open purchase orders of $75.1 million, $3.7 million of which extend to 2017 and beyond.

In fiscal years 2015 and 2014, we contributed $1.6 million to our qualified defined benefit pension plan in addition to $0.4 million in payments to our nonqualified supplemental plan each year. In 2016, we expect to make plan contributions totaling $2.0 million, consisting of $1.6 million in contributions to our qualified plan and payments of $0.4 million for our nonqualified plan. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Share Repurchase Plan

We repurchased shares under a program announced on December 18, 2014, which authorized the Company to repurchase up to $75.0 million of the Company's outstanding common stock. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended. All shares of our common stock repurchased are automatically restored to the status of authorized and unissued. We initiated our repurchase program on March 16, 2015 and completed the program as of December 31, 2015.

The following table provides information about our repurchase of our common stock during the year ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of a Publicly Announced Program
January 1st - December 31st	1,381,784	$54.26	$74,972,000

Off-Balance Sheet Arrangements

Other than the off-balance sheet arrangements disclosed above we have no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Oil & Gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for projects normally increase and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature or not driven by customer demand and, therefore, may result in longer lead times for increases in sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. A decline in oil price will have a similar impact on the demand for our products, particularly in markets, such as North America, where the cost of oil production is relatively higher. Similarly, although not to the same extent as the Oil & Gas markets, the general industrial, chemical processing, aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand. Lower oil prices results in reduced spending on our products as production or prices are cut. We are unable to predict when the current downturn will end and a sustained depression of oil prices could result in a further decrease in demand for our oil and gas products which could have a material adverse effect on our business, financial condition or results of operations. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military, and maritime markets have historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our business, financial condition or results of operations. These fluctuations have had a material adverse effect on our business, financial condition or results of operations and may continue going forward.

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

We performed a sensitivity analysis as of December 31, 2015 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change was based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The analysis include all of our foreign currency contracts outstanding as of December 31 for each year, as well as the offsetting underlying exposures. The sensitivity analysis indicates that a hypothetical 10 percent adverse movement in foreign currency exchange rates would result in a foreign exchange gain of $0.6 million at December 31, 2015.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2015, the annual rates on the term and revolving loans were 1.77%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.9 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at December 31, 2015 and a 100 basis point per annum change in interest rate applied over a one-year period.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and the notes related thereto included in this Annual Report on Form 10-K are hereby incorporated by reference herein.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our 10-Q/A for the quarter ended July 5, 2015 and described below, our disclosure controls and procedures were not effective as of December 31, 2015. Notwithstanding the material weakness described below, management has concluded that our financial statements for the periods included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

As discussed below, during the period covered by this Annual Report, management began implementing measures to remediate the identified material weakness in our internal control over financial reporting. The remediation efforts described below are considered changes in our internal control over financial reporting that occurred during quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on this framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 because of a previously reported material weakness in our internal control over financial reporting as reported in Item 4 on Form 10-Q/A for quarter ended July 5, 2015. Specifically, we did not maintain sufficient financial reporting resources in our Brazil operations, which resulted in the ineffective execution of the required financial reporting controls. This material weakness resulted in the restatement of accounts receivable and prepaid expenses and other current assets as of July 5, 2015.

Additionally, this material weakness, while not remediated could result in a misstatement of account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s evaluation of internal control over financial reporting as of December 31, 2015 excluded an evaluation of the internal control over financial reporting of Schroedahl, which we acquired in a purchase business combination in April 2015. Schroedahl’s combined total revenues of $21.0 million and total assets of $20.2 million are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan

With the oversight of senior management and the audit committee of our board of directors, we have taken steps to manage and remediate the Brazil material weakness and have taken additional actions to remediate the underlying cause of this material weakness, primarily through:
1) Enhancing entity level business performance review controls,
2) Enhancing training, understanding and utilization of the ERP system
3) Supplementing our Brazil accounting professionals with additional technical accounting resources, and
4) Enhancing our company policies within the Brazil business unit.

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations. During the closure period we have and will perform these remediation actions which are subject to ongoing review by our senior management, as well as oversight by the audit committee. We expect the material weakness to be fully remediated when we close the site in Q1 2016.
Item 9B. Other Information

None.
Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation plans approved by security holders	458,750	(1)	$54.53	1,410,403
Inducement Award for President and CEO	200,000	(2)	$41.17	N/A
Inducement Awards for Executive VP and CFO	100,000	(3)	$79.33	N/A
Total	758,750		$54.28	1,410,403

(1)
Reflects 270,737 stock options and 90,859 restricted stock units granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan and 97,154 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan.

(2)
Reflects stock options issued as an inducement equity award to our President and CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Note 11, Share-Based Compensation, to the consolidated financial statements.

(3)
Reflects 100,000 stock options issued to our Executive VP and CFO on December 2, 2013. These awards were granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of these grants are set forth in Note 11, Share-Based Compensation, to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 14.    Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements filed as part of the report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts	75

Other than our Allowance for Doubtful Accounts Rollforward included in Schedule II Valuation and Qualifying Accounts, all other schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

Exhibit
No.	Description and Location
3	Articles of Incorporation and By-Laws:
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

10.2§
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

10.5§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan (Three Year Annual Vesting), is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on May 5, 2010

10.6§
Form of Restricted Stock Unit Agreement for Employees and Directors under the 1999 Stock Option and Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 22, 2005.

10.7§	CIRCOR International, Inc. Management Stock Purchase Plan, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Form 10
10.8§	Form of CIRCOR International, Inc. Supplemental Employee Retirement Plan, is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10
10.9
Credit Agreement among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the lenders from time to time parties thereto, Suntrust Bank as administrative agent, swing line lender and letter of credit issuer, Suntrust Robinson Humphrey, Inc. as joint-lead arranger and joint-bookrunner, Keybank Capital Markets Inc., as joint-lead arranger and joint-bookrunner, Keybank National Association as syndication agent, and Santander Bank, N.A., Branch Banking and Trust Company and HSBC Bank USA, N.A., as co-documentation agents, dated July 31, 2014, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on August 1, 2014 (the "Credit Agreement")

10.10§
Form of Indemnification Agreement by and between CIRCOR International, Inc. and its Officers and Directors, dated November 6, 2002, is incorporated herein by reference to Exhibit 10.12 to CIRCOR International, Inc.’s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 12, 2003

10.11§
Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated August 8, 2000, is incorporated herein by reference to Exhibit 10.26 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 9, 2001

10.12§
First Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 7, 2001, is incorporated herein by reference to Exhibit 10.30 to CIRCOR International, Inc.’s Form 10-K405, File No. 001-14962, filed with the Securities and Exchange Commission on March 15, 2002

10.13§
Second Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Alan J. Glass, dated December 23, 2008, is incorporated herein by reference to Exhibit 10.41 to CIRCOR International, Inc.'s Form 10-K, File No. 001-14962, filed with the Securities and Exchange Commission on February 26, 2009

10.14§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.’s Form 10-Q, File No. 001-14962, filed with the Securities and Exchange Commission on October 29, 2009

10.15§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, is incorporated by reference to Exhibit 10.8 to CIRCOR International, Inc.’s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.16§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.17§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.18§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.3 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.19§
Severance Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.20§
Amended Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A. Buckhout, is incorporated by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 10-Q, filed with the Securities and Exchange Commission on April 28, 2015.

10.21§
Executive Change of Control Agreement, dated as of April 9, 2013, between CIRCOR International, Inc. and Scott A Buckhout, is incorporated herein by reference to Exhibit 10.5 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on April 15, 2013

10.22§
Third Amendment to Executive Change of Control Agreement, dated as of November 4, 2010, between CIRCOR, Inc. and Alan J. Glass, is incorporated herein by reference to Exhibit 10.4 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on November 5, 2010

10.23§
Performance-Based Stock Option Award Agreement, dated as of March 5, 2014, between CIRCOR International, Inc. and Scott A. Buckhout, is incorporated herein by reference to Exhibit 10.1 to CIRCOR International, Inc.'s Form 8-K, File No. 001-14962, filed with the Securities and Exchange Commission on March 11, 2014

10.24§
CIRCOR International, Inc. 2014 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit A to CIRCOR International, Inc.'s Definitive Proxy Statement, File No. 001-14962, filed with the Securities and Exchange Commission on March 21, 2014 (the "2014 Stock Option and Incentive Plan")

10.25§
First Amendment to Credit Agreement, dated December 31, 2014, by and among CIRCOR International, Inc., as borrower, certain subsidiaries of CIRCOR International, Inc. as guarantors, the several banks and financial institutions parties thereto and Suntrust Bank, in its capacity as administrative agent, filed as Exhibit 10.35 to CIRCOR International, Inc.'s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 18, 2015.

10.26§
First Amendment to 2014 Stock Option and Incentive Plan, dated December 31, 2014, filed as Exhibit 10.36 to CIRCOR International, Inc.'s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 18, 2015.

10.27§
Executive Change of Control Agreement, dated as of March 5, 2015, between CIRCOR International, Inc. and Erik Wiik, is incorporated by reference to Exhibit 10.2 to CIRCOR International, Inc.'s Form 10-Q, filed with the Securities and Exchange Commission on April 28, 2015.

10.28§
Executive Change of Control Agreement, dated as of June 10, 2015, between CIRCOR International, Inc. and Andrew Farnsworth, is incorporated herein by reference to CIRCOR International, Inc.'s Form 10-Q filed with the Securities and Exchange Commission on July 29, 2015.

10.29§*	Executive Change of Control Agreement, dated as of January 8, 2016, between CIRCOR International, Inc. and David Mullen.
21*	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 23, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(ii)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
(vi)	Notes to the Consolidated Financial Statements

*	Filed with this report.

**	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2016
Scott A. Buckhout
/s/ Rajeev Bhalla	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2016
Rajeev Bhalla
/s/ David F. Mullen	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2016
David F. Mullen
/s/ David F. Dietz	Chairman of the Board of Directors	February 23, 2016
David F. Dietz
/s/ Helmuth Ludwig	Director	February 23, 2016
Helmuth Ludwig
/s/ Douglas M. Hayes	Director	February 23, 2016
Douglas M. Hayes
/s/ Norman E. Johnson	Director	February 23, 2016
Norman E. Johnson
/s/ John A. O'Donnell	Director	February 23, 2016
John A. O’Donnell
/s/ Peter M. Wilver	Director	February 23, 2016
Peter M. Wilver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CIRCOR International, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of CIRCOR International, Inc. and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to insufficient financial reporting resources in its Brazilian operations existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheet due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Schroedahl from its assessment of internal control over financial reporting as of December 31, 2015 because Schroedahl was acquired by the Company in a purchase business combination during 2015. We have also excluded Schroedahl from our audit of internal control over financial reporting. Schroedahl is a wholly-owned subsidiary whose total revenues and total assets represent $21 million and $20 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CIRCOR International, Inc.:

We have audited the accompanying consolidated balance sheet of CIRCOR International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIRCOR International Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 18, 2015

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,541	$121,372
Trade accounts receivable, less allowance for doubtful accounts of $8,290 and $9,536, respectively	125,628	156,738
Inventories	177,840	183,434
Prepaid expenses and other current assets	16,441	21,626
Deferred income taxes	—	22,861
Total Current Assets	374,450	506,031
PROPERTY, PLANT AND EQUIPMENT, NET	87,029	96,212
OTHER ASSETS:
Goodwill	115,452	72,430
Intangibles, net	48,981	26,887
Deferred income taxes	36,799	19,048
Other assets	7,204	4,114
TOTAL ASSETS	$669,915	$724,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,284	$87,112
Accrued expenses and other current liabilities	52,878	63,911
Accrued compensation and benefits	18,424	24,728
Income taxes payable	6,585	1,312
Notes payable and current portion of long-term debt	—	8,423
Total Current Liabilities	142,171	185,486
LONG-TERM DEBT, NET OF CURRENT PORTION	90,500	5,261
DEFERRED INCOME TAXES	10,424	7,771
OTHER NON-CURRENT LIABILITIES	26,043	32,111
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,364,299 and 17,681,955 shares issued and outstanding at December 31, 2015 and 2014, respectively	177	177
Additional paid-in capital	283,621	277,227
Retained earnings	257,939	250,635
Common treasury stock, at cost (1,381,784 shares at December 31, 2015)	(74,972)	—
Accumulated other comprehensive loss, net of tax	(65,988)	(33,946)
Total Shareholders’ Equity	400,777	494,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$669,915	$724,722

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$656,267	$841,446	$857,808
Cost of revenues	456,935	584,426	590,207
GROSS PROFIT	199,332	257,020	267,601
Selling, general and administrative expenses	156,302	178,800	182,954
Impairment charges	2,502	726	6,872
Special charges, net	14,354	12,737	8,602
OPERATING INCOME	26,174	64,757	69,173
Other expense (income):
Interest expense, net	2,844	2,652	3,161
Other expense (income), net	902	(1,156)	1,975
TOTAL OTHER EXPENSE, NET	3,746	1,496	5,136
INCOME BEFORE INCOME TAXES	22,428	63,261	64,037
Provision for income taxes	12,565	12,875	16,916
NET INCOME	$9,863	$50,386	$47,121
Earnings per common share:
Basic	$0.59	$2.85	$2.68
Diluted	$0.58	$2.84	$2.67
Weighted average common shares outstanding:
Basic	16,850	17,660	17,564
Diluted	16,913	17,768	17,629
Dividends paid per common share	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$9,863	$50,386	$47,121
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,775)	(30,658)	2,147
Other changes in plan assets - recognized actuarial gains (losses) (1)	262	(6,863)	4,456
Net periodic pension costs amortization (loss) gain (2)	(529)	(322)	474
Other comprehensive (loss) income, net of tax	(32,042)	(37,843)	7,077
COMPREHENSIVE (LOSS) INCOME	$(22,179)	$12,543	$54,198

(1)	Net of an income tax effect of $0.0 million, $(4.2) million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Net of an income tax effect of $(0.2) million, $(0.2) million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$9,863	$50,386	$47,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,254	16,446	16,034
Amortization	9,681	3,116	3,039
Provision for bad debt expense	2,561	7,817	1,194
Loss on write down of inventory	15,404	12,993	4,944
Impairment charges	2,502	726	6,872
Compensation expense of share-based plans	6,579	7,188	5,056
Tax effect of share-based plan compensation	(134)	(756)	(732)
Deferred income tax expense (benefit)	781	(2,740)	5,778
Loss (gain) on disposal of property, plant and equipment	305	(79)	(322)
(Gain) loss on sale of businesses	(1,044)	3,413	—
Gain on return of acquisition purchase price	—	—	(3,400)
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Trade accounts receivable	20,393	(38,439)	7,009
Inventories	(14,446)	(16,945)	(5,255)
Prepaid expenses and other assets	(4,786)	884	160
Accounts payable, accrued expenses and other liabilities	(34,771)	26,816	(15,292)
Net cash provided by operating activities	27,142	70,826	72,206
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,711)	(12,810)	(17,328)
Proceeds from the sale of property, plant and equipment	2,209	791	664
Business acquisitions, return of purchase price	—	—	3,400
Proceeds from divestitures	2,759	10,177	—
Business acquisitions, net of cash acquired	(79,983)	—	—
Net cash used in investing activities	(87,726)	(1,842)	(13,264)
FINANCING ACTIVITIES
Proceeds from long-term debt	261,394	150,062	146,578
Payments of long-term debt	(182,004)	(185,361)	(166,239)
Debt issuance costs	—	(920)	—
Dividends paid	(2,559)	(2,681)	(2,700)
Proceeds from the exercise of stock options	258	420	2,394
Tax effect of share-based plan compensation	134	756	732
Repurchases of common stock	(74,972)	—	—
Net cash provided by (used in) financing activities	2,251	(37,724)	(19,235)
Effect of exchange rate changes on cash and cash equivalents	(8,498)	(12,163)	729
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,831)	19,097	40,436
Cash and cash equivalents at beginning of year	121,372	102,275	61,839
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,541	$121,372	$102,275
Cash paid during the year for:
Income taxes	$15,049	$16,672	$8,143
Interest	$1,992	$2,476	$960

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	17,446	$174	$262,744	$158,509	$(3,180)	$—	$418,247
Net income				47,121			47,121
Other comprehensive income, net of tax					7,077		7,077
Common stock dividends declared				(2,700)			(2,700)
Stock options exercised	83	1	2,393				2,394
Tax effect of share-based plan compensation			732				732
Conversion of restricted stock units	82	1	(1,041)				(1,040)
Share-based plan compensation			5,056				5,056
BALANCE AT DECEMBER 31, 2013	17,611	$176	$269,884	$202,930	$3,897	$—	$476,887
Net income				50,386			50,386
Other comprehensive loss, net of tax					(37,843)		(37,843)
Common stock dividends declared				(2,681)			(2,681)
Stock options exercised	13		419				419
Tax effect of share-based plan compensation			756				756
Conversion of restricted stock units	58	1	(1,020)				(1,019)
Share-based plan compensation			7,188				7,188
BALANCE AT DECEMBER 31, 2014	17,682	$177	$277,227	$250,635	$(33,946)	$—	$494,093
Net income				9,863			9,863
Other comprehensive loss, net of tax					(32,042)		(32,042)
Common stock dividends declared				(2,559)			(2,559)
Stock options exercised	8		258				258
Tax effect of share-based plan compensation			134				134
Conversion of restricted stock units	56	—	(577)				(577)
Share-based plan compensation			6,579				6,579
Repurchase of common stock	(1,382)					(74,972)	(74,972)
BALANCE AT DECEMBER 31, 2015	16,364	$177	$283,621	$257,939	$(65,988)	$(74,972)	$400,777

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes a broad array of valves and related flow control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of fluid-control systems. We have a global presence and operate 18 major manufacturing facilities that are located in the United States, Western Europe, Morocco, India and the People’s Republic of China.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to acquisition accounting, inventory valuation, depreciation, share-based compensation, amortization and impairment of long-lived assets, pension obligations, income taxes, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Revenue Recognition and Accounts Receivable Allowances

Revenue is recognized when products are delivered, title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. We recognize revenue net of sales returns, rebates, penalties, and discounts. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered.

Cost of Revenue

Cost of revenue primarily reflects the costs of manufacturing and preparing products for sale and, to a much lesser extent, the costs of performing services. Cost of revenue is primarily comprised of the cost of materials, inbound freight, production, direct labor and overhead including indirect labor, which are expenses that directly result from the level of production activity at the manufacturing plant. Additional expenses that directly result from the level of production activity at the manufacturing plant include: purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, utility expenses, property taxes, depreciation of production building and equipment assets, salaries and benefits paid to plant manufacturing management and maintenance supplies.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the risk of loss on specifically identified inventories. Such inventories which require a provision to write-down excess and obsolete inventory are recorded at its estimated net realizable value, net of the cost of disposal.

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

Our inventory balance was $177.8 million as of December 31, 2015, compared to $183.4 million as of December 31, 2014. Our inventory allowances, which include amounts primarily for obsolescence and net realizable value estimates was $28.0 million as of December 31, 2015, compared to $27.0 million as of December 31, 2014.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Penalty Accruals

Certain customer agreements, primarily in our long-cycle project related businesses and large aerospace programs, contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. The accrual for estimated penalties is shown as a reduction of revenue and is based on several factors including historical customer settlement experience and management’s assessment of specific shipment delay information. Accruals related to these potential late shipment penalties as of December 31, 2015 and 2014 were $6.0 million and $7.1 million, respectively. As we conclude performance under these agreements, the actual amount of consideration paid to our customers may vary from the amounts we currently have accrued.

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

Goodwill and Indefinite-Lived Intangible Assets - Impairment

For the year-ended December 31, 2015, the Company’s two reporting units were Energy and Aerospace & Defense with respective goodwill balances of $93.2 million and $22.3 million.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill and intangible assets are recorded at cost; intangible assets with definite lives are amortized over their useful lives. For goodwill and intangible assets with indefinite lives, we perform an impairment assessment at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. Our annual impairment assessment is a two-step process. The first step requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the evaluation must be performed. In the second step, the potential impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess.

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

In fiscal year 2015 when we performed our step one analysis, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2015 goodwill assessment exceeded the carrying amounts by approximately 140% and 118% for our Energy and Aerospace & Defense reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. Actual 2015 results were substantially consistent overall with estimates and assumptions made for purposes of our goodwill impairment analysis performed as of October 2015. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to changes in industry or market conditions, we may be required to record impairment charges. By way of example, a 10% reduction in our Aerospace & Defense reporting unit projected and terminal cash flows would not result in the fair value being lower than the carrying value.

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

Other Long-Lived Assets - Impairment

In accordance with ASC 360, Plant, Property, and Equipment, we perform impairment analyses of our other long-lived assets, such as property, plant and equipment, whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of identified asset groupings being reviewed for impairment, the asset groupings are written down to fair value.

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

See Note 13 of the consolidated financial statements for further information on our employee benefit plans.

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

In accordance with the provisions of Financial Accounting Standards Board ("FASB") ASC Topic 740, Income Taxes, the Company initially recognizes the financial statement effect of a tax position when, based solely on its technical merits, it is more likely than not (a likelihood of greater than fifty percent) that the position will be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for a portion or all of the gross deferred tax assets, which may have a material adverse effect on our results of operations.

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

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC 718, Accounting for Share Based Payments, and these costs are recognized over the requisite vesting period. The Black-Scholes option pricing model is used to estimate the fair value of each stock option grant at the date of grant excluding the 2013 and 2014 CEO and CFO stock option awards which are valued using the Monte Carlo option pricing model as these are market condition awards. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

Market condition stock option awards include both a service period and a market performance vesting condition. The stock options vest if certain stock price targets are met based on the stock price closing at or above 60 consecutive trading days. Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. These market condition stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. To the extent that the market conditions above (stock price targets) are not met, those options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

See Note 11 to the consolidated financial statements for further information on share-based compensation.

Environmental Compliance and Remediation

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Expenditures that meet the criteria of "Regulated Operations" are capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. In accordance with ASC 450, Contingencies, estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation.

Foreign Currency Translation

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets, liabilities, revenues and costs of these subsidiaries are translated into United States dollars using exchange rates in effect at the end of the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not generally provide for such taxes on undistributed earnings of foreign subsidiaries. Our net foreign exchange (gains) / losses recorded for the years ended December 31, 2015, 2014 and 2013 were $0.8 million, $(1.1) million, and $1.8 million, respectively.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$9,863	16,850	$0.59	$50,386	17,660	$2.85	$47,121	17,564	$2.68
Dilutive securities, principally common stock options		63	(0.01)		108	(0.01)		65	(0.01)
Diluted EPS	$9,863	16,913	$0.58	$50,386	17,768	$2.84	$47,121	17,629	$2.67

Certain stock options to purchase common shares and restricted stock units (RSUs) were anti-dilutive. There were 297,915 anti-dilutive options and RSUs for the year ended December 31, 2015 with exercise prices ranging from $41.17 to $79.33. There were 129,329 anti-dilutive options and RSUs for the year ended December 31, 2014 with exercise prices ranging from $64.94 to $79.33. There were 23,390 anti-dilutive options and RSUs for the year ended December 31, 2013 with exercise prices ranging from $75.04 to $79.33.

As of December 31, 2015, there were 1,200 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Generally accepted accounting principles require all derivatives, whether designated in a hedging relationship or not, to be recorded on the balance sheet at fair value. Any unrealized gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

See Note 16, Fair Value, of the consolidated financial statements for additional information on derivative financial instruments.

Cash and Cash Equivalents

Our cash equivalents are invested in time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.

Fair Value

FASB ASC Topic 820, Fair Value Measurement, defines fair value and includes a framework for measuring fair value and disclosing fair value measurements in financial statements. Fair value is a market-based measurement rather than an entity-specific measurement. The fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We utilize fair value measurements for forward currency contracts, guarantee and indemnification obligations, pension plan assets, and certain intangible assets.

See Note 16, Fair Value, of the consolidated financial statements for additional information on fair value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which typically range from 3 to 40 years for buildings and improvements, 3 to 10 years for manufacturing machinery and equipment, computer equipment and software, and furniture and fixtures. Motor vehicles are depreciated over a range of 2 to 6 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

The Company reports depreciation of property, plant and equipment in cost of revenue and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation primarily related to equipment used in the production of inventory is recorded in cost of revenue. Depreciation related to selling and administrative functions is reported in selling, general and administrative expenses.

See Note 6, Property, Plant, and Equipment, of the consolidated financial statements for additional information.

Research and Development

Research and development expenditures are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2015, 2014 and 2013 were $5.9 million, $7.8 million and $6.5 million, respectively.

New Accounting Standards

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in generally accepted accounting principles ("GAAP") when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted but not earlier than the original effective date of December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU 2015-16 outlines a model for an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently evaluating the requirements of ASU 2015-16 and have not yet determined its impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory. ASU 2015-11 more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this Update require that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We intend to adopt the standard prospectively after the effective date of January 1, 2017. We are currently evaluating the requirements of ASU 2015-11 and have not yet determined its impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. As permitted, the Company elected to early adopt this guidance effective December 31, 2015, and has applied the guidance prospectively.

(3)    Business Acquisitions and Divestitures

Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily serving the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition reported within the Energy segment. Acquisition-related costs of $0.9 million, which primarily consisted of legal and financial advisory services, were expensed as incurred in general and administrative expenses during the twelve months ended December 31, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $23.8 million under our existing credit facility.

The purchase price allocation is based upon a preliminary valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). During the fourth quarter of 2015 we recorded a adjustment to the deferred tax liability in the amount of $3.0 million. The purchase accounting is expected to be finalized in the first quarter of 2016. The assets and liabilities pending finalization include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position. The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$36,316
Other current assets	11,797
Property, plant and equipment	1,999
Intangibles	32,829
Current liabilities	(5,529)
Deferred income tax liability	(7,281)
Other non-current liabilities	(642)
Total identifiable net assets	69,489
Goodwill	46,564
Total purchase price	$116,053

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
The results of operations of Schroedahl have been included in our consolidated financial statements beginning on the acquisition date. The results for the year ended December 31, 2015 include $21.1 million of net revenue, and $1.2 million of operating income, respectively. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.

Divestitures

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

Sagebrush, part of the Energy segment, was sold through a management buyout agreement. Based in Tulsa, Oklahoma, Sagebrush primarily provides engineering, design, and fabrication of custom skids for measurement, control, and operation of oil and gas pipelines. We recorded a $3.4 million pre-tax loss on the sale of Sagebrush in our Energy segment, of which $3.0 million was recorded in the Special charges, net caption and $0.4 million of allocated goodwill was recorded in the Impairment charges caption within our consolidated statements of income for the quarter and year ended December 31, 2014.

Cambridge, part of our Aerospace & Defense segment, was located in the United Kingdom and was a full-service provider of fabricated control systems for semiconductor and LED manufacturing industries. As of December 31, 2014, Cambridge was classified as held for sale in our consolidated balance sheet and had net assets of $3.2 million and net liabilities of $1.8 million included in other current assets and other current liabilities, respectively. Our 2014 pre-tax loss on the sale of Cambridge was $0.7 million, of which $0.4 million was recorded in the Special charges, net caption and $0.3 million of allocated goodwill was recorded in the Impairment charges caption within our consolidated statements of income for the three and twelve months ended December 31, 2014. During the first quarter of 2015, the Aerospace & Defense divestiture was completed and we recorded a special gain of $1.0 million.

(4)    Special Charges, net

General Background

The nature of Special Charges, net include restructuring costs, amortization of acquired intangible assets, costs to exit a product line or program, litigation settlements and other special charges or gains that are generally not reflective of our on-going operational results.

On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations ("Brazil Closure") due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras. CIRCOR Brazil has reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook have deteriorated. In connection with the closure, we recorded $8.7 million in special charges within our Energy Segment during the twelve months ended December 31, 2015. These charges relate to: the realizability of the value added tax recoverable for $4.4 million as our exit will stop future sales which are needed to recover these taxes paid, supplier cancellation penalties of $1.6 million as we have fixed purchase commitments which will be canceled, customer cancellation penalties of $1.1 million, litigation claims of $0.5 million that we deem probable for risk of loss, professional fees $0.3 million, and other charges of $0.8 million. In addition, during the fourth quarter of 2015, we recorded $0.8 million of professional fees associated with the Brazil matter at Corporate. As of December 31, 2015, our remaining Brazil assets, were $7.1 million of which $4.2 million relates to inventory, $1.0 million to accounts receivable, and $1.0 million to cash.

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. In connection with our acquisition of Schroedahl, we recorded certain acquisition related professional fees as special charges.

In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm ("Customer Settlement"), a product line in which we no longer are involved.  The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million.

On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general, administrative and manufacturing related expenses primarily personnel related.

During the first quarter of 2015, we recorded special charges of $0.4 million associated with the retirement of our Energy President ("Executive retirement charges"). These charges primarily related to equity award modification charges.

On January 6, 2015 we announced the divestiture of two of our non-core businesses ("Divestitures") as part of our simplification strategy. During the fourth quarter of 2014, we recorded $3.4 million of special charges associated with losses related to these divestitures. The Energy divestiture was substantially completed in the fourth quarter of 2014. During the first quarter of 2015, the Aerospace & Defense divestiture was substantially completed and we recorded a special gain of $1.0 million.

During the fourth quarter of 2014, we recorded a special gain of $0.2 million in connection with revaluing certain liabilities recorded in connection with a 2013 Energy segment purchase price arbitration settlement ("Energy Settlement"). On July 12,

2013 we agreed on the Energy Settlement and received a refund of a portion of the purchase price which resulted in a gain of approximately $3.2 million during the third quarter of 2013. This gain was recorded as a special recovery during the third quarter of 2013.
On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general and administrative expenses, including the reduction of certain management layers, and closing a number of smaller facilities. The savings from these restructuring actions were utilized for growth investments.

On March 28, 2014, we settled a dispute for $1.5 million with Watts Water Technologies, Inc. ("Watts Settlement"). Accordingly, we recorded a $0.3 million special charge in the quarter, net of amounts previously accrued.

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

On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we simplified the manner in which we managed our businesses ("2013 Announced Restructuring"). Under these restructurings, we consolidated facilities, shifted expenses to lower cost regions, restructured certain non-strategic product lines, and also consolidated our group structure from three groups to two, reducing management layers and administrative expenses.

During the third quarter of 2012, we announced restructuring actions in the Energy and Aerospace & Defense segments including actions to consolidate facilities, shift expenses to lower cost regions, and restructure some non-strategic product lines
("2012 Announced Restructuring").

The special charges described above are recorded in the special charges, net caption on our consolidated statement of income.

Special Related Impairment Charges

During the third quarter of 2015, in response to challenging conditions in the Brazil market, the Company undertook certain assessments regarding our Brazil operations and strategy. As a result, management concluded that our operations in Brazil, more likely than not, will be sold or otherwise disposed of before the end of their previously estimated useful life. Given this conclusion, we performed an impairment analysis on our Brazil asset grouping. Under step 1 of the impairment test, if the carrying value of the asset group is less than the sum of the undiscounted cash flows expected from the related business then the asset group is impaired. The amount of impairment, if any, is measured in step 2 as the difference between the fair value of the asset group and its carrying value. The fair value of the asset group is based on what the Company could reasonably expect to sell each asset from the perspective of a market participant based upon estimates and judgments regarding the marketability and ultimate sales price of each individual asset. The Company utilized market data and approximations from comparable analyses to arrive at the estimated fair values of the impacted assets. As the data includes a number of unobservable inputs, these nonrecurring long-lived asset fair value measurements fall within Level 3 of the fair value hierarchy. We concluded that certain property, plant and equipment were impaired during the third quarter of 2015. We recorded a $2.0 million impairment charge in the third quarter related to our impaired Brazil property, plant and equipment assets. In addition, we discontinued use of our Brazil indefinite-lived trademark as it was determined to have no future economic life. As such, we recorded a $0.5 million impairment charge during the third quarter of 2015.

The impairment charges described above are included in the impairment charges line on our consolidated statements of income.

Inventory Restructuring

During the third and fourth quarters of 2015, we recorded restructuring related inventory charges of $6.4 million and $0.5 million, respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of December 31, 2015, our remaining Brazil inventory balance is $4.2 million which we believe is recoverable based upon our net realizable value calculations which consider current customer backlog and utilization of inventory within other CIRCOR business units. We expect most of this inventory to be shipped to one customer by the end of Q1 2016.

During the second quarter of 2015, we recorded restructuring related inventory charges of $0.2 million associated with the exit of our Energy segment cable protection product line.

During the second and third quarters of 2014, and second and fourth quarters of 2015, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million, $2.9 million, $2.0 million, and $0.5 million, respectively, within the Aerospace & Defense segment. As of December 31, 2015, our remaining structural landing gear product line inventory balance is $1.4 million which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our consolidated statement of income.

2015 - Year to Date

The tables below (in thousands) show the non-inventory restructuring related and non-impairment special charges, net of recoveries, for the year ending December 31, 2015:

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses (recoveries)	$(376)	$257	$—	$(119)
Employee related expenses	3,422	1,331	—	4,753
Total restructuring charges	$3,046	$1,588	$—	$4,634
Divestiture recoveries	(2)	(1,042)	—	(1,044)
Acquisition related charges	919	—	—	919
Brazil closure	8,650	—	775	9,425
Executive retirement charges	—	—	420	420
Total special charges	$12,613	$546	$1,195	$14,354
Accrued special and restructuring charges as of December 31, 2014				$9,133
Special charges paid / settled				(18,823)
Accrued special and restructuring charges as of December 31, 2015				$4,664

The restructuring charges incurred to date that remain as of December 31, 2015 are expected to be paid in cash or settled during the first half of 2016.

2014 Year-to-Date

The tables below (in thousands) show the non-inventory restructuring related and non-impairment special charges, net of recoveries, for the year ending December 31, 2014:

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2014
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	$447	$252	$—	$699
Employee related expenses	1,923	2,307	317	4,547
Total restructuring charges	$2,370	$2,559	$317	$5,246
Watts settlement	—	—	300	300
Divestitures	2,983	430	—	3,413
Energy settlement	(210)	—	—	(210)
Customer settlement	6,232	—	—	6,232
TMW settlement	—	(2,243)	—	(2,243)
Total special charges	$11,375	$746	$617	$12,737
Accrued special charges as of December 31, 2013				4,180
Special charges paid / settled				$(7,784)
Accrued special charges as of December 31, 2014				$9,133

2013 Year-to-Date

The tables below (in thousands) show the non-inventory restructuring related and non-impairment special charges, net of recoveries, for the year ending December 31, 2013:

	Special Charges / (Recoveries)
	As of and for the twelve months ended December 31, 2013
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	$2,432	$2,933	$—	$5,365
Employee related expenses	2,959	2,286	—	5,245
Total restructuring charges	$5,391	$5,219	$—	$10,610
CFO retirement charges	—	—	1,144	1,144
Energy settlement	(3,151)	—	—	(3,151)
Total special charges	$2,240	$5,219	$1,144	$8,602
Accrued special charges as of December 31, 2012				$800
Special charges paid / settled				(5,222)
Accrued special charges as of December 31, 2013				$4,180

Inception to Date

The following table (in thousands) summarizes our 2015 Announced Restructuring related special charges incurred during the twelve months ended December 31, 2015. Charges with this action were finalized in the fourth quarter of 2015. We do not anticipate any additional restructuring related special charges associated with the 2015 Restructuring actions.

	2015 Announced Restructuring Charges / (Recoveries), net as of December 31, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$(382)	$257	$—	$(125)
Employee related expenses - incurred to date	3,425	740	—	4,165
Total restructuring related special charges - incurred to date	$3,043	$997	$—	$4,040

The following table (in thousands) summarizes our 2014 Announced Restructuring related special charges incurred during the twelve months ended December 31, 2015. Charges with this action were finalized in the second quarter of 2015. We do not anticipate any additional restructuring related special charges associated with the 2014 Restructuring actions.

	2014 Announced Restructuring Charges / (Recoveries), net as of December 31, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$(64)	$95	$—	$31
Employee related expenses - incurred to date	1,463	2,956	317	4,736
Total restructuring related special charges - incurred to date	$1,399	$3,051	$317	$4,767

The following table (in thousands) summarizes our 2013 Announced Restructuring related special charges incurred during the twelve months ended December 31, 2015. Charges with this action were finalized in the second quarter of 2014. We do not anticipate any additional special charges to be incurred associated with the 2013 Announced Restructuring actions.

	2013 Announced Restructuring Charges / (Recoveries), net as of December 31, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$2,117	$473	$—	$2,590
Employee related expenses - incurred to date	2,945	1,519	—	4,464
Total restructuring related special charges - incurred to date	$5,062	$1,992	$—	$7,054

The following table (in thousands) summarizes our 2012 Announced Restructuring related special charges incurred during the twelve months ended December 31, 2015. Charges with this action began in the third quarter of 2012 and were finalized in the fourth quarter of 2013. We do not anticipate any additional special charges to be incurred associated with the 2012
Announced Restructuring actions.

	2012 Announced Restructuring Charges / (Recoveries), net as of December 31, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses - incurred to date	$2,270	$2,854	$—	$5,124
Employee related expenses - incurred to date	1,085	968	—	2,053
Total restructuring related special charges - incurred to date	$3,355	$3,822	$—	$7,177

(5)    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$51,439	$57,505
Work in process	83,324	82,130
Finished goods	43,077	43,799
Inventories	$177,840	$183,434
We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down a new cost basis has been established. For 2015, 2014 and 2013 our charges for slow moving, excess and obsolete inventory totaled $15.4 million, $13.0 million and $4.9 million respectively.
Our provision for inventory obsolescence allowances was $5.2 million, $5.0 million, and $5.1 million for the years ended of 2015, 2014 and 2013, respectively. During the third quarter of 2015, we recorded restructuring related inventory charges of $6.4 million associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. During the second and third quarters of 2014, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of $5.1 million and $2.9 million, respectively, within the Aerospace & Defense segment. During 2013, we recorded inventory related charges of $0.4 million and $0.3 million within our Aerospace & Defense segment and Energy segment, respectively. These restructuring related inventory charges were included as cost of revenues for each respective period. As of December 31, 2015 we have $1.4 million of remaining structural landing gear inventory which we believe is recoverable based upon our net realizable value analysis that considers inventory demand, expected selling price, costs to transact, and costs to complete the inventory. We believe our inventory allowances remain adequate with the net realizable value of our inventory being higher than our current inventory cost after allowances.

(6)    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land	$12,441	$13,417
Buildings and improvements	66,076	68,820
Manufacturing machinery and equipment	135,885	144,239
Computer equipment and software	23,495	22,861
Furniture and fixtures	10,604	10,531
Other	633	756
Construction in progress	4,235	5,567
Property, plant and equipment, at cost	253,369	266,191
Less: Accumulated depreciation	(166,340)	(169,979)
Property, plant and equipment, at cost, net	$87,029	$96,212

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $14.3 million, $16.4 million, and $16.0 million, respectively.

The Company recorded additions to property, plant and equipment of $1.8 million in the year ended December 31, 2015 for which cash payments had not yet been made.

(7)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2015 and 2014 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430
Business acquisition	46,564	—	46,564
Currency translation adjustments	(3,384)	(158)	(3,542)
Goodwill as of December 31, 2015	$93,175	$22,277	$115,452

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2013	$52,930	$22,946	$75,876
Business divestitures (see Note 3)	(425)	(301)	(726)
Currency translation adjustments	(2,510)	(210)	(2,720)
Goodwill as of December 31, 2014	$49,995	$22,435	$72,430

As of December 31, 2015 and 2014 the goodwill balance includes $0.4 million and $0.3 million accumulated impairments for Energy and Aerospace & Defense, respectively.

In 2015, the fair value of each of our reporting units exceeded the respective carrying value, and no goodwill impairments were recorded as a result of our annual impairment testing. The fair values utilized for our 2015 goodwill assessment, which were assessed as of the end of October, exceeded the carrying value by approximately 140% and 118% for the Energy and Aerospace

& Defense reporting units, respectively. We again assessed the goodwill factors as of December 31, 2015 and determined there were no indications of impairments. For the year ended December 31, 2014 we did not record any goodwill impairment charges.

In accordance with ASC 350-20-40-2, we allocated goodwill to our divestiture calculations based on the relative fair values of the individual business to the retained segment. In 2014, we recorded $0.4 million and $0.3 million as impairment charges for the Energy and Aerospace & Defense segments, respectively, associated with the divestiture of two businesses. See Business Acquisitions and Divestitures in Note 3 of the consolidated financial statements for more detail on these divestitures.

During the third quarter of 2015, we discontinued use of our Brazil indefinite-lived trademark as it was determined to have no future economic life. As such, we recorded a $0.5 million impairment charge during the quarter ended October 4, 2015.
The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2015
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,039	$—	$(5,765)	$274
Non-amortized intangibles (primarily trademarks and trade names)	15,802	(460)	—	15,342
Customer relationships	53,238	—	(24,029)	29,209
Order backlog	5,120	—	(3,893)	1,227
Acquired technology	2,317	—	(427)	1,890
Other	5,611	—	(4,572)	1,039
Total	$88,127	$(460)	$(38,686)	$48,981

In connection with the divestitures of two businesses, we reduced the net carrying value of our intangible assets by $3.9 million during 2014.

	December 31, 2014
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Value
Patents	$6,069	$—	$(5,732)	$337
Non-amortized intangibles (primarily trademarks and trade names)	12,602		(278)	12,324
Customer relationships	31,595	—	(18,840)	12,755
Order backlog	1,083	—	(1,083)	—
Other	5,598	—	(4,127)	1,471
Total	$56,947	$—	$(30,060)	$26,887

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	After 2020
Estimated amortization expense	$9,878	$7,851	$6,102	$4,506	$2,891	$2,420

The annual impairment testing over our non-amortizing intangible assets is also completed as of the end of October and consists of a comparison of the fair value of the intangible assets with carrying amounts. No impairments over our non-amortizing intangible assets were recorded for the year ended December 31, 2015.

(8)    Income Taxes

The significant components of our deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax liabilities:
Excess tax over book depreciation	$5,070	$6,826
Other	1,314	630
Intangible assets	10,119	4,974
Total deferred income tax liabilities	16,503	12,430
Deferred income tax assets:
Accrued expenses	9,037	13,663
Equity compensation	5,710	4,303
Inventories	8,686	8,947
Net operating loss and credit carry-forward	12,413	19,091
Pension benefit obligation	6,466	7,189
Other	1,458	2,824
Total deferred income tax assets	43,770	56,017
Valuation allowance	(892)	(9,448)
Deferred income tax asset, net of valuation allowance	42,878	46,569
Deferred income tax asset, net	$26,375	$34,139

The above components of deferred income taxes are classified in the consolidated balance sheets as follows:

	December 31,
	2015	2014
Net current deferred income tax asset	$—	$22,861
Net non-current deferred income tax asset	36,799	19,048
Net non-current deferred income tax liability	(10,424)	(7,771)
Deferred income tax asset, net	$26,375	$34,139
Deferred income taxes by geography are as follows:
Domestic net current asset	$—	$16,191
Foreign net current asset	—	6,670
Net current deferred income tax asset	$—	$22,861
Domestic net non-current asset	$32,099	$17,973
Foreign net non-current liability	(5,724)	(6,695)
Net non-current deferred income tax asset	$26,375	$11,278

The provision for income taxes is based on the following pre-tax income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$12,965	$26,229	$11,009
Foreign	9,463	37,032	53,028
Income before income taxes	$22,428	$63,261	$64,037

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal - US	$705	$3,916	$2,284
Foreign	11,023	10,455	7,831
State -US	56	1,244	1,023
Total current	$11,784	$15,615	$11,138
Deferred (benefit):
Federal - US	$2,618	$(967)	$(176)
Foreign	(887)	(1,594)	6,294
State -US	(950)	(179)	(340)
Total deferred (benefit)	$781	$(2,740)	$5,778
Total provision for income taxes	$12,565	$12,875	$16,916

Actual income taxes reported from operations are different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The expense for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2015	2014	2013
Expected federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.7)	1.0	0.5
Change in state tax rate	3.5	—	—
Recognition of state net operating losses	(7.3)	—	—
Foreign tax rate differential	(18.9)	(8.7)	(9.2)
Unbenefited foreign losses	41.4	3.0	1.2
Foreign tax credits	—	(9.1)	(1.4)
Manufacturing deduction	(1.6)	(1.7)	(0.5)
Research and development credit	(1.1)	(0.5)	(0.7)
Foreign audit settlement	6.0	—	—
Other, net	(0.3)	1.4	1.5
Effective tax rate	56.0%	20.4%	26.4%

As of December 31, 2015 and 2014, the Company maintained a total valuation allowance of $0.9 million and $9.4 million, respectively, which relate to state deferred tax assets as of December 31, 2015 and foreign and state deferred tax assets as of December 31, 2014. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	December 31,
	2015	2014	2013
Deferred tax valuation allowance at January 1	$9,448	$13,928	$13,497
Additions	15	1,460	1,561
Deductions	(7,798)	(5,705)	(884)
Translation adjustments	(773)	(235)	(246)
Deferred tax valuation allowance at December 31	$892	$9,448	$13,928

As of December 31, 2015 the Company had foreign tax credits of $7.8 million, foreign net operating losses of $4.4 million, state net operating losses of $51.9 million and state tax credits of $2.0 million. As of December 31, 2014, the Company had foreign tax credits of $10.7 million, foreign net operating losses of $13.8 million, state net operating losses of $66.1 million and state tax credits of $2.0 million. The foreign tax credits, if not utilized, will expire in 2021. The state net operating losses and state tax credits, if not utilized, will expire at various dates through 2035.

As we are planning to close the Brazil site in 2016, we do not believe that any of the deferred tax assets related to Brazil have any value. Accordingly, this portion of the valuation allowance has been written off, along with the related deferred tax assets.

During 2014, the Company believes a valuation allowance of $5.7 million is no longer needed on US foreign tax credits due to changes in our risk of loss / title transfer contract provisions which were finalized in 2014 for certain international sites. Under these new provisions, title and risk of loss transfers to the customer at the international point of manufacture or shipping rather than when the product is received. These revised contract provisions resulted in increased foreign source income allowing for the full utilization of the foreign tax credits. Based upon this change, the Company believes it will fully utilize all available foreign tax credits well in advance of their expiration, and, accordingly, reversed the related valuation allowance.

On December 18, 2015 the President of the United States signed legislation that permanently extended the research and development (R&D) tax credit. Accordingly, the Company recorded the entire benefit of $0.3 million for the R&D tax credit attributable to 2015 in the fourth quarter.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2012 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006, with the exception of net operating loss carryforwards. The Company is currently under examination for income tax filings in various foreign jurisdictions. During 2015, the Company settled a tax audit in Italy for $2.2 million, of which $0.9 million had been accrued in 2014.

During 2015, the Company restructured its multi-state activities, which resulted in a reduction of its state tax rate. In connection with this reduction, the Company recorded a one time tax expense of $0.8 million to reflect the effect of this tax rate reduction on its deferred tax assets. In addition, the Company recognized a tax benefit of $1.6 million on certain state net operating loss carryforwards, as it believes that it is more likely than not to utilize these losses within the carryforward period.

As of December 31, 2015, the liability for uncertain income tax positions was approximately $2.9 million. Approximately $2.7 million as of December 31, 2015 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. The table below does not include interest and penalties of $0.1 million and $0.8 million as of December 31, 2015 and 2014, respectively. The following is a reconciliation of the Company’s liability for uncertain income tax positions for the years ended December 31, 2015 and 2014 (in thousands).

	December 31,
	2015	2014	2013
Balance beginning January 1	$1,978	$1,612	$1,962
Additions for tax positions of prior years	521	149	96
Additions based on tax positions related to current year	69	820	100
Acquired uncertain tax position	1,326	—	—
Settlements	(544)	—	—
Lapse of statute of limitations	(612)	(562)	(466)
Currency movement	199	(41)	(80)
Balance ending December 31	$2,937	$1,978	$1,612

Undistributed earnings of our foreign subsidiaries amounted to $202.8 million at December 31, 2015 and $204.7 million at December 31, 2014. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Customer deposits and obligations	$16,397	$15,917
Commissions and sales incentives payable	10,447	15,071
Penalty accruals	6,002	7,125
Warranty reserve	4,551	4,213
Professional fees	2,540	1,766
Customer settlement (1)	—	6,232
Taxes other than income tax	1,956	1,769
Special charges and restructuring	4,664	2,901
Other	6,321	8,917
Total accrued expenses and other current liabilities	$52,878	$63,911
(1) See Note 4, Special Charges, for more details on the customer settlement.

(10)    Financing Arrangements

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Line of Credit at interest rates ranging from 1.42% to 3.75%	$90,500	$5,000
Capital lease obligations	—	187
Other borrowings, at varying interest rates ranging from 3.0% to 15.92% in 2014	—	8,497
Total debt	90,500	13,684
Less: current portion	—	8,423
Total long-term debt	$90,500	$5,261

On July 31, 2014, we entered into a five year unsecured credit agreement (“2014 Credit Agreement”), that provides for a $400 million revolving line of credit. The 2014 Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million. The 2014 Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the 2014 Credit Agreement to fund potential acquisitions, to support our organic growth initiatives and working capital needs, and for general corporate purposes. We capitalized $0.9 million in debt issuance costs that will be amortized over the five year life of the agreement. As of December 31, 2015, we had borrowings of $90.5 million outstanding under this 2014 Credit Facility and $56.7 million outstanding letters of credit. At December 31, 2015, minimum principal payment of $90.5 million is required in 2019.

Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details regarding our debt covenant compliance.

(11)    Share-Based Compensation

As of December 31, 2015, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the historical Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations, will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; nonqualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under both plans generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of December 31, 2015, there were 570,737 stock options (including the CEO and CFO stock option awards noted below) and 188,013 restricted stock units outstanding. In addition, there were 1,410,403 shares available for grant under the 2014 Plan as of December 31, 2015. As of December 31, 2015, there were 1,200 outstanding restricted stock units that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

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

During the twelve months ended December 31, 2015, we granted 118,992 stock option awards compared with 164,503 in 2014 and 300,000 in 2013. On April 9, 2013, we granted stock options to purchase 200,000 shares of common stock to our newly appointed President and Chief Executive Officer at an exercise price of $41.17 per share ("2013 CEO Option Award"). On December 2, 2013, we granted stock options to purchase 100,000 shares of common stock to our newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share ("2013 CFO Option Award"). On March 5, 2014, we granted stock options to purchase 100,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $70.42 per share ("2014 CEO Option Award"). Both the 2013 CEO Option Award and the 2013 CFO Option Award were considered inducement awards and were granted outside of the Company's 1999 Plan. All three of these option awards include a service period and a market performance vesting condition. The stock options will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days:

2013 CEO Option Award
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$50.00	50,000
$60.00	100,000
$70.00	150,000
$80.00	200,000

2013 CFO and 2014 CEO Option Awards
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$87.50	25,000
$100.00	50,000
$112.50	75,000
$125.00	100,000

Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. On August 8, 2013, the $50.00 Stock Price Target for the 2013 CEO Option Award was met. On January 6, 2014 and January 28, 2014, the $60.00 and $70.00 Price targets for the 2013 CEO Option Award were met, respectively. Therefore, 150,000 options have vested of which 100,000 are currently exercisable under the 2013 CEO Option Award. As of December 31, 2015, none of the options awarded in connection with the 2013 CFO Option Award or the 2014 CEO Option Award have vested. These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. All three of these option awards have a

10 year term but to the extent that the market conditions above (Stock Price Targets) are not met within 5 years, these options will not vest and will forfeit 5 years from grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

The average fair value of stock options granted during the year ended December 31, 2015, 2014, and 2013 of $17.88, $26.32, and $20.15 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.4%	1.8%	1.5%
Expected life (years)	4.5	3.7	3.2
Expected stock volatility	40.4%	41.4%	41.1%
Expected dividend yield	0.3%	0.2%	0.3%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2015 and December 31, 2014 we granted 62,322 and 38,899 RSU Awards with approximate fair values of $51.53 and $72.11 per RSU Award, respectively. During 2015 and 2014, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 62,322 RSUs granted during 2015, 26,094 are performance-based RSU awards. This compares to 11,881 performance-based RSU awards granted in 2014.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for restricted stock units (“RSU MSPs”). In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ retainer fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 38,965 and 32,752 with per unit discount amounts representing fair values of $17.11 and $23.61 were granted under the CIRCOR Management Stock Purchase Plan during the years ended December 31, 2015 and December 31, 2014, respectively.

Compensation expense related to our share-based plans for the year ended December 31, 2015 , 2014, and 2013 was $6.5 million, $7.1 million, and $5.2 million respectively. Share-based compensation expense for 2015 was recorded as selling, general, and administrative expense of $6.1 million and special charges of $0.4 million which relates to the retirement of one of our senior executives. Share-based compensation expense for 2014 was recorded entirely as selling, general, and administrative expense whereas 2013 costs were split between selling, general, and administrative costs totaling $4.7 million and special charges totaling $0.5 million in our consolidated statements of income. The special charge portion was related to the separation of our previous CFO. As of December 31, 2015, there was $7.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years. This compares to $10.3 million for 2014 and $12.2 million for 2013, respectively. The decrease in total unrecognized compensation costs from 2014 and 2013 primarily relates to equity awards to our CEO and CFO made during 2013 totaling $5.0 million.

A summary of the status of all stock options granted to employees and non-employee directors as of December 31, 2015, 2014, and 2013 and changes during the years are presented in the table below:

	December 31,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	486,004	$57.85	355,081	$50.71	146,621	$30.89
Granted	118,992	51.84	164,503	70.87	300,000	53.89
Exercised	(7,717)	33.44	(12,937)	32.41	(82,487)	29.03
Forfeited	(26,542)	59.25	(20,643)	54.72	(9,053)	32.76
Options outstanding at end of period	570,737	$56.86	486,004	$57.85	355,081	$50.71
Options exercisable at end of period	140,248	$43.08	78,226	$38.75	31,958	$34.72

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2015 was 7.0 years and 6.4 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.6 million and $1.8 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $0.9 million and $0.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2015 was $0.4 million and $0.3 million, respectively. As of December 31, 2015, there was $3.5 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$30.91 - $46.99	225,721	6.9	$40.40	125,721	$39.79
47.00 - 61.99	102,417	6.1	51.84	—	—
62.00 - 70.99	100,000	8.2	70.42	—	—
71.00 - 79.33	142,599	7.0	77.01	14,527	71.56
$30.91 - $79.33	570,737	7.0	$56.86	140,248	$43.08

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2015, 2014, and 2013 and changes during the year are presented in the table below (RSUs in thousands):

	December 31,
	2015		2014		2013
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	115,949	$52.97	176,084	$44.39	187,667	$33.34
Granted	62,322	51.53	38,899	72.11	154,235	47.50
Settled	(56,865)	48.34	(58,117)	45.51	(91,001)	32.21
Canceled	(19,088)	55.08	(40,917)	44.86	(74,817)	37.85
Added by Performance Factor	6,963	32.76	—	—	—	—
RSU Awards outstanding at end of period	109,281	$52.90	115,949	$52.97	176,084	$44.39
RSU Awards exercisable at end of period	1,200	$59.29	250	$42.12	—	$—

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2015, 2014 and 2013 was $3.0 million, $4.2 million, and $4.0 million, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2015, 2014 and 2013 was $2.4 million, $2.7 million and $2.6 million, respectively. The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2015 was $4.6 million and $0.1 million, respectively. As of December 31, 2015, there was $2.8 million of total unrecognized compensation costs related to RSU awards that is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information about RSU Awards outstanding at December 31, 2015:

	RSU Awards Outstanding
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$41.00 - $50.99	35,573	0.6	$42.17
51.00 - 64.99	52,520	1.8	52.23
65.00 - 79.33	21,188	1.2	72.56
$41.00 - $79.33	109,281	1.3	$52.90

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2015, 2014, and 2013 and changes during the year are presented in the table below:

	December 31,
	2015		2014		2013
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	69,293	$35.81	62,896	$25.67	76,106	$22.91
Granted	38,965	34.73	32,752	47.95	28,463	28.22
Settled	(22,403)	27.87	(23,258)	25.94	(28,256)	21.09
Canceled	(7,123)	36.65	(3,097)	32.35	(13,417)	25.05
RSU MSPs outstanding at end of period	78,732	$37.46	69,293	$35.81	62,896	$25.67

There are no RSU MSPs exercisable at December 31, 2015, 2014, and 2013. The aggregate intrinsic value of RSU MSPs settled during the year ended December 31, 2015, 2014, and 2013 was $0.5 million, $1.1 million and $0.7 million, respectively. The aggregate fair value of RSU MSPs vested during the year ended December 31, 2015, 2014, and 2013 was $0.3 million, $0.3 million and $0.2 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2015 was $0.5 million. As of December 31, 2015 there was $0.7 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information about RSU MSPs outstanding at December 31, 2015:

	RSU MSPs Outstanding
Range of Exercise Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.00 - 33.99	17,349	0.2	$28.22
34.00 - 45.99	36,588	2.1	34.73
46.00 - 47.95	24,795	1.2	47.95
$28.00 - $47.95	78,732	1.4	$37.46

We also grant Cash Settled Stock Unit Awards to our international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on our closing stock price at the time of vesting. As of December 31, 2015, there were 28,660 Cash Settled Stock Unit Awards outstanding compared with 34,388 Cash Settled Stock Unit Awards as of December 31, 2014. During 2015, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of December 31, 2015, the Company had $0.7 million in accrued expenses classified as current liabilities for Cash Settled Stock Unit Awards compared with $1.2 million as of December 31, 2014. Cash Settled Stock Unit Award related compensation costs for the twelve month periods ended December 31, 2015, 2014, and 2013 totaled $0.2 million, $0.3 million, and $1.5 million, respectively and was recorded as selling, general and administrative expense.

(12)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, defense and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. For the years ended December 31, 2015, 2014 and 2013, we had no customers from which we derive revenues that exceed the threshold of 5% of the Company’s consolidated revenues.

We have experienced delays in collecting payment on our engineered valves customer accounts receivable from the Venezuela national oil company. These accounts receivable are primarily Euro denominated, are not disputed, and we have not historically had write-offs relating to this customer. Our net outstanding accounts receivable with this customer is approximately 3% of net accounts receivable. Given the outlook for oil prices in 2016 and the resulting impact on the Venezuela economy, we believe the engineered valves customer accounts receivable will not be collected until 2017 and, as such, we have classified the net balance as long-term as of December 31, 2015.

(13)    Employee Benefit Plans

Employee Benefit Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) savings plan. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. Under this plan, we make a Company contribution and match a specified percentage of employee contributions, subject to certain limitations. During 2015 we contributed 50% of the amount contributed by the employee, up to a maximum of 3% of the employee’s earnings. Our matching contributions vest at a rate of 25% per year of service, with full vesting after 4 years of service.

The components of net periodic (benefit) expense for the employee benefit plan is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of 401(k) plan Company contributions	$2,886	$3,269	$4,465

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

During fiscal year 2015, we made $1.6 million in cash contributions to our qualified defined benefit pension plan, in addition to $0.4 million in payments for our nonqualified plan. In fiscal year 2016, we expect to make cash contributions of approximately $1.6 million to our qualified plan and payments of $0.4 million for our nonqualified plan. Contributions to the qualified plan may differ based on a re-assessment of this plan’s funded status during 2016 based on separate IRS cash funding calculations. Capital market and interest rate fluctuations may also impact future funding requirements.

The components of net periodic (benefit) expense for the pension benefit plans are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Pension components of net benefit expense:
Interest cost on benefits obligation	$2,193	$2,181	$1,963
Expected return on assets	(2,655)	(2,788)	(2,366)
Net pension costs (income)	(462)	(607)	(403)
Net loss amortization	843	506	765
Net periodic cost (benefit) of defined benefit pension plans	$381	$(101)	$362

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations and net benefit cost for the pension plans are shown below:

	Year Ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Discount rate – qualified plan	3.82%	4.70%	3.85%
Discount rate – nonqualified plan	3.59%	4.30%	3.35%
Expected return on plan assets	7.25%	7.25%	7.00%
Rate of compensation increase	N/A	N/A	N/A
Benefit obligations:
Discount rate – qualified plan	3.82%	4.70%	3.85%
Discount rate – nonqualified plan	3.59%	4.30%	3.35%
Rate of compensation increase – nonqualified plan	N/A	N/A	N/A
Rate of compensation increase – qualified plan	N/A	N/A	N/A

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

We derive our discount rate utilizing a commonly known pension discount curve, discounting future projected benefit obligation cash flows to arrive at a single equivalent rate. For fiscal year end 2015 benefit obligations, we utilized a weighted average basis given the level of yield on high-quality corporate bond interest rates at fiscal year-end 2015. The effect of the discount rate change decreased our projected benefit obligation at December 31, 2015 by approximately $0.5 million and we believe will decrease our 2016 pension expense by less than $0.2 million.

In selecting the expected long-term rate of return on assets for the qualified plan, we considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. We, with input from the plans’ professional investment managers and actuaries, also considered the average rate of earnings expected on the funds invested or to be invested to provide plan benefits. This process included determining expected returns for the various asset classes that comprise the plans’ target asset allocation. This basis for selecting the long-term asset return assumptions is consistent with the prior year. Using generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term liabilities to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans.

The funded status of the defined benefit plans and amounts recognized in the balance sheets, measured as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31,
	2015	2014
Change in projected benefit obligation:
Balance at beginning of year	$58,819	$47,814
Service cost	—	—
Interest cost	2,193	2,181
Actuarial loss (gain)	(2,077)	10,734
Benefits paid	(1,996)	(1,910)
Balance at end of year	$56,939	$58,819
Change in fair value of plan assets:
Balance at beginning of year	$39,826	$38,300
Actual return on assets	(457)	1,440
Benefits paid	(1,996)	(1,910)
Employer contributions	1,996	1,995
Fair value of plan assets at end of year	$39,369	$39,826
Funded status:
Excess of projected benefit obligation over the fair value of plan assets	$(17,570)	$(18,993)
Pension plan accumulated benefit obligation (“ABO”)	$51,395	$52,890
Supplemental pension plan ABO	5,544	5,928
Aggregate ABO	$56,939	$58,818

The following information is presented as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Funded status, end of year:
Fair value of plan assets	$39,369	$39,826
Benefit obligations	(56,939)	(58,819)
Net pension liability	$(17,570)	$(18,993)
Pension liability recognized in the balance sheet consists of:
Noncurrent liability	(17,570)	(18,993)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$29,263	$28,834
Estimated pension expense to be recognized in other comprehensive income (loss) in 2016 and 2015 consists of:
Amortization of net losses	905	843

Refer to Consolidated Statements of Comprehensive Income for the other comprehensive (loss) related to pension expense and other changes in plan assets - recognized actuarial gains (losses).

As of December 31, 2015, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$2,359	$2,147	$2,588	$2,729	$2,882	$16,296

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, utilizing the fair value hierarchy are as follows (in thousands):

	December 31, 2015	December 31, 2014
	Level 1	Level 1
Cash Equivalents:
Money Market Funds	$197	$1,717
Mutual Funds:
Bond Funds	10,928	10,576
Large Cap Funds	14,369	13,947
International Funds	5,994	7,785
Small Cap Funds	2,489	2,475
Blended Funds	1,998	—
Mid Cap Funds	3,394	3,326
Total Fair Value	$39,369	$39,826

The Company’s pension plan assets are measured at fair value. For pension assets, fair value is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets.

All assets as of December 31, 2015 and 2014 are classified as Level 1 and are comprised of mutual funds held and are traded on the open market where quoted prices are determinable and available daily. The investments are valued using a market approach based on prices obtained from the primary or secondary exchanges on which they are traded.

Our investment objectives for the portfolio of the plans’ assets are to approximate the return of a composite benchmark comprised of 32% of the Barclays Capital Aggregate Bond Index, 28% of the Morgan Stanley Capital International EAFE Index, and 40% of the Russell 1000 Index. We also seek to maintain a level of volatility (measured as standard deviation of returns) which approximates that of the composite benchmark returns. Realigning among asset classes will occur periodically as global markets change. Portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 60% in equities and 40% in fixed income, although the actual plan asset allocations may be within a range around these targets.

(14)    Contingencies, Commitments and Guarantees

Legal Proceedings
In February 2015, we agreed to resolve a longstanding customer dispute regarding our design and fabrication of cable protection systems for an off-shore windfarm, a product line in which we no longer are involved. The resolution of this dispute was recorded as a Special Charge during the fourth quarter of 2014 in the amount of $6.2 million. Final settlement was paid during the fourth quarter of 2015.
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

Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $56.7 million at December 31, 2015. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past four fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2015.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2015 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$31,956
Greater than 12 months	24,777
Total	$56,733

Operating Lease Commitments
Rental expense under operating lease commitments amounted to: $5.9 million, $7.3 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities were as follows at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Minimum lease commitments	$5,824	$4,900	$3,631	$3,212	$2,397	$8,889

Commercial Contract Commitment

As of December 31, 2015, we had approximately $75.0 million of commercial contract commitments related to open purchase orders.

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

(15)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2015.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance beginning December 31, 2014	$4,213	$4,194
Provisions	3,539	3,370
Claims settled	(3,714)	(3,067)
Acquired Reserves/Other	718	—
Currency translation adjustment	(205)	(284)
Balance ending December 31, 2015	$4,551	$4,213

Warranty obligations increased $0.3 million from $4.2 million to $4.5 million for the years ended December 31, 2014 and 2015, respectively. The increase in warranty obligations is primarily driven by reserves acquired in the 2015 Schroedahl acquisition of $0.7 million partially offset by higher claims settled within our engineer valves and California businesses.

(16)    Fair Value

Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of December 31, 2015 and 2014, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

Foreign Currency Contracts

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

As of December 31, 2015, we had thirteen forward contracts with amounts as follows (in thousands):

Currency	Number	Contract Amount
U.S. Dollar/Euro	10	30,074,494	U.S. Dollars
Brazilian Real/Euro	3	—	Brazilian Reals

This compares to six forward contracts as of December 31, 2014. The fair value liability of the derivative forward contracts as of December 31, 2015 was $0.2 million and was included in accrued expenses and other current liabilities on our balance sheet. This compares to a fair value liability of $0.5 million as of December 31, 2014. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. The foreign exchange losses for the year ended December 31, 2015, 2014 and 2013 are $0.5 million, $0.7 million, and $0.5 million, respectively and are included in other expense in our consolidated statements of income.

(17)    Segment Information

The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate/ Eliminations	Consolidated Total
Year Ended December 31, 2015
Net revenues	$502,133	$154,134	$—	$656,267
Inter-segment revenues	864	222	(1,086)	0
Operating income (loss)	37,961	11,117	(22,904)	26,174
Interest income				(270)
Interest expense				3,114
Other expense, net				902
Income before income taxes				22,428
Identifiable assets	769,847	185,147	(285,079)	669,915
Capital expenditures	9,411	3,089	814	13,314
Depreciation and amortization	16,753	5,973	1,209	23,935
Year Ended December 31, 2014
Net revenues	653,257	188,189	—	841,446
Inter-segment revenues	1,119	215	(1,334)	0
Operating income (loss)	85,316	3,473	(24,032)	64,757
Interest income				(436)
Interest expense				3,088
Other (income), net				(1,156)
Income before income taxes				63,261
Identifiable assets	636,669	205,955	(117,902)	724,722
Capital expenditures	9,089	2,479	1,241	12,810
Depreciation and amortization	11,545	6,907	1,109	19,561
Year Ended December 31, 2013
Net revenues	$660,969	$196,839	$—	$857,808
Inter-segment revenues	878	109	(987)	0
Operating income (loss)	90,786	6,177	(27,790)	69,173
Interest income				(264)
Interest expense				3,425
Other expense, net				1,975
Income before income taxes				64,037
Identifiable assets	574,967	217,281	(65,599)	726,649
Capital expenditures	10,249	5,773	1,306	17,328
Depreciation and amortization	11,346	6,360	1,367	19,073

Each reporting segment is individually managed and has separate financial results that are reviewed by our chief operating decision-maker. Each segment contains related products and services particular to that segment. Operating income by segment is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Refer to Item 1 - Business Section for further discussion of the products included in each segment.

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

The operating loss reported in the Corporate / Eliminations column in the preceding table consists primarily of the following corporate expenses: compensation and fringe benefit costs for executive management and other corporate staff; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting costs; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; tax; treasury; investor relations and shareholder services; regulatory compliance; and stock transfer agent costs.

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate/Eliminations for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $45.7 million, $48.0 million, and $51.5 million as of December 31, 2015, 2014 and 2013, respectively.

All intercompany transactions have been eliminated, and inter-segment revenues are not significant. The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (in thousands)	2015	2014	2013
United States	$259,068	$379,527	$405,561
United Kingdom	36,005	58,479	59,547
France	34,838	40,755	39,881
Germany	26,889	30,672	31,070
Rest of Europe	24,508	31,836	61,342
Australia	12,174	23,198	8,597
Norway	43,502	50,634	11,943
Canada	46,575	41,054	39,016
China	38,414	42,023	15,533
Rest of Asia-Pacific	36,247	50,084	40,892
Brazil	7,214	20,713	14,568
Other	90,833	72,471	129,858
	$656,267	$841,446	$857,808

	December 31,
Long-lived assets by geographic area (in thousands)	2015	2014
United States	$38,199	$38,921
United Kingdom	11,234	12,635
Germany	10,410	8,908
China	6,360	7,714
Italy	6,290	7,295
France	5,823	6,760
India	4,235	4,847
Netherlands	2,163	2,519
Other	2,315	6,613
Total long-lived assets	$87,029	$96,212

(18)    Quarterly Financial Information (Unaudited, in thousands, except per share information)

The Company has revised its previously-issued financial statements to correct errors identified related to its accounting for Brazil operations for the fiscal quarter ended April 5, 2015. None of the errors were considered material to the period impacted.
Summary Quarterly Data — Unaudited

	First Quarter as Revised (1)	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Net revenues	165,860	$166,906	$159,258	$164,243
Gross profit	52,649	50,794	45,393	50,496
Net income (loss)	8,912	1,872	(8,078)	7,156
Earnings (loss) per common share:
Basic	$0.50	$0.11	$(0.49)	$0.44
Diluted	0.50	0.11	(0.49)	0.43
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$60.13	$58.70	$50.93	$46.80
Low	49.21	52.87	39.99	39.63
Year Ended December 31, 2014
Net revenues	$211,186	$207,884	$203,818	$218,558
Gross profit	64,638	59,700	62,217	70,465
Net income	14,632	11,926	14,675	9,155
Earnings per common share:	—
Basic	$0.83	$0.68	$0.83	$0.52
Diluted	0.82	0.67	0.83	0.51
Dividends per common share	0.0375	0.0375	0.0375	0.0375
Stock Price range:
High	$80.65	$82.09	$77.73	$75.15
Low	69.63	69.92	64.94	56.02
(1) Includes correcting adjustments related to the quarter ended April 5, 2015 previously disclosed in Form 10-Q/A filed on November 11, 2015 for the quarter ended July 5, 2015 of Net Income ($0.7 million), Basic EPS ($0.05 per share) and Diluted EPS ($0.04 per share).

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

Allowance for Doubtful Accounts

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2015
Deducted from asset account:
Allowance for doubtful accounts (2)	$9,536	$2,561	$(1,748)	$(2,059)	$8,290
Year ended
December 31, 2014
Deducted from asset account:
Allowance for doubtful accounts	$2,449	$7,817	$(162)	$(568)	$9,536
Year ended
December 31, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,706	$1,194	$(21)	$(430)	$2,449

(1)	Uncollectible accounts written off, net of recoveries.

(2)
Balance at end of period excludes the engineered valves accounts receivable allowances of $2.4 million which were all charged to cost and expenses in 2015, which are classified as long-term as of December 31, 2015.