Form 10-Q
period 2016-04-03
CIRCOR INTERNATIONAL INC
filed 2016-04-29
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2016, there were 16,421,011 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of April 3, 2016 and December 31, 2015...............................	3
	Condensed Consolidated Statements of Income for the Three Months Ended April 3, 2016 and April 5, 2015...................................................................................................................................................................	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 3, 2016 and April 5, 2015.................................................................................................................	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2016 and April 5, 2015...........................................................................................................................................................	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 3.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	April 3, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,580	$54,541
Trade accounts receivable, less allowance for doubtful accounts of $7,628 and $8,290, respectively	117,569	125,628
Inventories	170,100	177,840
Prepaid expenses and other current assets	21,303	16,441
Total Current Assets	375,552	374,450
PROPERTY, PLANT AND EQUIPMENT, NET	86,089	87,029
OTHER ASSETS:
Goodwill	118,170	115,452
Intangibles, net	47,520	48,981
Deferred income taxes	36,483	36,799
Other assets	7,283	7,204
TOTAL ASSETS	$671,097	$669,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,726	$64,284
Accrued expenses and other current liabilities	43,081	52,878
Accrued compensation and benefits	17,173	18,424
Income taxes payable	8,406	6,585
Total Current Liabilities	124,386	142,171
LONG-TERM DEBT, NET OF CURRENT PORTION	97,800	90,500
DEFERRED INCOME TAXES	10,168	10,424
OTHER NON-CURRENT LIABILITIES	24,636	26,043
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,411,034 and 16,364,299 shares issued and outstanding at April 3, 2016 and December 31, 2015, respectively	177	177
Additional paid-in capital	285,410	283,621
Retained earnings	261,186	257,939
Common treasury stock, at cost (1,381,784 shares at April 3, 2016 and December 31, 2015)	(74,972)	(74,972)
Accumulated other comprehensive loss, net of tax	(57,694)	(65,988)
Total Shareholders’ Equity	414,107	400,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$671,097	$669,915
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
Net revenues	$150,798	$165,860
Cost of revenues	105,565	113,211
GROSS PROFIT	45,233	52,649
Selling, general and administrative expenses	37,799	38,808
Special charges, net	1,939	1,511
OPERATING INCOME	5,495	12,331
Other expense (income):
Interest expense, net	631	641
Other income, net	(528)	(506)
TOTAL OTHER EXPENSE, NET	103	135
INCOME BEFORE INCOME TAXES	5,392	12,196
Provision for income taxes	1,520	3,284
NET INCOME	$3,872	$8,913
Earnings per common share:
Basic	$0.24	$0.50
Diluted	$0.23	$0.50
Weighted average number of common shares outstanding:
Basic	16,381	17,662
Diluted	16,481	17,712
Dividends paid per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
Net income	$3,872	$8,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,294	(25,779)
Other comprehensive income (loss), net of tax	8,294	(25,779)
COMPREHENSIVE INCOME (LOSS)	$12,166	$(16,866)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
OPERATING ACTIVITIES
Net income	$3,872	$8,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,263	3,521
Amortization	2,529	710
Bad debt (recovery) expense	(848)	312
Loss on write down of inventory	2,525	510
Compensation expense of share-based plans	1,538	2,222
Tax effect of share-based plan compensation	92	(289)
Loss on sale of property, plant and equipment	14	46
Loss on write down of property, plant and equipment	1,489	—
Gain on sale of business	—	(972)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	11,089	6,694
Inventories	8,486	(19,207)
Prepaid expenses and other assets	(4,287)	(3,431)
Accounts payable, accrued expenses and other liabilities	(22,108)	(18,224)
Net cash provided by (used in) operating activities	7,654	(19,195)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,021)	(2,610)
Proceeds from the sale of property, plant and equipment	87	—
Proceeds from the sale of affiliate	—	2,759
Net cash (used in) provided by investing activities	(3,934)	149
FINANCING ACTIVITIES
Proceeds from long-term debt	35,139	46,903
Payments of long-term debt	(27,871)	(21,540)
Dividends paid	(625)	(672)
Proceeds from the exercise of stock options	111	38
Tax effect of share-based plan compensation	(92)	289
Purchases of common stock	—	(13,291)
Net cash provided by financing activities	6,662	11,727
Effect of exchange rate changes on cash and cash equivalents	1,657	(10,081)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,039	(17,400)
Cash and cash equivalents at beginning of period	54,541	121,286
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,580	$103,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2015 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2015 consolidated financial statements, which were included in our Annual Report filed on Form 10-K for the year ended December 31, 2015. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company recorded additions to property, plant and equipment for which cash payments had not yet been made of $1.0 million and $0.5 million in the three months ended April 3, 2016 and April 5, 2015, respectively.

Revision of Prior Period Financial Statements

In the third quarter of fiscal 2015, the Company identified prior period errors related to the Company’s consolidated financial statements related to the Brazil operations for the fiscal quarter ended April 5, 2015. Specifically, the Company determined that accounts receivable and certain taxes (primarily the Value Added Tax Recoverable) related to the Company’s Brazil operations were not properly stated. The Company’s correction of these errors resulted in a decrease in Net Income from $9.6 million to $8.9 million and in Operating Income from $13.1 million to $12.3 million for the three months ended April 5, 2015.

In addition, during the same period, the Company identified that it incorrectly classified certain items on the statement of cash flows for the quarter ended April 5, 2015. This resulted in overstating operating cash flows, overstating investing cash flows, and understating financing cash flows by $2.8 million, $0.6 million, and $3.4 million, respectively. The Company has corrected these errors within the financial information for the fiscal quarter ended April 5, 2015.

The following table details the impact of the revision on the Company’s condensed consolidated balance sheet as of April 5, 2015 (in thousands):

	April 5, 2015
	As Reported	Adjustments	Revised
Trade accounts receivable, less allowance for doubtful accounts	$140,752	$474	$141,226
Prepaid expenses and other current assets	21,731	(1,356)	20,375
Total Current Assets	483,254	(882)	482,372
TOTAL ASSETS	688,691	(882)	687,809
Accrued expenses and other current liabilities	53,443	(162)	53,281
Total Current Liabilities	157,983	(162)	157,821
Retained earnings	259,599	(720)	258,879
Total Shareholders’ Equity	463,103	(720)	462,383
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$688,691	$(882)	$687,809

The following table details the impact of the revision on the Company’s condensed consolidated statement of operations for the three months ended April 5, 2015 (in thousands, except per share data):

	Three months ended April 5, 2015
	As Reported	Adjustments	Revised
Selling, general and administrative expenses	$38,088	$720	$38,808
OPERATING INCOME	13,050	(720)	12,331
INCOME BEFORE INCOME TAXES	12,916	(720)	12,196
NET INCOME	$9,632	$(720)	$8,913
Earnings per common share:
Basic	$0.55	$(0.05)	$0.50
Diluted	$0.54	$(0.04)	$0.50

The following table details the impact of the revision on the Company’s condensed consolidated statement of comprehensive (loss) income for the three months ended April 5, 2015 (in thousands):

	Three months ended April 5, 2015
	As Reported	Adjustments	Revised
Net income	$9,632	$(720)	$8,913
COMPREHENSIVE INCOME (LOSS)	$(16,147)	$(720)	$(16,866)

The following table details the impact of the revision on the Company’s condensed consolidated statement of cash flows for the three months ended April 5, 2015 (in thousands):

	Three Months Ended April 5, 2015
	As Reported	Adjustments	Revised
OPERATING ACTIVITIES
Net income	$9,632	$(720)	$8,913
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,480	(474)	7,006
Prepaid expenses and other assets	(4,787)	1,356	(3,431)
Accounts payable, accrued expenses and other liabilities	(15,298)	(2,926)	(18,224)
Net cash used in operating activities	$(16,432)	$(2,764)	$(19,195)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,983)	(627)	(2,610)
Net cash provided by investing activities	776	(627)	149
FINANCING ACTIVITIES
Purchases of common stock	(16,682)	3,391	(13,291)
Net cash provided by financing activities	8,336	3,391	11,727

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 3, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases. ASU 2016-02 outlines a model of enhanced transparency for lessees by recognizing lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

(3) Inventories

Inventories consist of the following (in thousands):

	April 3, 2016	December 31, 2015
Raw materials	$50,554	$51,439
Work in process	79,570	83,324
Finished goods	39,976	43,077
Total inventories	$170,100	$177,840

(4) Business Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl GMBH ("Schroedahl"), a privately-owned manufacturer of safety and control valves primarily serving the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition reported within the Energy segment. Acquisition-related costs of $0.4 million primarily consisted of legal and financial advisory services and were expensed as incurred in general and administrative expenses during the three months ended April 5, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $23.8 million under our existing credit facility.

The purchase price allocation is based upon a valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The purchase accounting was finalized during the first quarter of fiscal 2016. The assets and liabilities include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes.

The following table summarizes the fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$36,316
Other current assets	11,470
Property, plant and equipment	1,999
Intangible assets	32,829
Current liabilities	(5,452)
Deferred tax liability	(7,285)
Other non-current liabilities	(642)
Total identifiable net assets	69,034
Goodwill	46,818
Total purchase price	$116,053

The fair value of accounts receivable acquired approximates the contractual value of $4.3 million. The goodwill recognized is attributable primarily to projected future profitable growth, market penetration, as well as an expanded customer base for the Energy segment. The goodwill arising from the acquisition that is deductible for income tax purposes is $13.2 million.
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
Schroedahl's results for the three months ended April 3, 2016 include $6.1 million of net revenue, and $0.3 million of operating income, respectively. Operating income includes $0.6 million of intangible amortization. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of April 3, 2016 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2015	$93,175	$22,277	$115,452
Adjustments to preliminary purchase price allocation	196	—	196
Currency translation adjustments	2,464	58	2,522
Goodwill as of April 3, 2016	$95,835	$22,335	$118,170

The table below presents gross intangible assets and the related accumulated amortization as of April 3, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,042	$(5,779)
Non-amortized intangibles (primarily trademarks and trade names)	15,582	—
Customer relationships	53,982	(25,783)
Order backlog	5,279	(4,607)
Acquired technology	2,419	(575)
Other	5,570	(4,610)
Total	$88,874	$(41,354)
Net carrying value of intangible assets	$47,520

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 3, 2016 (in thousands):

	2016	2017	2018	2019	2020	After 2020
Estimated amortization expense	$7,593	$8,064	$6,252	$4,603	$2,951	$2,475

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended April 3, 2016
Net revenues	$112,620	$38,178	$—	$150,798
Inter-segment revenues	194	47	(241)	—
Operating income (loss)	9,903	2,082	(6,490)	5,495
Interest expense, net				631
Other income, net				(528)
Income before income taxes				$5,392
Identifiable assets	724,540	186,681	(240,124)	671,097
Capital expenditures	2,068	1,076	106	3,250
Depreciation and amortization	4,106	1,361	325	5,792

Three Months Ended April 5, 2015
Net revenues	$127,586	$38,274	$—	$165,860
Inter-segment revenues	250	82	(332)	—
Operating income (loss)	15,932	2,852	(6,454)	12,331
Interest expense, net				641
Other income, net				(506)
Income before income taxes				$12,196
Identifiable assets	592,145	189,850	(94,186)	687,809
Capital expenditures	1,316	475	192	1,983
Depreciation and amortization	2,432	1,531	268	4,231

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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of April 3, 2016 and April 5, 2015. Corporate Identifiable Assets after elimination of intercompany assets were $41.1 million and $39.7 million as of April 3, 2016 and April 5, 2015, respectively.

(7) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	April 3, 2016			April 5, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,872	16,381	$0.24	$8,913	17,662	$0.50
Dilutive securities, common stock options	—	100	(0.01)	—	50	—
Diluted EPS	$3,872	16,481	$0.23	$8,913	17,712	$0.50

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 511,220 and 362,261 shares of common stock, for the three months ended April 3, 2016 and April 5, 2015, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value
The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of April 3, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

Foreign Currency Exchange Risk
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on our contracts are recognized as a component of other expense in our condensed consolidated statements of income.

As of April 3, 2016, we had eleven forward contracts: eight U.S. Dollar/Euro contracts with a notional amount of $26.9 million and three Brazilian Real/Euro contracts with a notional amount of less than $0.1 million. This compares to thirteen forward contracts as of December 31, 2015. The fair value asset of the derivative forward contracts as of April 3, 2016 was $0.9 million and was included in prepaid expenses and other current assets on our condensed consolidated balance sheet. This compares to a fair value liability of $0.2 million that was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2015. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification (“ASC”) Topic 820. For the three month period ended April 3, 2016, the unrealized foreign exchange gain associated with these forward contracts was approximately $1.2 million. This compares to an unrealized foreign exchange loss of $0.4 million for the three month period ended April 5, 2015, respectively.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of April 3, 2016.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 3, 2016 (in thousands):

Balance beginning December 31, 2015	$4,551
Provisions	582
Claims settled	(929)
Currency translation adjustment	97
Balance ending April 3, 2016	$4,301

Warranty obligations decreased $0.3 million from $4.6 million as of December 31, 2015 to $4.3 million as of April 3, 2016, primarily related to higher claims settled within our engineered valves and California businesses ($0.9 million), offset in part by our standard provisions during the period of $0.6 million.

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

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of Spence or Hoke, or our financial condition, consolidated results of operations or liquidity of the Company.
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $55.8 million at April 3, 2016. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 3, 2016.

The following table contains information related to standby letters of credit instruments outstanding as of April 3, 2016 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$29,587
Greater than 12 months	26,169
Total	$55,756

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
During the three months ended April 3, 2016, we made a cash contribution of $0.4 million to our qualified defined benefit pension plan. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we make a core contribution and match a specified percentage of employee contributions, subject to certain limitations.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended
	April 3, 2016	April 5, 2015
Interest cost on benefits obligation	$574	$548
Estimated return on assets	(664)	(723)
Loss amortization	226	210
Net periodic cost of defined benefit pension plans	$136	$35

(12) Income Taxes
As of April 3, 2016 and December 31, 2015, we had $3.0 million and $2.9 million of unrecognized tax benefits, respectively, of which $2.6 million and $2.7 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. domestic deferred income tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain of these U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $0.9 million at April 3, 2016 and December 31, 2015. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of April 3, 2016, we have two share-based compensation plans. The 2014 Stock Option and Incentive Plan (the "2014 Plan") was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards may be granted under the existing Amended and Restated 1999 Stock Option and Incentive Plan (the “1999 Plan”). As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; non-qualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New options granted under the 2014 Plan could have varying vesting provisions and exercise periods. Options previously granted under the 1999 Plan vest in periods ranging from one year to five years and expire either seven years or ten years after the grant date. Restricted stock units granted under the 1999 Plan generally vest within three years. Vested restricted stock units will be settled in shares of our common stock.

As of April 3, 2016, there were 771,388 stock options (including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") stock option awards noted below) and 234,310 restricted stock units outstanding. In addition, there were 1,013,423 shares available for grant under the 2014 Plan as of April 3, 2016.

The Black-Scholes option pricing model was used to estimate the fair value of each stock option grant at the date of grant excluding the 2013 and 2014 CEO and CFO stock option awards which were valued using the Monte Carlo option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatility utilized in the model are based on the historic volatility of the Company’s stock price at the date of the grant. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant.

During the three months ended April 3, 2016, we granted 210,633 stock options compared with 118,992 stock options granted during the three months ended April 5, 2015.

The average fair value of stock options granted during the first three months of 2016 and 2015 was $11.91 and $17.88, respectively, and was estimated using the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.2%	1.4%
Expected life (years)	4.5	4.5
Expected stock volatility	36.2%	40.4%
Expected dividend yield	0.4%	0.3%

For additional information regarding the historical issuance of stock options including awards to our CEO and CFO, refer to our Form 10-K for the year ended December 31, 2015 filed on February 23, 2016.

We account for RSU Awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the three months ended April 3, 2016 and April 5, 2015, we granted 84,578 and 54,702 RSU Awards with approximate fair values of $38.89 and $51.92 per RSU Award, respectively. During the first three months of 2016 and 2015, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 84,578 RSUs granted during the three months ended April 3, 2016, 43,016 are performance-based RSU awards. This compares to 26,094 performance-based RSU awards granted during the three months ended April 5, 2015.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive restricted stock units in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSU MSPs. In addition, non-employee directors may elect to receive restricted stock units in lieu of all or a portion of their annual directors’ fees. Each RSU MSP represents a right to receive one share of our common stock after a three year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four year period. RSU MSPs totaling 20,130 and 38,965 with per unit discount amounts representing fair values of $12.83 and $17.11 were granted under the CIRCOR Management Stock Purchase Plan during the three months ended April 3, 2016 and April 5, 2015, respectively.

Compensation expense related to our share-based plans for the three month periods ended April 3, 2016 and April 5, 2015 was $1.5 million and $2.2 million, respectively. For the three month period ended April 3, 2016, $1.5 million of compensation expense was recorded as selling, general and administrative expenses. For the three month period ended April 5, 2015, $1.8 million was recorded as selling, general and administrative expense and $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. As of April 3, 2016, there was $11.2 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 3, 2016 was 6.8 years and 6.1 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 3, 2016 was less than $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 3, 2016 was $3.4 million and $1.2 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended April 3, 2016 was $1.4 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 3, 2016 was $7.5 million and less than $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 3, 2016 was $0.2 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 3, 2016 was $0.9 million and less than $0.1 million, respectively.

We also grant Cash Settled Stock Unit Awards to certain international employee participants. These Cash Settled Stock Unit Awards typically cliff-vest in three years and are settled in cash based on the Company's closing stock price at the time of vesting. As of April 3, 2016, there were 34,128 Cash Settled Stock Unit Awards outstanding compared to 28,660 as of December 31, 2015. During the three months ended April 3, 2016, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.4 million. As of April 3, 2016, we had $0.5 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.7 million as of December 31, 2015. Cash Settled Stock Unit Awards related compensation costs for the three month periods ended April 3, 2016 and April 5, 2015 was $0.2 million and $0.2 million, respectively, and was recorded as selling, general, and administrative expense.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholder's equity, for the three months ended April 3, 2016 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2015	$(36,725)	$(29,263)	$(65,988)
Other comprehensive income, net of tax	8,294	—	8,294
Balance as of April 3, 2016	$(28,431)	$(29,263)	$(57,694)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to net income were immaterial for the three months ended April 3, 2016.

(15) Special Charges, net

General Background

The nature of Special Charges, net include restructuring costs, costs to exit a product line or program, litigation settlements and other special charges or gains that are generally not reflective of our on-going operational results.

On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations ("Brazil Closure") due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras. CIRCOR Brazil has reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook have deteriorated. In connection with the closure, we recorded $0.9 million in special charges within the Energy Segment during the three months ended April 3, 2016 which primarily related to employee termination costs. As of April 3, 2016, our remaining Brazil assets were $4.8 million of which $1.1 million relates to net third party accounts receivables, $0.9 million relates to net property, plant & equipment, $0.7 million relates to cash, and $0.6 million relates to inventory.

In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses.

On April 15, 2015, we acquired Germany-based Schroedahl, a privately-owned manufacturer of safety and control valves primarily in the power generation market. In connection with our acquisition of Schroedahl, we recorded certain acquisition related professional fees ("Acquisition related charges") as special charges.

On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general, administrative and manufacturing related expenses primarily personnel related. Charges with this action were finalized in the fourth quarter of 2015. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

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

On April 22, 2014, we announced additional restructuring actions ("2014 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general and administrative expenses, including the reduction of certain management layers, and closing a number of smaller facilities. The savings from these restructuring actions were utilized for growth investments. Charges with this action were finalized in the second quarter of 2015. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

The special charges described above are recorded in the special charges, net caption on our condensed consolidated statements of income.

Inventory Restructuring

During the first quarter of 2016, we recorded restructuring related inventory charges of $1.9 million associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of April 3, 2016, our remaining Brazil inventory balance is $0.6 million which we believe is recoverable based upon our net realizable value calculations.

During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Aerospace & Defense segment. As of April 3, 2016, our remaining structural landing gear product line inventory balance is $1.9 million which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our condensed consolidated statement of income.

Q1 2016

The tables below (in thousands) show the non-inventory restructuring related and special charges, net of recoveries, for the quarter ending April 3, 2016:

	Special Charges / (Recoveries)
	As of and for the quarter ended April 3, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses (recoveries)	$(376)	$1,400	$—	$1,024
Employee related expenses	98	41	—	139
Total restructuring charges, net	$(278)	$1,441	$—	$1,163
Acquisition related recoveries	(113)	—	—	(113)
Brazil Closure	887	—	2	889
Total special charges, net	$496	$1,441	$2	$1,939

Accrued special and restructuring charges as of December 31, 2015				$4,664
Total quarterly special charges, net (shown above)				1,939
Special charges paid / settled, net				(3,139)
Accrued special and restructuring charges as of April 3, 2016				$3,464

The restructuring charges incurred to date that remain as of April 3, 2016 relate to Brazil closure charges recorded in 2015 for supplier cancellation penalties for fixed purchase commitments, customer cancellation penalties, and litigation claims that we deem probable of loss. We expect to make payment or settle the majority of the restructuring obligations accrued at April 3, 2016 during the second half of 2016.

Q1 2015

The tables below (in thousands) show the non-inventory restructuring related and special charges, net of recoveries, for the quarter ending April 5, 2015:

	Special Charges / (Recoveries)
	As of and for the quarter ended April 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	$19	$13	$—	$32
Employee related expenses	324	1,156	—	1,480
Total restructuring charges	$343	$1,169	$—	$1,512
Divestiture expenses (recoveries)	26	(977)	—	(951)
Acquisition related charges	530	—	—	530
Executive retirement charges	—	—	420	420
Total special charges, net	$899	$192	$420	$1,511

Accrued special and restructuring charges as of December 31, 2014				$9,133
Total quarterly special charges, net (shown above)				1,511
Special charges paid / settled, net				(1,700)
Accrued special and restructuring charges as of April 5, 2015				$8,944

Inception to Date

The following table (in thousands) summarizes our California Restructuring related special charges to date as of April 3, 2016:

California Restructuring Charges / (Recoveries), net as of April 3, 2016
Aerospace & Defense
Facility related expenses - incurred to date	$1,400
Employee related expenses - incurred to date	31
Total restructuring related special charges - incurred to date	$1,431

This restructuring action is expected to be completed in the second half of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (“SEC”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about certain of these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2015 or in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the Securities and Exchange Commission ("SEC") and are available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the section “Summary of Significant Accounting Policies” presented in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Results of Operations for the Three Months Ended April 3, 2016 Compared to the Three Months Ended April 5, 2015 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended April 3, 2016 and April 5, 2015:

	Three Months Ended		Three Months Ended
	April 3, 2016		April 5, 2015		% Change

Net revenues	$150,798	100.0%	$165,860	100.0%	(9.1)%
Cost of revenues	105,565	70.0%	113,211	68.3%	(6.8)%
Gross profit	$45,233	30.0%	$52,649	31.7%	(14.1)%
Selling, general and administrative expenses	37,799	25.1%	38,808	23.4%	(2.6)%
Special charges, net	$1,939	1.3%	$1,511	0.9%	28.3%
Operating income	5,495	3.6%	12,331	7.4%	(55.4)%
Other expense (income):
Interest expense, net	631	0.4%	641	0.4%	(1.6)%
Other income, net	$(528)	(0.4)%	$(506)	(0.3)%	4.3%
Total other expense, net	103	0.1%	135	0.1%	(23.7)%
Income before income taxes	$5,392	3.6%	$12,196	7.4%	(55.8)%
Provision for income taxes	1,520	1.0%	3,284	2.0%	(53.7)%
Net income	$3,872	2.6%	$8,913	5.4%	(56.6)%

Net Revenues
Net revenues for the three months ended April 3, 2016 decreased by $15.1 million, or 9%, to $150.8 million from $165.9 million for the three months ended April 5, 2015. The change in net revenues for the three months ended April 3, 2016 was attributable to the following:

	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange
Segment	April 3, 2016	April 5, 2015
	(in thousands)
Energy	$112,620	$127,586	$(14,966)	$6,106	$—	$(20,512)	$(560)
Aerospace & Defense	38,178	38,274	(96)	—	—	291	(387)
Total	$150,798	$165,860	$(15,062)	$6,106	$—	$(20,221)	$(947)

The Energy segment accounted for approximately 75% of net revenues for the three months ended April 3, 2016 and April 5, 2015, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $15.0 million, or 12%, for the three months ended April 3, 2016 compared to the three months ended April 5, 2015. The decrease was primarily driven by lower volume in our upstream North American short-cycle business (19%) and upstream instrumentation business (2%), partially offset by higher revenues from our large international projects business (5%) and our business acquisition (5%). Orders decreased $43.3 million to $99.8 million for the three months ended April 3, 2016 compared to $143.1 million for the same period in 2015. Backlog decreased $79.9 million to $167.7 million as of April 3, 2016 compared to $247.6 million as of April 5, 2015. The decline in Orders and Backlog is directly attributable to the continued deterioration of the oil and gas market.

Aerospace & Defense segment net revenues decreased by $0.1 million for the three months ended April 3, 2016 compared to the same period in 2015. The decrease was primarily driven by unfavorable foreign currency impact (1%). Orders decreased $2.3 million to $36.9 million for the three months ended April 3, 2016 compared to $39.2 million for the same period in 2015, primarily due to the orders in our California-based business being lumpy (24%), offset by increases in our commercial aerospace (17%) and UK defense business (2%). Backlog decreased $11.9 million to $92.3 million as of April 3, 2016 compared to $104.2 million as of April 5, 2015, primarily as a result of lower bookings in our defense business.

Operating Income (Loss)

The change in operating income (loss) for the three months ended April 3, 2016 compared to the three months ended April 5, 2015 was as follows:

(in thousands)	Three Months Ended		Total Change	Acquisition	Divestitures	Operations	Foreign Exchange	Special and Restructuring Charges, net
Segment	April 3, 2016	April 5, 2015
Energy	$9,903	$15,932	$(6,029)	$342	$—	$(5,844)	$271	$(798)
Aerospace & Defense	2,082	2,852	(770)	—	—	570	(53)	(1,287)
Corporate	(6,490)	(6,453)	(37)	—	—	(458)	3	418
Total	$5,495	$12,331	$(6,836)	$342	$—	$(5,732)	$221	$(1,667)

Restructuring related, impairment, and special charges, net of recoveries, for the three months ended April 3, 2016 and April 5, 2015 were as follows:

	Three Months Ended April 3, 2016	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$2,415	$1,919	$(282)	$778
Aerospace & Defense	1,480	39	1,441	—
Corporate	2	—	—	2
Total	$3,897	$1,958	$1,159	$780

	Three Months Ended April 5, 2015	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$1,617	$—	$33	$1,584
Aerospace & Defense	193	—	1,243	(1,050)
Corporate	420	—	—	420
Total	$2,230	$—	$1,276	$954

(1) Restructuring related inventory charges are included in Cost of revenues. See Note 15, Special Charges, net for additional detail on restructuring related inventory charges.
(2) See Note 15, Special Charges, net for additional detail.

Operating income decreased $6.8 million, or 55%, to $5.5 million for the three months ended April 3, 2016, compared to operating income of $12.3 million for the same period in 2015.

Operating income for our Energy segment decreased $6.0 million, or 38%, to $9.9 million for the three months ended April 3, 2016, compared to $15.9 million for the same period in 2015. The year over year decrease in operating income was primarily driven by declines in the upstream North American short-cycle business (51%) and upstream instrumentation business (4%). These declines were partially offset by growth at our large international projects business (15%) and our business acquisition (2%).

Operating income for our Aerospace & Defense segment decreased $0.8 million, or 27%, to $2.1 million for the three months ended April 3, 2016, compared to $2.9 million for the same period in 2015. The year over year decrease in operating income was primarily driven by higher restructuring charges of $1.3 million (44%) and unfavorable foreign exchange fluctuations (2%), offset by net operational increases of $0.6 million (20%) due to restructuring, productivity and sourcing actions.

Corporate operating expenses remained consistent for the three months ended April 3, 2016, compared to the same period in 2015.

Interest Expense, Net
Interest expense, net remained consistent at $0.6 million for the three months ended April 3, 2016 and April 5, 2015.

Other Income, Net
Other income, net remained consistent at $0.5 million for the three months ended April 3, 2016 and April 5, 2015.

Comprehensive Income (Loss)
Comprehensive income (loss) increased $29.0 million from comprehensive loss of $16.9 million as of April 5, 2015 to comprehensive income of $12.2 million as of April 3, 2016 primarily driven by $34.0 million in favorable foreign currency balance sheet remeasurements. These favorable foreign currency balance sheet remeasurements were driven by the weakening of the Euro ($27.3 million), Brazilian Real ($4.5 million), and UK Pound ($2.6 million).

As of April 3, 2016, we have a currency translation adjustment of $17.7 million in our Brazil entity. If the Brazil legal entity was to be dissolved, we would incur a foreign currency charge of $17.7 million.

Provision for Income Taxes
The effective tax rate was 28.2% for the quarter ended April 3, 2016 compared to 26.9% for the same period of 2015. The tax rate in the quarter ended April 3, 2016 was higher primarily due to foreign losses with no tax benefit, partially offset by income in lower tax jurisdictions. Refer to Note 12, Income Taxes, of the condensed consolidated financial statements for additional information.

Restructuring Savings

Our announced restructuring actions which are expected to result in savings are summarized as follows:

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

•
On August 1, 2013 and October 31, 2013, we announced restructuring actions associated with our Energy and Aerospace & Defense segments under which we simplified the manner in which we managed our businesses ("2013 Announced Restructurings"). Under these restructurings, we consolidated facilities, shifted expenses to lower cost regions, restructured certain non-strategic product lines, and also consolidated our group structure from three groups to two, reducing management layers and administrative expenses.

The table below (in millions) outlines the estimated cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
California Restructuring	$3.0	$3.0	Q3 2016 - Q4 2017
2015 Announced Restructurings	18.0	21.0	Q1 2015 - Q4 2016
2014 Announced Restructurings	7.0	10.3	Q2 2014 - Q4 2015
2013 Announced Restructurings	9.0	12.0	Q4 2013 - Q4 2015
Total Savings	$37.0	$46.3

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

We expect to incur restructuring related special charges between $2.2 million and $2.7 million to complete our California Restructuring action. These charges are primarily facility and employee related and are expected to be funded with cash generated from operations. Our 2013, 2014, and 2015 Announced Restructurings have been completed and, as such, no additional restructuring charges are expected to be incurred in connection with these actions. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

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

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	April 3, 2016	April 5, 2015
Cash flow provided by (used in):
Operating activities	$7,654	$(19,195)
Investing activities	(3,934)	149
Financing activities	6,662	11,727
Effect of exchange rate changes on cash and cash equivalents	1,657	(10,081)
Increase (decrease) in cash and cash equivalents	$12,039	$(17,400)

During the three months ended April 3, 2016, we generated $7.7 million of cash from operating activities compared to $19.2 million used during the same period in 2015. The $26.8 million year over year decrease in cash usage was primarily driven by lower working capital needs ($27.3 million), partially offset by a decrease in net income. Within working capital during the first three months of 2016, there were lower inventory purchases of $27.7 million. In addition, we received $4.4 million additional cash for increased collections but this was offset by a decrease in accounts payable. We used $22.1 million to pay accounts payable and accrued expenses during the first three months of 2016 compared to $18.2 million to pay accounts payable and accrued expenses during the first quarter of 2015. This was due to the Company's timing of payments to our vendors for products and services.

During the three months ended April 3, 2016, we used cash of $3.9 million in investing activities as compared to generating cash of $0.1 million during the same period in 2015. The $4.1 million year over year increase in cash used was primarily driven by an additional $1.4 million of capital expenditures and proceeds from the sale of affiliate of $2.8 million during the first three months of 2015.

During the three months ended April 3, 2016, we generated $6.7 million from financing activities as compared to $11.7 million during the same period in 2015. The $5.1 million year over year decrease in cash generated from financing activities was primarily related to lower net borrowings of $18.1 million offset by our purchase of $13.3 million of common stock in the prior year. Total debt as a percentage of total shareholders’ equity was 23.6% as of April 3, 2016 compared to 22.6% as of December 31, 2015.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement") that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of April 3, 2016, we had borrowings of $97.8 million outstanding under the Credit Agreement and $55.8 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on April 3, 2016 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the three months ended April 5, 2015, we purchased 301,647 shares of common stock for $16.7 million under this share repurchase plan. This share repurchase program was completed in 2015.

The ratio of current assets to current liabilities was 3.02:1 as of April 3, 2016 compared to 2.63:1 at December 31, 2015. The increase in the current ratio was primarily due to an increase in cash partially offset by a decrease in inventory as of April 3, 2016 as compared to December 31, 2015.

As of April 3, 2016, cash, cash equivalents, and short-term investments totaled $66.6 million, substantially all of which was held in foreign bank accounts. This compares to $54.5 million of cash, cash equivalents, and short-term investments as of December 31, 2015, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States ("U.S.") or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2016 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2016, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Foreign Currency Exchange Risk
The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. For additional information regarding our foreign currency exchange risk refer to Note 8, Financial Instruments, to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is incorporated by reference herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 3, 2016.

Remediation of Previously Reported Material Weakness

As reported in Item 9A on Form 10-K for the year ended December 31, 2015, our management concluded that our Internal Controls over Financial Reporting and disclosure controls and procedures were not effective as of that date because of a material weakness in our internal control over financial reporting related to our Brazil operations. The material weakness arose as the result of not maintaining sufficient financial reporting resources in our Brazil operations, which resulted in the ineffective execution of the required financial reporting controls.

On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations. On March 18, 2016, the Company ceased manufacturing activities in Brazil. The Company has commenced exit activities which management expects to complete in the near term.

As previously disclosed, the Company enhanced its control procedures over it's Brazilian operations, including implementing improved entity level business performance review controls, supplementing its Brazil accounting professionals with additional technical accounting oversight and enhancing Company policies within the Brazil business unit, among other added control procedures. Given the limited exit activities remaining in Brazil, the immaterial impact of the Brazil business unit on the financial results on the Company’s consolidated financial statements and the additional internal controls put in place at Corporate over the Brazil exit activities, the Company has concluded that the material weakness related to its Brazil operations has been remediated as of April 3, 2016.

Changes in Internal Control over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended April 3, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, for which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, as filed with the Securities and Exchange Commission on April 29, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 3, 2016 and December 31, 2015
	(ii)	Condensed Consolidated Statements of Income for the Three Months Ended April 3, 2016 and April 5, 2015
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 3, 2016 and April 5, 2015
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2016 and April 5, 2015
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

April 29, 2016	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

April 29, 2016	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

April 29, 2016	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer