Form 10-Q
period 2016-07-03
CIRCOR INTERNATIONAL INC
filed 2016-07-29
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016.
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
As of July 26, 2016, there were 16,423,356 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 3, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,970	$54,541
Trade accounts receivable, less allowance for doubtful accounts of $7,811 and $8,290, respectively	115,327	125,628
Inventories	162,347	177,840
Prepaid expenses and other current assets	21,522	16,441
Total Current Assets	372,166	374,450
PROPERTY, PLANT AND EQUIPMENT, NET	81,973	87,029
OTHER ASSETS:
Goodwill	117,138	115,452
Intangibles, net	43,688	48,981
Deferred income taxes	36,328	36,799
Other assets	6,183	7,204
TOTAL ASSETS	$657,476	$669,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,987	$64,284
Accrued expenses and other current liabilities	39,945	52,878
Accrued compensation and benefits	19,121	18,424
Income taxes payable	9,174	6,585
Total Current Liabilities	114,227	142,171
LONG-TERM DEBT	97,600	90,500
DEFERRED INCOME TAXES	9,927	10,424
OTHER NON-CURRENT LIABILITIES	24,355	26,043
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,423,059 and 16,364,299 shares issued and outstanding at July 3, 2016 and December 31, 2015, respectively	178	177
Additional paid-in capital	286,601	283,621
Retained earnings	264,375	257,939
Common treasury stock, at cost (1,381,784 shares at July 3, 2016 and December 31, 2015)	(74,972)	(74,972)
Accumulated other comprehensive loss, net of tax	(64,815)	(65,988)
Total Shareholders’ Equity	411,367	400,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$657,476	$669,915
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net revenues	$146,392	$166,906	$297,190	$332,766
Cost of revenues	99,961	116,112	205,526	229,323
GROSS PROFIT	46,431	50,794	91,664	103,443
Selling, general and administrative expenses	36,490	42,394	74,289	81,201
Special charges, net	4,594	3,310	6,533	4,821
OPERATING INCOME	5,347	5,090	10,842	17,421
Other expense (income):
Interest expense, net	605	805	1,236	1,446
Other income, net	(549)	(104)	(1,077)	(610)
TOTAL OTHER EXPENSE, NET	56	701	159	836
INCOME BEFORE INCOME TAXES	5,291	4,389	10,683	16,585
Provision for income taxes	1,478	2,517	2,998	5,800
NET INCOME	$3,813	$1,872	$7,685	$10,785
Earnings per common share:
Basic	$0.23	$0.11	$0.47	$0.63
Diluted	$0.23	$0.11	$0.46	$0.62
Weighted average number of common shares outstanding:
Basic	16,424	16,828	16,403	17,245
Diluted	16,595	16,900	16,538	17,306
Dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income	$3,813	$1,872	$7,685	$10,785
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,121)	8,506	1,173	(16,944)
Other comprehensive (loss) income, net of tax	(7,121)	8,506	1,173	(16,944)
COMPREHENSIVE (LOSS) INCOME	$(3,308)	$10,378	$8,858	$(6,159)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 3, 2016	July 5, 2015
OPERATING ACTIVITIES
Net income	$7,685	$10,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,476	7,150
Amortization	5,098	3,537
Bad debt (recovery) expense	(853)	1,469
Loss on write down of inventory	4,011	3,673
Compensation expense of share-based plans	2,909	4,122
Tax effect of share-based plan compensation	116	(287)
Loss on sale or write down of property, plant and equipment	3,116	377
Gain on sale of business	—	(972)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	11,555	12,313
Inventories	13,281	(27,875)
Prepaid expenses and other assets	(3,480)	(8,484)
Accounts payable, accrued expenses and other liabilities	(32,161)	(14,174)
Net cash provided by (used in) operating activities	17,753	(8,366)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,998)	(5,567)
Proceeds from the sale of property, plant and equipment	1,138	—
Proceeds from the sale of affiliate	—	2,759
Business acquisition, net of cash acquired	—	(79,983)
Net cash used in investing activities	(5,860)	(82,791)
FINANCING ACTIVITIES
Proceeds from long-term debt	65,939	202,380
Payments of long-term debt	(58,890)	(100,533)
Dividends paid	(1,249)	(1,308)
Proceeds from the exercise of stock options	180	70
Tax effect of share-based plan compensation	(116)	287
Purchases of common stock	—	(69,517)
Net cash provided by financing activities	5,864	31,379
Effect of exchange rate changes on cash and cash equivalents	672	(6,567)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,429	(66,345)
Cash and cash equivalents at beginning of period	54,541	121,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,970	$55,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the six months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company recorded additions to property, plant and equipment for which cash payments had not yet been made of $1.4 million and $1.2 million in the six months ended July 3, 2016 and July 5, 2015, respectively.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended July 3, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

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

(3) Inventories

Inventories consist of the following (in thousands):

	July 3, 2016	December 31, 2015
Raw materials	$49,839	$51,439
Work in process	77,624	83,324
Finished goods	34,884	43,077
Total inventories	$162,347	$177,840

(4) Business Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl GmbH ("Schroedahl"), a privately-owned manufacturer of safety and control valves primarily serving the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition and reported within the Energy segment. Acquisition-related costs of $0.8 million primarily consisted of legal and financial advisory services and were expensed as incurred in general and administrative expenses during the six months ended July 5, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $23.8 million under our existing credit facility.

The purchase price allocation is based upon a valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The purchase accounting was finalized during the first quarter of fiscal 2016. The assets and liabilities include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes.

The following table summarizes the fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$36,316
Other current assets	11,470
Property, plant and equipment	1,999
Intangible assets	32,829
Current liabilities	(5,452)
Deferred tax liability	(7,285)
Other non-current liabilities	(642)
Total identifiable net assets	69,235
Goodwill	46,818
Total purchase price	$116,053

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
Schroedahl's results for the three and six months ended July 3, 2016 include $6.9 million and $13.1 million of net revenue, respectively and $1.0 million and $1.3 million of operating income, respectively. Operating income includes $1.9 million and $3.8 million of intangible amortization. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of July 3, 2016 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2015	$93,175	$22,277	$115,452
Adjustments to preliminary purchase price allocation	196	—	196
Currency translation adjustments	1,458	32	1,490
Goodwill as of July 3, 2016	$94,829	$22,309	$117,138

The table below presents gross intangible assets and the related accumulated amortization as of July 3, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$6,026	$(5,782)
Non-amortized intangibles (primarily trademarks and trade names)	15,042	—
Customer relationships	52,547	(27,286)
Order backlog	5,140	(4,545)
Acquired technology	2,373	(691)
Other	5,362	(4,498)
Total	$86,490	$(42,802)
Net carrying value of intangible assets	$43,688

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 3, 2016 (in thousands):

	2016	2017	2018	2019	2020	After 2020
Estimated amortization expense	$4,895	$7,861	$6,093	$4,481	$2,882	$2,434

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended July 3, 2016
Net revenues	$110,677	$35,715	$—	$146,392
Inter-segment revenues	164	44	(208)	—
Operating income (loss)	10,125	652	(5,430)	5,347
Interest expense, net				605
Other income, net				(549)
Income before income taxes				$5,291
Identifiable assets	717,292	176,175	(235,819)	657,648
Capital expenditures	1,500	1,803	123	3,426
Depreciation and amortization	4,133	1,316	332	5,781

Three Months Ended July 5, 2015
Net revenues	$127,230	$39,676	$—	$166,906
Inter-segment revenues	253	18	(271)	—
Operating income (loss)	9,170	1,397	(5,477)	5,090
Interest expense, net				805
Other income, net				(104)
Income before income taxes				$4,389
Identifiable assets	822,176	187,932	(263,807)	746,301
Capital expenditures	2,108	1,174	355	3,637
Depreciation and amortization	4,650	1,491	315	6,456

Six Months Ended July 3, 2016
Net revenues	$223,297	$73,893	$—	$297,190
Inter-segment revenues	358	92	(450)	—
Operating income (loss)	20,028	2,734	(11,920)	10,842
Interest expense, net				1,236
Other income, net				(1,077)
Income before income taxes				$10,683
Identifiable assets	717,292	176,175	(235,819)	657,648
Capital expenditures	3,568	2,879	229	6,676
Depreciation and amortization	8,240	2,677	657	11,574

Six Months Ended July 5, 2015
Net revenues	$254,816	$77,950	$—	$332,766
Inter-segment revenues	503	101	(604)	—
Operating income (loss)	25,102	4,250	(11,931)	17,421
Interest expense, net				1,446
Other income, net				(610)
Income before income taxes				$16,585
Identifiable assets	822,176	187,932	(263,807)	746,301
Capital expenditures	3,424	1,649	547	5,620
Depreciation and amortization	7,083	3,021	583	10,687
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

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of July 3, 2016 and July 5, 2015. Corporate Identifiable Assets after elimination of intercompany assets were $48.7 million and $21.9 million as of July 3, 2016 and July 5, 2015, respectively.

(7) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	July 3, 2016			July 5, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,813	16,424	$0.23	$1,872	16,828	$0.11
Dilutive securities, common stock options	—	171	—	—	72	—
Diluted EPS	$3,813	16,595	$0.23	$1,872	16,900	$0.11

	Six Months Ended
	July 3, 2016			July 5, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$7,685	16,403	$0.47	$10,785	17,245	$0.63
Dilutive securities, common stock options	—	135	(0.01)	—	61	(0.01)
Diluted EPS	$7,685	16,538	$0.46	$10,785	17,306	$0.62

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 136,041 and 311,880 shares of common stock, for the six months ended July 3, 2016 and July 5, 2015, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value
The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and are Level 1 financial instruments. As of July 3, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

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

As of July 3, 2016, we had six forward contracts: three U.S. Dollar/Euro contracts with a notional amount of $9.4 million and three Brazilian Real/Euro contracts with a notional amount of less than $0.1 million. This compares to thirteen forward contracts as of December 31, 2015. The fair value liability of the derivative forward contracts was less than $0.1 million and $0.2 million that was included in accrued expenses and other current liabilities on our consolidated balance sheets as of July 3, 2016 and December 31, 2015, respectively. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification (“ASC”) Topic 820. For the six month period ended July 3, 2016, the unrealized foreign exchange gain associated with these forward contracts was approximately $0.6 million. This compares to an unrealized foreign exchange gain of approximately $0.2 million for the six month period ended July 5, 2015.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of July 3, 2016.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 3, 2016 (in thousands):

Balance beginning December 31, 2015	$4,551
Provisions	1,608
Claims settled	(2,003)
Currency translation adjustment	52
Balance ending July 3, 2016	$4,208

Warranty obligations decreased $0.3 million from $4.6 million as of December 31, 2015 to $4.2 million as of July 3, 2016, primarily related to higher claims settled within our engineered valves and Aerospace and Defense (California) businesses for $2.0 million, offset in part by our standard provisions during the period of $1.6 million.

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

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of our financial condition, consolidated results of operations or liquidity of the Company.
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $47.4 million at July 3, 2016. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 3, 2016.
The following table contains information related to standby letters of credit instruments outstanding as of July 3, 2016 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$21,010
Greater than 12 months	26,431
Total	$47,441

(11) Retirement Plans

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
During the three and six months ended July 3, 2016, we made cash contributions of $0.4 million and $0.8 million to our qualified noncontributory defined benefit pension plan, respectively. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Interest cost on benefits obligation	$574	$548	$1,147	$1,097
Estimated return on assets	(664)	(723)	(1,327)	(1,446)
Loss amortization	226	211	453	421
Net periodic cost of defined benefit pension plans	$136	$36	$273	$72

(12) Income Taxes

As of July 3, 2016 and December 31, 2015, we had $3.0 million and $2.9 million of unrecognized tax benefits, respectively, of which $2.5 million and $2.7 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. domestic deferred income tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain of these U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $0.9 million at July 3, 2016 and December 31, 2015. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of July 3, 2016, there were 765,798 stock options and 220,088 restricted stock units ("RSUs") outstanding. In addition, there were 1,013,588 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of July 3, 2016.

During the six months ended July 3, 2016, we granted 210,633 stock options compared with 118,992 stock options granted during the six months ended July 5, 2015.

The average fair value of stock options granted during the first six months of 2016 and 2015 was $11.91 and $17.88, respectively, and was estimated using the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.2%	1.4%
Expected life (years)	4.5	4.5
Expected stock volatility	36.2%	40.4%
Expected dividend yield	0.4%	0.3%

For additional information regarding the historical issuance of stock options, refer to our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 23, 2016.

During the six months ended July 3, 2016 and July 5, 2015, we granted 85,901 and 57,564 RSU Awards with approximate fair values of $39.23 and $52.04 per RSU Award, respectively. During the first six months of 2016 and 2015, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 85,901 RSUs granted during the six months ended July 3, 2016, 43,016 are performance-based RSU awards. This compares to 26,094 performance-based RSU awards granted during the six months ended July 5, 2015.

Management Stock Purchase Plan restricted stock units ("RSU MSPs") totaling 20,130 and 38,965 with per unit discount amounts representing fair values of $12.83 and $17.11 were granted during the six months ended July 3, 2016 and July 5, 2015, respectively.

Compensation expense related to our share-based plans for the six month periods ended July 3, 2016 and July 5, 2015 was $2.9 million and $4.1 million, respectively. For the six month period ended July 3, 2016, $2.9 million of compensation expense was recorded as selling, general and administrative expenses. For the six month period ended July 5, 2015, $3.7 million was recorded as selling, general and administrative expense and $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. As of July 3, 2016, there was $9.7 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 3, 2016 was 6.6 years and 5.9 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 3, 2016 was less than $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of July 3, 2016 was $8.3 million and $3.2 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 3, 2016 was $2.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 3, 2016 was $8.3 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 3, 2016 was $0.2 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 3, 2016 was $1.6 million and less than $0.1 million, respectively.

As of July 3, 2016, there were 35,548 Cash Settled Stock Unit Awards outstanding compared to 28,660 as of December 31, 2015. During the six months ended July 3, 2016, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.4 million. As of July 3, 2016, we had $0.7 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.7 million as of December 31, 2015. Cash Settled Stock Unit Awards related compensation costs for the six month periods ended July 3, 2016 and July 5, 2015 was $0.5 million and $0.2 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholder's equity, for the six months ended July 3, 2016 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2015	$(36,725)	$(29,263)	$(65,988)
Other comprehensive income, net of tax	1,173	—	1,173
Balance as of July 3, 2016	$(35,552)	$(29,263)	$(64,815)

(15) Special Charges, net

General Background

Special Charges, net generally includes restructuring costs, costs to exit a product line or program, litigation settlements and other special charges or gains that are generally not reflective of our core-business operational results.

During 2016, we have initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions"). Under these restructurings, we will reduce expenses, primarily through closing a number of smaller facilities.

On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations ("Brazil Closure") due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras. CIRCOR Brazil has reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook have deteriorated. In connection with the closure, we recorded $2.3 million in special charges within the Energy Segment during the six months ended July 3, 2016 which primarily related to employee termination costs and losses incurred subsequent to our Q1 2016 closure of manufacturing operations. As of July 3, 2016, our remaining Brazil assets were $2.4 million of which $0.9 million relates to assets held for sale, $0.9 million relates to cash, and $0.5 million relates to net third party accounts receivables. The Brazil assets held for sale as of July 3, 2016 are reported within the other current assets caption on our condensed consolidated balance sheet.

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

On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general, administrative and manufacturing related expenses, primarily personnel related. Charges with this action were finalized in the fourth quarter of 2015. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

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

Inventory Restructuring

During the first and second quarters of 2016, we recorded restructuring related inventory charges of $1.9 million and $0.1 million, respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of July 3, 2016, any remaining inventory in our Brazilian operations has been fully provided for.

During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Aerospace & Defense segment. As of July 3, 2016, our remaining structural landing gear product line inventory balance is $1.5 million, which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our condensed consolidated statement of income.

Q2 2016

The tables below (in thousands) show the non-inventory restructuring related and special charges, net of recoveries, for the three and six months ending July 3, 2016:

	Special Charges / (Recoveries)
	As of and for the three months ended July 3, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses, net	262	1,693	—	1,955
Employee related expenses	638	666	—	1,304
Total restructuring charges, net	$900	$2,359	$—	$3,259
Acquisition related recoveries	(48)	—	—	(48)
Brazil Closure	1,383	—	—	1,383
Total special charges, net	$2,235	$2,359	$—	$4,594

Accrued special and restructuring charges as of April 3, 2016				$3,464
Total quarterly special charges, net (shown above)				4,594
Special charges paid / settled, net				(3,565)
Accrued special and restructuring charges as of July 3, 2016				$4,493

	Special Charges / (Recoveries)
	As of and for the six months ended July 3, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related (recoveries) expenses	(114)	3,093	—	2,979
Employee related expenses	736	707	—	1,443
Total restructuring charges, net	$622	$3,800	$—	$4,422
Acquisition related recoveries	(161)	—	—	(161)
Brazil Closure	2,270	—	2	2,272
Total special charges, net	$2,731	$3,800	$2	$6,533

Accrued special and restructuring charges as of December 31, 2015				$9,133
Total year to date special charges, net (shown above)				6,533
Special charges paid / settled, net				(11,173)
Accrued special and restructuring charges as of July 3, 2016				$4,493

The restructuring charges incurred to date that remain as of July 3, 2016 primarily relate to Brazil closure charges recorded in 2015 for supplier cancellation penalties for fixed purchase commitments, customer cancellation penalties, and litigation claims that we deem probable of loss. We expect to make payment or settle the majority of all restructuring obligations accrued as of July 3, 2016 during the second half of 2016.

Q2 2015

The tables below (in thousands) show the non-inventory restructuring related and special charges, net of recoveries, for the three and six months ending July 5, 2015:

	Special Charges / (Recoveries)
	As of and for the three months ended July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	362	244	—	606
Employee related expenses	2,456	65	—	2,521
Total restructuring charges, net	$2,818	$309	$—	$3,127
Divestitures	(28)	(65)	—	(93)
Acquisition related charges	276	—	—	276
Total special charges, net	$3,066	$244	$—	$3,310

Accrued special and restructuring charges as of April 5, 2015				$8,944
Total quarterly special charges, net (shown above)				3,310
Special charges paid / settled				(3,927)
Accrued special and restructuring charges as of July 5, 2015				$8,327

	Special Charges / (Recoveries)
	As of and for the six months ended July 5, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility and professional fee related expenses	381	257	—	638
Employee related expenses	2,780	1,221	—	4,001
Total restructuring charges, net	$3,161	$1,478	$—	$4,639
Divestitures	(2)	(1,042)	—	(1,044)
Acquisition related charges	806	—	—	806
Executive retirement charges	—	—	420	420
Total special charges, net	$3,965	$436	$420	$4,821

Accrued special and restructuring charges as of December 31, 2014				$9,133
Total year to date special charges, net (shown above)				4,821
Special charges paid / settled				(5,627)
Accrued special and restructuring charges as of July 5, 2015				$8,327

Inception to Date

The following table (in thousands) summarizes our California Restructuring related special charges for the period ended July 3, 2016:

California Restructuring Charges, net as of July 3, 2016
Aerospace & Defense
Facility related expenses - incurred to date	$3,092
Employee related expenses - incurred to date	415
Total restructuring related special charges - incurred to date	$3,507

The following table (in thousands) summarizes the restructuring charges for our 2016 Actions through July 3, 2016:

	2016 Actions Restructuring Charges / (Recoveries), net as of July 3, 2016
	Energy	Aerospace & Defense	Total
Facility related (gain) expenses - incurred to date	$(198)	$94	$(104)
Employee related expenses - incurred to date	819	188	1,007
Total restructuring related special charges - incurred to date	$621	$282	$903

The California and 2016 Actions are expected to be completed in the second half of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (“SEC”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, changes in the price of and demand for Oil & Gas in both domestic and international markets, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisition, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2015 or in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations for the Three Months Ended July 3, 2016 Compared to the Three Months Ended July 5, 2015 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended July 3, 2016 and July 5, 2015:

	Three Months Ended		Three Months Ended
	July 3, 2016		July 5, 2015		% Change

Net revenues	$146,392	100.0%	$166,906	100.0%	(12.3)%
Cost of revenues	99,961	68.3%	116,112	69.6%	(13.9)%
Gross profit	46,431	31.7%	50,794	30.4%	(8.6)%
Selling, general and administrative expenses	36,490	24.9%	42,394	25.4%	(13.9)%
Special charges, net	4,594	3.1%	3,310	2.0%	38.8%
Operating income	5,347	3.7%	5,090	3.0%	5.0%
Other expense (income):
Interest expense, net	605	0.4%	805	0.5%	(24.8)%
Other income, net	(549)	(0.4)%	(104)	(0.1)%	427.9%
Total other expense, net	56	—%	701	0.4%	(92.0)%
Income before income taxes	5,291	3.6%	4,389	2.6%	20.6%
Provision for income taxes	1,478	1.0%	2,517	1.5%	(41.3)%
Net income	$3,813	2.6%	$1,872	1.1%	103.7%

Net Revenues
Net revenues for the three months ended July 3, 2016 decreased by $20.5 million, or 12%, to $146.4 million from $166.9 million for the three months ended July 5, 2015. The change in net revenues for the three months ended July 3, 2016 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	July 3, 2016	July 5, 2015
	(in thousands)
Energy	$110,677	$127,230	$(16,553)	$(17,276)	$723
Aerospace & Defense	35,715	39,676	(3,961)	(3,823)	(138)
Total	$146,392	$166,906	$(20,514)	$(21,099)	$585

The Energy segment accounted for approximately 76% of net revenues for the three months ended July 3, 2016 and July 5, 2015, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $16.6 million, or 13%, for the three months ended July 3, 2016 compared to the three months ended July 5, 2015. The decrease was primarily driven by lower volume in our upstream North American short-cycle business (-16%) and our pipeline business (-1%) partially offset by our large international projects business driven by strength in the Middle East projects (+5%). Orders decreased $23.3 million or 21%, to $88.1 million for the three months ended July 3, 2016 compared to $111.4 million for the same period in 2015, primarily due to a decrease in bookings in the large international projects business (-12%) and continued weakness in North America short-cycle business (-7%). Orders within our large international project businesses can be unpredictable or "lumpy" given the nature of the procurement process. Backlog decreased $105.9 million to $142.1 million as of July 3, 2016 compared to $248.0 million as of July 5, 2015. The decline in Orders and Backlog is directly attributable to the deterioration of the oil and gas market especially our upstream market.

Aerospace & Defense segment net revenues decreased by $4.0 million or 10% for the three months ended July 3, 2016 compared to the same period in 2015. The decrease was primarily driven by the decrease in our fluid control business (-9%) and certain industrial end market sales (-4%). This is partially offset by increases in our fluid control business in France (+3%). Orders increased $16.9 million to $47.2 million for the three months ended July 3, 2016 compared to $30.3 million for the same period in 2015, primarily due to increases in certain large defense program orders in our New York business (+33%). Backlog increased $5.7 million to $102.0 million as of July 3, 2016 compared to $96.3 million as of July 5, 2015, primarily as a result of higher bookings in our actuation business (+9%) and defense business (+1%).

Operating Income (Loss)

The change in operating income (loss) for the three months ended July 3, 2016 compared to the three months ended July 5, 2015 was as follows:

(in thousands)	Three Months Ended		Total Change	Operations	Foreign Exchange	Special and Restructuring Charges, net
Segment	July 3, 2016	July 5, 2015
Energy	$10,126	$9,170	$956	$(2,734)	$271	$3,419
Aerospace & Defense	652	1,397	(745)	(398)	(84)	(263)
Corporate	(5,431)	(5,477)	46	47	(1)	—
Total	$5,347	$5,090	$257	$(3,085)	$186	$3,156
Restructuring related, impairment, and special charges, net of recoveries, for the three months ended July 3, 2016 and July 5, 2015 were as follows:

	Three Months Ended July 3, 2016	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$2,310	$75	$845	$1,390
Aerospace & Defense	2,359	—	2,359	—
Total	$4,669	$75	$3,204	$1,390

	Three Months Ended July 5, 2015	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$3,219	$153	$2,922	$144
Aerospace & Defense	2,096	1,852	309	(65)
Total	$5,315	$2,005	$3,231	$79

(1) Restructuring related inventory charges are included in Cost of revenues. See Note 15, Special Charges, net for additional detail on restructuring related inventory charges.
(2) See Note 15, Special Charges, net for additional detail.

Operating income increased $0.3 million, or 5%, to $5.3 million for the three months ended July 3, 2016, compared to operating income of $5.1 million for the same period in 2015.

Operating income for our Energy segment increased $1.0 million, or 10%, to $10.1 million for the three months ended July 3, 2016, compared to $9.2 million for the same period in 2015. The year over year increase in operating income was primarily driven by the benefits from restructuring and cost reduction actions.

Operating income for our Aerospace & Defense segment decreased $0.7 million, or 53%, to $0.7 million for the three months ended July 3, 2016, compared to $1.4 million for the same period in 2015. The year over year decrease in operating income was primarily driven by a decrease in our fluid control business (-115%) and restructuring and cost actions (-18%), primarily offset by increases in our actuation businesses (+88%).

Corporate operating expenses remained consistent for the three months ended July 3, 2016, compared to the same period in 2015.

Interest Expense, Net
Interest expense, net decreased $0.2 million to $0.6 million for the three months ended July 3, 2016 and compared to $0.8 million for the three months ended July 5, 2015. This change in interest expense was primarily due to lower outstanding debt balances during the period.

Other Income, Net
Other income, net decreased $0.4 million to $0.5 million for the three months ended July 3, 2016 compared to $0.1 million for the three months ended July 5, 2015. The difference was primarily due to foreign currency fluctuations.

Comprehensive Income (Loss)
Comprehensive income (loss) decreased $13.7 million from comprehensive income of $10.4 million for the three months ended July 5, 2015 to comprehensive loss of $3.3 million as of July 3, 2016 primarily driven by unfavorable foreign currency impact related to balance sheet remeasurements. These unfavorable foreign currency balance sheet remeasurements were driven by the weakening of the Euro ($13.0 million) and UK Pound ($2.5 million).

Provision for Income Taxes

The effective tax rate was 27.9% for the quarter ended July 3, 2016 compared to 57.3% for the same period of 2015. The tax rate in the quarter ended July 3, 2016 was lower primarily due to non-recurring items impacting the tax rate in the quarter ended July 5, 2015, as follows: Italy tax expense of $1.3 million, additional tax expense of $2.0 million related to an underaccrual and foreign losses that have no tax benefit, partially offset by a valuation allowance adjustment of $1.7 million.

Results of Operations for the Six Months Ended July 3, 2016 Compared to the Six Months Ended July 5, 2015

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the six months ended July 3, 2016 and July 5, 2015:

	Six Months Ended		Six Months Ended
	July 3, 2016		July 5, 2015		% Change

	(in thousands, except percentages)
Net revenues	$297,190	100.0%	$332,766	100.0%	(10.7)%
Cost of revenues	205,526	69.2%	229,323	68.9%	(10.4)%
Gross profit	91,664	30.8%	103,443	31.1%	(11.4)%
Selling, general and administrative expenses	74,289	25.0%	81,201	24.4%	(8.5)%
Special charges	6,533	2.2%	4,821	1.4%	35.5%
Operating income	10,842	3.6%	17,421	5.2%	(37.8)%
Other (income) expense:
Interest expense, net	1,236	0.4%	1,446	0.4%	(14.5)%
Other (income), net	(1,077)	(0.4)%	(610)	(0.2)%	76.6%
Total other expense	159	0.1%	836	0.3%	(81.0)%
Income before income taxes	10,683	3.6%	16,585	5.0%	(35.6)%
Provision for income taxes	2,998	1.0%	5,800	1.7%	(48.3)%
Net income	$7,685	2.6%	$10,785	3.2%	(28.7)%
*Not a meaningful percentage

Net Revenues
Net revenues for the six months ended July 3, 2016 decreased by $35.6 million, or 11%, to $297.2 million from $332.8 million for the six months ended July 5, 2015. The change in net revenues for the six months ended July 3, 2016 was attributable to the following:

	Six Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	July 3, 2016	July 5, 2015
	(in thousands)
Energy	$223,297	$254,816	$(31,519)	$6,106	$(37,758)	$133
Aerospace & Defense	73,893	77,950	(4,057)	—	(3,532)	(526)
Total	$297,190	$332,766	$(35,576)	$6,106	$(41,290)	$(393)

The Energy segment accounted for 75% of net revenues for the six months ended July 3, 2016 and July 5, 2015 with the Aerospace & Defense segment accounting for the remainder.

Energy segment revenues decreased by $31.5 million, or 12%, for the six months ended July 3, 2016 as compared to the six months ended July 5, 2015. The decrease was primarily driven by lower shipment volumes in the upstream North American short-cycle business (-18%), offset by increases in our large international project business (-5%). Energy segment orders decreased $66.6 million to $187.9 million for the six months ended July 3, 2016, compared to $254.5 million for the same period in 2015, primarily due to a decrease in bookings in the large international projects business (-15%), North American short-cycle business (-10%) and downstream instrumentation business (-1%). Orders within our large international project businesses can be unpredictable or "lumpy" given the nature of the procurement process. Our North American short-cycle business has experienced a downturn since the prior year attributable to the deterioration of the oil and gas market.

Aerospace & Defense segment revenues decreased by $4.1 million, or 5%, for the six months ended July 3, 2016, compared to the six months ended July 5, 2015. The decrease was primarily driven by declines in our UK defense business (-3%) and an unfavorable foreign exchange impact (-1%). Orders for this segment increased $14.6 million to $84.1 million for the six months ended July 3, 2016, compared to $69.5 million for the same period in 2015, primarily as a result of order increases in our certain large defense program orders (+14%) and our fluid control business in France (+7%).

Operating Income (Loss)

The change in operating income (loss) for the six months ended July 3, 2016 compared to the six months ended July 5, 2015 was as follows:

	Six Months Ended		Total Change	Acquisition	Operations	Foreign Exchange	Restructuring Related Inventory & Special (Recoveries) Charges, net
	July 3, 2016	July 5, 2015
Segment
	(in thousands)
Energy	$20,028	$25,102	$(5,074)	$2,209	$(10,455)	$551	$2,621
Aerospace & Defense	2,734	4,250	(1,516)	—	171	(137)	(1,550)
Corporate	(11,920)	(11,931)	11	—	(411)	4	418
Total	$10,842	$17,421	$(6,579)	$2,209	$(10,695)	$418	$1,489

Special charges and restructuring related inventory for the six months ended July 3, 2016 and July 5, 2015 were as follows:

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	July 3, 2016
	(in thousands)
Energy	4,725	$1,993	$564	$2,168
Aerospace & Defense	3,839	39	3,800	—
Corporate	2	—	—	2
Total	$8,566	$2,032	$4,364	$2,170

	Six Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special (Recoveries) Charges, net (2)
Segment	July 5, 2015
	(in thousands)
Energy	4,118	$153	$2,955	$1,010
Aerospace & Defense	2,289	1,852	1,552	(1,115)
Corporate	420	—	—	420
Total	$6,827	$2,005	$4,507	$315

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 16, Special and Restructuring Charges/(Recoveries), for additional detail on restructuring related inventory charges.

(2) See Note 16, Special and Restructuring Charges/(Recoveries) for additional detail on Special (recoveries) charges, net

Operating income decreased $6.6 million, or 38%, to $10.8 million for the six months ended July 3, 2016, compared to $17.4 million for the same period in 2015.

Operating income for our Energy segment decreased $5.1 million, or 20%, to $20.0 million for the six months ended July 3, 2016, compared to $25.1 million for the same period in 2015. The decrease in operating income was driven by lower shipment volumes from our upstream North American short-cycle business (-59%). This was offset by increases in our large international project business (+15%), lower special and restructuring related charges (+10%), our April 2015 business acquisition (+5%), favorable foreign exchange (+5%), and control valves businesses (+5%).

Operating income for the Aerospace & Defense segment decreased $1.5 million, or 36%, to $2.7 million for the six months ended July 3, 2016, compared to operating income of $4.3 million for the same period in 2015. The decrease in operating income was primarily a result of our UK defense business decreases (-11%) and higher special and restructuring related charges, offset by increases in our fluid control business in France (+7%).

Corporate operating expenses remained flat for the six months ended July 3, 2016 compared to the same period in 2015.

Interest Expense, Net
Interest expense, net, decreased $0.1 million to $1.2 million for the six months ended July 3, 2016 compared to the six months ended July 5, 2015. This change in interest expense was primarily due to lower outstanding debt balances during the period.

Other (Income) Expense, Net
Other income, net was $1.1 million for the six months ended July 3, 2016 compared to $0.6 million in the same period of 2015. The difference of $0.5 million was primarily due to foreign currency fluctuations.

Comprehensive Income (Loss)
Comprehensive income increased $15.0 million from comprehensive loss of $6.1 million as of July 5, 2015 to comprehensive income of $8.9 million as of July 3, 2016 primarily driven by favorable foreign currency balance sheet remeasurements. These favorable foreign currency balance sheet remeasurements were driven by the strengthening of the Euro ($14.4 million).

As of July 3, 2016, we have a cumulative currency translation adjustment of $17.3 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity, we would incur a non-cash charge of $17.3 million which would be included as a special charge within the results of operations.

Provision for Taxes
The effective tax rate was 28% for the six months ended July 3, 2016 compared to 35% for the same period of 2015. The tax rate in the quarter ended July 3, 2016 was lower primarily due to non-recurring items impacting the tax rate in the quarter ended July 5, 2015, as follows: Italy tax expense of $1.3 million, additional tax expense of $1.1 million related to an underaccrual, partially offset by a valuation allowance adjustment of $1.7 million.

Net Income
Net income decreased $3.1 million to $7.7 million for the six months ended July 3, 2016, compared to $10.8 million for the same period in 2015.

Restructuring Savings

Our restructuring actions which are expected to result in savings are summarized as follows:

•
During 2016, we have initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions"). Under these restructurings, we will reduce expenses, primarily through closing a number of smaller facilities.

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

The table below (in millions) outlines the estimated cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2016 Actions	$2.3	$2.3	Q2 2016 - Q2 2017
California Restructuring	3.0	3.0	Q3 2016 - Q4 2017
2015 Announced Restructurings	18.0	21.2	Q1 2015 - Q4 2016
2014 Announced Restructurings	7.0	10.3	Q2 2014 - Q4 2015
2013 Announced Restructurings	9.0	12.0	Q4 2013 - Q4 2015
Total Savings	$39.3	$48.8

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

We expect to incur restructuring related special charges between $1.9 million and $2.3 million to complete our California Restructuring and 2016 Action restructurings. These restructuring actions are expected to be funded with cash generated from operations. Our 2013, 2014, and 2015 Announced Restructurings have been completed and, as such, no additional restructuring charges are expected to be incurred in connection with these actions. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

Defined Benefit Pension Plan

In July 2016, management offered a lump sum cash payout option to terminated and vested pension plan participants. In connection with this action, based on the number of participants who opt to avail themselves of this program, we would expect to incur a non-cash settlement charge up to $7.0 million. This special charge would be recorded in the third quarter of 2016.

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

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	July 3, 2016	July 5, 2015
Cash flow provided by (used in):
Operating activities	$17,753	$(8,366)
Investing activities	(5,860)	(82,791)
Financing activities	5,864	31,379
Effect of exchange rate changes on cash and cash equivalents	672	(6,567)
Increase (decrease) in cash and cash equivalents	$18,429	$(66,345)

During the six months ended July 3, 2016, we generated $18 million of cash from operating activities compared to cash used of $8.4 million during the same period in 2015. The $26.1 million year over year decrease in cash usage was primarily driven by improved working capital performance ($27 million), partially offset by a decrease in net income. Within working capital during the six months ended July 3, 2016, there were lower inventory purchases of $41 million. In addition, we received $1 million for increased collections but this was offset by a decrease in accounts payable. We used $32 million to pay accounts payable and accrued expenses during the first six months of 2016 compared to $14 million during the first six months of 2015. This was due to the Company's timing of payments to our vendors for products and services.

During the six months ended July 3, 2016, we used cash of $6 million in investing activities as compared to using cash of $83 million during the same period in 2015. The $77 million year over year decrease in cash used was primarily driven by our $80 million April 2015 business acquisition.

During the six months ended July 3, 2016, we generated $6 million from financing activities as compared to $31 million during the same period in 2015. The $26 million year over year decrease in cash generated from financing activities was primarily related to lower net borrowings of $95 million offset by our purchase of $70 million of common stock in the prior year. Total debt as a percentage of total shareholders’ equity was 24% as of July 3, 2016 compared to 23% as of December 31, 2015.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement") that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of July 3, 2016, we had borrowings of $98 million outstanding under the Credit Agreement and $47 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on July 3, 2016 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the six months ended July 5, 2015, we purchased 1,254,721 shares of common stock for $70 million under this share repurchase plan. This share repurchase program was completed in 2015.

The ratio of current assets to current liabilities was 3:1 as of July 3, 2016 compared to 3:1 at December 31, 2015. The increase in the current ratio was primarily due to an increase in cash partially offset by a decrease in inventory as of July 3, 2016 as compared to December 31, 2015.

As of July 3, 2016, cash, cash equivalents, and short-term investments totaled $73 million, substantially all of which was held in foreign bank accounts. This compares to $55 million of cash, cash equivalents, and short-term investments as of December 31, 2015, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States ("U.S.") or other jurisdictions without significant tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2016 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested.

In 2016, we expect to continue to generate positive cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 3, 2016.

Changes in Internal Control over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended July 3, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, as filed with the Securities and Exchange Commission on July 29, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 3, 2016 and December 31, 2015
	(ii)	Condensed Consolidated Statements of Income for the Three Months Ended July 3, 2016 and July 5, 2015
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 3, 2016 and July 5, 2015
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 3, 2016 and July 5, 2015
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

July 29, 2016	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

July 29, 2016	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

July 29, 2016	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer