Form 10-Q
period 2016-10-02
CIRCOR INTERNATIONAL INC
filed 2016-10-28
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016.
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
As of October 25, 2016, there were 16,426,028 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 2, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,929	$54,541
Trade accounts receivable, less allowance for doubtful accounts of $7,570 and $8,290, respectively	112,122	125,628
Inventories	153,470	177,840
Prepaid expenses and other current assets	18,001	16,441
Total Current Assets	368,522	374,450
PROPERTY, PLANT AND EQUIPMENT, NET	81,327	87,029
OTHER ASSETS:
Goodwill	117,167	115,452
Intangibles, net	40,953	48,981
Deferred income taxes	42,713	36,799
Other assets	5,983	7,204
TOTAL ASSETS	$656,665	$669,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,500	$64,284
Accrued expenses and other current liabilities	39,950	52,878
Accrued compensation and benefits	17,386	18,424
Income taxes payable	5,956	6,585
Total Current Liabilities	113,792	142,171
LONG-TERM DEBT	92,400	90,500
DEFERRED INCOME TAXES	9,837	10,424
OTHER NON-CURRENT LIABILITIES	24,038	26,043
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,425,878 and 16,364,299 shares issued and outstanding at October 2, 2016 and December 31, 2015, respectively	178	177
Additional paid-in capital	287,919	283,621
Retained earnings	268,169	257,939
Common treasury stock, at cost (1,381,784 shares at October 2, 2016 and December 31, 2015)	(74,972)	(74,972)
Accumulated other comprehensive loss, net of tax	(64,696)	(65,988)
Total Shareholders’ Equity	416,598	400,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$656,665	$669,915
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net revenues	$134,833	$159,258	$432,023	$492,023
Cost of revenues	92,479	113,865	298,005	343,187
GROSS PROFIT	42,354	45,393	134,018	148,836
Selling, general and administrative expenses	36,002	38,143	110,290	119,344
Impairment charges	208	2,502	208	2,502
Special charges, net	2,631	8,277	9,165	13,098
OPERATING INCOME (LOSS)	3,513	(3,529)	14,355	13,892
Other expense (income):
Interest expense, net	605	828	1,841	2,274
Other expense (income), net	163	(587)	(914)	(1,197)
TOTAL OTHER EXPENSE, NET	768	241	927	1,077
INCOME (LOSS) BEFORE INCOME TAXES	2,745	(3,770)	13,428	12,816
Provision for income taxes (benefit)	(1,673)	4,308	1,325	10,109
NET INCOME (LOSS)	$4,418	$(8,078)	$12,103	$2,707
Earnings (Loss) per common share:
Basic	$0.27	$(0.49)	$0.74	$0.16
Diluted	$0.27	$(0.49)	$0.73	$0.16
Weighted average number of common shares outstanding:
Basic	16,427	16,485	16,411	16,989
Diluted	16,629	16,485	16,568	17,029
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income (loss)	$4,418	$(8,078)	$12,103	$2,707
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	120	(6,409)	1,292	(23,357)
Other comprehensive income (loss), net of tax	120	(6,409)	1,292	(23,357)
COMPREHENSIVE INCOME (LOSS)	$4,538	$(14,487)	$13,395	$(20,650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2016	October 4, 2015
OPERATING ACTIVITIES
Net income	$12,103	$2,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,614	10,676
Amortization	7,586	6,742
Bad debt (recovery) expense	(928)	2,832
Loss on write down of inventory	5,784	11,808
Compensation expense of share-based plans	4,200	5,811
Tax effect of share-based plan compensation	123	(259)
Loss on sale or write down of property, plant and equipment	3,238	478
Impairment charges	208	2,502
Gain on sale of business	—	(1,044)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	15,422	8,118
Inventories	20,216	(29,260)
Prepaid expenses and other assets	545	(2,801)
Accounts payable, accrued expenses and other liabilities	(39,161)	(21,669)
Net cash provided by (used in) operating activities	38,950	(3,359)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,776)	(9,604)
Proceeds from the sale of property, plant and equipment	1,186	1,200
Proceeds from the sale of affiliate	—	2,759
Business acquisition, net of cash acquired	—	(79,983)
Net cash used in investing activities	(9,590)	(85,628)
FINANCING ACTIVITIES
Proceeds from long-term debt	90,589	241,619
Payments of long-term debt	(88,740)	(141,830)
Dividends paid	(1,873)	(1,937)
Proceeds from the exercise of stock options	192	259
Tax effect of share-based plan compensation	(123)	259
Purchases of common stock	—	(69,517)
Net cash provided by financing activities	45	28,853
Effect of exchange rate changes on cash and cash equivalents	983	(7,416)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,388	(67,550)
Cash and cash equivalents at beginning of period	54,541	121,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,929	$53,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the nine months ended October 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company recorded additions to property, plant and equipment for which cash payments had not yet been made of $0.8 million and $1.1 million in the nine months ended October 2, 2016 and October 4, 2015, respectively.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended October 2, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of enhancing consistency in presentation and classification. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the requirements of ASU 2016-15 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 outlines a model for lessees by recognizing lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in generally accepted accounting principles ("GAAP") when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted but not earlier than the original effective date of December 15, 2016. An entity should apply ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

(3) Inventories

Inventories consist of the following (in thousands):

	October 2, 2016	December 31, 2015
Raw materials	$50,304	$51,439
Work in process	73,505	83,324
Finished goods	29,661	43,077
Total inventories	$153,470	$177,840

(4) Business Acquisition

On April 15, 2015, we acquired all of the outstanding equity interest of Germany-based Schroedahl GmbH ("Schroedahl"), a privately-owned manufacturer of safety and control valves primarily serving the power generation market. Founded in 1962 with customers in Asia, Europe and the Americas, Schroedahl designs and manufactures custom-engineered high-pressure auto-recirculation and control valves primarily for pump protection applications. We acquired Schroedahl for an aggregate purchase price of $79.7 million in cash, net of acquired cash. We acquired Schroedahl to further increase our penetration into the power generation market. The operating results of Schroedahl have been included in our consolidated financial statements from the date of acquisition and reported within the Energy segment. Acquisition-related costs of $0.9 million primarily consisted of legal and financial advisory services and were expensed as incurred in general and administrative expenses during the nine months ended October 4, 2015. We financed the acquisition of Schroedahl through cash on hand and net borrowings of approximately $23.8 million under our existing credit facility.

The purchase price allocation is based upon a valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The purchase accounting was finalized during the first quarter of 2016. The assets and liabilities include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes.

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

Schroedahl's results for the nine months ended October 2, 2016 include $19.4 million of net revenue and $0.9 million of operating income, respectively. Operating income includes $5.7 million of intangible amortization. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition are not material to the Company's consolidated financial results.

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of October 2, 2016 (in thousands):

	Energy	Aerospace & Defense	Consolidated Total
Goodwill as of December 31, 2015	$93,175	$22,277	$115,452
Adjustments to preliminary purchase price allocation	132	—	132
Currency translation adjustments	1,537	46	1,583
Goodwill as of October 2, 2016	$94,844	$22,323	$117,167

The table below presents gross intangible assets and the related accumulated amortization as of October 2, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,377)
Non-amortized intangibles (primarily trademarks and trade names)	14,957	—
Customer relationships	52,389	(29,081)
Order backlog	5,154	(4,854)
Acquired technology	2,393	(820)
Other	5,287	(4,494)
Total	$85,579	$(44,626)
Net carrying value of intangible assets	$40,953

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 2, 2016 (in thousands):

	Remainder of 2016	2017	2018	2019	2020	After 2020
Estimated amortization expense	$2,456	$7,849	$6,074	$4,456	$2,860	$2,301

(6) Segment Information
The following table presents certain reportable segment information (in thousands):

	Energy	Aerospace & Defense	Corporate / Eliminations	Consolidated Total
Three Months Ended October 2, 2016
Net revenues	$99,798	$35,035	$—	$134,833
Inter-segment revenues	315	22	(337)	—
Operating income (loss)	7,690	2,345	(6,522)	3,513
Interest expense, net				605
Other expense, net				163
Income before income taxes				$2,745
Identifiable assets	711,012	176,637	(230,984)	656,665
Capital expenditures	1,821	787	582	3,190
Depreciation and amortization	4,166	1,125	335	5,626

Three Months Ended October 4, 2015
Net revenues	$122,905	$36,353	$—	$159,258
Inter-segment revenues	183	75	(258)	—
Operating (loss) income	(685)	3,234	(6,078)	(3,529)
Interest expense, net				828
Other income, net				(587)
Loss before income taxes				$(3,770)
Identifiable assets	824,182	191,100	(300,921)	714,361
Capital expenditures	3,353	501	96	3,950
Depreciation and amortization	4,938	1,492	302	6,732

Nine Months Ended October 2, 2016
Net revenues	$323,096	$108,927	$—	$432,023
Inter-segment revenues	674	113	(787)	—
Operating income (loss)	27,718	5,080	(18,443)	14,355
Interest expense, net				1,841
Other income, net				(914)
Income before income taxes				$13,428
Identifiable assets	711,012	176,637	(230,984)	656,665
Capital expenditures	5,389	3,666	811	9,866
Depreciation and amortization	12,406	3,802	992	17,200

Nine Months Ended October 4, 2015
Net revenues	$377,721	$114,302	$—	$492,023
Inter-segment revenues	685	176	(861)	—
Operating income (loss)	24,417	7,484	(18,009)	13,892
Interest expense, net				2,274
Other income, net				(1,197)
Income before income taxes				12,816
Identifiable assets	824,182	191,100	(300,921)	714,361
Capital expenditures	6,777	2,150	643	9,570
Depreciation and amortization	12,021	4,513	885	17,419

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

The operating loss reported in the Corporate / Eliminations column in the preceding table consists primarily of the following corporate expenses: compensation and fringe benefit costs for executive management and other corporate staff; Board of Director compensation; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting fees; facilities, equipment and maintenance costs; and travel and various other administrative costs. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; treasury; investor relations and shareholder services; regulatory compliance; strategic tax planning; and stock transfer agent costs.

The total assets for each operating segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR businesses. Identifiable assets reported in Corporate / Eliminations include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate / Eliminations for Identifiable Assets as of October 2, 2016 and October 4, 2015. Corporate Identifiable Assets after elimination of intercompany assets were $55.5 million and $25.6 million as of October 2, 2016 and October 4, 2015, respectively.

(7) Earnings (Loss) Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	October 2, 2016			October 4, 2015
	Net Income	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount
Basic EPS	$4,418	16,427	$0.27	$(8,078)	16,485	$(0.49)
Dilutive securities, common stock options	—	202	—	—	—	—
Diluted EPS	$4,418	16,629	$0.27	$(8,078)	16,485	$(0.49)

	Nine Months Ended
	October 2, 2016			October 4, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$12,103	16,411	$0.74	$2,707	16,989	$0.16
Dilutive securities, common stock options	—	157	(0.01)	—	40	—
Diluted EPS	$12,103	16,568	$0.73	$2,707	17,029	$0.16

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 130,259 and 479,390 shares of common stock, for the nine months ended October 2, 2016 and October 4, 2015, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value
The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and are Level 1 financial instruments. As of October 2, 2016 and December 31, 2015, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of October 2, 2016.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 2, 2016 (in thousands):

Balance beginning December 31, 2015	$4,551
Provisions	1,722
Claims settled	(2,326)
Currency translation adjustment	69
Balance ending October 2, 2016	$4,016

Warranty obligations decreased $0.6 million from $4.6 million as of December 31, 2015 to $4.0 million as of October 2, 2016, primarily related to higher claims settled within our engineered valves and Aerospace and Defense (California) businesses for $2.3 million, offset in part by our standard provisions during the period of $1.7 million.

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
Standby Letters of Credit
We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.8 million at October 2, 2016. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past five fiscal years. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from October 2, 2016.

The following table contains information related to standby letters of credit instruments outstanding as of October 2, 2016 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$17,365
Greater than 12 months	27,439
Total	$44,804

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
During the nine months ended October 2, 2016, we made cash contributions of $0.8 million to our qualified noncontributory defined benefit pension plan. We made no cash contributions during the three months ended October 2, 2016. We expect to make cash contributions during the fourth quarter 2016 in the amount of $0.2 million. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations.

In Q3 2016, management offered a lump sum cash payout option to terminated and vested pension plan participants. In connection with this action, the window for participants who opt to avail themselves of this program closed on September 2016. Based on the number of participants, we would expect to incur a non-cash settlement charge between $4.5 million and $5.0 million. This special charge is to be recorded when payment occurs, which is expected to be in November 2016.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Interest cost on benefits obligation	$574	$548	$1,721	$1,645
Estimated return on assets	(664)	(723)	(1,991)	(2,169)
Loss amortization	226	210	679	632
Net periodic cost of defined benefit pension plans	$136	$35	$409	$108

(12) Income Taxes

As of October 2, 2016 and December 31, 2015, we had $2.8 million and $2.9 million of unrecognized tax benefits, respectively, of which $2.5 million and $2.7 million, respectively, would affect our effective tax rate if recognized in any future period.

In the quarter ended October 2, 2016, the Company determined that a portion of its foreign earnings are not permanently reinvested within the meaning of ASC 740-30-25-17. The Company estimates that approximately $34 million will be repatriated to the US in the fourth quarter of 2016, resulting in a tax benefit of $1.8 million in the quarter ended October 2, 2016.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2013 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. domestic deferred income tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain of these U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $0.9 million at October 2, 2016 and December 31, 2015. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of October 2, 2016, there were 756,179 stock options and 215,132 RSU Awards outstanding. In addition, there were 1,024,829 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of October 2, 2016.

During the nine months ended October 2, 2016, we granted 210,633 stock options compared with 118,992 stock options granted during the nine months ended October 4, 2015.

The average fair value of stock options granted during the first nine months of 2016 and 2015 was $11.91 and $17.88, respectively, and was estimated using the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.2%	1.4%
Expected life (years)	4.5	4.5
Expected stock volatility	36.2%	40.4%
Expected dividend yield	0.4%	0.3%

For additional information regarding the historical issuance of stock options, refer to our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016.

During the nine months ended October 2, 2016 and October 4, 2015, we granted 87,629 and 60,090 RSU Awards with approximate fair values of $39.61 and $51.85 per RSU Award, respectively. During the first nine months of 2016 and 2015, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 87,629 RSU Awards granted during the nine months ended October 2, 2016, 43,016 are performance-based RSU Awards. This compares to 26,094 performance-based RSU Awards granted during the nine months ended October 4, 2015.

RSU MSPs totaling 20,130 and 38,965 with per unit discount amounts representing fair values of $12.83 and $17.11 were granted during the nine months ended October 2, 2016 and October 4, 2015, respectively.

Compensation expense related to our share-based plans for the nine month periods ended October 2, 2016 and October 4, 2015 was $4.2 million and $5.8 million, respectively. For the nine month period ended October 2, 2016, $4.2 million of compensation expense was recorded as selling, general and administrative expenses. For the nine month period ended October 4, 2015, $5.4 million was recorded as selling, general and administrative expense and $0.4 million was recorded as a special charge related to the retirement of one of our executive officers. As of October 2, 2016, there was $8.1 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years.

The weighted average contractual term for stock options outstanding and options exercisable as of October 2, 2016 was 6.3 years and 5.7 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended

October 2, 2016 was insignificant and the aggregate intrinsic value of stock options outstanding and options exercisable as of October 2, 2016 was $9.2 million and $3.6 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 2, 2016 was $2.2 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of October 2, 2016 was $8.4 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended October 2, 2016 was $0.3 million and the aggregate intrinsic value of RSU MSPs outstanding as of October 2, 2016 was $1.8 million. The RSU MSPs vested and deferred amount was insignificant.

As of October 2, 2016, there were 34,002 Cash Settled Stock Unit Awards outstanding compared to 28,660 as of December 31, 2015. During the nine months ended October 2, 2016, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.5 million. As of October 2, 2016, we had $0.8 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.6 million as of December 31, 2015. Cash Settled Stock Unit Awards related compensation costs for the nine month periods ended October 2, 2016 and October 4, 2015 was $0.7 million and $0.2 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholder's equity, for the nine months ended October 2, 2016 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2015	$(36,725)	$(29,263)	$(65,988)
Other comprehensive income, net of tax	1,292	—	1,292
Balance as of October 2, 2016	$(35,433)	$(29,263)	$(64,696)

(15) Special Charges, net

General Background

Special Charges, net generally includes restructuring costs, costs to exit a product line or program, litigation settlements and other special charges or gains that are generally not reflective of our core-business operational results.

During 2016, we have initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions"). Under these restructurings, we will reduce expenses, primarily through reductions in force and closing a number of smaller facilities.

On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations ("Brazil Closure") due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras. CIRCOR Brazil has reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook have deteriorated. In connection with the closure, we recorded $2.7 million in special charges within the Energy Segment during the nine months ended October 2, 2016, which primarily related to employee termination costs and losses incurred subsequent to our Q1 2016 closure of manufacturing operations. As of October 2, 2016, our remaining Brazil assets were $2.2 million of which $1.0 million relates to cash, $0.9 million relates to assets held for sale, and $0.2 million relates to net third party accounts receivables. The Brazil assets held for sale as of October 2, 2016 are reported within the other current assets caption on our condensed consolidated balance sheet.

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

The special charges described above are recorded in the special charges, net caption on our condensed consolidated statements of income (loss).

Inventory Restructuring

During the first and second quarters of 2016, we recorded restructuring related inventory charges of $1.9 million and $0.1 million, respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of October 2, 2016, all remaining inventory in our Brazilian operations has been fully reserved.

During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Aerospace & Defense segment. As of October 2, 2016, our remaining structural landing gear product line inventory balance is $1.2 million, which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our condensed consolidated statement of income.

Intangible Impairments

During the three months ended October 2, 2016, we recorded a $0.2 million impairment charge for a China patent deemed to no longer have economic value. The impairment charge is included in the impairment charge line on our consolidated statement of income (loss).

Q3 2016

The tables below (in thousands) show the non-inventory restructuring related and non-impairment special charges, net of recoveries, for the three and nine months ending October 2, 2016:

	Special Charges / (Recoveries)
	As of and for the three months ended October 2, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses, net	401	389	—	790
Employee related expenses	790	672	—	1,462
Total restructuring charges, net	$1,191	$1,061	$—	$2,252
Brazil Closure	379	—	—	379
Total special charges, net	$1,570	$1,061	$—	$2,631

Accrued special and restructuring charges as of July 3, 2016				$4,493
Total quarterly special charges, net (shown above)				2,631
Special charges paid / settled, net				(2,177)
Accrued special and restructuring charges as of October 2, 2016				$4,947

	Special Charges / (Recoveries)
	As of and for the nine months ended October 2, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses, net	287	3,482	—	3,769
Employee related expenses	1,526	1,379	—	2,905
Total restructuring charges, net	$1,813	$4,861	$—	$6,674
Acquisition related recoveries	(161)	—	—	(161)
Brazil Closure	2,650	—	2	2,652
Total special charges, net	$4,302	$4,861	$2	$9,165

Accrued special and restructuring charges as of December 31, 2015				$4,664
Total year to date special charges, net (shown above)				9,165
Special charges paid / settled, net				(8,882)
Accrued special and restructuring charges as of October 2, 2016				$4,947

The restructuring charges incurred to date that remain accrued as of October 2, 2016 primarily relate to Brazil closure charges recorded in 2015 for supplier cancellation penalties for fixed purchase commitments, customer cancellation penalties, and litigation claims that we deem probable of loss. We expect to make payment or settle the majority of Brazil related obligations accrued as of October 2, 2016 during 2017. We expect to make payment or settle the majority of the non-Brazil related obligations accrued as of October 2, 2016 during the fourth quarter of 2016.

Q3 2015

The tables below (in thousands) show the non-inventory restructuring related and non-impairment special charges, net of recoveries, for the three and nine months ending October 4, 2015:

	Special Charges / (Recoveries)
	As of and for the three months ended October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses, net	(260)	—	—	(260)
Employee related expenses	539	63	—	602
Total restructuring charges, net	$279	$63	$—	$342
Acquisition related charges	59	—	—	59
Brazil Closure	7,876	—	—	7,876
Total special charges, net	$8,214	$63	$—	$8,277

Accrued special and restructuring charges as of July 5, 2015				$8,327
Total quarterly special charges, net (shown above)				8,277
Special charges paid / settled, net				(5,579)
Accrued special and restructuring charges as of October 4, 2015				$11,025

	Special Charges / (Recoveries)
	As of and for the nine months ended October 4, 2015
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses, net	121	257	—	378
Employee related expenses	3,319	1,284	—	4,603
Total restructuring charges, net	$3,440	$1,541	$—	$4,981
Divestitures	(2)	(1,042)	—	(1,044)
Acquisition related charges	865	—	—	865
Brazil Closure	7,876	—	—	7,876
Executive retirement charges	—	—	420	420
Total special charges, net	$12,179	$499	$420	$13,098

Accrued special and restructuring charges as of December 31, 2014				$9,133
Total year to date special charges, net (shown above)				13,098
Special charges paid / settled				(11,206)
Accrued special and restructuring charges as of October 4, 2015				$11,025

Inception to Date

The following table (in thousands) summarizes our California Restructuring related special charges for the period ended October 2, 2016:

California Restructuring Charges, net as of October 2, 2016
Aerospace & Defense
Facility related expenses - incurred to date	$3,481
Employee related expenses - incurred to date	800
Total restructuring related special charges - incurred to date	$4,281

The following table (in thousands) summarizes the restructuring charges for our 2016 Actions through October 2, 2016:

	2016 Actions Restructuring Charges / (Recoveries), net as of October 2, 2016
	Energy	Aerospace & Defense	Total
Facility related expenses - incurred to date	$203	$94	$297
Employee related expenses - incurred to date	1,609	471	2,080
Total restructuring related special charges - incurred to date	$1,812	$565	$2,377

The California Restructuring was completed during the third quarter of 2016. The 2016 Actions are expected to be completed in the fourth quarter of 2016.

(16) Subsequent Events

Critical Flow Solutions Acquisition

On October 12, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Downstream Holding, LLC, a Delaware limited liability company (“Downstream”), Downstream Acquisition LLC, a Delaware limited liability company and subsidiary of the Company, and Sun Downstream, LP, a Delaware limited partnership to acquire all of the outstanding units of Downstream for $210 million. Subsidiaries of Downstream, which do business as Critical Flow Solutions ("CFS"), manufacture critical severe service equipment for refining operations. This acquisition diversifies CIRCOR’s revenue base by providing further penetration into the downstream refining market. CFS brings a portfolio of high technology valves and automation equipment for severe-service applications. Under its DeltaValve brand, CFS offers solutions for the delayed coking process in refineries, and under its TapcoEnpro brand, the company provides solutions for the fluid catalytic cracking process in refineries. CFS has a total of approximately 200 employees at its Salt Lake City, Utah headquarters, Houston, Texas facilities and Barnsley, England service center.

The consideration payable by the Company pursuant to the terms of the Merger Agreement is $195 million, subject to (i) up to an additional $15 million payable pursuant to an earn-out relating to achievement of specified business performance targets by the acquired business in the twelve month period ended September 30, 2017, (ii) increase or decrease based on deviation, subject to certain limitations, from a working capital target, (iii) decrease for indebtedness and certain transactions expenses of Downstream, (iv) increase for the amount of Downstream’s cash as of the closing, and (v) a potential increase for certain transaction related tax benefits, net of certain adjustments, if and when realized by the Company. The total consideration paid at closing on October 13, 2016 was approximately $198 million in cash, net of cash acquired and including amounts paid at closing for estimated adjustments for Downstream’s working capital, the repayment of Downstream’s outstanding indebtedness and payment of certain transaction expenses. The Company funded the purchase price and payments at closing from borrowings under the Company’s existing credit agreement.

Segment Realignment

On October 28, 2016, the Company announced it is realigning its organizational structure which will result in two reportable business segments: Energy and Advanced Flow Solutions. The Energy segment will include all of the businesses from the existing Energy segment and Critical Flow Solutions and exclude certain businesses that operate in the industrial, power, and process markets (also referred to as the Control Valves businesses). The Advanced Flow Solutions segment will include all of the businesses from the existing Aerospace & Defense segment and the Control Valve businesses previously reported within the Energy segment. We intend to begin reporting the new two segments during the fourth quarter of 2016. All previously reported segment information will be adjusted on a retrospective basis to reflect this change beginning in the fourth quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (“SEC”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, changes in the price of and demand for oil & gas in both domestic and international markets, our ability to successfully integrate the businesses of Downstream, as contemplated, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our inventories, our prevention of the accumulation of excess inventory, our ability to successfully implement our acquisitions, divestiture, restructuring, or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, our ability to realize savings anticipated to result from the repositioning activities discussed herein, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2015 or in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations for the Three Months Ended October 2, 2016 Compared to the Three Months Ended October 4, 2015 (unaudited)

The following table sets forth the consolidated results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the three months ended October 2, 2016 and October 4, 2015:

	Three Months Ended		Three Months Ended
	October 2, 2016		October 4, 2015		% Change
	(in thousands, except percentages)
Net revenues	$134,833	100.0%	$159,258	100.0%	(15.3)%
Cost of revenues	92,479	68.6%	113,865	71.5%	(18.8)%
Gross profit	42,354	31.4%	45,393	28.5%	(6.7)%
Selling, general and administrative expenses	36,002	26.7%	38,143	24.0%	(5.6)%
Impairment charges	208	0.2%	2,502	1.6%	(91.7)%
Special charges, net	2,631	2.0%	8,277	5.2%	(68.2)%
Operating income (loss)	3,513	2.6%	(3,529)	(2.2)%	199.5%
Other expense (income):
Interest expense, net	605	0.4%	828	0.5%	(26.9)%
Other expense (income), net	163	0.1%	(587)	(0.4)%	127.8%
Total other expense, net	768	0.6%	241	0.2%	218.7%
Income before income taxes	2,745	2.0%	(3,770)	(2.4)%	172.8%
Income taxes (benefit) provision	(1,673)	(1.2)%	4,308	2.7%	(138.8)%
Net income (loss)	$4,418	3.3%	$(8,078)	(5.1)%	154.7%

Net Revenues
Net revenues for the three months ended October 2, 2016 decreased by $24.4 million, or 15%, to $134.8 million from $159.3 million for the three months ended October 4, 2015. The change in net revenues for the three months ended October 2, 2016 was attributable to the following:

	Three Months Ended		Total Change	Operations	Foreign Exchange
Segment	October 2, 2016	October 4, 2015
	(in thousands)
Energy	$99,798	$122,905	$(23,107)	$(22,706)	$(401)
Aerospace & Defense	35,035	36,353	(1,318)	(467)	(851)
Total	$134,833	$159,258	$(24,425)	$(23,173)	$(1,252)

The Energy segment accounted for approximately 74% and 77% of net revenues for the three months ended October 2, 2016 and October 4, 2015, with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $23.1 million, or 19%, for the three months ended October 2, 2016 compared to the three months ended October 4, 2015. The decrease was primarily driven by lower volume in our North American short-cycle (-7%), large international projects (-4%), instrumentation business (-3%), and control valves (-3%) businesses. Orders decreased $15.7 million or 17%, to $78.5 million for the three months ended October 2, 2016 compared to $94.2 million for the same period in 2015, primarily due to continued weakness in the short-cycle instrumentation business (-6%), a decrease in industrial bookings for control valves (-6%) and lower orders within our large international projects business (-1%). We experienced continued weakness in North American short-cycle business orders (-2%). Orders within our large international project businesses can be unpredictable or "lumpy" given the nature of the procurement process. Backlog decreased $89.7 million to $120.9 million as of October 2, 2016 compared to $210.6 million as of October 4, 2015. The decline in Orders and Backlog is directly attributable to the continued weakness and deterioration of the oil and gas market especially our upstream market.

Aerospace & Defense segment net revenues decreased by $1.3 million or 4% for the three months ended October 2, 2016 compared to the same period in 2015 primarily driven by unfavorable foreign exchange fluctuations (-2%). Orders decreased $1.4 million, or 4%, to $32.9 million for the three months ended October 2, 2016 compared to $34.3 million for the same period in 2015, primarily due to decreases in our actuation business (-4%). Backlog increased $5.2 million to $99.3 million as of October 2, 2016 compared to $94.1 million as of October 4, 2015, primarily as a result of higher bookings in our fluid controls business (+8%).

Operating Income (Loss)

The change in operating income (loss) for the three months ended October 2, 2016 compared to the three months ended October 4, 2015 was as follows:

	Three Months Ended		Total Change	Operations	Foreign Exchange	Special and Restructuring Charges, net
Segment	October 2, 2016	October 4, 2015
	(in thousands)
Energy	$7,690	$(685)	$8,375	$(6,962)	$(13)	$15,350
Aerospace & Defense	2,345	3,234	(889)	146	(37)	(998)
Corporate	(6,522)	(6,078)	(444)	(457)	13	—
Total	$3,513	$(3,529)	$7,042	$(7,273)	$(37)	$14,352

Restructuring related, impairment, and special charges, net of recoveries, for the three months ended October 2, 2016 and October 4, 2015 were as follows:

	Three Months Ended October 2, 2016	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$1,778	$—	$996	$782
Aerospace & Defense	1,061	—	1,061	—
Corporate	—	—	—	—
Total	$2,839	$—	$2,057	$782

	Three Months Ended October 4, 2015	Inventory Restructuring (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment
	(in thousands)
Energy	$17,128	$6,412	$279	$10,437
Aerospace & Defense	63	—	63	—
Total	$17,191	$6,412	$342	$10,437

(1) Restructuring related inventory charges are included in Cost of revenues. See Note 15, Special Charges, net for additional detail on restructuring related inventory charges.
(2) See Note 15, Special Charges, net for additional detail.

Operating income increased $7.0 million to $3.5 million for the three months ended October 2, 2016, compared to operating loss of $3.5 million for the same period in 2015.

Operating income for our Energy segment increased $8.4 million to $7.7 million for the three months ended October 2, 2016, compared to $0.7 million operating loss for the same period in 2015. The year over year increase in operating income was primarily driven by lower restructuring and special charges from prior period, partially offset by the operational impact from lower volumes attributed to the deterioration of the oil and gas market.

Operating income for our Aerospace & Defense segment decreased $0.9 million, or 27%, to $2.3 million for the three months ended October 2, 2016, compared to $3.2 million for the same period in 2015. The year over year decrease in operating income was primarily driven by increases in restructuring charges (-31%) from prior period.

Corporate operating expenses increased $0.4 million for the three months ended October 2, 2016, compared to the same period in 2015, primarily due to corporate development fees.

Interest Expense, Net
Interest expense, net decreased $0.2 million to $0.6 million for the three months ended October 2, 2016 and compared to $0.8 million for the three months ended October 4, 2015. This change in interest expense was primarily due to lower outstanding debt balances during the period compared to the previous year.

Other Expense (Income), Net
Other expense (income), net increased $0.8 million to $0.2 million for the three months ended October 2, 2016 compared to other income of $0.6 million for the three months ended October 4, 2015. The difference was primarily due to foreign currency fluctuations.

Other Comprehensive Income (Loss)
Other comprehensive income of $0.1 million for the three months ended October 2, 2016, compared to other comprehensive loss of $6.4 million for the three months ended October 4, 2015, was primarily driven by favorable foreign currency impact related to balance sheet remeasurements. Other comprehensive loss for the three months ended October 4, 2015 was primarily due to the Brazilian Real ($5.3 million).

Income Taxes (Benefit) Provision

The effective tax rate was a net benefit (-61%) for the quarter ended October 2, 2016. The tax rate for the quarter ended October 2, 2016 was favorably impacted by certain tax benefits on repatriation of foreign earnings, as well as lower foreign losses with no tax benefit. After removing the Brazil loss of $19.2M from the results of the quarter ended October 4, 2015, the effective tax rate would have been 27.8% for the quarter ended October 4, 2015. The tax rate in the quarter ended October 4,

2015 was negatively impacted by adjustments based on tax return filings, partially offset by statute expirations, in addition to tax benefits for foreign source income that occurred in the same period of 2014. See Note 12 for further details.

Results of Operations for the Nine Months Ended October 2, 2016 Compared to the Nine Months Ended October 4, 2015

The following table sets forth the results of operations, percentage of net revenues and the period-to-period percentage change in certain financial data for the nine months ended October 2, 2016 and October 4, 2015:

	Nine Months Ended		Nine Months Ended
	October 2, 2016		October 4, 2015		% Change
	(in thousands, except percentages)
Net revenues	$432,023	100.0%	$492,023	100.0%	(12.2)%
Cost of revenues	298,005	69.0%	343,187	69.8%	(13.2)%
Gross profit	134,018	31.0%	148,836	30.2%	(10.0)%
Selling, general and administrative expenses	110,290	25.5%	119,344	24.3%	(7.6)%
Impairment charges	208	—%	2,502	0.5%	(91.7)%
Special charges, net	9,165	2.1%	13,098	2.7%	(30.0)%
Operating income	14,355	3.3%	13,892	2.8%	3.3%
Other expense (income):
Interest expense, net	1,841	0.4%	2,274	0.5%	(19.0)%
Other (income), net	(914)	(0.2)%	(1,197)	(0.2)%	(23.6)%
Total other expense, net	927	0.2%	1,077	0.2%	(13.9)%
Income before income taxes	13,428	3.1%	12,816	2.6%	4.8%
Income taxes (benefit) provision	1,325	0.3%	10,109	2.1%	(86.9)%
Net income	$12,103	2.8%	$2,707	0.6%	347.1%

Net Revenues
Net revenues for the nine months ended October 2, 2016 decreased by $60.0 million, or 12%, to $432.0 million from $492.0 million for the nine months ended October 4, 2015. The change in net revenues for the nine months ended October 2, 2016 was attributable to the following:

	Nine Months Ended		Total Change	Acquisitions	Operations	Foreign Exchange
Segment	October 2, 2016	October 4, 2015
	(in thousands)
Energy	$323,096	$377,720	$(54,624)	$6,106	$(60,463)	$(267)
Aerospace & Defense	108,927	114,303	(5,376)	—	(3,999)	(1,377)
Total	$432,023	$492,023	$(60,000)	$6,106	$(64,462)	$(1,644)

The Energy segment accounted for 75% and 77% of net revenues for the nine months ended October 2, 2016 and October 4, 2015 with the Aerospace & Defense segment accounting for the remainder.

Energy segment net revenues decreased by $54.6 million, or 14%, for the nine months ended October 2, 2016 as compared to the nine months ended October 4, 2015. The decrease was primarily driven by lower shipment volumes in our North American short-cycle business (-14%). Energy segment orders decreased $82.2 million to $266.5 million for the nine months ended October 2, 2016, compared to $348.7 million for the same period in 2015, primarily due to a decrease in bookings in the large international projects business (-11%), North American short-cycle business (-8%) and instrumentation business (-2%). Orders within our large international project businesses can be unpredictable or "lumpy" given the nature of the procurement process. Our North American short-cycle business has experienced a downturn since the prior year attributable to the deterioration of the oil and gas market.

Aerospace & Defense segment net revenues decreased by $5.4 million, or 5%, for the nine months ended October 2, 2016, as compared to the nine months ended October 4, 2015. The decrease was primarily driven by declines in our fluid control business (-7%) due to delayed shipments on one of our major missile programs and foreign exchange impact (-1%), offset by increases in our actuation business (+4%). Orders for this segment increased $13.1 million to $117.0 million for the nine months ended October 2, 2016, compared to $103.9 million for the same period in 2015, primarily as a result of order increases in our fluid control business (+11%) and our fluid control business in France (+5%).

Operating Income (Loss)

The change in operating income (loss) for the nine months ended October 2, 2016 compared to the nine months ended October 4, 2015 was as follows:

	Nine Months Ended		Total Change	Acquisition	Operations	Foreign Exchange	Restructuring Related Inventory & Special Charges (Recoveries), net
Segment	October 2, 2016	October 4, 2015
	(in thousands)
Energy	$27,718	$24,417	$3,301	$2,209	$(14,188)	$538	$14,742
Aerospace & Defense	5,080	7,484	(2,404)	—	317	(174)	(2,547)
Corporate	(18,443)	(18,009)	(434)	—	(868)	16	418
Total	$14,355	$13,892	$463	$2,209	$(14,739)	$380	$12,613

Special charges and restructuring related inventory for the nine months ended October 2, 2016 and October 4, 2015 were as follows:

	Nine Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment	October 2, 2016
	(in thousands)
Energy	6,503	$1,993	$1,560	$2,950
Aerospace & Defense	4,900	39	4,861	—
Corporate	2	—	—	2
Total	$11,405	$2,032	$6,421	$2,952

	Nine Months Ended	Restructuring Related Inventory Charges (1)	Restructuring Charges, net (2)	Special Charges (Recoveries), net (2)
Segment	October 4, 2015
	(in thousands)
Energy	$21,244	$6,565	$3,440	$11,239
Aerospace & Defense	2,353	1,852	1,541	(1,040)
Corporate	420	—	—	420
Total	$24,017	$8,417	$4,981	$10,619

(1) Restructuring related inventory charges are included in Cost of Revenues. See Note 15, Special Charges, net for additional detail on restructuring related inventory charges.
(2) See Note 15, Special Charges, net for additional detail on Special charges (recoveries), net

Operating income increased $0.5 million, or 3%, to $14.4 million for the nine months ended October 2, 2016, compared to $13.9 million for the same period in 2015.

Operating income for our Energy segment increased $3.3 million, or 14%, to $27.7 million for the nine months ended October 2, 2016, compared to $24.4 million for the same period in 2015. The increase in operating income was primarily driven by lower restructuring and special charges as compared to the prior period and full year run-rate of our April 2015 acquisition. These increases were partially offset by operational declines resulting from lower volume attributed to the deterioration of the oil and gas market.

Operating income for the Aerospace & Defense segment decreased $2.4 million, or 32%, to $5.1 million for the nine months ended October 2, 2016, compared to operating income of $7.5 million for the same period in 2015. The decrease in operating income was primarily a result of our higher restructuring charges in the current period (-34%).

Corporate operating expenses increased $0.4 million for the nine months ended October 2, 2016 compared to the same period in 2015, primarily due to corporate development fees.

Interest Expense, Net
Interest expense, net, decreased $0.4 million to $1.8 million for the nine months ended October 2, 2016, compared to the nine months ended October 4, 2015. This change in interest expense was primarily due to lower outstanding debt balances during the period compared to the previous year.

Other (Income) Expense, Net
Other income, net was $0.9 million for the nine months ended October 2, 2016, compared to $1.2 million in the same period of 2015. The difference of $0.3 million was primarily due to foreign currency fluctuations.

Other Comprehensive Income (Loss)
Other comprehensive income increased $24.7 million from comprehensive loss of $23.4 million as of October 4, 2015 to comprehensive income of $1.3 million as October 2, 2016, primarily driven by favorable foreign currency impact related to balance sheet remeasurements. These favorable foreign currency balance sheet remeasurements were driven by the Euro ($14.4 million) and Brazilian Real ($9.8 million).

As of October 2, 2016, we have a cumulative currency translation adjustment of $17.3 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity, we would incur a non-cash charge of $17.3 million, which would be included as a special charge within the results of operations.

Income Taxes (Benefit) Provision

The effective tax rate was 9.9% for the nine months ended October 2, 2016 compared to 78.9% for the same period of 2015. The tax rate in the nine months ended October 2, 2016 was lower primarily due to tax benefits on repatriation of foreign earnings, lower foreign losses with no tax benefit, and non-recurring items impacting the prior year's tax rate. The non-recurring items include additional tax expense related to an underaccrual and tax expense on a settlement with the Italian tax authorities, which is partially offset by a tax benefit on a valuation allowance adjustment.

Restructuring Savings

Our restructuring actions which are expected to result in savings are summarized as follows:

•
During 2016, we have initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions"). Under these restructurings, we will reduce expenses, primarily through reductions in force and closing a number of smaller facilities.

•
In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses. These actions were completed during the third quarter of 2016.

•
On February 18, 2015, we announced additional restructuring actions ("2015 Announced Restructurings"), under which we continued to simplify our businesses. Under this restructuring, we reduced certain general, administrative and manufacturing related expenses which were primarily personnel related.

The table below (in millions) outlines the estimated cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2016 Actions	$8.5	$8.5	Q2 2016 - Q4 2017
California Restructuring	3.0	3.0	Q3 2016 - Q4 2017
2015 Announced Restructurings	18.0	20.8	Q1 2015 - Q4 2016
Total Savings	$29.5	$32.3

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

We expect to incur restructuring related special charges between $0.4 million and $0.5 million to complete our 2016 Action restructuring. These restructuring actions are expected to be funded with cash generated from operations. Our 2015 Announced Restructurings have been completed and, as such, no additional restructuring charges are expected to be incurred in connection with these actions. Refer to Note 4, "Special Charges, net" of our Annual Report filed on Form 10-K for the year ended December 31, 2015 for further details regarding these charges.

Defined Benefit Pension Plan

In Q3 2016, management offered a lump sum cash payout option to terminated and vested pension plan participants. In connection with this action, based on the number of participants who opt to avail themselves of this program, we would expect to incur a non-cash settlement charge between $4.5 million and $5.0 million. This special charge is expected to be recorded in the fourth quarter of 2016.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in new machinery, IT systems, the improvement of facilities, funding working capital requirements to support business growth initiatives, restructuring actions, acquisitions, dividend payments, pension funding obligations and debt service costs. We have historically generated cash from operations and believe we have resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	October 2, 2016	October 4, 2015
Cash flow provided by (used in):
Operating activities	$38,950	$(3,359)
Investing activities	(9,590)	(85,628)
Financing activities	45	28,853
Effect of exchange rate changes on cash and cash equivalents	983	(7,416)
Increase (decrease) in cash and cash equivalents	$30,388	$(67,550)

During the nine months ended October 2, 2016, we generated $39 million of cash from operating activities compared to cash used of $3 million during the same period in 2015. The $42 million year over year decrease in cash usage was primarily driven by $43 million improved working capital performance. Within working capital during the nine months ended October 2, 2016, there were lower inventory purchases of $49 million. In addition, we received $7 million for increased collections which was offset by a decrease in accounts payable. We used $39 million to pay accounts payable and accrued expenses during the first nine months of 2016 compared to $22 million during the first nine months of 2015. This was due to the Company's timing of payments to our vendors for products and services.

During the nine months ended October 2, 2016, we used cash of $10 million in investing activities as compared to using cash of $86 million during the same period in 2015. The $76 million year over year decrease in cash used was primarily driven by our $80 million April 2015 business acquisition.

During the nine months ended October 2, 2016, we generated no cash from financing activities as compared to $29 million during the same period in 2015. The $29 million year over year decrease in cash generated from financing activities was primarily related to lower net borrowings of $98 million offset by our purchase of $70 million of common stock in the prior year. Total debt as a percentage of total shareholders’ equity was 22% as of October 2, 2016 compared to 23% as of December 31, 2015.

On July 31, 2014, we entered into a new five year unsecured credit agreement ("Credit Agreement") that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of October 2, 2016, we had borrowings of $92 million outstanding under the Credit Agreement and $45 million outstanding under letters of credit.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on October 2, 2016 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

On December 18, 2014, our Board of Directors authorized a share repurchase program of up to $75 million of our outstanding common stock. During the nine months ended October 4, 2015, we purchased 1,254,721 shares of common stock for $70 million under this share repurchase plan. This share repurchase program was completed in 2015.

The ratio of current assets to current liabilities was 3:1 as of October 2, 2016 compared to 3:1 at December 31, 2015. The current ratio remained consistent primarily due to an increase in cash partially offset by a decrease in inventory as of October 2, 2016 as compared to December 31, 2015.

As of October 2, 2016, cash, cash equivalents, and short-term investments totaled $85 million, substantially all of which was held in foreign bank accounts. This compares to $55 million of cash, cash equivalents, and short-term investments as of December 31, 2015, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications.

We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2016 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested to support normal business operations. As described in Note 12, Income Taxes during the third quarter of 2016, management determined that a portion of its foreign earnings are not permanently reinvested within the meaning of the applicable accounting rules. The Company estimates that approximately $34 million will be repatriated to the US in the fourth quarter of 2016, resulting in a tax benefit of $1.8 million recorded in the quarter ended October 2, 2016.

On October 13, 2016, to fund the acquisition of Downstream described in Note 16, Subsequent Events, the Company borrowed $205 million under the Company’s existing Credit Agreement.

In the fourth quarter 2016, we expect to continue to generate cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.6 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 2, 2016.

Changes in Internal Control over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended October 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, except as disclosed below.

We may not be able to realize the anticipated benefits from our acquisition of Downstream.

We may not be able to realize the anticipated benefits from our acquisition of Downstream (the “Acquisition”).  Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating Downstream’s businesses into our company.  Factors that could affect our ability to achieve these benefits include:

•	The failure of Downstream’s businesses to perform in accordance with our expectations, including the successful introduction of new Downstream products;

•	Difficulties in integrating personnel, financial reporting and other systems used by Downstream’s businesses into our company;

•	Failure to achieve anticipated synergies between our business units and the business units of Downstream;

•	The loss of Downstream’s customers or our customers;

•	Failure to protect acquired Downstream intellectual property;

•	The loss of any of the key employees of Downstream or our company; and

•
The discovery of unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws.

If Downstream’s businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations.

We incurred significant indebtedness in connection with our acquisition of Downstream, which could harm our operating flexibility and competitive position.

We incurred $205 million of additional indebtedness to finance the Acquisition pursuant to our existing credit facility.  The terms of this indebtedness contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur.  Our level of debt as a result of the Acquisition, and the limitations imposed on us by the debt agreements related to such indebtedness, could adversely affect our operating flexibility and put us at a competitive disadvantage.  In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness.  If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, as filed with the Securities and Exchange Commission on October 28, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of October 2, 2016 and December 31, 2015
	(ii)	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended October 2, 2016 and October 4, 2015
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 2, 2016 and October 4, 2015
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2016 and October 4, 2015
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

October 28, 2016	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

October 28, 2016	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

October 28, 2016	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer