Form 10-Q
period 2017-04-02
CIRCOR INTERNATIONAL INC
filed 2017-04-28
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2017, there were 16,494,125 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	April 2, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,656	$58,279
Trade accounts receivable, less allowance for doubtful accounts of $4,748 and $5,056, respectively	120,344	133,046
Inventories	147,915	149,584
Prepaid expenses and other current assets	33,543	29,557
Total Current Assets	367,458	370,466
PROPERTY, PLANT AND EQUIPMENT, NET	99,271	99,713
OTHER ASSETS:
Goodwill	206,795	206,659
Intangibles, net	133,339	135,778
Other assets	8,090	8,140
TOTAL ASSETS	$814,953	$820,756
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,398	$46,767
Accrued expenses and other current liabilities	54,679	50,707
Accrued compensation and benefits	16,457	20,249
Total Current Liabilities	122,534	117,723
LONG-TERM DEBT	243,000	251,200
DEFERRED INCOME TAXES	12,454	13,657
OTHER NON-CURRENT LIABILITIES	21,428	33,766
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,485,429 and 16,445,363 shares issued and outstanding at April 2, 2017 and December 31, 2016, respectively	179	178
Additional paid-in capital	291,586	289,423
Retained earnings	269,109	265,543
Common treasury stock, at cost (1,372,488 shares at April 2, 2017 and December 31, 2016)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(70,865)	(76,262)
Total Shareholders’ Equity	415,537	404,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$814,953	$820,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net revenues	$145,208	$150,798
Cost of revenues	98,575	105,565
GROSS PROFIT	46,633	45,233
Selling, general and administrative expenses	40,089	37,799
Special and restructuring (recoveries) charges, net	(810)	1,939
OPERATING INCOME	7,354	5,495
Other expense (income):
Interest expense, net	1,669	631
Other expense (income), net	225	(528)
TOTAL OTHER EXPENSE, NET	1,894	103
INCOME BEFORE INCOME TAXES	5,460	5,392
Provision for income taxes	687	1,520
NET INCOME	$4,773	$3,872
Earnings per common share:
Basic	$0.29	$0.24
Diluted	$0.29	$0.23
Weighted average number of common shares outstanding:
Basic	16,458	16,381
Diluted	16,691	16,481
Dividends declared per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net income	$4,773	$3,872
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,396	8,294
Other comprehensive income, net of tax	5,396	8,294
COMPREHENSIVE INCOME	$10,169	$12,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
OPERATING ACTIVITIES
Net income	$4,773	$3,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,798	3,263
Amortization	3,092	2,529
Bad debt recovery	(54)	(848)
Loss on write down of inventory	548	2,525
Compensation expense of share-based plans	738	1,538
Tax effect of share-based plan compensation	—	92
Change in fair value of contingent consideration	(2,500)	—
(Gain) Loss on sale or write down of property, plant and equipment	(110)	1,503
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	14,018	11,089
Inventories	2,030	8,486
Prepaid expenses and other assets	(4,297)	(4,287)
Accounts payable, accrued expenses and other liabilities	(5,841)	(22,108)
Net cash provided by operating activities	16,195	7,654
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,001)	(4,021)
Proceeds from the sale of property, plant and equipment	190	87
Business acquisition, working capital adjustment	1,467	—
Net cash used in investing activities	(1,344)	(3,934)
FINANCING ACTIVITIES
Proceeds from long-term debt	34,900	35,139
Payments of long-term debt	(43,100)	(27,871)
Dividends paid	(624)	(625)
Proceeds from the exercise of stock options	295	111
Tax effect of share-based plan compensation	—	(92)
Net cash (used in) provided by financing activities	(8,529)	6,662
Effect of exchange rate changes on cash and cash equivalents	1,055	1,657
INCREASE IN CASH AND CASH EQUIVALENTS	7,377	12,039
Cash and cash equivalents at beginning of period	58,279	54,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,656	$66,580

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$509	$986
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

The consolidated balance sheet at December 31, 2016 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2016 consolidated financial statements, which were included in our Annual Report filed on Form 10-K for the year ended December 31, 2016. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 2, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards - Not yet Adopted

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amends presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are currently evaluating the requirements of ASU 2017-07 and have not yet determined its impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends the presentation for statement of cash flows. The new guidance requires amounts generally included within the cash flow as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory, which amends the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of enhancing consistency in presentation and classification. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 outlines a model for lessees by recognizing all lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are still evaluating the requirements of ASU 2016-02 to determine the impact it will have on our consolidated financial statements but expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets with corresponding lease liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles ("GAAP") when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. ASU 2014-09 allows for adoption either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, and technical corrections and improvements, respectively.

We've established a cross-functional implementation team including representatives from general management, sales, legal, and finance. We are deploying a detailed approach to analyze the impact of the standard on our contract portfolio by comparing our current accounting policies and practices to identify potential differences that would result from applying the new standard. In addition, we will identify and implement appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our current evaluation, we will adopt this new standard on January 1, 2018 and are currently evaluating the adoption method. Our final adoption determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statement.

New Accounting Standards - Adopted

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Per ASU No. 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are to be applied on a prospective basis. We elected to adopt this standard during the first quarter of fiscal 2017; the adoption did not have a material effect on our condensed consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update involves several aspects related to accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for the Company for all annual and interim periods beginning after December 15, 2016. The update resulted in the following changes to our financial statements:

•
The tax benefit or deficiency is classified and presented as a cash flow to/from operating activities. It was previously required to be presented as a cash flow to/from financing activities on the consolidated statement of cash flows. As permitted in the standard, the Company has elected to adopt this reclassification on a prospective basis and therefore prior fiscal years for the consolidated statement of cash flows have not been adjusted for this provision.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of any excess tax benefit. This did not have a material impact on the Company's diluted net earnings per share calculation.

•
All employee share-based payment transactions require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. This did not have a material impact on the Company's diluted net earnings per share calculation.

•
We elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in an immaterial increase in stock-based compensation for the three months ended April 2, 2017, and a cumulative-effect adjustment to retained earnings during the current period of $0.6 million.

In July 2015, the FASB issued ASU 2015-11, Inventory which more closely aligns the measurement of inventory in Generally Accepted Accounting Principles ("GAAP") with the measurement of inventory in International Financial Reporting Standards. The amendments in this update changes inventory measurement from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for for the Company for all annual and interim periods beginning after December 15, 2016 and is required to be be applied prospectively for all periods presented. This update did not have a material impact on our consolidated financial statements.

(3) Inventories

Inventories consist of the following (in thousands):

	April 2, 2017	December 31, 2016
Raw materials	$61,760	$54,359
Work in process	64,283	68,718
Finished goods	21,872	26,507
Total inventories	$147,915	$149,584

(4) Business Acquisition

CFS Acquisition

On October 12, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Downstream Holding, LLC, a Delaware limited liability company which does business as Critical Flow Solutions (“Downstream” or “CFS”), Downstream Acquisition LLC, a Delaware limited liability company and subsidiary of the Company, and Sun Downstream, LP, a Delaware limited partnership, to acquire all of the outstanding units of Downstream.

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

The estimated undiscounted range of outcomes for the contingent consideration will be in the range of zero to $15.0 million. If the minimum target is met, $7.5 million will be earned. The estimated fair value of the earn-out as of the acquisition date and as of December 31, 2016 was $12.2 million, based on a Monte Carlo simulation model. The Monte Carlo model calculates the probability of satisfying the target conditions stipulated in the award. Based on actual performance, the Company revised its forecasts during the three months ended April 2, 2017. Under the revised forecasts, the estimated fair value of the earn-out as of April 2, 2017 was $9.7 million. The change in fair value of $2.5 million was recorded within special and restructuring (recoveries) charges, net as a gain during the the three months ended April 2, 2017. The Company will continue to assess the probability that the targets will be met by September 30, 2017 and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

During the first quarter of 2017, the Company received $1.5 million as settlement for working capital adjustments. This reduction of purchase price was recorded as a reduction of goodwill.

The operating results of CFS have been included in our consolidated financial statements from the date of acquisition and reported within the Energy segment. The results for the quarter ended April 2, 2017 include $22.5 million of net revenue, and $1.5 million of operating income including $1.2 million of intangible amortization expense.

The purchase price allocation is based upon a preliminary valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The estimates and assumptions, including for the contingent consideration, are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The purchase accounting is expected to be finalized in the third quarter of 2017. The assets and liabilities pending finalization include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position.

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$6,603
Accounts receivable	28,128
Unbilled receivable	10,786
Inventory	18,701
Prepaid and other current assets	4,380
Property, plant and equipment	21,090
Identifiable intangible assets	101,600
Accounts payable	(11,655)
Accrued and other expenses	(8,576)
Deferred revenue	(3,997)
Deferred income taxes	(42,660)
Total identifiable net assets	$124,400
Goodwill	91,634
Total purchase price	$216,034

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

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of April 2, 2017 (in thousands):

	Energy	Advanced Flow Solutions	Consolidated Total
Goodwill as of December 31, 2016	$144,405	$62,254	$206,659
Business acquisition, working capital adjustments	(1,467)	—	(1,467)
Currency translation adjustments	499	1,104	1,603
Goodwill as of April 2, 2017	$143,437	$63,358	$206,795

The table below presents gross intangible assets and the related accumulated amortization as of April 2, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,392)
Non-amortized intangibles (primarily trademarks and trade names)	38,471	—
Customer relationships	100,488	(32,502)
Order backlog	7,065	(6,600)
Acquired technology	28,097	(2,335)
Other	5,129	(4,481)
Total	$184,649	$(51,310)
Net carrying value of intangible assets	$133,339

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 2, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	After 2021
Estimated amortization expense	$9,310	$10,837	$10,731	$9,401	$7,983	$46,606

(6) Segment Information

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Net revenues
Energy	80,135	83,409
Advanced Flow Solutions	65,073	67,389
Consolidated net revenues	$145,208	$150,798

Segment Income
Energy - Segment Operating Income	6,864	9,296
Advanced Flow Solutions - Segment Operating Income	7,711	8,452
Corporate expenses	(5,479)	(6,488)
Subtotal	9,096	11,260
Restructuring charges, net	1,458	1,163
Special (recoveries) charges, net	(2,268)	776
Special and restructuring (recoveries) charges, net	(810)	1,939
Restructuring related inventory charges	—	1,958
Acquisition amortization	2,552	1,868
Restructuring and other cost, net	2,552	3,826
Consolidated Operating Income	7,354	5,495
Interest Expense, net (a)	1,669	631
Other Expense (income), net (a)	225	(528)
Income from continuing operations before income taxes	$5,460	$5,392

Capital expenditures
Energy	$791	$922
Advanced Flow Solutions	957	2,222
Corporate	484	106
Consolidated Capital expenditures	$2,232	$3,250

Depreciation and amortization
Energy	$3,071	$1,526
Advanced Flow Solutions	3,471	3,941
Corporate	348	325
Consolidated Depreciation and amortization	$6,890	$5,792

Identifiable assets	April 2, 2017	April 3, 2016
Energy	$652,725	$457,708
Advanced Flow Solutions	410,218	447,896
Corporate	(247,990)	(234,507)
Consolidated Identifiable assets	$814,953	$671,097

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $49.0 million and $44.3 million as of April 2, 2017 and April 3, 2016, respectively.

(7) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	April 2, 2017			April 3, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,773	16,458	$0.29	$3,872	16,381	$0.24
Dilutive securities, common stock options	—	233	—	—	100	(0.01)
Diluted EPS	$4,773	16,691	$0.29	$3,872	16,481	$0.23

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 178,186 and 511,220 shares of common stock, for the three months ended April 2, 2017 and April 3, 2016, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value
The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and are Level 1 financial instruments. As of April 2, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

Contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. Contingent consideration obligations are valued using a Monte Carlo simulation model. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the special and restructuring (recoveries) charges, net caption on our consolidated statements of income during the period in which the change occurs.

Our contingent consideration liability as of December 31, 2016 is related to the acquisition of CFS on October 12, 2016 which included an estimate of the contingent payment relating to achievement of specified business performance targets by the acquired business in the twelve month period ended September 30, 2017. The estimated fair value of the contingent consideration is $9.7 million as of April 2, 2017. See Note 4 for additional details related to the transaction.

Foreign Currency Contracts

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company has used derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on our contracts are recognized as a component of other expense in our consolidated statements of income.

As of April 2, 2017 we had no forward contracts. As of December 31, 2016, we had four forward contracts. The fair value liability of the derivative forward contracts as of December 31, 2016 was $0.1 million and was included in accrued expenses and other current liabilities on our consolidated balance sheet. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification ("ASC") Topic 820.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of April 2, 2017.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 2, 2017 (in thousands):

Balance beginning December 31, 2016	$4,559
Provisions	1,898
Claims settled	(1,818)
Currency translation adjustment	39
Balance ending April 2, 2017	$4,678

Warranty obligations increased $0.1 million from $4.6 million as of December 31, 2016 to $4.7 million as of April 2, 2017, primarily driven by provisions recorded within our Energy segment, partially offset by claims settled.

(10) Commitments and Contingencies

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not believe that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $39.1 million at April 2, 2017. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 2, 2017.

The following table contains information related to standby letters of credit instruments outstanding as of April 2, 2017 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$8,137
Greater than 12 months	30,952
Total	$39,089

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
During the three months ended April 2, 2017, we made cash contributions of $0.4 million to our qualified noncontributory defined benefit pension plan. We expect to make cash contributions during the remainder of 2017 in the range of $0.8 million and $1.2 million. Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Interest cost on benefits obligation	$426	$574
Estimated return on assets	(576)	(664)
Loss amortization	184	226
Net periodic cost of defined benefit pension plans	$34	$136

(12) Income Taxes

As of April 2, 2017 and December 31, 2016, we had $3.0 million and $3.0 million of unrecognized tax benefits, respectively, of which $2.9 million and $2.9 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. domestic deferred income tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain of these U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $2.9 million at April 2, 2017 and $3.0 million at December 31, 2016. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition. The Company has had a history of domestic and foreign income, is able to avail itself of federal tax carryback provisions, has future taxable temporary differences and projects future domestic and foreign income. We believe that after considering all of the available objective evidence, it is more likely than not that the results of future operations will generate sufficient income to realize the remaining net deferred income tax asset.

(13) Share-Based Compensation

As of April 2, 2017, there were 868,221 stock options and 231,309 RSU and RSU MSP Awards outstanding. In addition, there were 762,708 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of April 2, 2017.

During the three months ended April 2, 2017, we granted 142,428 stock options compared with 210,633 stock options granted during the three months ended April 3, 2016.

The average fair value of stock options granted during the first three months of 2017 and 2016 was $19.36 and $11.91, respectively, and was estimated using the following weighted-average assumptions:

	April 2, 2017	April 3, 2016
Risk-free interest rate	1.7%	1.2%
Expected life (years)	4.5	4.5
Expected stock volatility	35.1%	36.2%
Expected dividend yield	0.3%	0.4%

For additional information regarding the historical issuance of stock options, refer to our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

During the three months ended April 2, 2017 and April 3, 2016, we granted 53,855 and 84,578 RSU Awards with approximate fair values of $60.99 and $38.89 per RSU Award, respectively. During the first three months of 2017 and 2016, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 53,855 RSU Awards granted during the three months ended April 2, 2017, 31,369 are performance-based RSU Awards. This compares to 43,016 performance-based RSU Awards granted during the three months ended April 3, 2016.

RSU MSPs totaling 26,726 and 20,130 with per unit discount amounts representing fair values of $20.13 and $12.83 were granted during the three months ended April 2, 2017 and April 3, 2016, respectively.

Compensation expense related to our share-based plans for the three months ended April 2, 2017 and April 3, 2016 was $0.7 million and $1.5 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $0.7 million for anticipated below-threshold achievement of performance-based RSUs granted in February 2015. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of April 2, 2017, there was $11.4 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 2, 2017 was 6.0 years and 5.3 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 2, 2017 was $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 2, 2017 was $8.6 million and $4.9 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended April 2, 2017 was $1.5 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 2, 2017 was $9.4 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 2, 2017 was $0.3 million and the aggregate intrinsic value of RSU MSPs outstanding as of April 2, 2017 was $1.8 million. There were no vested and deferred RSU MSPs as of April 2, 2017.

As of April 2, 2017, there were 31,072 Cash Settled Stock Unit Awards outstanding compared to 33,320 as of December 31, 2016. During the three months ended April 2, 2017, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of April 2, 2017, we had $0.8 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.0 million as of December 31, 2016. Cash Settled Stock Unit Awards related compensation (recoveries) / costs for the three months ended April 2, 2017 and April 3, 2016 was less than $(0.1) million and $0.2 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the three months ended April 2, 2017 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2016	$(62,703)	$(13,558)	$(76,262)
Other comprehensive income, net of tax	5,396	—	5,396
Balance as of April 2, 2017	$(57,307)	$(13,558)	$(70,865)

(15) Special & Restructuring (Recoveries) Charges, net

Special and Restructuring (Recoveries) Charges, net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring (recoveries) charges, net on our consolidated statements of income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the consolidated statements of income for the periods ending April 2, 2017 and April 3, 2016:

	Special & Restructuring (Recoveries) Charges, net
	For the quarter ended
	April 2, 2017	April 3, 2016
Special (recoveries) charges, net	$(2,268)	$776
Restructuring charges, net	1,458	1,163
Total special and restructuring (recoveries) charges, net	$(810)	$1,939

Special (Recoveries) Charges, net

The table below (in thousands) outlines the special (recoveries) charges, net recorded for the three months ending April 2, 2017:

	Special (Recoveries) Charges, net
	For the quarter ended April 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Brazil closure	$232	$—	$—	$232
Contingent consideration revaluation	(2,500)	—	—	(2,500)
Total special recoveries, net	$(2,268)	$—	$—	$(2,268)

Brazil Closure: On November 3, 2015 the Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.2 million of charges within the Energy segment during the three months ended April 2, 2017, which relates to losses incurred subsequent to our Q1 2016 closure of manufacturing operations. As of April 2, 2017, our remaining Brazil assets were $1.8 million of which $0.9 million relates to assets held for sale, $0.7 million relates to cash, and $0.2 million relates to net third party accounts receivables. The Brazil assets held for sale as of April 2, 2017 are reported within the other current assets caption on our condensed consolidated balance sheet.

Contingent Consideration Revaluation: The fair value of the CFS earn-out decreased $2.5 million from $12.2 million as of December 31, 2016 to $9.7 million as of April 2, 2017. The change in fair value was recorded as a special gain during the three months ended April 2, 2017.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three months ending April 3, 2016:

	Special Charges (Recoveries), net
	For the quarter ended April 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Acquisition related recoveries	—	(113)	—	(113)
Brazil closure	887	—	2	889
Total special charges (recoveries), net	$887	$(113)	$2	$776

Acquisition related charges: On April 15, 2015, we acquired Germany-based Schroedahl. In connection with our acquisition of Schroedahl, we recorded $0.1 million of recoveries of acquisition related professional fees during the three months ended April 3, 2016.

Brazil Closure: In connection with the closure, we recorded $0.9 million of charges within the Energy segment during the three months ended April 3, 2016, which primarily related to employee termination costs.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three months ending April 2, 2017 and April 3, 2016. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges / (Recoveries)
	As of and for the quarter ended April 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$850	$107	$—	$957
Employee related expenses	172	329	—	501
Total restructuring charges, net	$1,022	$436	$—	$1,458

Accrued restructuring charges as of December 31, 2016				$1,618
Total year to date charges, net (shown above)				1,458
Charges paid / settled, net				(1,658)
Accrued restructuring charges as of April 2, 2017				$1,418

We expect to make payment or settle the majority of the restructuring charges accrued as of April 2, 2017 during the second quarter of 2017.

	Restructuring Charges / (Recoveries)
	As of and for the quarter ended April 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses (recoveries)	$(376)	$1,400	$—	$1,024
Employee related expenses	98	41	—	139
Total restructuring charges, net	$(278)	$1,441	$—	$1,163

Accrued restructuring charges as of December 31, 2015				$663
Total year to date charges, net (shown above)				1,163
Charges paid / settled, net				(1,174)
Accrued restructuring charges as of April 3, 2016				$652

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced to comply with the applicable accounting rules. For example, 2016 Action’s total cost may be recorded in 2016 and 2017. The amounts shown below reflect the total cost for that restructuring program.

During 2016, we initiated certain restructuring activities, under which we continued to simplify our business ("2016 Actions").
Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

	2016 Actions Restructuring Charges / (Recoveries), net as of April 2, 2017
	Energy	Advanced Flow Solutions	Total
Facility related expenses - incurred to date	$1,557	$201	$1,758
Employee related expenses - incurred to date	2,631	1,510	4,141
Total restructuring related special charges - incurred to date	$4,188	$1,711	$5,899

In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California
Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses. Charges with this action were finalized in the fourth quarter of 2016.

California Restructuring Charges, net as of April 2, 2017
Advanced Flow Solutions
Facility related expenses - incurred to date	$3,700
Employee related expenses - incurred to date	800
Total restructuring related special charges - incurred to date	$4,500

Additional Restructuring Charges

During the first quarter of 2016, we recorded restructuring related inventory charges of $1.9 million associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of April 2, 2017, no inventory amounts remain on our balance sheet for the gate, globe and check valves product line.
During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Advanced Flow Solutions segment. As of April 2, 2017, our remaining structural landing gear product line inventory balance is $0.2 million, which we believe is recoverable based upon our net realizable value analysis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include changes in the price of and demand for Oil & Gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the year ended December 31, 2016, which is filed with the SEC and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR International, Inc. designs, manufactures and markets flow control solutions and other highly engineered products and sub-systems for markets including Oil & Gas, Aerospace, power and process, and industrial solutions. CIRCOR has a diversified product portfolio with recognized, market-leading brands that fulfill its customers’ unique application needs.

We have organized our reporting structure into two segments: CIRCOR Energy ("Energy segment" or "Energy") and CIRCOR Advanced Flow Solutions ("Advanced Flow Solutions segment" or "AFS"). The primary markets served by our Energy segment are Oil & Gas: upstream, mid-stream and downstream. The Advanced Flow Solutions segment primarily serves aerospace, defense, power and process, and general industrial markets.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. We manage our business in two segments: Energy and Advanced Flow Solutions.

We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date.

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Results of Operations

First Quarter 2017 Compared With First Quarter 2016

Consolidated Operations

	Three Months Ended
(in thousands)	April 2, 2017	April 3, 2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$80,135	$83,409	$(3,274)	$22,451	$(24,952)	$(773)
Advanced Flow Solutions	65,073	67,389	(2,316)	—	(555)	(1,761)
Consolidated Net Revenues	$145,208	$150,798	$(5,590)	$22,451	$(25,507)	$(2,534)

Net revenues for the three months ended April 2, 2017 were $145.2 million, a decrease of $5.6 million. The unfavorable effects of currency translation resulted in a decrease in revenues of $2.5 million as compared to the three months ended April 3, 2016. Net revenues increased $22.5 million due to the acquisition of CFS. Aside from the effects of currency translation and acquisitions, revenues decreased $25.5 million (-17%) primarily due to decreased demand in our large international projects business.

Segment Results

The Company’s management evaluates segment operating performance using "segment operating income" which we define as operating income before restructuring charges (including inventory-related restructuring), special charges, impairment charges, amortization from acquisitions subsequent to 2011, and amortization expense related to the step-up in fair value of the inventory acquired through business acquisitions. The Company uses this measure because it helps management understand and evaluate the segments’ operating results and facilitate a comparison of performance for determining compensation. Accordingly, the following segment data is reported on this basis.

	Three Months Ended
(in thousands, except percentages)	April 2, 2017	April 3, 2016	Change
Net Revenues
Energy	$80,135	$83,409	$(3,274)
Advanced Flow Solutions	65,073	67,389	(2,316)
Consolidated net revenues	$145,208	$150,798	$(5,590)
Operating Income			—
Energy - Segment Operating Income	$6,864	$9,295	$(2,431)
AFS - Segment Operating Income	7,711	8,452	(741)
Corporate expenses	(5,479)	(6,488)	1,009
Subtotal	9,096	11,260	(2,164)
Restructuring charges, net	1,458	1,163	295
Special (recoveries) charges, net	(2,268)	776	(3,044)
Special and restructuring (recoveries) charges, net (1)	(810)	1,939	(2,749)
Restructuring related inventory charges (1)	—	1,958	(1,958)
Acquisition amortization (2)	2,552	1,868	684
Restructuring and other cost, net	2,552	3,826	(1,274)
Consolidated Operating Income	$7,354	$5,495	$1,859

Consolidated Operating Margin	5.1%	3.6%

(1) See Special and Restructuring (Recoveries) Charges, net in Note 15 to the condensed consolidated financial statements, for additional details.
(2) Acquisition amortization is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying intangible asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	April 2, 2017	April 3, 2016	Change
Net Revenues	$80,135	$83,409	$(3,274)
Segment Operating Income	6,864	9,295	(2,431)
Segment Operating Margin	8.6%	11.1%

Energy segment net revenues decreased $3.3 million, or 4%, in the first three months of 2017 compared to the first three months of 2016. The decrease was primarily driven by lower shipment volumes in our large international projects business (-26%) and instrumentation and sampling business (-5%), partially offset by the acquisition of CFS (+27%). Energy segment orders increased $32.5 million, or 45%, to $103.9 million in the first three months of 2017 compared to $71.4 million in the first three months of 2016, primarily due to higher distributor stocking orders within our North American distributed valves business as a result of higher rig counts and completion of previously drilled wells (+33%) and recently acquired CFS business (+22%). The increases were offset by lower bookings in our large international projects business (-9%) due to low capital spend within the upstream exploration and production market. Higher orders in our North American distributed valves business reflect the restocking of our distributors in the anticipation of higher production activity overall. Our long-cycle, large international projects business was impacted by reduced capital expenditures for exploration and production of oil and gas as well as project deferrals.

Segment operating income decreased $2.4 million, or 26%, to $6.9 million for the first three months of 2017 compared to $9.3 million in the first three months of 2016. The decrease in segment operating income was primarily due to lower shipment volumes from our large international projects business (-58%), a program-specific warranty charge (-13%), as well as start up costs for our facility in Mexico (-6%). This decline was partially offset by CFS (+29%) and the North American distributed valves business (+20%).

QUARTERLY ENERGY SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2016					2017
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR
Orders	71,425	58,853	55,056	85,183	270,517	103,871
Net Revenues	83,409	80,736	68,901	89,000	322,046	80,135
Operating Income	9,295	9,293	6,755	9,270	34,613	6,864
Operating Margin	11.1%	11.5%	9.8%	10.4%	10.7%	8.6%
Backlog (1)	122,730	98,119	84,535	123,063	123,063	146,177
(1) at end of period.

Advanced Flow Solutions Segment

	Three Months Ended
(in thousands, except percentages)	April 2, 2017	April 3, 2016	Change
Net Revenues	$65,073	$67,389	$(2,316)
Segment Operating Income	7,711	8,452	(741)
Segment Operating Margin	11.8%	12.5%

Advanced Flow Solutions segment net revenues decreased by $2.3 million, or 3%, in the first three months of 2017 compared to the first three months of 2016. The decrease was primarily driven by unfavorable foreign currency fluctuations (-3%), the exit of a low margin commercial actuation program (-2%), and lower navy program shipments within our industrial solutions business (-2%), partially offset by higher fluid control (+2%) and UK defense sales (+1%). Advanced Flow Solutions segment orders increased $14.8 million, or 23%, to $80.2 million for the first three months of 2017 compared to $65.4 million in the first three months of 2016, primarily due to military-related bookings in our aerospace business (+24%) for platforms such as the Joint Strike Fighter and the Multi-Mission Maritime Aircraft programs.

Segment operating income decreased $0.7 million, or 9%, to $7.7 million for the first three months of 2017 compared to $8.5 million in the first three months of 2016. The decrease in operating income was a result of lower revenues due to unfavorable foreign currency fluctuations (-4%) and sales mix impact from our power and process business (-5%).

QUARTERLY AFS SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2016					2017
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR
Orders	65,357	76,464	56,262	57,134	255,217	80,210
Net Revenues	67,389	65,656	65,932	69,236	268,213	65,073
Operating Income	8,452	8,064	8,008	8,939	33,463	7,711
Operating Margin	12.5%	12.3%	12.1%	12.9%	12.5%	11.8%
Backlog (1)	137,332	145,930	135,721	119,332	119,332	135,631
(1) At end of period.

Corporate Expenses

Corporate expenses decreased $1.0 million to $5.5 million in the first three months of 2017. This decrease was primarily driven by lower compensation costs of $1.3 million.

Special and Restructuring (Recoveries) Charges, net and other charges

During the first three months of 2017 and 2016, the Company recorded a gain of $0.8 million and charge of $1.9 million, respectively, within our condensed consolidated statements of income caption Special and restructuring (recoveries) charges, net. These special and restructuring (recoveries) charges are described in further detail in Note 15.

Interest Expense, Net

Interest expense increased $1.0 million to $1.7 million in the first three months of 2017. This change in interest expense was primarily due to higher outstanding debt balances and interest rates during the period as a result of the CFS acquisition.

Other Expense (Income), Net

Other expense, net, was $0.2 million in the first three months of 2017 compared to other income, net of $0.5 million in the first three months of 2016. The difference of $0.7 million was primarily due to the impact of foreign currency fluctuations.

Comprehensive Income

Comprehensive income decreased from $12.2 million as of April 3, 2016 to $10.2 million as of April 2, 2017, primarily driven by favorable foreign currency balance sheet remeasurements, primarily by the Euro ($2.9 million) and UK Pound ($0.5 million).

As of April 2, 2017, we have a cumulative currency translation adjustment of $17.2 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $17.2 million, which would be included as a special charge within the results of operations.

Provision for Income Taxes

The effective tax rate was 12.6% in the first three months of 2017 compared to 28.2% in the first three months of 2016. The primary drivers for the lower tax rate in 2017 includes reduced foreign losses in 2017 with no tax benefit (-14%) and non-taxable income related to acquisition consideration (-16%). This was partially offset by the impact on the effective tax rate of lower taxed foreign earnings compared to US earnings (9%).

Restructuring Actions

Our announced restructuring actions which result in future savings are summarized as follows:

•
During 2016, we initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

•	In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California
Restructuring"). Under this restructuring, we reduced certain general, manufacturing and facility related expenses.

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2016 Actions	$14.1	$13.3	Q2 2016 - Q4 2017
California Restructuring	3.0	3.0	Q3 2016 - Q4 2017
Total Savings	$17.1	$16.3

As shown in the table above our projected cumulative restructuring savings are lower than our original planned savings amounts. This is primarily attributed to reducing lower than planned general, administrative and manufacturing related expenses. The expected periods of realization of the restructuring savings are consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $0.8 million and $0.9 million to complete our 2016 Announced Restructuring. These restructuring actions are expected to be funded with cash generated from operations. Our California Restructuring has been completed and, as such, no additional restructuring charges are expected to be incurred in connection with this action.

Liquidity and Capital Resources

Our liquidity needs arise primarily from acquisitions, capital investment in new machinery, IT systems, the improvement of facilities, funding working capital requirements to support business growth initiatives, restructuring actions, dividend payments, pension funding obligations and debt service costs. We have historically generated cash from operations and believe we have resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure - on a short and long-term basis.

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	April 2, 2017	April 3, 2016
Cash flow provided by (used in):
Operating activities	$16,195	$7,654
Investing activities	(1,344)	(3,934)
Financing activities	(8,529)	6,662
Effect of exchange rate changes on cash and cash equivalents	1,055	1,657
Increase in cash and cash equivalents	$7,377	$12,039

During the three months ended April 2, 2017, we generated $16.2 million of cash from operating activities compared to $7.7 million during the same period in 2016. The increase of $8.5 million was primarily driven by higher cash provided by working capital. Within working capital in the three months ended April 2, 2017, approximately $16.3 million is a result of cash flow provided from accounts payable offset in part by $6.5 million of cash flow used from inventory. The cash flow provided from accounts payable was due to the timing of payments to our vendors for products and services and a decrease in business volume in the current period, primarily in our large international projects business.

During the three months ended April 2, 2017, we used cash of $1.3 million in investing activities as compared to using cash of $3.9 million during the same period in 2016. The $2.6 million year over year decrease in cash used was primarily driven by the 2017 receipt of $1.5 million from the settlement of an acquisition related working capital adjustment and lower capital expenditures ($1.0 million).

During the three months ended April 2, 2017, we used $8.5 million of cash from financing activities as compared to generating cash of $6.7 million during the same period in 2016. The $15.2 million year over year decrease in cash generated from financing activities related to $15.2 million increase in net payments of long-term debt. Total debt as a percentage of total shareholders’ equity was 58% as of April 2, 2017 compared to 62% as of December 31, 2016.

As a result of a significant portion of our cash balances being denominated in Euros and our U.S. Dollar functional currency being weaker, we had a $1.1 million increase in reported cash balances.

Our unsecured credit agreement ("Credit Agreement") that provides for a $400 million revolving line of credit. The Credit Agreement includes a $200 million accordion feature for a maximum facility size of $600 million subject to our compliance with certain terms and conditions. The Credit Agreement also allows for additional indebtedness not to exceed $110 million. We anticipate using the Credit Agreement to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of April 2, 2017, we had borrowings of $243.0 million outstanding under the Credit Agreement and $39.1 million outstanding under letters of credit. The Credit Agreement matures on July 31, 2019.

Certain of our loan agreements contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on April 2, 2017 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

Our ratio of current assets to current liabilities was 3:1 as of April 2, 2017 compared to 3:1 at December 31, 2016. The current ratio remained consistent primarily due to an increase in cash partially offset by a decrease in inventory as of April 2, 2017 as compared to December 31, 2016.

As of April 2, 2017, cash, cash equivalents, and short-term investments totaled $65.7 million, substantially all of which was held in foreign bank accounts. This compares to $58.3 million of cash, cash equivalents, and short-term investments as of December 31, 2016, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications.

We have an obligation to the sellers of CFS under which we are obligated to pay cash consideration of up to $15.0 million, which is contingent on achievement of specified business performance targets by the acquired business in a twelve month period ending September 30, 2017. The estimated fair value of the earn-out as of April 2, 2017 was $9.7 million.

We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2017 and in addition, we may utilize our Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested to support normal business operations.

In the second quarter 2017, we expect to continue to generate cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $2.5 million based on our current dividend practice of paying $0.15 per share annually. Based on our expected cash flows from operations and contractually available borrowings under our Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of April 2, 2017, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
We have made no changes in our internal controls over financial reporting during the quarter ended April 2, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1§*		Severance Agreement, dated as of April 21, 2017, between CIRCOR International, Inc. and Arjun Sharma.
10.2§*		Severance Agreement, dated as of April 25, 2017, between CIRCOR International, Inc. and Erik Wiik.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, as filed with the Securities and Exchange Commission on April 28, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 2, 2017 and December 31, 2016
	(ii)	Condensed Consolidated Statements of Income for the Three Months Ended April 2, 2017 and April 3, 2016
	(iii)	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 2, 2017 and April 3, 2016
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 2, 2017 and April 3, 2016
	(v)	Notes to the Condensed Consolidated Financial Statements
§	Indicates management contract or compensatory plan or arrangement.
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

April 28, 2017	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

April 28, 2017	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

April 28, 2017	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer