Form 10-Q
period 2017-07-02
CIRCOR INTERNATIONAL INC
filed 2017-07-28
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
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
As of July 24, 2017, there were 16,499,620 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 2, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,272	$58,279
Trade accounts receivable, less allowance for doubtful accounts of $4,761 and $5,056, respectively	121,161	133,046
Inventories	161,750	149,584
Prepaid expenses and other current assets	38,285	29,557
Total Current Assets	398,468	370,466
PROPERTY, PLANT AND EQUIPMENT, NET	98,428	99,713
OTHER ASSETS:
Goodwill	210,009	206,659
Intangibles, net	132,057	135,778
Other assets	10,283	8,140
TOTAL ASSETS	$849,245	$820,756
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,879	$46,767
Accrued expenses and other current liabilities	45,388	50,707
Accrued compensation and benefits	16,593	20,249
Current portion of long-term debt	5,000	—
Total Current Liabilities	130,860	117,723
LONG-TERM DEBT	247,856	251,200
DEFERRED INCOME TAXES	10,731	13,657
OTHER NON-CURRENT LIABILITIES	21,701	33,766
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,499,620 and 16,445,363 shares issued and outstanding at July 2, 2017 and December 31, 2016, respectively	179	178
Additional paid-in capital	292,619	289,423
Retained earnings	277,451	265,543
Common treasury stock, at cost (1,372,488 shares at July 2, 2017 and December 31, 2016)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(57,680)	(76,262)
Total Shareholders’ Equity	438,097	404,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$849,245	$820,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net revenues	$151,231	$146,392	$296,439	$297,190
Cost of revenues	103,563	99,961	202,139	205,526
GROSS PROFIT	47,668	46,431	94,300	91,664
Selling, general and administrative expenses	38,218	36,490	78,305	74,289
Special and restructuring (recoveries) charges, net	(1,954)	4,594	(2,763)	6,533
OPERATING INCOME	11,404	5,347	18,758	10,842
Other expense (income):
Interest expense, net	2,184	605	3,853	1,236
Other expense (income), net	974	(549)	1,200	(1,077)
TOTAL OTHER EXPENSE, NET	3,158	56	5,053	159
INCOME BEFORE INCOME TAXES	8,246	5,291	13,705	10,683
(Benefit) provision for income taxes	(724)	1,478	(37)	2,998
NET INCOME	$8,970	$3,813	$13,742	$7,685
Earnings per common share:
Basic	$0.54	$0.23	$0.83	$0.47
Diluted	$0.54	$0.23	$0.82	$0.46
Weighted average number of common shares outstanding:
Basic	16,497	16,424	16,478	16,403
Diluted	16,762	16,595	16,726	16,538
Dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$8,970	$3,813	$13,742	$7,685
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,185	(7,121)	18,581	1,173
Other comprehensive income (loss), net of tax	13,185	(7,121)	18,581	1,173
COMPREHENSIVE INCOME (LOSS)	$22,155	$(3,308)	$32,323	$8,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
OPERATING ACTIVITIES
Net income	$13,742	$7,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,345	6,476
Amortization	6,216	5,098
Bad debt recovery	(319)	(853)
Loss on write down of inventory	1,068	4,011
Compensation expense of share-based plans	1,386	2,909
Tax effect of share-based plan compensation	—	116
Change in fair value of contingent consideration	(12,200)	—
(Gain) loss on sale of property, plant and equipment	(66)	3,116
Loss on sale of business	5,300	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	16,478	11,555
Inventories	(12,382)	13,281
Prepaid expenses and other assets	(8,011)	(3,480)
Accounts payable, accrued expenses and other liabilities	305	(32,161)
Net cash provided by operating activities	18,862	17,753
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,504)	(6,998)
Proceeds from the sale of property, plant and equipment	318	1,138
Business acquisition, working capital adjustment	1,467	—
Net cash used in investing activities	(3,719)	(5,860)
FINANCING ACTIVITIES
Proceeds from long-term debt	333,021	65,939
Payments of long-term debt	(332,233)	(58,890)
Debt issuance costs	(450)	—
Dividends paid	(1,251)	(1,249)
Proceeds from the exercise of stock options	707	180
Tax effect of share-based plan compensation	—	(116)
Net cash (used in) provided by financing activities	(206)	5,864
Effect of exchange rate changes on cash and cash equivalents	4,056	672
INCREASE IN CASH AND CASH EQUIVALENTS	18,993	18,429
Cash and cash equivalents at beginning of period	58,279	54,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,272	$72,970

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$618	$1,418
Non-cash financing activities:
Debt issuance costs included in accounts payable and accrued expenses	$277	$—
Debt issuance costs funded through New Credit Agreement	$1,262	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2016 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our December 31, 2016 consolidated financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the six months ended July 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended July 2, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards - Not yet Adopted

On May 10, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We intend to adopt the standard prospectively after the effective date and have not yet determined its impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amend presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We intend to adopt the standard prospectively after the effective date and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 outlines a model for lessees by recognizing all lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are still evaluating the requirements of ASU 2016-02 to determine the impact it will have on our consolidated financial statements but expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets with corresponding lease liabilities. Based on our evaluation, we will adopt this new standard on January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles ("GAAP") when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. ASU 2014-09 allows for adoption either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized as an adjustment to the opening balance of retained earnings at the date of initial application. Subsequent to the issuance of the ASU 2014-09, the FASB issued additional updates relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, technical corrections and improvements, and service concession arrangements.

In the first quarter of 2017, we established a cross-functional implementation team including representatives from general management, sales, legal, and finance. We deployed a detailed approach to analyze the impact of the standard on our customer contract portfolio by comparing our current accounting policies and practices to identify potential differences that would result from applying the new standard. In addition, we identified potential changes to our business processes and controls to support recognition and disclosure under the new standard.

In the second quarter of 2017, we made progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Activities performed during the quarter included: reviewing and understanding our customer terms and conditions, drafting a new revenue recognition policy, and training our finance professionals in the new standard. We continue to closely monitor FASB activity related to the new standard, as well as working with advisors on specific interpretative issues. The implementation team has reported the findings and progress of the project to management and the Audit Committee of our Board of Directors. We continue to analyze our contracts under the new standard, especially for those contracts that could require revenue recognition over time, which would be a change to our current revenue recognition model. Based on our evaluation, we will adopt this new standard on January 1, 2018 and anticipate using the modified retrospective method.

(3) Inventories

Inventories consist of the following (in thousands):

	July 2, 2017	December 31, 2016
Raw materials	$63,001	$54,359
Work in process	78,348	68,718
Finished goods	20,401	26,507
Total inventories	$161,750	$149,584

(4) Business Acquisition

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

The consideration payable by the Company pursuant to the terms of the Merger Agreement is $195.0 million, subject to (i) up to an additional $15.0 million payable pursuant to an earn-out relating to achievement of a specified order bookings target by the acquired business in the twelve month period ending September 30, 2017, (ii) increase or decrease based on deviation, subject to certain limitations, from a working capital target, (iii) decrease for indebtedness and certain transaction expenses of CFS, (iv) increase for the amount of CFS cash as of the closing, and (v) a potential increase for certain transaction related tax benefits, net of certain adjustments, if and when realized by the Company. The total consideration paid at closing on October 13, 2016 was approximately $198.0 million in cash, net of cash acquired and including amounts paid at closing for estimated adjustments for CFS working capital, the repayment of CFS outstanding indebtedness and payment of certain transaction expenses. The Company funded the purchase price and payments at closing from borrowings under the Company’s existing credit agreement.

The estimated undiscounted range of outcomes for the contingent consideration will be in the range of zero to $15.0 million. If the minimum target is met, $7.5 million will be earned. The estimated fair value of the earn-out as of the acquisition date and as of December 31, 2016 was $12.2 million, based on a Monte Carlo simulation model. The Monte Carlo model calculates the probability of satisfying the target conditions stipulated in the award. The Company revised its forecasts during the three months ended April 2, 2017 and July 2, 2017, respectively. Based on actual performance to date as well as forecasts through the end of September 2017, achievement of the orders target in the specified timeframe is unlikely as projects have shifted out of the period. Accordingly, the revised fair value assessment indicates an earn-out of zero as of July 2, 2017. The fair value of the earn-out decreased $9.7 million and $12.2 million during the three and six months ended July 2, 2017, respectively and was recorded within Special and restructuring (recoveries) charges, net as a gain. The Company will continue to assess the probability that the target could be met by September 30, 2017 and at what level, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

During the six months ended July 2, 2017, the Company received $1.5 million as settlement for working capital adjustments. This reduction of purchase price was recorded as a reduction of goodwill.

The operating results of CFS have been included in our consolidated financial statements from the date of acquisition and reported within the Energy segment. The results for the three and six months ended July 2, 2017 include $20.3 million and $42.7 million of net revenue, and $13.3 million and $14.8 million of operating income, respectively.

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

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$6,603
Accounts receivable	28,128
Unbilled receivable	10,786
Inventory	18,701
Prepaid and other current assets	4,380
Property, plant and equipment	21,214
Identifiable intangible assets	101,600
Accounts payable	(11,655)
Accrued and other expenses	(8,644)
Deferred revenue	(3,997)
Deferred income taxes	(42,661)
Total identifiable net assets	$124,455
Goodwill	91,579
Total purchase price	$216,034

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

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2016 and July 2, 2017 (in thousands):

	Energy	Advanced Flow Solutions	Total
Goodwill as of December 31, 2016	$144,405	$62,254	$206,659
Business acquisition, working capital adjustments	(1,467)	—	(1,467)
Currency translation adjustments	1,182	3,635	4,817
Goodwill as of July 2, 2017	$144,120	$65,889	$210,009

The table below presents gross intangible assets and the related accumulated amortization as of July 2, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,399)
Non-amortized intangibles (primarily trademarks and trade names)	39,148	—
Customer relationships	102,663	(35,732)
Order backlog	7,350	(7,036)
Acquired technology	28,227	(3,194)
Other	5,274	(4,643)
Total	$188,061	$(56,004)
Net carrying value of intangible assets	$132,057

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 2, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	After 2021
Estimated amortization expense	$6,391	$11,119	$10,941	$9,535	$8,046	$46,877

(6) Segment Information

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017		July 3, 2016
Net revenues
Energy	$82,586	$80,736	$162,721		$164,145
Advanced Flow Solutions	68,645	65,656	133,718		133,045
Consolidated net revenues	151,231	146,392	296,439		297,190

Segment Income
Energy - Segment Operating Income	8,858	9,293	15,722		18,589
Advanced Flow Solutions - Segment Operating Income	8,587	8,064	16,297		16,516
Corporate expenses	(5,396)	(5,431)	(10,874)		(11,919)
Subtotal	12,049	11,926	21,145		23,186
Restructuring charges, net	3,566	3,259	5,025		4,422
Special (recoveries) charges, net	(5,520)	1,335	(7,788)		2,111
Special and restructuring (recoveries) charges, net	(1,954)	4,594	(2,763)		6,533
Restructuring related inventory charges	—	75	—		2,032
Acquisition amortization	2,599	1,910	5,150	—	3,779
Restructuring and other cost, net	2,599	1,985	5,150		5,811
Consolidated Operating Income	11,404	5,347	18,758		10,842
Interest Expense, net (a)	2,184	605	3,853		1,236
Other Expense (income), net (a)	974	(549)	1,200		(1,077)
Income from continuing operations before income taxes	$8,246	$5,291	$13,705		$10,683

Capital expenditures
Energy	$706	$633	$1,496		$1,555
Advanced Flow Solutions	1,646	2,670	2,604		4,892
Corporate	260	123	743		229
Consolidated capital expenditures	$2,612	$3,426	$4,843		$6,676

Depreciation and amortization
Energy	$3,113	$1,508	$6,184		$3,034
Advanced Flow Solutions	3,211	3,941	6,682		7,882
Corporate	346	332	695		657
Consolidated depreciation and amortization	$6,670	$5,781	$13,561		$11,573

Identifiable assets	July 2, 2017	July 3, 2016
Energy	$675,049	$456,153
Advanced Flow Solutions	415,447	432,302
Corporate	(241,251)	(230,980)
Consolidated identifiable assets	$849,245	$657,475

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $53.8 million and $48.7 million as of July 2, 2017 and July 3, 2016, respectively.

(7) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	July 2, 2017			July 3, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$8,970	16,497	$0.54	$3,813	16,424	$0.23
Dilutive securities, common stock options	—	265	—	—	171	—
Diluted EPS	$8,970	16,762	$0.54	$3,813	16,595	$0.23

	Six Months Ended
	July 2, 2017			July 3, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$13,742	16,478	$0.83	$7,685	16,403	$0.47
Dilutive securities, common stock options	—	248	(0.01)	—	135	(0.01)
Diluted EPS	$13,742	16,726	$0.82	$7,685	16,538	$0.46

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 173,840 and 136,041 shares of common stock, for the six months ended July 2, 2017 and July 3, 2016, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and are Level 1 financial instruments.

On May 11, 2017, we entered into a new five year secured Credit Agreement (the "New Credit Agreement"), that provides for a $400 million revolving line of credit and a $100 million term loan which was funded at closing in full. The New Credit Agreement replaced and terminated the Company’s prior Credit Agreement, dated as of July 31, 2014 (the "Prior Credit Agreement"). The term loan requires quarterly principal payments of 1.125% beginning June 30, 2017. The Company has mandatory debt repayment obligations of $5 million per year ($1.3 million per quarter) until 2022 under the New Credit Agreement. The outstanding principal amounts bear interest at a fluctuating rate per annum (generally the 30 day LIBOR rate) plus an applicable margin, with such margin being determined in accordance with the leverage ratio of the Company. As of July 2, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

The Prior Credit Agreement, under which we had borrowings of approximately $254 million outstanding, was terminated, as of May 11, 2017 and replaced by the New Credit Agreement. Our New Credit Agreement is anticipated to be used to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of July 2, 2017, we had borrowings of $252.9 million outstanding under the New Credit Agreement and $40.1 million outstanding under letters of credit. The New Credit Agreement matures on May 11, 2022.

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

Our contingent consideration liability is related to the acquisition of CFS on October 12, 2016, which included an estimate of the contingent payment relating to achievement of specified business performance targets by the acquired business in the twelve month period ending September 30, 2017. The estimated fair value of the contingent consideration is zero as of July 2, 2017 based on actual performance to date and revised forecasts. See Note 4 for additional details related to the transaction.

Foreign Currency Contracts

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company has used derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on our contracts are recognized as a component of other expense (income), net in our consolidated statements of income.

As of July 2, 2017, we had no forward contracts. As of December 31, 2016, we had four forward contracts. The fair value liability of the derivative forward contracts as of December 31, 2016 was $0.1 million and was included in accrued expenses and other current liabilities on our consolidated balance sheet. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification ("ASC") Topic 820.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of July 2, 2017.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 2, 2017 (in thousands):

Balance beginning December 31, 2016	$4,559
Provisions	2,050
Claims settled	(2,821)
Currency translation adjustment	121
Balance ending July 2, 2017	$3,909

Warranty obligations decreased $0.7 million from $4.6 million as of December 31, 2016 to $3.9 million as of July 2, 2017, primarily driven by claims settled within our Energy segment.

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

We are subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes, including issues arising under certain customer contracts with aerospace and defense customers. We are also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

We are involved in the preliminary stages of an environmental remediation at our China facility. Our estimate of the liability of total environmental remediation costs is $1.7 million, and $0.3 million was recorded as selling, general and administrative expenses during the twelve months ended December 31, 2016, with the remaining $1.4 million recorded as Special and restructuring (recoveries) charges, net during the six months ended July 2, 2017. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters. However, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $40.1 million at July 2, 2017. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 2, 2017.

The following table contains information related to standby letters of credit instruments outstanding as of July 2, 2017:

Term Remaining	Maximum Potential Future Payments
0–12 months	$11,410
Greater than 12 months	28,680
Total	$40,090

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
As of July 1, 2006, we froze the pension benefits of our qualified noncontributory plan participants. Under the revised plan, such participants generally do not accrue any additional benefits under the defined benefit plan after July 1, 2006.
During the three and six months ended July 2, 2017, we made cash contributions of $0.4 million and $0.8 million, respectively, to our qualified noncontributory defined benefit pension plan. We expect to make cash contributions during the remainder of 2017 in the range of $0.4 million and $0.8 million.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Interest cost on benefits obligation	$426	$574	$852	$1,147
Estimated return on assets	(576)	(664)	(1,151)	(1,327)
Loss amortization	184	226	367	453
Net periodic cost of defined benefit pension plans	$34	$136	$68	$273

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations.

(12) Income Taxes

As of July 2, 2017 and December 31, 2016, we had $2.8 million and $3.0 million of unrecognized tax benefits, respectively, of which $2.7 million and $2.9 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $2.7 million at July 2, 2017 and $3.0 million at December 31, 2016. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

(13) Share-Based Compensation

As of July 2, 2017, there were 852,441 stock options and 229,467 RSU and RSU MSP Awards outstanding. In addition, there were 767,385 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of July 2, 2017.

During the six months ended July 2, 2017, we granted 142,428 stock options compared with 210,633 stock options granted during the six months ended July 3, 2016.

The average fair value of stock options granted during the first six months of 2017 and 2016 was $19.36 and $11.91, respectively, and was estimated using the following weighted-average assumptions:

	July 2, 2017	July 3, 2016
Risk-free interest rate	1.7%	1.2%
Expected life (years)	4.5	4.5
Expected stock volatility	35.1%	36.2%
Expected dividend yield	0.3%	0.4%

For additional information regarding the historical issuance of stock options, refer to our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

During the six months ended July 2, 2017 and July 3, 2016, we granted 55,445 and 85,901 RSU Awards with approximate fair values of $61.05 and $39.23 per RSU Award, respectively. During the first six months of 2017 and 2016, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 55,445 RSU Awards granted during the six months ended July 2, 2017, 31,369 are performance-based RSU Awards. This compares to 43,016 performance-based RSU Awards granted during the six months ended July 3, 2016.

RSU MSPs totaling 26,726 and 20,130 with per unit discount amounts representing fair values of $20.13 and $12.83 were granted during the six months ended July 2, 2017 and July 3, 2016, respectively.

Compensation expense related to our share-based plans for the six months ended July 2, 2017 and July 3, 2016 was $1.4 million and $2.9 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $1.1 million for anticipated below-threshold achievement of performance-based RSUs granted in both February 2015 and February 2016. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of July 2, 2017, there was $9.1 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 2, 2017 was 5.8 years and 5.1 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 2, 2017 was $0.4 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of July 2, 2017 was $8.3 million and $4.7 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 2, 2017 was $1.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 2, 2017 was $9.3 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 2, 2017 was $0.3 million and the aggregate intrinsic value of RSU MSPs outstanding as of July 2, 2017 was $1.8 million. There were no vested and deferred RSU MSPs as of July 2, 2017.

As of July 2, 2017, there were 29,848 Cash Settled Stock Unit Awards outstanding compared to 33,320 as of December 31, 2016. During the six months ended July 2, 2017, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of July 2, 2017, we had $0.9 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.0 million as of December 31, 2016. Cash Settled Stock Unit Award related compensation expense for the six months ended July 2, 2017 and July 3, 2016 was $0.1 million and $0.5 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the six months ended July 2, 2017 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2016	$(62,703)	$(13,558)	$(76,262)
Other comprehensive income, net of tax	18,581	—	18,581
Balance as of July 2, 2017	$(44,122)	$(13,558)	$(57,680)

(15) Special & Restructuring (Recoveries) Charges, net

Special and Restructuring (Recoveries) Charges, net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring (recoveries) charges, net in our condensed consolidated statements of income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the condensed consolidated statements of income for the three and six months ended July 2, 2017 and July 3, 2016:

	Special & Restructuring (Recoveries) Charges, net
	For the three months ended		For the six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Special (recoveries) charges, net	$(5,520)	$1,335	(7,788)	2,111
Restructuring charges, net	3,566	3,259	5,025	4,422
Total special and restructuring (recoveries) charges, net	$(1,954)	$4,594	$(2,763)	$6,533

Special (Recoveries) Charges, net

The table below (in thousands) outlines the special (recoveries) charges, net recorded for the three and six months ended July 2, 2017:

	Special (Recoveries) Charges, net
	For the three months ended July 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Divestiture	$—	$3,748	$101	$3,849
Contingent consideration revaluation	(9,700)	—	—	(9,700)
Acquisition related charges	—	—	136	136
Brazil closure	195	—	—	195
Total special recoveries, net	$(9,505)	$3,748	$237	$(5,520)

	Special (Recoveries) Charges, net
	For the six months ended July 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Divestiture	$—	$3,748	$101	$3,849
Contingent consideration revaluation	(12,200)	—	—	(12,200)
Acquisition related charges	—	—	136	136
Brazil closure	427	—	—	427
Total special recoveries, net	$(11,773)	$3,748	$237	$(7,788)

Divestiture: On July 7, 2017, we divested a non-core business as part of our simplification strategy. In connection with the sale, we recorded $5.3 million of special and restructuring charges. As of July 2, 2017, the business was held-for-sale and reported within the other current assets and liabilities captions on our condensed consolidated balance sheet. We measured the held-for-sale disposal group at its fair value less cost to sell, which was lower than its carrying value, and recorded a $3.8 million adjustment.

Contingent Consideration Revaluation: The fair value of the CFS earn-out decreased $9.7 million and $12.2 million during the three and six months ended July 2, 2017, respectively. The change in fair value was recorded as a special gain during the three and six months ended July 2, 2017. Accordingly, the revised fair value assessment indicates an earn-out of zero as of July 2, 2017.

Acquisition related charges: On October 12, 2016, we acquired CFS. In connection with our acquisition, we recorded $0.1 million of acquisition related professional fees during the three and six months ended July 2, 2017.

Brazil Closure: On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.2 million and $0.4 million of charges within the Energy segment during the three and six months ended July 2, 2017, respectively, which relates to losses incurred subsequent to our Q1 2016 closure of manufacturing operations. As of July 2, 2017, our remaining Brazil assets were $1.6 million, of which $0.9 million relates to assets held-for-sale, $0.5 million relates to cash, and $0.2 million relates to net third party accounts receivables. The Brazil assets held-for-sale as of July 2, 2017 are reported within the other current assets caption on our condensed consolidated balance sheet.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and six months ended July 3, 2016:

	Special Charges (Recoveries), net
	For the three months ended July 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Brazil Closure	$1,383	$—	$—	$1,383
Acquisition related recoveries	—	(48)	—	(48)
Total special charges (recoveries), net	$1,383	$(48)	$—	$1,335

	Special Charges (Recoveries), net
	For the six months ended July 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Brazil Closure	$2,270	$—	$2	$2,272
Acquisition related recoveries	—	(161)	—	(161)
Total special charges (recoveries), net	$2,270	$(161)	$2	$2,111

Brazil Closure: In connection with the closure, we recorded $1.4 million and $2.3 million of charges within the Energy segment during the three and six months ended July 3, 2016, respectively, which primarily related to employee termination costs and losses incurred subsequent to our Q1 2016 closure of manufacturing operations.

Acquisition related charges: On April 15, 2015, we acquired Germany-based Schroedahl. In connection with our acquisition of Schroedahl, we recorded $0.1 million and $0.2 million of recoveries of acquisition related professional fees during the three months and six months ended July 3, 2016, respectively.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three and six months ended July 2, 2017 and July 3, 2016, respectively. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges / (Recoveries)
	As of and for the three months ended July 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$1,144	$225	$—	$1,369
Employee related expenses	803	1,394	—	2,197
Total restructuring charges, net	$1,947	$1,619	$—	$3,566

Accrued restructuring charges as of April 3, 2017				$1,418
Total year to date charges, net (shown above)				3,566
Charges paid / settled, net				(2,866)
Accrued restructuring charges as of July 2, 2017				$2,118

	Restructuring Charges / (Recoveries)
	As of and for the six months ended July 2, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$1,994	$332	$—	$2,326
Employee related expenses	975	1,724	—	2,699
Total restructuring charges, net	$2,969	$2,056	$—	$5,025

Accrued restructuring charges as of December 31, 2016				$1,618
Total year to date charges, net (shown above)				5,025
Charges paid / settled, net				(4,525)
Accrued restructuring charges as of July 2, 2017				$2,118

We expect to make payment or settle half of the restructuring charges accrued as of July 2, 2017 during the second half of 2017, with the remaining settled in 2018.

	Restructuring Charges / (Recoveries)
	As of and for the three months ended July 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses (recoveries)	$(113)	$2,068	$—	$1,955
Employee related expenses	638	666	—	1,304
Total restructuring charges, net	$525	$2,734	$—	$3,259

Accrued restructuring charges as of April 3, 2016				$652
Total year to date charges, net (shown above)				3,259
Charges paid / settled, net				(3,220)
Accrued restructuring charges as of July 3, 2016				$691

	Restructuring Charges / (Recoveries)
	As of and for the six months ended July 3, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses (recoveries)	$(489)	$3,468	$—	$2,979
Employee related expenses	736	707	—	1,443
Total restructuring charges, net	$247	$4,175	$—	$4,422

Accrued restructuring charges as of December 31, 2015				$663
Total year to date charges, net (shown above)				4,422
Charges paid / settled, net				(4,394)
Accrued restructuring charges as of July 3, 2016				$691

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced to comply with the applicable accounting rules. For example, 2016 Action’s total cost may be recorded in 2016 and 2017. The amounts shown below reflect the total cost for that restructuring program.

During 2017, we initiated certain restructuring activities, under which we continued to simplify our business ("2017 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

	2017 Actions Restructuring Charges / (Recoveries), net as of July 2, 2017
	Energy	Advanced Flow Solutions	Total
Facility related expenses - incurred to date	$—	$210	$210
Employee related expenses - incurred to date	463	1,554	2,017
Total restructuring related special charges - incurred to date	$463	$1,764	$2,227

During 2016, we initiated certain restructuring activities, under which we continued to simplify our business ("2016 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

	2016 Actions Restructuring Charges / (Recoveries), net as of July 2, 2017
	Energy	Advanced Flow Solutions	Total
Facility related expenses - incurred to date	$2,701	$256	$2,957
Employee related expenses - incurred to date	2,970	1,347	4,317
Total restructuring related special charges - incurred to date	$5,671	$1,603	$7,274

In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses. Charges with this action were finalized in the fourth quarter of 2016.

California Restructuring Charges, net as of July 2, 2017
Advanced Flow Solutions
Facility related expenses - incurred to date	$3,700
Employee related expenses - incurred to date	800
Total restructuring related special charges - incurred to date	$4,500

Additional Restructuring Charges

During the first and second quarters of 2016, we recorded restructuring related inventory charges of $1.9 million and $0.1 million, respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of July 2, 2017, no inventory amounts remain on our balance sheet for the gate, globe and check valves product line.

During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Advanced Flow Solutions segment. As of July 2, 2017, our remaining structural landing gear product line inventory balance is $0.4 million, which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our condensed consolidated statement of income.

(16) Subsequent Events

On July 7, 2017 we divested our French non-core aerospace build-to-print business within our Advanced Flow Solutions segment as part of our simplification strategy. We considered this business as non-core because the products or services did not fit our strategy and the long-term profitable growth prospects were below our expectations. Divestiture of this non-core business enables us to focus resources on businesses where there is greater opportunity to achieve sales growth, higher margins, and market leadership. In connection with the sale, we recorded $5.3 million of special and restructuring charges related to this divestiture. As of July 2, 2017, the business was held-for-sale and reported within the other current assets and liabilities captions on our condensed consolidated balance sheet. We measured the held-for-sale disposal group, which was lower than its carrying value, and recorded a $3.8 million adjustment as a special charge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include changes in the price of and demand for Oil & Gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is filed with the SEC and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date.

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

Results of Operations

Second Quarter 2017 Compared With Second Quarter 2016

Consolidated Operations

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$82,586	$80,736	$1,850	$20,269	$(17,750)	$(669)
Advanced Flow Solutions	68,645	65,656	2,989	—	4,267	(1,279)
Consolidated Net Revenues	$151,231	$146,392	$4,839	$20,269	$(13,483)	$(1,948)

Net revenues for the three months ended July 2, 2017 were $151.2 million, an increase of $4.8 million. The unfavorable effects of currency translation resulted in a decrease in revenues of $1.9 million as compared to the three months ended July 3, 2016. Net revenues increased $20.3 million due to the acquisition of Critical Flow Solutions. Aside from the effects of currency translation and acquisitions, revenues decreased $13.5 million (-9%) primarily due to decreased demand in our large international projects business.

Segment Results

The Company’s management evaluates segment operating performance using "segment operating income" which we define as operating income before restructuring charges (including inventory-related restructuring), special charges, impairment charges, amortization from acquisitions subsequent to 2011, and amortization expense related to the step-up in fair value of the inventory acquired through business acquisitions. The Company uses this measure because it helps management understand and evaluate the segments’ operating results and facilitates a comparison of performance for determining compensation. Accordingly, the following segment data is reported on this basis.

	Three Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues
Energy	$82,586	$80,736	$1,850
Advanced Flow Solutions	68,645	65,656	2,989
Consolidated net revenues	$151,231	$146,392	$4,839
Operating Income
Energy - Segment Operating Income	$8,858	$9,293	$(435)
Advanced Flow Solutions - Segment Operating Income	8,587	8,064	523
Corporate expenses	(5,396)	(5,431)	35
Subtotal	12,049	11,926	123
Restructuring charges, net	3,566	3,259	307
Special (recoveries) charges, net	(5,520)	1,335	(6,855)
Special and restructuring (recoveries) charges, net (1)	(1,954)	4,594	(6,548)
Restructuring related inventory charges (1)	—	75	(75)
Acquisition amortization (2)	2,599	1,911	688
Restructuring and other cost, net	2,599	1,985	614
Consolidated Operating Income	$11,404	$5,347	$6,057

Consolidated Operating Margin	7.5%	3.7%

(1) See Special & Restructuring (Recoveries) Charges, net in Note 15 to the condensed consolidated financial statements, for additional details.
(2) Acquisition amortization is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying intangible asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues	$82,586	$80,736	$1,850
Segment Operating Income	8,858	9,293	(435)
Segment Operating Margin	10.7%	11.5%

Energy segment net revenues increased $1.9 million, or 2%, for the three months ended July 2, 2017 compared to the three months ended July 3, 2016. The increase was primarily driven by the acquisition of CFS (+25%) and our North American short-cycle business (+10%), offset by substantially lower shipment volumes in our large international projects business (-26%), other oil and gas businesses (-6%) and unfavorable foreign currency fluctuations (-1%). Energy segment orders increased $19.0 million, or 31%, to $77.9 million in the three months ended July 2, 2017 compared to $58.9 million in 2016, primarily due to higher distributor stocking orders within our North American distributed valves business as a result of higher rig counts and completion of previously drilled wells (+21%) and recently acquired CFS business (+26%). The increases were offset by lower bookings in our large international projects business (-11%) and our downstream instrumentation business (-6%). Higher orders in our North American distributed valves business reflect the restocking of our distributors in anticipation of higher production activity overall. Our long-cycle, large international projects business was impacted by reduced capital expenditures for exploration and production of oil and gas as well as project deferrals.

Segment operating income decreased $0.4 million, or 5%, to $8.9 million for the three months ended July 2, 2017 compared to $9.3 million in the three months ended July 3, 2016. The decrease in segment operating income was primarily due to lower shipment volumes from our large international projects business (-50%), other oil and gas businesses (-17%) and foreign exchange impact (-1%). This decline was partially offset by the CFS acquisition (+27%) and the North American distributed valves business (+34%).

Advanced Flow Solutions Segment

	Three Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues	$68,645	$65,656	$2,989
Segment Operating Income	8,587	8,064	523
Segment Operating Margin	12.5%	12.3%

Advanced Flow Solutions segment net revenues increased by $3.0 million, or 5%, for the three months ended July 2, 2017 compared to the three months ended July 3, 2016. The increase was primarily driven by our fluid control business (+5%) and UK defense business (+4%), partially offset by our actuation business (-2%) and unfavorable foreign currency fluctuations (-2%). Advanced Flow Solutions segment orders decreased $11.4 million, or 15%, to $65.1 million for the three months ended July 2, 2017 compared to $76.5 million in the three months ended July 3, 2016, primarily due to timing of military-related bookings in our aerospace business (-9%) for platforms such as the Joint Strike Fighter and the Multi-Mission Maritime Aircraft programs, our actuation business (-4%) and our UK defense business (-1%).

Segment operating income increased $0.5 million, or 6%, to $8.6 million for the three months ended July 2, 2017 compared to $8.1 million in the three months ended July 3, 2016. The increase in operating income was a result of higher revenues from our UK defense business (+13%) offset by operational inefficiencies within our French fluid control businesses (-8%).

Corporate Expenses

Corporate expenses were $5.4 million for both the three months ended July 2, 2017 and July 3, 2016, respectively.

Special and Restructuring (Recoveries) Charges, net

During the three months ended July 2, 2017 and July 3, 2016, the Company recorded a net gain of $2.0 million and a net charge of $4.6 million, respectively, within our condensed consolidated statements of income caption Special and restructuring (recoveries) charges, net. These special and restructuring (recoveries) charges are described in further detail in Note 15.

Interest Expense, Net

Interest expense increased $1.6 million to $2.2 million in the three months ended July 2, 2017 compared to the three months ended July 3, 2016. This change in interest expense was primarily due to higher outstanding debt balances, interest rates increase, and higher leverage during the period as a result of our new five year secured Credit Agreement (the "New Credit Agreement") and CFS acquisition.

Other Expense (Income), Net

Other expense, net, was $1.0 million in the three months ended July 2, 2017 compared to other income, net of $0.5 million in the three months ended July 3, 2016. The difference of $1.5 million was primarily due to foreign currency fluctuations impact.

Comprehensive Income (Loss)

Comprehensive income (loss) increased from a $3.3 million comprehensive loss in the three months ended July 3, 2016 to $22.2 million comprehensive income in the three months ended July 2, 2017, primarily driven by favorable foreign currency balance sheet remeasurements, primarily by the Euro ($17.6 million) and UK Pound ($2.3 million).

As of July 2, 2017, we have a cumulative currency translation adjustment of $17.2 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $17.2 million, which would be included as a special charge within the results of operations.

(Benefit) Provision for Income Taxes

The effective tax rate was (8.8)% in the three months ended July 2, 2017 compared to 27.9% in the three months ended July 3, 2016. The primary drivers for the lower tax rate in 2017 includes reduced foreign losses in 2017 with no tax benefit (-7%) and non-taxable income related to acquisition consideration (-40.2%). This was partially offset by the impact on the effective tax rate of lower taxed foreign earnings compared to US earnings (6.3%).

First Six Months of 2017 Compared With First Six Months of 2016

Consolidated Operations

	Six Months Ended
(in thousands)	July 2, 2017	July 3, 2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$162,721	$164,145	$(1,424)	$42,719	$(42,703)	$(1,440)
Advanced Flow Solutions	133,718	133,045	673	—	3,713	(3,040)
Consolidated Net Revenues	$296,439	$297,190	$(751)	$42,719	$(38,990)	$(4,480)

Net revenues for the six months ended July 2, 2017 were $296.4 million, a decrease of $0.8 million. The unfavorable effects of currency translation resulted in a decrease in revenues of $4.5 million as compared to the six months ended July 3, 2016. Net revenues increased $42.7 million due to the acquisition of CFS. Aside from the effects of currency translation and acquisitions, revenues decreased $39.0 million (-13%) primarily due to decreased demand in our large international projects business.

Segment Results

	Six Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues
Energy	$162,721	$164,145	$(1,424)
Advanced Flow Solutions	133,718	133,045	673
Consolidated net revenues	$296,439	$297,190	$(751)
Operating Income
Energy - Segment Operating Income	$15,722	$18,589	$(2,867)
Advanced Flow Solutions - Segment Operating Income	16,298	16,516	(218)
Corporate expenses	(10,875)	(11,919)	1,044
Subtotal	21,145	23,186	(2,041)
Restructuring charges, net	5,025	4,422	603
Special (recoveries) charges, net	(7,788)	2,111	(9,899)
Special and restructuring (recoveries) charges, net (1)	(2,763)	6,533	(9,296)
Restructuring related inventory charges (1)	—	2,032	(2,032)
Acquisition amortization (2)	5,151	3,778	1,373
Restructuring and other cost, net	5,151	5,811	(660)
Consolidated Operating Income	$18,758	$10,842	$7,916

Consolidated Operating Margin	6.3%	3.6%

(1) See Special & Restructuring (Recoveries) Charges, net in Note 15 to the condensed consolidated financial statements, for additional details.
(2) Acquisition amortization is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying intangible asset.

Energy Segment

	Six Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues	$162,721	$164,145	$(1,424)
Segment Operating Income	15,722	18,589	(2,867)
Segment Operating Margin	9.7%	11.3%

Energy segment net revenues decreased $1.4 million, or 1% in the six months ended July 2, 2017 compared to the six months ended July 3, 2016. The decrease was primarily driven by large international projects (-26%) and foreign exchange fluctuations (-1%), offset by recently acquired CFS business (+26%). Energy segment orders increased $51.4 million, or 39%, to $181.7 million in the six months ended July 2, 2017 compared to $130.3 million in the six months ended July 3, 2016, primarily due to higher distributor stocking orders within our North American distributed valves business as a result of higher rig counts and completion of previously drilled wells (+27%) and recently acquired CFS business (+24%). The increases were offset by lower bookings in our large international projects business (-10%) due to low capital spend within the upstream exploration and production market. Higher orders in our North American distributed valves business reflect the restocking of our distributors in the anticipation of higher production activity overall. Our long-cycle, large international projects business was impacted by reduced capital expenditures for exploration and production of oil and gas as well as project deferrals.

Segment operating income decreased $2.9 million, or 15%, to $15.7 million for the six months ended July 2, 2017 compared to $18.6 million in the six months ended July 3, 2016. The decrease in segment operating income was primarily due to lower shipment volumes from our large international projects business (-61%), other oil and gas (-14%) and foreign exchange fluctuations (-1%). This decline was offset by CFS (+28%), the North American distributed valves business (+27%) and other oil and gas (+4%).

Advanced Flow Solutions Segment

	Six Months Ended
(in thousands, except percentages)	July 2, 2017	July 3, 2016	Change
Net Revenues	$133,718	$133,045	$673
Segment Operating Income	16,298	16,516	(218)
Segment Operating Margin	12.2%	12.4%

Advanced Flow Solutions segment net revenues increased by $0.7 million, or 1%, in the six months ended July 2, 2017 compared to the six months ended July 3, 2016. The increase was primarily driven by our fluid controls businesses (+3%) offset by foreign exchange fluctuations (-2%). Advanced Flow Solutions segment orders increased $3.5 million, or 2%, to $145.3 million for the six months ended July 2, 2017 compared to $141.8 million in the six months ended July 3, 2016, primarily due to our UK defense business (+2%).

Segment operating income decreased $0.2 million, or 1%, to $16.3 million for the six months ended July 2, 2017 compared to $16.5 million in the six months ended July 3, 2016. The decrease in operating income was primarily a result of sales mix impact from our fluid controls businesses (-2%).

Corporate Expenses

Corporate expenses decreased $1.0 million to $10.9 million in the six months ended July 2, 2017. This decrease was primarily driven by lower compensation costs of $0.8 million.

Special and Restructuring (Recoveries) Charges, net and other charges

During the six months ended July 2, 2017 and 2016, the Company recorded a net gain of $2.8 million and net charge of $6.5 million, respectively, within our condensed consolidated statements of income caption Special and restructuring (recoveries) charges, net. These special and restructuring (recoveries) charges are described in further detail in Note 15.

Interest Expense, Net

Interest expense increased $2.6 million to $3.9 million in the six months ended July 2, 2017. This change in interest expense was primarily due to higher outstanding debt balances and interest rates during the period as a result of the CFS acquisition.

Other Expense (Income), Net

Other expense, net, was $1.2 million in the six months ended July 2, 2017 compared to other income, net of $1.1 million in the six months ended July 3, 2016. The difference of $2.3 million was primarily due to the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive income increased from $8.9 million in the six months ended July 3, 2016 to $32.3 million in the six months ended July 2, 2017, primarily driven by favorable foreign currency balance sheet remeasurements, primarily by the Euro ($14.7 million) and UK Pound ($1.8 million).

As of July 2, 2017, we have a cumulative currency translation adjustment of $17.2 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $17.2 million, which would be included as a special charge within the results of operations.

(Benefit) Provision for Income Taxes

The effective tax rate was (0.3)% in the six months ended July 2, 2017 compared to 28.1% in the six months ended July 3, 2016. The primary drivers for the lower tax rate in 2017 includes reduced foreign losses in 2017 with no tax benefit (-11.2%) and non-taxable income related to acquisition consideration (-30.9%). This was partially offset by the impact on the effective tax rate of lower taxed foreign earnings compared to US earnings (8.1%).

Restructuring Actions

Our announced restructuring actions which result in future savings are summarized as follows:

•
During 2016 and 2017, we initiated certain restructuring activities, under which we continue to simplify our business ("2016 Actions" and "2017 Actions", respectively). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

•	In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California
Restructuring"). Under this restructuring, we reduced certain general, manufacturing and facility related expenses.

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2017 Actions	$6.9	$6.9	Q2 2017 - Q2 2018
2016 Actions	14.1	13.3	Q2 2016 - Q4 2017
California Restructuring	3.0	3.0	Q3 2016 - Q4 2017
Total Savings	$24.0	$23.2

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

We expect to incur restructuring related special charges between $0.3 million and $0.4 million to complete our 2016 and 2017 actions. These restructuring actions are expected to be funded with cash generated from operations. Our California Restructuring has been completed and, as such, no additional restructuring charges are expected to be incurred in connection with this action.

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

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	July 2, 2017	July 3, 2016
Cash flow provided by (used in):
Operating activities	$18,862	$17,753
Investing activities	(3,719)	(5,860)
Financing activities	(206)	5,864
Effect of exchange rate changes on cash and cash equivalents	4,056	672
Increase in cash and cash equivalents	$18,993	$18,429

During the six months ended July 2, 2017, we generated $18.9 million of cash from operating activities compared to $17.8 million during the same period in 2016. The $1.1 million increase was primarily driven by higher cash provided by working capital. Within working capital in the six months ended July 2, 2017, approximately $32.5 million was a result of cash flow provided from accounts payable, offset in part by $25.7 million of cash flow used in inventory and $4.5 million used in prepaid expenses and other current assets. The cash flow provided from accounts payable was due to the timing of payments to our vendors for products and services and a decrease in business volume in the current period, primarily in our large international projects business. The cash flow used in inventory was due to the timing of inventory purchases in the six months ended July 2, 2017 compared to the the same period in 2016, primarily in our large international projects business ($10.7 million) and distributed valves ($14.2 million).

During the six months ended July 2, 2017, we used cash of $3.7 million in investing activities as compared to using cash of $5.9 million during the same period in 2016. The $2.1 million year over year increase in cash was primarily driven by the receipt of $1.5 million from the settlement of an acquisition related working capital adjustment in 2017 and lower capital expenditures ($1.5 million). This was offset by proceeds from our sale of property plant and equipment of $0.8 million.

During the six months ended July 2, 2017, we used $0.2 million of cash from financing activities as compared to generating cash of $5.9 million during the same period in 2016. The $6.1 million year over year decrease in cash generated from financing activities related to $273.3 million increase in net payments of long-term debt, offset by a $267.1 million increase in proceeds from long-term debt. Total debt as a percentage of total shareholders’ equity was 58% as of July 2, 2017 compared to 62% as of December 31, 2016.

As a result of a significant portion of our cash balances being denominated in Euros and our U.S. Dollar functional currency being weaker, we had a $4.1 million increase in reported cash balances.

On May 11, 2017, we entered into the New Credit Agreement, that provides for a $400 million revolving line of credit and a $100 million term loan which was funded at closing in full. The New Credit Agreement replaced and terminated our Prior Credit Agreement, dated as of July 31, 2014. The term loan requires quarterly principal payments of 1.125% beginning June 30, 2017. The Company has mandatory debt repayment obligations of $5M per year ($1.25 per quarter) until 2022 under the New Credit Agreement. The outstanding principal amounts bear interest at a fluctuating rate per annum (generally the 30 day LIBOR rate) plus an applicable margin, with such margin being determined in accordance with the leverage ratio of the Company.

The Prior Credit Agreement, under which we had borrowings of approximately $254 million outstanding, was terminated, as of May 11, 2017 and replaced by the New Credit Agreement. Our New Credit Agreement is anticipated to be used to fund potential acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of July 2, 2017, we had borrowings of $252.9 million outstanding under the New Credit Agreement and $40.1 million outstanding under letters of credit. The New Credit Agreement matures on May 11, 2022.

Certain loan agreements of ours contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on July 2, 2017 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

Our ratio of current assets to current liabilities was 3:0 as of July 2, 2017 compared to 3:1 at December 31, 2016. The current ratio decreased slightly primarily due to an increase in accounts payable partially offset by an increase in cash as of July 2, 2017 as compared to December 31, 2016.

As of July 2, 2017, cash, cash equivalents, and short-term investments totaled $77.3 million, substantially all of which was held in foreign bank accounts. This compares to $58.3 million of cash, cash equivalents, and short-term investments as of December 31, 2016, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications.

We have an obligation to the sellers of CFS under which we are obligated to pay cash consideration of up to $15.0 million, which is contingent on achievement of specified business performance targets by the acquired business in a twelve month period ending September 30, 2017. The estimated fair value of the earn-out as of July 2, 2017 was zero based on current performance to date and revised forecasts. See Note 4 for additional details related to the transaction.

We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows for the remainder of 2017 and in addition, we may utilize our New Credit Agreement for U.S. based subsidiary cash needs. As a result, we believe that we will not need to repatriate cash from our foreign subsidiaries with earnings that are indefinitely reinvested to support normal business operations.

In the third quarter 2017, we expect to continue to generate cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $0.6 million based on our current dividend practice of paying $0.0375 per share quarterly. Based on our expected cash flows from operations and contractually available borrowings under our New Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months. We continue to search for strategic acquisitions; a larger acquisition may require additional borrowings and/or the issuance of our common stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of July 2, 2017, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have made no changes in our internal control over financial reporting during the quarter ended July 2, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1§
Credit Agreement dated as of May 11, 2017, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, swing line lender and a letter of credit issuer, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-14962), filed with the Securities and Exchange Commission on May 17, 2017.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, as filed with the Securities and Exchange Commission on July 28, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016
	(ii)	Condensed Consolidated Statements of Income for the Three and Six Months Ended July 2, 2017 and July 3, 2016
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 2, 2017 and July 3, 2016
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 2, 2017 and July 3, 2016
	(v)	Notes to the Condensed Consolidated Financial Statements
§	Indicates management contract or compensatory plan or arrangement.
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

July 28, 2017	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

July 28, 2017	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

July 28, 2017	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer