Form 10-Q
period 2017-10-01
CIRCOR INTERNATIONAL INC
filed 2017-10-27
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of October 23, 2017, there were 16,500,540 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,627	$58,279
Trade accounts receivable, less allowance for doubtful accounts of $4,760 and $5,056, respectively	130,177	133,046
Inventories	180,285	149,584
Prepaid expenses and other current assets	43,054	29,557
Total Current Assets	429,143	370,466
PROPERTY, PLANT AND EQUIPMENT, NET	99,013	99,713
OTHER ASSETS:
Goodwill	210,685	206,659
Intangibles, net	130,052	135,778
Other assets	10,138	8,140
TOTAL ASSETS	$879,031	$820,756
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,690	$46,767
Accrued expenses and other current liabilities	50,155	50,707
Accrued compensation and benefits	15,384	20,249
Current portion of long-term debt	5,000	—
Total Current Liabilities	134,229	117,723
LONG-TERM DEBT	264,026	251,200
DEFERRED INCOME TAXES	7,929	13,657
OTHER NON-CURRENT LIABILITIES	20,962	33,766
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 16,500,540 and 16,445,363 shares issued and outstanding at October 1, 2017 and December 31, 2016, respectively	179	178
Additional paid-in capital	293,907	289,423
Retained earnings	280,441	265,543
Common treasury stock, at cost (1,372,488 shares at October 1, 2017 and December 31, 2016)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(48,170)	(76,262)
Total Shareholders’ Equity	451,885	404,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$879,031	$820,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net revenues	$159,693	$134,833	$456,131	$432,023
Cost of revenues	112,390	92,479	314,527	298,005
GROSS PROFIT	47,303	42,354	141,604	134,018
Selling, general and administrative expenses	38,120	36,002	116,425	110,290
Impairment charges	—	208	—	208
Special and restructuring charges (recoveries), net	2,319	2,631	(443)	9,165
OPERATING INCOME	6,864	3,513	25,622	14,355
Other expense (income):
Interest expense, net	2,445	605	6,298	1,841
Other expense (income), net	823	163	2,022	(914)
TOTAL OTHER EXPENSE, NET	3,268	768	8,320	927
INCOME BEFORE INCOME TAXES	3,596	2,745	17,302	13,428
(Benefit from) provision for income taxes	(21)	(1,673)	(57)	1,325
NET INCOME	$3,617	$4,418	$17,359	$12,103
Earnings per common share:
Basic	$0.22	$0.27	$1.05	$0.74
Diluted	$0.22	$0.27	$1.04	$0.73
Weighted average number of common shares outstanding:
Basic	16,503	16,427	16,486	16,411
Diluted	16,709	16,629	16,721	16,568
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$3,617	$4,418	$17,359	$12,103
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,510	120	28,091	1,292
Other comprehensive income, net of tax	9,510	120	28,091	1,292
COMPREHENSIVE INCOME	$13,127	$4,538	$45,450	$13,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
OPERATING ACTIVITIES	October 1, 2017	October 2, 2016
Net income	$17,359	$12,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,889	9,614
Amortization	9,491	7,586
Bad debt expense (recovery)	265	(928)
Loss on write down of inventory	1,463	5,784
Compensation expense of share-based plans	2,696	4,200
Tax effect of share-based plan compensation	—	123
Change in fair value of contingent consideration	(12,200)	—
Loss on sale of property, plant and equipment	87	3,238
Impairment charges	—	208
Loss on sale of business	5,300	—
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	8,782	15,422
Inventories	(29,703)	20,216
Prepaid expenses and other assets	(11,424)	545
Accounts payable, accrued expenses and other liabilities	(997)	(39,161)
Net cash provided by operating activities	2,008	38,950
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,773)	(10,776)
Proceeds from the sale of property, plant and equipment	269	1,186
Business acquisition, working capital adjustment	1,467	—
Net cash used in investing activities	(6,037)	(9,590)
FINANCING ACTIVITIES
Proceeds from long-term debt	378,263	90,589
Payments of long-term debt	(361,325)	(88,740)
Debt issuance costs	(727)	—
Dividends paid	(1,879)	(1,873)
Proceeds from the exercise of stock options	707	192
Tax effect of share-based plan compensation	—	(123)
Net cash provided by financing activities	15,039	45
Effect of exchange rate changes on cash and cash equivalents	6,338	983
INCREASE IN CASH AND CASH EQUIVALENTS	17,348	30,388
Cash and cash equivalents at beginning of period	58,279	54,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,627	$84,929
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,400	$848
Non-cash financing activities:
Debt issuance costs funded through New Credit Agreement	$1,262	$—
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

The consolidated balance sheet at December 31, 2016 is as reported in our audited consolidated financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. Our accounting policies are described in the notes to our December 31, 2016 consolidated financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the nine months ended October 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended October 1, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards - Not yet Adopted

On May 10, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We intend to adopt the standard prospectively and have not yet determined its impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amend presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We intend to adopt the standard prospectively and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 outlines a model for lessees by recognizing all lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are still evaluating the requirements of ASU 2016-02 to determine the impact it will have on our consolidated financial statements but expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets with corresponding lease liabilities. We intend to adopt this new standard on January 1, 2019.

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

In the second and third quarters of 2017, we made progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Activities performed during the second and third quarters included: reviewing and understanding our customer terms and conditions, drafting a new revenue recognition policy, and training our finance professionals in the new standard.

We continue to analyze our customer contracts and customized product offerings to determine which customer arrangements would require revenue recognition over time, i.e., on a percentage of completion accounting basis. This would be a change to our current revenue recognition model for many of our businesses. Based on our preliminary evaluation, we believe a portion of our large projects business and certain other businesses that provide customized products to U.S. military customers, may require revenue recognition over time under the new standard. We continue to evaluate whether the new standard will have a material impact on our consolidated financial statements. We intend to adopt this new standard on January 1, 2018 and anticipate using the modified retrospective method.

We continue to closely monitor FASB activity related to the new standard, as well as working with finance and legal advisors on specific interpretative issues. The implementation team has reported the findings and progress of the project to management and the Audit Committee of our Board of Directors.

(3) Inventories

Inventories consisted of the following (in thousands):

	October 1, 2017	December 31, 2016
Raw materials	$59,942	$54,359
Work in process	98,667	68,718
Finished goods	21,676	26,507
Total inventories	$180,285	$149,584

(4) Business Acquisition and Pending Acquisition

Critical Flow Solutions Acquisition:

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

The estimated fair value of the earn-out, using the Monte Carlo simulation model, was $12.2 million as of the acquisition date and December 31, 2016. The Monte Carlo model calculates the probability of satisfying the target conditions stipulated in the earn-out. Based on actual performance through the earn-out period ending September 30, 2017, the specified order bookings target in the specified timeframe was not achieved, as project bookings shifted out to the future. Accordingly, the actual achievement resulted in an earn-out of zero as of October 1, 2017. The fair value of the earn-out had no change during the three months ended October 1, 2017, as the fair value had been reduced to zero prior to the beginning of the period. The fair value of the earn-out decreased $12.2 million during the nine months ended October 1, 2017, and was recorded within Special and restructuring charges (recoveries), net as a gain.

During the nine months ended October 1, 2017, the Company received $1.5 million as settlement for working capital adjustments. This reduction of purchase price was recorded as a reduction of goodwill.

The operating results of CFS have been included in our consolidated financial statements from the date of acquisition and reported within the Energy segment. The results for the three and nine months ended October 1, 2017 include $19.3 million and $62.0 million of net revenue, and $2.5 million and $17.2 million of operating income, respectively.

The purchase price allocation is based upon a valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The assets and liabilities include the valuation of acquired intangible assets, certain operating liabilities, and the evaluation of deferred income taxes. The purchase accounting was finalized during the third quarter of 2017.

The following table summarizes the fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents	$6,603
Accounts receivable	28,128
Unbilled receivable	10,786
Inventory	18,701
Prepaid and other current assets	5,671
Property, plant and equipment	21,214
Identifiable intangible assets	101,600
Accounts payable	(11,655)
Accrued and other expenses	(8,866)
Deferred revenue	(3,997)
Deferred income taxes	(40,645)
Long term income tax payable	(556)
Total identifiable net assets	$126,984
Goodwill	89,473
Total purchase price	$216,457

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

Pending Acquisition - Fluid Handling business from Colfax, Inc.

On September 24, 2017, CIRCOR entered into a Purchase Agreement (the “Purchase Agreement”) with Colfax Corporation (“Colfax”). Pursuant to the Purchase Agreement, the Company has agreed, subject to customary closing conditions, to purchase the fluid handling business of Colfax ("FH") for consideration consisting of $542.0 million in cash, 3,283,424 shares of the Company's common stock, par value $0.01 per share, which approximated $163.0 million, and the assumption of approximately $150.0 million of net pension liabilities (the “Transaction”). The cash consideration is subject to customary working capital adjustments. The Company expects to finance the cash consideration through a combination of committed debt financing and cash on hand. The transaction is expected to be completed in the fourth quarter of 2017.

FH is a world leader in the engineering, development‚ manufacturing‚ distribution‚ service and support of fluid handling systems. With a history dating back to 1860‚ FH is the leading supplier of screw pumps for high demand, severe service applications across a range of markets including general industry, commercial marine, defense, and oil & gas. FH leverages differentiated technology, and provides critical aftermarket customer support, to maintain leading positions in high demand niche markets.

(5) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2016 and October 1, 2017 (in thousands):

	Energy	Advanced Flow Solutions	Total
Goodwill as of December 31, 2016	$144,405	$62,254	$206,659
Business acquisition, working capital adjustments	(3,756)	—	(3,756)
Currency translation adjustments	2,670	5,112	7,782
Goodwill as of October 1, 2017	$143,319	$67,366	$210,685
The table below presents gross intangible assets and the related accumulated amortization as of October 1, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,400	$(5,400)
Non-amortized intangibles (primarily trademarks and trade names)	39,617	—
Customer relationships	104,218	(38,757)
Order backlog	7,534	(7,376)
Acquired technology	28,305	(4,044)
Other	5,392	(4,837)
Total	$190,466	$(60,414)
Net carrying value of intangible assets	$130,052

The table below presents estimated remaining amortization expense for intangible assets recorded as of October 1, 2017 (in thousands):

	Remainder of 2017	2018	2019	2020	2021	After 2021
Estimated amortization expense	$3,257	$11,305	$11,085	$9,629	$8,092	$47,067

(6) Segment Information

The Company’s management evaluates segment operating performance using "segment operating income", which we define as operating income before restructuring charges (including inventory-related restructuring), special charges, impairment charges, amortization from acquisitions subsequent to 2011, and amortization expense related to the step-up in fair value of the inventory acquired through business acquisitions. The Company uses this measure because it helps management understand and evaluate the segments’ operating results and facilitates a comparison of performance for determining compensation. Accordingly, the following segment data is reported on this basis.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017		October 2, 2016
Net revenues
Energy	$92,613	$68,901	$255,334		$233,046
Advanced Flow Solutions	67,080	65,932	200,797		198,977
Consolidated net revenues	159,693	134,833	456,131		432,023

Segment Income
Energy - Segment Operating Income	7,397	6,755	23,118		25,343
Advanced Flow Solutions - Segment Operating Income	9,548	8,008	25,845		24,524
Corporate expenses	(5,067)	(6,522)	(15,942)		(18,441)
Subtotal	11,877	8,241	33,021		31,426
Restructuring charges, net	341	2,252	5,366		6,674
Special charges (recoveries), net	1,978	379	(5,809)		2,491
Special and restructuring charges (recoveries), net	2,319	2,631	(443)		9,165
Restructuring related inventory charges	—	—	—		2,032
Impairment charges	—	208	—	726	208
Acquisition amortization	2,694	1,888	7,843	—	5,667
Restructuring and other cost, net	2,694	2,096	7,843		7,907
Consolidated Operating Income	6,864	3,513	25,622		14,355
Interest Expense, net	2,445	605	6,298		1,841
Other Expense (income), net	823	163	2,022		(914)
Income from continuing operations before income taxes	$3,596	$2,745	$17,302		$13,428

Identifiable assets	October 1, 2017	December 31, 2016
Energy	$690,572	$658,749
Advanced Flow Solutions	421,128	407,035
Corporate	(232,669)	(245,028)
Consolidated identifiable assets	$879,031	$820,756

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $51.5 million and $51.3 million as of October 1, 2017 and October 2, 2016, respectively.

(7) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	October 1, 2017			October 2, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$3,617	16,503	$0.22	$4,418	16,427	$0.27
Dilutive securities, common stock options	—	206	—	—	202	—
Diluted EPS	$3,617	16,709	$0.22	$4,418	16,629	$0.27

	Nine Months Ended
	October 1, 2017			October 2, 2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$17,359	16,486	$1.05	$12,103	16,411	$0.74
Dilutive securities, common stock options	—	235	(0.01)	—	157	(0.01)
Diluted EPS	$17,359	16,721	$1.04	$12,103	16,568	$0.73

Stock options, Restricted Stock Unit Awards (“RSU Awards”) and Restricted Stock Unit Management Stock Plans ("RSU MSPs") covering 253,664 and 130,259 shares of common stock, for the nine months ended October 1, 2017 and October 2, 2016, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(8) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and are Level 1 financial instruments.

On May 11, 2017, we entered into a new five year secured Credit Agreement (the "New Credit Agreement"), that provides for a $400.0 million revolving line of credit and a $100.0 million term loan which was funded at closing in full. The New Credit Agreement replaced and terminated the Company’s prior Credit Agreement, dated as of July 31, 2014 (the "Prior Credit Agreement"). The term loan requires quarterly principal payments of 1.125% beginning June 30, 2017. The Company has mandatory debt repayment obligations of $5.0 million per year ($1.3 million per quarter) until 2022 under the New Credit Agreement. The outstanding principal amounts bear interest at a fluctuating rate per annum (generally the 30 day LIBOR rate) plus an applicable margin, with such margin being determined in accordance with the leverage ratio of the Company. As of October 1, 2017 and December 31, 2016, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

The Prior Credit Agreement, under which we had borrowings of approximately $254.0 million outstanding, was terminated, as of May 11, 2017 and replaced by the New Credit Agreement. As of October 1, 2017, we had borrowings of $269.0 million outstanding under the New Credit Agreement and $40.4 million outstanding under letters of credit. The New Credit Agreement matures on May 11, 2022.

In connection with the Purchase Agreement, we have obtained financing commitments from Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and SunTrust Bank for a $785.0 million secured term loan and a $150.0 million secured revolving credit facility to finance the Transaction. The new senior secured facilities would replace the New Credit Agreement.

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

As of October 1, 2017, we had no forward contracts. As of December 31, 2016, we had four forward contracts. The fair value liability of the derivative forward contracts as of December 31, 2016 was $0.1 million and was included in accrued expenses and other current liabilities on our consolidated balance sheet. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with Accounting Standards Codification ("ASC") Topic 820.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of October 1, 2017.

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

The following table sets forth information related to our product warranty reserves for the nine months ended October 1, 2017 (in thousands):

Balance beginning December 31, 2016	$4,559
Provisions	2,459
Claims settled	(3,810)
Currency translation adjustment	167
Balance ending October 1, 2017	$3,375

Warranty obligations decreased $1.2 million from $4.6 million as of December 31, 2016 to $3.4 million as of October 1, 2017, primarily driven by claims settled within our Energy segment.

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

We are involved in the preliminary stages of an environmental remediation at our China facility. Our estimate of the liability of total environmental remediation costs is $1.7 million, and $0.3 million was recorded as selling, general and administrative expenses during the twelve months ended December 31, 2016, with the remaining $1.4 million recorded as Special and restructuring charges (recoveries), net during the nine months ended October 1, 2017. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters. However, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $40.4 million at October 1, 2017. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from October 1, 2017.

The following table contains information related to standby letters of credit instruments outstanding as of October 1, 2017:

Term Remaining	Maximum Potential Future Payments
0–12 months	$11,709
Greater than 12 months	28,724
Total	$40,433

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
During the three and nine months ended October 1, 2017, we made cash contributions of $0.4 million and $0.8 million, respectively, to our qualified noncontributory defined benefit pension plan. We expect to make cash contributions during the remainder of 2017 in the range of $0.0 million and $0.4 million.

The components of net periodic cost (benefit) of defined benefit pension plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest cost on benefits obligation	$426	$574	$1,278	$1,721
Estimated return on assets	(576)	(664)	(1,726)	(1,991)
Loss amortization	184	226	551	679
Net periodic cost of defined benefit pension plans	$34	$136	$103	$409

Additionally, substantially all of our U.S. employees are eligible to participate in a 401(k) savings plan. Under these plans, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations.

(12) Income Taxes

As of October 1, 2017 and December 31, 2016, we had $2.2 million and $3.0 million of unrecognized tax benefits, respectively, of which $1.8 million and $2.9 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2014 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain U.S. domestic deferred income tax assets, primarily consisting of state net operating losses and state tax credits carried forward, we maintained a total valuation allowance of $2.9 million at October 1, 2017 and $3.0 million at December 31, 2016. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

(13) Share-Based Compensation

As of October 1, 2017, there were 850,580 stock options and 228,303 RSU and RSU MSP Awards outstanding. In addition, there were 769,710 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of October 1, 2017.

During the nine months ended October 1, 2017, we granted 142,428 stock options compared with 210,633 stock options granted during the nine months ended October 2, 2016.

The average fair value of stock options granted during the first nine months of 2017 and 2016 was $19.36 and $11.91, respectively, and was estimated using the following weighted-average assumptions:

	October 1, 2017	October 2, 2016
Risk-free interest rate	1.7%	1.2%
Expected life (years)	4.5	4.5
Expected stock volatility	35.1%	36.2%
Expected dividend yield	0.3%	0.4%

For additional information regarding the historical issuance of stock options, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

During the nine months ended October 1, 2017 and October 2, 2016, we granted 56,948 and 87,629 RSU Awards with approximate fair values of $60.76 and $39.61 per RSU Award, respectively. During the first nine months of 2017 and 2016, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 56,948 RSU Awards granted during the nine months ended October 1, 2017, 31,369 are performance-based RSU Awards. This compares to 43,016 performance-based RSU Awards granted during the nine months ended October 2, 2016.

RSU MSPs totaling 26,726 and 20,130 with per unit discount amounts representing fair values of $20.13 and $12.83 were granted during the nine months ended October 1, 2017 and October 2, 2016, respectively.

Compensation expense related to our share-based plans for the nine months ended October 1, 2017 and October 2, 2016 was $2.7 million and $4.2 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $1.1 million for anticipated below-threshold achievement of performance-based RSUs granted in both February 2015 and February 2016. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of October 1, 2017, there was $7.8 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of October 1, 2017 was 5.6 years and 4.9 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 1, 2017 was $0.4 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of October 1, 2017 was $6.0 million and $3.3 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended October 1, 2017 was $1.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of October 1, 2017 was $8.5 million and $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended October 1, 2017 was $0.3 million and the aggregate intrinsic value of RSU MSPs outstanding as of October 1, 2017 was $1.4 million. There were no vested and deferred RSU MSPs as of October 1, 2017.

As of October 1, 2017, there were 31,097 Cash Settled Stock Unit Awards outstanding compared to 33,320 as of December 31, 2016. During the nine months ended October 1, 2017, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of October 1, 2017, we had $1.0 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.0 million as of December 31, 2016. Cash Settled Stock Unit Award related compensation expense for the nine months ended October 1, 2017 and October 2, 2016 was $0.2 million and $0.7 million, respectively, and was recorded as selling, general, and administrative expenses. The lower expense in 2017 was due in part to a lower closing stock price as of October 1, 2017 compared to October 2, 2016.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the nine months ended October 1, 2017 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2016	$(62,703)	$(13,558)	$(76,262)
Other comprehensive income, net of tax	28,091	—	28,091
Balance as of October 1, 2017	$(34,612)	$(13,558)	$(48,170)

(15) Special & Restructuring Charges (Recoveries), net

Special and Restructuring Charges (Recoveries), net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net in our condensed consolidated statements of income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of income for the three and nine months ended October 1, 2017 and October 2, 2016:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Special charges (recoveries), net	$1,978	$379	$(5,809)	$2,491
Restructuring charges, net	341	2,252	5,366	6,674
Total special and restructuring charges (recoveries), net	$2,319	$2,631	$(443)	$9,165

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and nine months ended October 1, 2017:

	Special Charges, net
	For the three months ended October 1, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Acquisition related charges	$—	$—	$1,786	$1,786
Brazil closure	192	—	—	192
Total special charges, net	$192	$—	$1,786	$1,978

	Special (Recoveries) Charges, net
	For the nine months ended October 1, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Acquisition related charges	$—	$—	$1,923	$1,923
Brazil closure	619	—	—	619
Divestiture	—	3,748	101	3,849
Contingent consideration revaluation	(12,200)	—	—	(12,200)
Total special (recoveries) charges, net	$(11,581)	$3,748	$2,024	$(5,809)

Acquisition related charges:

•
On October 12, 2016, we acquired CFS. In connection with our acquisition, we recorded $0.1 million of acquisition related professional fees during the nine months ended October 1, 2017. No CFS professional fees were recorded during the three months ended October 1, 2017.

•
On September 24, 2017, we entered into the Purchase Agreement to purchase FH. In connection with the Purchase Agreement, we recorded $1.8 million of acquisition related professional fees, primarily for legal services, during the three and nine months ended October 1, 2017.

Brazil Closure: On November 3, 2015, the Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.2 million and $0.6 million of charges within the Energy segment during the three and nine months ended October 1, 2017, respectively, which relates to losses incurred subsequent to our Q1 2016 closure of manufacturing operations.

Divestiture: On July 7, 2017, we divested our French non-core aerospace build-to-print business within our Advanced Flow Solutions segment as part of our simplification strategy. We considered this business as non-core because the products or services did not fit our strategy and the long-term profitable growth prospects were below our expectations. Divestiture of this non-core business enables us to focus resources on businesses where there is greater opportunity to achieve sales growth, higher margins, and market leadership. As of July 2, 2017, the business was held-for-sale and reported within the other current assets and liabilities captions on our condensed consolidated balance sheet. We measured the held-for-sale disposal group at its fair value less cost to sell, which was lower than its carrying value, and recorded a $3.8 million adjustment during the second quarter of 2017.

Contingent Consideration Revaluation: The fair value of the CFS-related earn-out had no change during the three months ended October 1, 2017, as it had been reduced to zero prior to the beginning of the period. The fair value of the earn-out decreased $12.2 million during the nine months ended October 1, 2017. The change in fair value during the nine months ended October 1, 2017 was recorded as a recovery within the special and restructuring charges (recoveries) line on our condensed consolidated statement of income. The actual achievement of the earn-out was zero as of October 1, 2017, as the earn-out period expired on September 30, 2017.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and nine months ended October 2, 2016:

	Special Charges, net
	For the three months ended October 2, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Brazil Closure	$379	$—	$—	$379
Total special charges, net	$379	$—	$—	$379

	Special Charges (Recoveries), net
	For the nine months ended October 2, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Acquisition related recoveries	$(161)	$—	$—	$(161)
Brazil Closure	2,650	—	2	2,652
Total special charges (recoveries), net	$2,489	$—	$2	$2,491

Brazil Closure: In connection with the closure, we recorded $0.4 million and $2.7 million of charges within the Energy segment during the three and nine months ended October 2, 2016, respectively, which primarily related to employee termination costs and losses incurred subsequent to our Q1 2016 closure of manufacturing operations.

Acquisition related recoveries: On April 15, 2015, we acquired Germany-based Schroedahl. In connection with our acquisition of Schroedahl, we recorded $0.2 million of recoveries of acquisition related professional fees during the nine months ended October 2, 2016.

Restructuring Charges (Recoveries), net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three and nine months ended October 1, 2017 and October 2, 2016, respectively. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges (Recoveries), net
	As of and for the three months ended October 1, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$227	$165	$—	$392
Employee related (recoveries) expenses, net	(89)	38	—	(51)
Total restructuring charges, net	$138	$203	$—	$341

Accrued restructuring charges as of July 2, 2017				$2,118
Total year to date charges, net (shown above)				341
Charges paid / settled, net				(592)
Accrued restructuring charges as of October 1, 2017				$1,867

	Restructuring Charges (Recoveries), net
	As of and for the nine months ended October 1, 2017
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$2,221	$497	$—	$2,718
Employee related expenses	886	1,762	—	2,648
Total restructuring charges, net	$3,107	$2,259	$—	$5,366

Accrued restructuring charges as of December 31, 2016				$1,618
Total year to date charges, net (shown above)				5,366
Charges paid / settled, net				(5,117)
Accrued restructuring charges as of October 1, 2017				$1,867

We expect to make payment or settle approximately half of the restructuring charges accrued as of October 1, 2017 during the fourth quarter of 2017, with the remaining settled in 2018.

	Restructuring Charges (Recoveries), net
	As of and for the three months ended October 2, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related expenses	$336	$454	$—	$790
Employee related expenses	757	705	—	1,462
Total restructuring charges, net	$1,093	$1,159	$—	$2,252

Accrued restructuring charges as of July 3, 2016				$691
Total year to date charges, net (shown above)				2,252
Charges paid / settled, net				(1,473)
Accrued restructuring charges as of October 2, 2016				$1,470

	Restructuring Charges (Recoveries), net
	As of and for the nine months ended October 2, 2016
	Energy	Advanced Flow Solutions	Corporate	Total
Facility related (recoveries) expenses	$(153)	$3,922	$—	$3,769
Employee related expenses	1,493	1,412	—	2,905
Total restructuring charges, net	$1,340	$5,334	$—	$6,674

Accrued restructuring charges as of December 31, 2015				$663
Total year to date charges, net (shown above)				6,674
Charges paid / settled, net				(5,867)
Accrued restructuring charges as of October 2, 2016				$1,470

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced to comply with the applicable accounting rules. For example, 2017 Action’s total cost associated with 2017 Actions (as discussed below) may be recorded in 2017 and 2018. The amounts shown below reflect the total cost for that restructuring program.

During 2017, we initiated certain restructuring activities, under which we continued to simplify our business ("2017 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

	2017 Actions Restructuring Charges (Recoveries), net as of October 1, 2017
	Energy	Advanced Flow Solutions	Total
Facility related expenses - incurred to date	$—	$366	$366
Employee related expenses - incurred to date	463	1,592	2,055
Total restructuring related special charges - incurred to date	$463	$1,958	$2,421

During 2016, we initiated certain restructuring activities, under which we continued to simplify our business ("2016 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

	2016 Actions Restructuring Charges (Recoveries), net as of October 1, 2017
	Energy	Advanced Flow Solutions	Total
Facility related expenses - incurred to date	$2,928	$256	$3,184
Employee related expenses - incurred to date	2,882	1,347	4,229
Total restructuring related special charges - incurred to date	$5,810	$1,603	$7,413

In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses. Charges with this action were finalized in the fourth quarter of 2016.

California Restructuring Charges, net as of October 1, 2017
Advanced Flow Solutions
Facility related expenses - incurred to date	$3,700
Employee related expenses - incurred to date	800
Total restructuring related special charges - incurred to date	$4,500

Additional Restructuring Charges

During the first and second quarters of 2016, we recorded restructuring related inventory charges of $1.9 million and $0.1 million, respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of October 1, 2017, no inventory amounts remain on our balance sheet for the gate, globe and check valves product line.

During the first quarter of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million within the Advanced Flow Solutions segment. As of October 1, 2017, our remaining structural landing gear product line inventory balance is $0.4 million, which we believe is recoverable based upon our net realizable value analysis.

The inventory restructuring charges described above are recorded in the cost of revenues caption on our condensed consolidated statement of income.

Intangible Impairment Charges

During the three months ended October 2, 2016, we recorded a $0.2 million impairment charge for a China patent deemed to no longer have economic value. The impairment charge is included in the impairment charge line on our condensed consolidated statement of income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the completion, timing, financing, and impact of the pending acquisition of the fluid handling business of Colfax (“FH”), involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil & gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the pending acquisition may not materialize as expected, or the pending acquisition not being timely completed, if completed at all, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and maintain key personnel, our ability to continue operating our manufacturing facilities at efficient levels including our ability to prevent cost overruns and continue to reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to continue to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations

Third Quarter 2017 Compared With Third Quarter 2016

Consolidated Operations

	Three Months Ended
(in thousands)	October 1, 2017	October 2, 2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$92,613	$68,901	$23,712	$19,312	$3,206	$1,194
Advanced Flow Solutions	67,080	65,932	1,148	—	(34)	1,182
Consolidated Net Revenues	$159,693	$134,833	$24,860	$19,312	$3,172	$2,376

Net revenues for the three months ended October 1, 2017 were $159.7 million, an increase of $24.9 million. The favorable effects of foreign currency translation resulted in an increase in revenues of $2.4 million as compared to the three months ended October 2, 2016. Net revenues increased $19.3 million due to the acquisition of Critical Flow Solutions ("CFS"). Aside from the effects of foreign currency translation and acquisitions, revenues increased $3.2 million (2%) primarily due to increased demand in our North American short-cycle business.

Segment Results

The Company’s management evaluates segment operating performance using "segment operating income", which we define as operating income before restructuring charges (including inventory-related restructuring), special charges, impairment charges, amortization from acquisitions subsequent to 2011, and amortization expense related to the step-up in fair value of the inventory acquired through business acquisitions. The Company uses this measure because it helps management understand and evaluate the segments’ operating results and facilitates a comparison of performance for determining compensation. Accordingly, the following segment data is reported on this basis.

	Three Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues
Energy	$92,613	$68,901	$23,712
Advanced Flow Solutions	67,080	65,932	1,148
Consolidated net revenues	$159,693	$134,833	$24,860
Operating Income
Energy - Segment Operating Income	$7,397	$6,755	$642
Advanced Flow Solutions - Segment Operating Income	9,548	8,008	1,540
Corporate expenses	(5,067)	(6,522)	1,455
Subtotal	11,877	8,240	3,637
Restructuring charges, net	341	2,252	(1,911)
Special charges, net	1,978	379	1,599
Special and restructuring charges, net (1)	2,319	2,631	(312)
Impairment charges	—	208	(208)
Acquisition amortization (2)	2,694	1,888	806
Restructuring and other cost, net	2,694	2,096	598
Consolidated Operating Income	$6,863	$3,513	$3,350

Consolidated Operating Margin	4.3%	2.6%

(1) See Special & Restructuring Charges (Recoveries), net in Note 15 to the condensed consolidated financial statements, for additional details.
(2) Acquisition amortization is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying intangible asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues	$92,613	$68,901	$23,712
Segment Operating Income	7,397	6,755	642
Segment Operating Margin	8.0%	9.8%

Energy segment net revenues increased $23.7 million, or 34%, for the three months ended October 1, 2017 compared to the three months ended October 2, 2016. The increase was primarily driven by the acquisition of CFS (+28%), our North American distributed valves business (+21%) and favorable foreign currency fluctuations (+2%), offset by substantially lower shipment volumes in our large international projects business (-14%) and other oil and gas businesses (-2%). Energy segment orders increased $33.9 million, or 62%, to $89.0 million in the three months ended October 1, 2017 compared to $55.1 million in the three months ended October 2, 2016, primarily due to higher distributor orders within our North American distributed valves business as a result of drilling and completing wells primarily in the Permian basin (+22%) and the recently acquired CFS business (+34%). Higher orders in our North American distributed valves business reflect the restocking of our distributors in anticipation of higher production activity overall.

Segment operating income increased $0.6 million, or 10%, to $7.4 million for the three months ended October 1, 2017 compared to $6.8 million for the three months ended October 2, 2016. The increase in segment operating income was primarily driven by the acquisition of CFS (+54%) and our North American distributed valves business (+64%). This increase was partially offset by decreases in our large international projects business (-101%) due to inability to absorb fixed overhead costs due to decline in demand and and other oil and gas businesses (-10%).

Advanced Flow Solutions Segment

	Three Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues	$67,080	$65,932	$1,148
Segment Operating Income	9,548	8,008	1,540
Segment Operating Margin	14.2%	12.1%

Advanced Flow Solutions segment net revenues increased by $1.1 million, or 2%, for the three months ended October 1, 2017 compared to the three months ended October 2, 2016. The increase was primarily driven by our aerospace businesses (+2%), power and process businesses (+2%) and favorable foreign currency fluctuations (+2%). This increase was partially offset by our industrial solutions business (-5%). Advanced Flow Solutions segment orders increased $12.8 million, or 23%, to $69.1 million for the three months ended October 1, 2017 compared to $56.3 million in the three months ended October 2, 2016, primarily due to our aerospace businesses (+16%), power and process businesses (+4%), and industrial solutions businesses (+3%).

Segment operating income increased $1.5 million, or 19%, to $9.5 million for the three months ended October 1, 2017 compared to $8.0 million in the three months ended October 2, 2016. The increase in operating income was attributed to our aerospace businesses (+17%), mainly due to operational improvements as well as improved pricing.

Corporate Expenses

Corporate expenses were $5.1 million for the three months ended October 1, 2017 compared to $6.5 million for the three months ended October 2, 2016 primarily driven by lower variable compensation and professional fees.

Special and Restructuring Charges (Recoveries), net

During the three months ended October 1, 2017 and October 2, 2016, the Company recorded a net charge of $2.3 million and $2.6 million, respectively, within our condensed consolidated statements of income caption Special and restructuring charges (recoveries), net. These special and restructuring charges (recoveries), net are described in further detail in Note 15 to the condensed consolidated financial statements.

Interest Expense, Net

Interest expense increased $1.8 million to $2.4 million in the three months ended October 1, 2017 compared to the three months ended October 2, 2016. The increase in interest expense was attributed to higher outstanding debt balances due to our acquisition of Critical Flow Solutions during the fourth quarter of 2016 and increase in interest rates as a result of entering into our new five year secured Credit Agreement (the "New Credit Agreement") during the second quarter of 2017.

Other Expense, Net

Other expense, net, was $0.8 million and $0.2 million in the three months ended October 1, 2017 and October 2, 2016, respectively. The difference of $0.6 million was primarily due to foreign currency fluctuations impact.

Comprehensive Income

Comprehensive income increased $8.6 million, from $4.5 million for the three months ended October 2, 2016 to $13.1 million for the three months ended October 1, 2017, primarily driven by favorable foreign currency balance sheet remeasurements, primarily by the Euro ($6.8 million) and UK Pound ($1.4 million).

Provision (Benefit) for Income Taxes

The effective tax rate was (0.6)% in the three months ended October 1, 2017 compared to (61.0)% in the three months ended October 2, 2016. The primary drivers for the higher tax rate in 2017 include the impact on the effective tax rate of higher taxed U.S. earnings compared to foreign earnings (17.5%). In addition, the 2016 period reflects tax benefits from a cash repatriation that did not reoccur in 2017 (64.8%). These impacts were partially offset by the impact on the effective tax rate of the release of certain tax reserves due to the expiration of related statutes of limitations (-29.5%).

First Nine Months of 2017 Compared With First Nine Months of 2016

Consolidated Operations

	Nine Months Ended
(in thousands)	October 1, 2017	October 2, 2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$255,334	$233,046	$22,288	$62,032	$(39,497)	$(247)
Advanced Flow Solutions	200,797	198,977	1,820	—	3,679	(1,858)
Consolidated Net Revenues	$456,131	$432,023	$24,108	$62,032	$(35,818)	$(2,105)

Net revenues for the nine months ended October 1, 2017 were $456.1 million, an increase of $24.1 million. Net revenues increased $62.0 million due to the acquisition of CFS. Aside from the effects of foreign currency translation and acquisitions, revenues decreased $35.8 million (-8%) primarily due to decreased demand in our engineered valves projects business.

Segment Results

	Nine Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues
Energy	$255,334	$233,046	$22,288
Advanced Flow Solutions	200,797	198,977	1,820
Consolidated net revenues	$456,131	$432,023	$24,108
Operating Income
Energy - Segment Operating Income	$23,118	$25,343	$(2,225)
Advanced Flow Solutions - Segment Operating Income	25,846	24,524	1,322
Corporate expenses	(15,942)	(18,441)	2,499
Subtotal	33,022	31,426	1,596
Restructuring charges, net	5,366	6,674	(1,308)
Special (recoveries) charges, net	(5,809)	2,491	(8,300)
Special and restructuring (recoveries) charges, net (1)	(443)	9,165	(9,608)
Restructuring related inventory charges (1)	—	2,033	(2,033)
Impairment charges	—	208	(208)
Acquisition amortization (2)	7,844	5,667	2,177
Restructuring and other cost, net	7,844	7,908	(64)
Consolidated Operating Income	$25,621	$14,353	$11,268

Consolidated Operating Margin	5.6%	3.3%

(1) See Special & Restructuring Charges (Recoveries), net in Note 15 to the condensed consolidated financial statements, for additional details.
(2) Acquisition amortization is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying intangible asset.

Energy Segment

	Nine Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues	$255,334	$233,046	$22,288
Segment Operating Income	23,118	25,343	(2,225)
Segment Operating Margin	9.1%	10.9%

Energy segment net revenues increased $22.3 million, or 10%, for the nine months ended October 1, 2017 compared to the nine months ended October 2, 2016. The increase was primarily driven by the acquisition of CFS (+27%) and our North American distributed valves business (+10%), offset by substantially lower shipment volumes in our engineered valves projects business (-22%), other oil and gas businesses (-5%) and unfavorable foreign currency fluctuations (-1%). Energy segment orders increased $85.4 million, or 46%, to $270.7 million in the nine months ended October 1, 2017 compared to $185.3 million in the nine months ended October 2, 2016, primarily due to higher distributor stocking orders within our North American distributed valves business (+26%) and the recently acquired CFS business (+27%). The increases were offset by lower bookings in our engineered valves projects business (-6%) due to low capital spend within the upstream exploration and production market.

Segment operating income decreased $2.2 million, or 9%, to $23.1 million for the nine months ended October 1, 2017 compared to $25.3 million for the nine months ended October 2, 2016. The decrease in segment operating income was primarily due to lower shipment volumes from our engineered valves projects business (-71%), and other oil and gas businesses (-13%). This decline was offset by CFS (+35%) and the North American distributed valves business (+37%).

Advanced Flow Solutions Segment

	Nine Months Ended
(in thousands, except percentages)	October 1, 2017	October 2, 2016	Change
Net Revenues	$200,797	$198,977	$1,820
Segment Operating Income	25,846	24,524	1,322
Segment Operating Margin	12.9%	12.3%

Advanced Flow Solutions segment net revenues increased by $1.8 million, or 1%, in the nine months ended October 1, 2017 compared to the nine months ended October 2, 2016. The increase was primarily driven by our aerospace businesses (+3%), partially offset by declines in our industrial solutions businesses (-2%). Advanced Flow Solutions segment orders increased $16.3 million, or 8%, to $214.4 million for the nine months ended October 1, 2017 compared to $198.1 million in the nine months ended October 2, 2016, primarily due to our commerical and military orders from aerospace businesses (+6%).

Segment operating income increased $1.3 million, or 5%, to $25.8 million for the nine months ended October 1, 2017 compared to $24.5 million for the nine months ended October 2, 2016. The increase in operating income was primarily a result of higher pricing and operational improvements within our aerospace businesses (+16%).

Corporate Expenses

Corporate expenses decreased $2.5 million to $15.9 million in the nine months ended October 1, 2017. This decrease was primarily driven by lower variable compensation costs and professional fees.

Special and Restructuring Charges (Recoveries), net and other charges

During the nine months ended October 1, 2017 and October 2, 2016, the Company recorded a net recovery of $0.4 million and a net charge of $9.2 million, respectively, within our condensed consolidated statements of income caption Special and restructuring charges (recoveries), net. These special and restructuring charges (recoveries), net are described in further detail in Note 15 to the condensed consolidated financial statements.

Interest Expense, Net

Interest expense increased $4.5 million, to $6.3 million in the nine months ended October 1, 2017. The increase in interest expense was attributed to higher outstanding debt balances due to our acquisition of Critical Flow Solutions during the fourth quarter of 2016 and increase in interest rates as a result of entering into our New Credit Agreement during the second quarter of 2017.

Other Expense (Income), Net

Other expense, net, was $2.0 million in the nine months ended October 1, 2017 compared to other income, net of $0.9 million in the nine months ended October 2, 2016. The difference of $2.9 million was primarily due to the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive income increased from $13.4 million in the nine months ended October 2, 2016 to $45.5 million in the nine months ended October 1, 2017, primarily driven by favorable foreign currency balance sheet remeasurements, primarily by the Euro ($21.5 million) and UK Pound ($3.2 million).

As of October 1, 2017, we have a cumulative currency translation adjustment of $17.3 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $17.3 million, which would be included as a special charge within the results of operations.

Provision (Benefit) for Income Taxes

The effective tax rate was (0.3)% in the nine months ended October 1, 2017 compared to 9.9% in the nine months ended October 2, 2016. The primary drivers for the lower tax rate in 2017 includes reduced foreign losses in 2017 with no tax benefit (-10.0%) and non-taxable gain related to non-achievement of CFS earn-out award (-24.4%). This was partially offset by the impact on the effective tax rate of higher taxed U.S. earnings compared to foreign earnings (10.0%) and no tax benefit of repatriation in 2017 (13.3%).

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

•	In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California
Restructuring"). Under this restructuring, we reduced certain general, manufacturing and facility related expenses.

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2017 Actions	$6.9	$6.9	Q2 2017 - Q4 2018
2016 Actions	14.1	13.3	Q2 2016 - Q4 2017
California Restructuring	3.0	3.0	Q3 2016 - Q4 2017
Total Savings	$24.0	$23.2

As shown in the table above our projected cumulative restructuring savings are lower than our cumulative planned savings amounts. This is primarily attributed to reducing lower than planned general, administrative and manufacturing related expenses. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $1.2 million and $1.4 million to complete the 2016 Actions and 2017 Actions. These charges are expected to be recorded between the fourth quarter of 2017 through the fourth quarter of 2018. California Restructuring has been completed and, as such, no additional restructuring charges are expected to be incurred in connection with this action.

Liquidity and Capital Resources

Our liquidity needs arise primarily from acquisitions, capital investment in new machinery, information technology systems, the improvement of facilities, funding working capital requirements to support business growth initiatives, restructuring actions, dividend payments, pension funding obligations and debt service costs. We have historically generated cash from operations and believe we have resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

On September 24, 2017, we entered into a Purchase Agreement (the “Purchase Agreement”) with Colfax Corporation (“Colfax”) to acquire FH (the “Transaction”). The Transaction is subject to a number of conditions and is expected to be completed by the end of the fourth quarter of 2017. Refer to Note 4, Business Acquisition and Pending Acquisition, to the condensed consolidated financial statements for details regarding the Transaction. If we complete the Transaction, we will incur significant debt, including secured indebtedness, as described below.  As a result of the anticipated financings for the Transaction, our total debt is expected to increase by approximately $550.0 million at the closing of the Transaction.  A high degree of leverage could have important consequences, as described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. In addition, in the event that the Purchase Agreement is terminated by Colfax when all of the mutual conditions and our conditions to close the Transaction (other than those that are to be satisfied at the closing) have been satisfied and Colfax confirms to us that Colfax is prepared to and able to, and will, consummate the closing on the date on which the closing should have occurred under the Purchase Agreement, and we fail to consummate the closing on such date, then we will be required to pay Colfax a termination fee of $50.0 million.

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	October 1, 2017	October 2, 2016
Cash flow provided by (used in):
Operating activities	$2,008	$38,950
Investing activities	(6,037)	(9,590)
Financing activities	15,039	45
Effect of exchange rate changes on cash and cash equivalents	6,338	983
Increase in cash and cash equivalents	$17,348	$30,388

During the nine months ended October 1, 2017, we generated $2.0 million of cash from operating activities compared to $39.0 million during the same period in 2016. The $36.9 million decrease was primarily driven by cash used to procure inventory$49.9 million which was driven by our distributed valves ($46.6 million) and engineered valves businesses ($9.9 million). The decrease in cash was also attributed to the non-achievement of the CFS earn-out award $12.2 million. These decreases were partially offset by cash provided by other working capital accounts, such as accounts payable, prepaid expenses, and other assets, which provided for $26.2 million of cash flow primarily due to the timing of payments to vendors.

During the nine months ended October 1, 2017, we used cash of $6.0 million in investing activities as compared to using cash of $9.6 million during the same period in 2016. The $3.6 million year over year increase in cash was primarily driven by the receipt of $1.5 million from the settlement of an acquisition related working capital adjustment in 2017 and lower capital expenditures of $3.0 million. This was offset by year over year lower proceeds from our sale of property plant and equipment of $0.9 million.

During the nine months ended October 1, 2017, we generated $15.0 million of cash from financing activities as compared to generating cash of less than $0.1 million during the same period in 2016. The $15.0 million year over year increase in cash generated from financing activities related to $272.6 million increase in net payments of long-term debt, offset by a $287.7 million increase in proceeds from long-term debt. Total debt as a percentage of total shareholders’ equity was 60% as of October 1, 2017 compared to 62% as of December 31, 2016.

As a result of a significant portion of our cash balances being denominated in Euros and our U.S. Dollar functional currency being weaker, we had a $6.3 million increase in reported cash balances due to currency exchange rate differences.

On May 11, 2017, we entered into the New Credit Agreement, which provides for a $400.0 million revolving line of credit and a $100.0 million term loan that was funded at closing in full. The New Credit Agreement replaced and terminated our Prior Credit Agreement, dated as of July 31, 2014. The term loan requires quarterly principal payments of 1.125% beginning June 30, 2017. The Company has mandatory debt repayment obligations of $5.0 million per year ($1.25 million per quarter) until 2022 under the New Credit Agreement. The outstanding principal amounts bear interest at a fluctuating rate per annum (generally the 30 day LIBOR rate) plus an applicable margin, with such margin being determined in accordance with the leverage ratio of the Company.

The Prior Credit Agreement, under which we had borrowings of approximately $254.0 million outstanding, was terminated, as of May 11, 2017 and replaced by the New Credit Agreement. As of October 1, 2017, we had borrowings of $269.0 million outstanding under the New Credit Agreement and $40.4 million outstanding under letters of credit. The New Credit Agreement matures on May 11, 2022. In connection with the Purchase Agreement, we have obtained financing commitments from Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and SunTrust Bank for a $785.0 million first lien term loan and a $150.0 million secured revolving credit facility to finance the Transaction. The new senior secured facilities would replace the New Credit Agreement.

Certain loan agreements of ours contain covenants that require, among other items, maintenance of certain financial ratios and also limit our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock. The two primary financial covenants are leverage ratio and interest coverage ratio. We were in compliance with all covenants related to our existing debt obligations on October 1, 2017 and we believe it is reasonably likely that we will continue to meet such covenants over at least the next 12 months.

Our ratio of current assets to current liabilities was 3.2:1 as of October 1, 2017 compared to 3.1:1 at December 31, 2016. The current ratio increased slightly primarily due to an increase in cash, inventories and prepaid expense and other current assets as of October 1, 2017 as compared to December 31, 2016.

As of October 1, 2017, cash, cash equivalents, and short-term investments totaled $75.6 million, substantially all of which was held in foreign bank accounts. This compares to $58.3 million of cash, cash equivalents, and short-term investments as of December 31, 2016, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications.

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

In the fourth quarter 2017, we expect to continue to generate cash flow from operating activities sufficient to support our capital expenditures and pay dividends of approximately $0.6 million based on our current dividend practice of paying $0.0375 per share quarterly. Based on our expected cash flows from operations, contractually available borrowings under our New Credit Agreement and the financing commitments for the new $785.0 million secured term loan facility and a $150.0 million secured revolving credit facility that would replace the New Credit Agreement, we expect to have sufficient liquidity to fund working capital needs and future growth for at least the next 12 months.

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

Market Risk

The oil & gas markets historically have been subject to cyclicality depending upon supply and demand for crude oil, its derivatives and natural gas. When oil or gas prices decrease, expenditures on maintenance and repair decline rapidly and outlays for exploration and in-field drilling projects decrease and, accordingly, demand for valve products is reduced. However, when oil and gas prices rise, maintenance and repair activity and spending for projects normally increase and we benefit from increased demand for valve products. However, oil or gas price increases may be considered temporary in nature or not driven by customer demand and, therefore, may result in longer lead times for increases in sales orders. As a result, the timing and magnitude of changes in market demand for oil and gas valve products are difficult to predict. A decline in oil price will have a similar impact on the demand for our products, particularly in markets, such as North America, where the cost of oil production is relatively higher. Similarly, although not to the same extent as the oil & gas markets, the general industrial, chemical processing, aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand. Lower oil prices results in reduced spending on our products as production or prices are cut. As a result, we historically have generated lower revenues and profits in periods of declining demand or prices for crude oil and natural gas. In the latter half of fiscal year 2014 continuing into 2017, our operating results were adversely affected due to dramatic decreases in the price of oil and our customers reduced their spending on our products as level of activity fell. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Any future downward pricing pressure on crude oil could have a material adverse effect on our business, financial condition or results of operations. These fluctuations have had a material adverse effect on our business, financial condition and results of operations and may continue going forward.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of October 1, 2017, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have made no changes in our internal control over financial reporting during the quarter ended October 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the revised risk factors set forth below.

Implementation of our acquisition, divestiture, restructuring, or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability. Consummation of the pending Transaction will significantly increase our indebtedness, which could reduce our flexibility to operate our business and increase our interest expense.

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

On September 24, 2017, we entered into the Purchase Agreement.  The Transaction contemplated by the Purchase Agreement is subject to a number of conditions and is expected to be completed by the end of the fourth quarter of 2017.  Refer to Note 4, Business Acquisition and Pending Acquisition, to the condensed consolidated financial statements for details regarding the Transaction.  We have incurred significant costs arising from efforts to engage in the Transaction, and these expenditures may not result in the successful completion of the transaction.  In addition, in the event that the Purchase Agreement is terminated by Colfax when all of the mutual conditions and our conditions to close the Transaction (other than those that are to be satisfied at the closing) have been satisfied and Colfax confirms to us that Colfax is prepared to and able to, and will, consummate the closing on the date on which the closing should have occurred under the Purchase Agreement, and we fail to consummate the closing on such date, then we will be required to pay Colfax a termination fee of $50.0 million.  In connection with the Transaction, we have obtained financing commitments from Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and SunTrust Bank for a $785.0 million secured term loan facility and a $150.0 million secured revolving credit facility.  The new senior secured facilities would replace the New Credit Agreement.  Upon consummation of the Transaction, our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, the amount of cash required to pay principal and interest on our increased indebtedness levels following completion of the Transaction, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the completion of the Transaction. This increased indebtedness could also have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Transaction, then our ability to service our indebtedness may be adversely impacted.

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

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
2.1***
Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed with the Securities and Exchange Commission on September 25, 2017.

10.1
Commitment Letter, dated as of September 24, 2017, by and among CIRCOR International, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and SunTrust Bank, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed wth the Securities and Exchange Commission on September 25, 2017.

10.2
Form of Stockholder Agreement, by and between CIRCOR International, Inc. and Colfax Corporation, incorporated herein by reference to Exhibit D to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed with the Securities and Exchange Commission on September 25, 2017.

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, as filed with the Securities and Exchange Commission on October 27, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of October 1, 2017 and December 31, 2016
	(ii)	Condensed Consolidated Statements of Income for the Three and Nine Months Ended October 1, 2017 and October 2, 2016
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 1, 2017 and October 2, 2016
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2017 and October 2, 2016
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.
***
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

October 27, 2017	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

October 27, 2017	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

October 27, 2017	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer