Form 10-Q
period 2018-04-01
CIRCOR INTERNATIONAL INC
filed 2018-05-10
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

As of May 8, 2018, there were 19,830,057 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	April 1, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,305	$110,356
Trade accounts receivable, less allowance for doubtful accounts of $5,882 and $4,791, respectively	198,181	223,922
Inventories	253,712	244,896
Restricted Cash	1,898	1,937
Prepaid expenses and other current assets	70,290	57,282
Total Current Assets	647,386	638,393
PROPERTY, PLANT AND EQUIPMENT, NET	226,439	217,539
OTHER ASSETS:
Goodwill	520,157	505,762
Intangibles, net	497,027	513,364
Deferred income taxes	28,236	22,334
Other assets	8,862	9,407
TOTAL ASSETS	$1,928,107	$1,906,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,441	$117,329
Accrued expenses and other current liabilities	167,753	170,454
Accrued compensation and benefits	30,865	34,734
Total Current Liabilities	317,059	322,517
LONG-TERM DEBT	815,795	787,343
DEFERRED INCOME TAXES	31,099	26,122
PENSION LIABILITY, NET	150,572	150,719
OTHER NON-CURRENT LIABILITIES	21,486	18,124
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,825,875 and 19,785,298 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	212	212
Additional paid-in capital	440,699	438,721
Retained earnings	254,046	274,243
Common treasury stock, at cost (1,372,488 shares at April 1, 2018 and December 31, 2017)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(28,389)	(36,730)
Total Shareholders’ Equity	592,096	601,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,928,107	$1,906,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net revenues	$275,580	$145,208
Cost of revenues	199,276	98,575
GROSS PROFIT	76,304	46,633
Selling, general and administrative expenses	77,238	40,089
Special and restructuring charges (recoveries), net	12,446	(810)
OPERATING (LOSS) INCOME	(13,380)	7,354
Other expense (income):
Interest expense, net	11,801	1,669
Other (income) expense, net	(1,861)	225
TOTAL OTHER EXPENSE, NET	9,940	1,894
(LOSS) INCOME BEFORE INCOME TAXES	(23,320)	5,460
(Benefit from) provision for income taxes	(5,879)	687
NET (LOSS) INCOME	$(17,441)	$4,773
(Loss) Earnings per common share:
Basic	$(0.88)	$0.29
Diluted	$(0.88)	$0.29
Weighted average number of common shares outstanding:
Basic	19,806	16,458
Diluted	19,806	16,691
Dividends declared per common share	$—	$0.0375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net (loss) income	$(17,441)	$4,773
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,341	5,396
Other comprehensive income, net of tax	8,341	5,396
COMPREHENSIVE (LOSS) INCOME	$(9,100)	$10,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	April 1, 2018	April 2, 2017
Net (loss) income	$(17,441)	$4,773
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,334	3,798
Amortization	12,329	3,092
Bad debt expense (recovery)	261	(54)
Loss on write down of inventory and amortization of fair value step-up	7,563	548
Compensation expense of share-based plans	1,365	738
Change in fair value of contingent consideration	—	(2,500)
Amortization of debt issuance costs	881	—
Loss (gain) on sale or write down of property, plant and equipment	1,284	(110)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	22,038	14,018
Inventories	(14,850)	2,030
Prepaid expenses and other assets	(11,648)	(4,297)
Accounts payable, accrued expenses and other liabilities	(9,261)	(5,841)
Net cash (used in) provided by operating activities	(145)	16,195
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,234)	(3,001)
Proceeds from the sale of property, plant and equipment	93	190
Business acquisition, working capital adjustment	—	1,467
Net cash used in investing activities	(8,141)	(1,344)
FINANCING ACTIVITIES
Proceeds from long-term debt	71,950	34,900
Payments of long-term debt	(44,106)	(43,100)
Dividends paid	—	(624)
Proceeds from the exercise of stock options	301	295
Return of cash to seller	(7,905)	—
Net cash provided by (used in) financing activities	20,240	(8,529)
Effect of exchange rate changes on cash and cash equivalents	956	1,055
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,910	7,377
Cash, cash equivalents, and restricted cash at beginning of period	112,293	58,279
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$125,203	$65,656
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,104	$509
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

The consolidated balance sheet as of December 31, 2017 is as reported in our audited consolidated financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. Our accounting policies are described in the notes to our December 31, 2017 consolidated financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Note 2 with respect to newly adopted accounting standards. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 1, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as updated below with respect to newly adopted accounting standards.

New Accounting Standards - Adopted

On January 1, 2018, we adopted the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides further clarification of the definition of a business with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide criteria to determine when a set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2017-01 has not had a material impact on our consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-09 has not had a material impact on our consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 has not had a material impact on our consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amend presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We have elected to use the practical expedient that permits us to use the amounts disclosed in our pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For prospective and retroactive reclassification, service costs are recorded within the selling, general, and administrative caption of our consolidated income statement, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated income statement. For the first quarter of 2017, we reclassified $0.4 million of income from the selling, general, and administrative caption to other (income) expense within our consolidated income statement.

On January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “new revenue standard”) using the modified retrospective transition approach. The new revenue standard provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and replaces most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles ("GAAP"). We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative periods presented have not been restated and continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for performance obligations. In order to apply this revenue recognition principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied. See Note 14, Revenue Recognition for further information.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	As of December 31, 2017	ASC 606 Adjustments	As of January 1, 2018
Assets
Contract assets (1)	15,019	(2,995)	12,024
Inventories	244,896	540	245,436
Deferred income taxes	22,333	1,123	23,456

Liabilities
Contract liabilities (2)	(33,718)	(1,517)	(35,235)
Deferred income taxes	(26,122)	92	(26,030)

Equity
Retained earnings	(274,243)	2,757	(271,486)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

Note that the net impact on retained earnings under the new revenue standard is the result of offsetting amounts attributed to contracts that converted from point in time to over time recognition of $2.5 million and contracts that converted from over time to point in time recognition of $5.3 million.

For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedients under the new revenue standard, which did not have a material effect on the adjustment to retained earnings.

The tables below illustrate the differences in our condensed consolidated statement of (loss) income and balance sheet due to the change in revenue recognition standard (in thousands):

	For the three months ended April 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Net revenues	275,580	243,775	31,805
Cost of revenues	199,276	175,066	24,210
(Benefit) provision from income taxes	(5,879)	(7,579)	1,700
Net (Loss) Income	(17,441)	(23,336)	5,895

	As of April 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Contract assets (1)	26,454	18,733	7,721
Inventories	253,712	259,679	(5,967)
Deferred income taxes	28,236	29,981	(1,745)

Liabilities
Contract liabilities (2)	31,221	35,962	(4,741)
Deferred income taxes	31,099	30,844	255
Retained earnings (3)	254,046	249,551	4,495

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

For the three months ended April 1, 2018, we realized changes to our net loss and in the working capital accounts as described above, with no impact on our net cash flows from operating activities.

For the three months ended April 1, 2018, the only impacts to comprehensive income as a result of the changes between the balances with ASC 606 and without ASC 606 related to the adjustments to net loss shown in the table above.

New Accounting Standards - Not yet Adopted

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

(3) Revenue Recognition

Our revenue is derived from a variety of contracts. A significant portion of our revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the energy, aerospace, defense and industrial markets. Our contracts within the defense markets are primarily with U.S. military customers. Our contracts with the U.S. military customers typically are subject to the Federal Acquisition Regulation (FAR). We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements.

Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract. In these cases, the effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis, except when such modifications relate to a performance obligation which is a series of substantially the same distinct goods or services.  If the modification relates to a performance obligation for a series of substantially the same distinct goods or services, the modifications are treated prospectively. Contract modifications for goods or services that are considered distinct from the existing contract are accounted for as separate contracts.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred to the customer. Consistent with historical practice, we exclude from the transaction price amounts collected on behalf of third parties (e.g. taxes). Our performance obligations are typically satisfied at a point in time upon delivery and shipping and handling costs are treated as fulfillment costs. To determine the proper revenue recognition method for contracts for highly engineered, complex and severe environment products with right of payment, which meet over-time revenue recognition criteria, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. In certain instances, we accounted for contracts using the portfolio approach when the effect of accounting for a group of contracts or group of performance obligations would not differ materially from considering each contract or performance obligation separately. This determination requires the use of estimates and assumptions that reflect the size and composition of the portfolio. For most of our over-time revenue recognition contracts, the customer contracts with us to provide custom products which serve a single project or capability (even if that single project results in the delivery of multiple products) with right of payment. In circumstances where each distinct product in the contract transfers to the customer over time and the same method would be used to measure the entity’s progress toward complete satisfaction of the performance obligation to transfer each unit to the customer, we would then apply the series guidance to account for the multiple products as a single performance obligation. Hence, the entire contract is accounted for as one performance obligation. An example of these performance obligations include refinery valves or actuation components and sub-systems. Less commonly, however, we may promise to provide distinct goods or services within the over-time revenue recognition contract, in which case we separate the contract into more than one performance obligation. For all contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Generally, the contractually stated price is the primary method used to estimate standalone selling price as the good or service is sold separately in similar circumstances and to similar customers for a similar price and discounts are allocated proportionally to each performance obligation. The Company will not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when the transfer of control to our customers and when the customer fully pays for the related performance obligations will be less than a year.

Revenue from products and services transferred to customers over-time accounted for 11 percent of our revenue for the three-month period ended April 1, 2018. The majority of our revenue recognized over-time is related to our Engineered Valves and Refinery Valves businesses within our Energy segment and certain other businesses that provide customized products to U.S. military customers within our Aerospace and Defense segment and have contract provisions guaranteeing us costs and profit upon customer cancellation. Revenue is recognized over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

On April 1, 2018, we had $502.1 million of remaining performance obligations. We expect to recognize approximately 86 percent of our remaining performance obligations as revenue during the remainder of 2018, 12 percent by 2019, and an additional 2 percent by 2020 and thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Contract assets include unbilled amounts typically resulting from over-time contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current.

Generally, payment terms are based on shipment and billing occurs subsequent to revenue recognition, resulting in contract assets for over-time revenue recognition products. However, we sometimes receive advances or deposits from our customers, before revenue is recognized, resulting in contract liabilities. Contract liabilities are generally classified as current. These assets and liabilities are reported net on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Consistent with historical practice, we elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period.

The opening and closing balances of the Company’s contract assets and contract liabilities balances as of April 1, 2018 are as follows (in thousands):

	January 1, 2018	April 1, 2018	Increase/(Decrease)
Trade accounts receivables, net	223,922	198,181	(25,741)
Contract assets (1)	12,024	26,454	14,430
Contract liabilities (2)	35,235	31,221	(4,014)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

The difference in the opening and closing balances of the contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment.

Trade account receivables, net decreases $25.7 million, or (-11%) primarily driven by customer cash collections during the quarter (-10%).

Contact assets increased $14.4 million, or 120%, related to unbilled revenue recognized during the three months ended April 1, 2018 within our US Defense business (+54%), Refinery Valves business (+28%), North America Valves businesses (+27%), and Pumps Defense business (+22%).

Contract liabilities decreased $4.0 million, or 11%, from $35.2 million as of January 1, 2018 to $31.2 million as of April 1, 2018, primarily driven by revenue recognized over time during the three months ended April 1, 2018 within our Refinery Valves business (-6%) and Pumps Defense business (-5%).

Contract Estimates. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, we have a Company-wide standard and disciplined quarterly Estimate at Completion ("EAC") process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the delivery schedule (e.g., the timing of shipments), technical requirements (e.g., a highly engineered product requiring sub-contractors) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. Based on all of these factors, we estimate the profit on a contract as the difference between the total estimated revenue and EAC costs and recognize the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress.

The nature of our contracts gives rise to several types of variable consideration, including penalties. We include in our contract estimates a reduction to revenue for customer agreements, primarily in our large projects business, which contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. We generally estimate the variable consideration at the most likely amount to which the customer expects to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The variable consideration for estimated penalties is based on several factors including historical customer settlement experience, contractual penalty percentages, and facts surrounding the late shipment.

A change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. There have been no significant changes in estimates in the three months ended April 1, 2018.

Disaggregation of Revenue. The following table presents our revenue disaggregated by several categories. Revenue by major product line was as follows (in thousands):

Three months ended	April 1, 2018

Energy Segment
Oil & Gas - Upstream, Midstream & Other	$47,885
Oil & Gas - Downstream	52,087
Total	99,972

Aerospace & Defense Segment
Commercial Aerospace & Other	26,657
Defense	31,820
Total	58,477
Industrial Segment
Europe, Middle East, Africa and Asia	80,445
North America	36,686
Total	117,131

Q1 2018 Revenue	$275,580

(4) Inventories

Inventories consisted of the following (in thousands):

	April 1, 2018	December 31, 2017
Raw materials	$80,901	$82,372
Work in process	133,767	121,709
Finished goods	39,044	40,815
Total inventories	$253,712	$244,896

(5) Business Acquisition

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

Effective January 1, 2018, the operating results of FH have been split between each of our operating segments, Energy, Aerospace & Defense, and Industrial based upon the end markets of the sub-businesses within FH.

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

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents (a)	$63,403
Restricted cash (a)	1,911
Accounts receivable	76,571
Inventory	78,280
Prepaid expenses and other current assets	16,937
Deferred income taxes	41,454
Property, plant and equipment	122,242
Identifiable intangible assets	383,000
Other assets	338
Accounts payable	(46,045)
Cash payable to seller (a)	(65,314)
Accrued and other expenses	(63,845)
Long-term post-retirement liabilities	(143,067)
Other long-term liabilities	(11,215)
Deferred tax liabilities	(52,618)
Total identifiable net assets	$402,032
Goodwill	301,855
Total purchase price	$703,887

Consideration
Base purchase price	$542,000
Net working capital and other purchase accounting adjustments	18,121
Common Stock	143,766
Total	$703,887

(a) cash acquired to be returned to seller.

During the first quarter of 2018, we identified certain uncollectible accounts receivables ($1.4 million), obsolete inventories ($0.4 million), and obligations ($0.7 million) which required further adjustment to our December 11, 2017 opening balance sheet. The identified adjustments have been recorded against our FH opening balance sheet during the first quarter of 2018.

The excess of purchase price paid over the fair value of FH's net assets was recorded to goodwill, which is primarily attributable to projected future profitable growth, market penetration, as well as an expanded customer base for the Fluid Handling businesses acquired. Approximately 50% of goodwill is projected to be deductible for income tax purposes.

The FH acquisition resulted in the preliminary identification of the following identifiable intangible assets (in thousands):

	Original Estimate	Measurement Period Adjustment	Fair Value	Weighted average amortization period (in years)
Customer relationships	$215,000	$(7,000)	$208,000	19
Existing technologies	107,000	6,000	113,000	20
Trade names	44,000	2,000	46,000	Indefinite-life
Backlog	22,000	(6,000)	16,000	4
Total intangible assets	$388,000	$(5,000)	$383,000

During the first quarter of 2018, with the help of third party specialists, we adjusted the fair value of the acquired FH intangibles based upon better information regarding discount rates, royalty rates, and more granular business forecasts that was determinable at the time of acquisition. The revised fair value of acquired FH intangibles have been recorded against our FH opening balance sheet during the first quarter of 2018.

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate. These approaches included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. Customer relationships, aftermarket backlog, and existing technology are amortized on a cash flow basis which reflects the economic benefit consumed. The trade name was assigned an indefinite life based on the Company’s intention to keep the trade names for an indefinite period of time. Refer to Note 6, Goodwill and Intangibles, net for future expected amortization to be recorded.

(6) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2017 and April 1, 2018 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2017	$154,058	$62,548	$289,156	$505,762
Adjustments to preliminary purchase price allocation	(5,406)	(5,711)	19,628	8,511
Currency translation adjustments	2,726	39	3,119	5,884
Goodwill as of April 1, 2018	$151,378	$56,876	$311,903	$520,157

During the first quarter of 2018, we identified certain uncollectible accounts receivables, obsolete inventories, and obligations which required further adjustment to our December 11, 2017 opening balance sheet. The identified adjustments have been recorded against our FH opening balance sheet during the first quarter of 2018 and are reflected in the line "adjustments to preliminary purchase price allocation" listed in the table above.

During the first quarter ended April 1, 2018, we realigned our organizational structure under three reportable business segments: Energy, Aerospace & Defense and Industrial. Our realignment was a triggering event for goodwill impairment testing. During the quarter we evaluated our reporting units for goodwill impairment and determined no impairments existed.

The table below presents gross intangible assets and the related accumulated amortization as of April 1, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,399)
Non-amortized intangibles (primarily trademarks and trade names)	86,335	—
Customer relationships	314,596	(47,269)
Order backlog	23,823	(10,389)
Acquired technology	141,426	(11,766)
Other	5,410	(5,139)
Total	$576,989	$(79,962)
Net carrying value of intangible assets	$497,027

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 1, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	After 2022
Estimated amortization expense	$36,975	$50,096	$45,903	$43,655	$38,221	$195,842

(7) Segment Information

Our Chief Operating Decision Maker evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining incentive compensation achievement. The following table presents certain reportable segment information (in thousands):

As of December 31, 2017 we organized our reporting structure into three segments: CIRCOR Energy ("Energy segment" or "Energy"), CIRCOR Advanced Flow Solutions ("Advanced Flow Solutions segment" or "AFS"), and CIRCOR Fluid Handling ("Fluid Handling").

Effective January 1, 2018, we realigned our businesses with end markets to simplify the business, clarify customer and channel relationships and help us exploit growth synergy opportunities across the organization. The new reporting segments are Energy, Aerospace & Defense and Industrial. The Energy segment will remain unchanged except for the addition of reliability services, a business from the Fluid Handling acquisition. The Aerospace & Defense segment will include the Aerospace business out of our AFS segment, as well as the Pumps Defense business of Fluid Handling. The Industrial segment will include the remaining portion of Fluid Handling as well as the industrial solutions and power and process businesses that were part of AFS. In addition, a number of smaller product lines were realigned as part of this change to better manage and serve our customers. The current and prior periods are reported under the new segments.

	Three Months Ended
	April 1, 2018	April 2, 2017
Net revenues
Energy	$99,972	$76,210
Aerospace & Defense	58,477	41,601
Industrial	117,131	27,397
Consolidated net revenues	$275,580	$145,208

Segment Income
Energy - Segment Operating Income	$5,696	$6,407
Aerospace & Defense - Segment Operating Income	8,931	3,784
Industrial - Segment Operating Income	12,948	4,384
Corporate expenses	(7,802)	(5,479)
Subtotal	19,773	9,096
Restructuring charges, net	9,615	1,458
Special charges (recoveries), net	2,831	(2,268)
Special and restructuring charges (recoveries), net	12,446	(810)
Restructuring related inventory charges	473	—
Amortization of inventory step-up	6,600	—
Acquisition amortization	11,797	2,552
Acquisition depreciation	1,837	—
Restructuring and other cost, net	20,707	2,552
Consolidated Operating (Loss) Income	(13,380)	7,354
Interest expense, net	11,801	1,669
Other (income) expense, net	(1,861)	225
(Loss) Income from operations before income taxes	$(23,320)	$5,460

Capital expenditures
Energy	$3,345	$791
Aerospace & Defense	944	505
Industrial	3,624	453
Corporate	276	483
Consolidated capital expenditures	$8,189	$2,232

Depreciation and amortization
Energy	4,201	$3,071
Aerospace & Defense	2,793	1,131
Industrial	12,440	2,340
Corporate	229	348
Consolidated depreciation and amortization	19,663	$6,890

Identifiable assets	April 1, 2018	April 2, 2017
Energy	$976,000	$626,183
Aerospace & Defense	348,291	196,681
Industrial	1,327,094	241,985
Corporate	(723,278)	(249,896)
Consolidated identifiable assets	$1,928,107	$814,953

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $17.0 million and $49.0 million as of April 1, 2018 and April 2, 2017, respectively.

(8) Financial Instruments

Fair Value

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

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of April 1, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of April 1, 2018.

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

The following table sets forth information related to our product warranty reserves for the three months ended April 1, 2018 (in thousands):

Balance beginning December 31, 2017	$4,623
Provisions	618
Claims settled	(809)
Currency translation adjustment	67
Balance ending April 1, 2018	$4,499

Warranty obligations decreased $0.1 million from $4.6 million as of December 31, 2017 to $4.5 million as of April 1, 2018, primarily driven by net claims settled and quarterly provisions within our Industrial segment.

(10) Commitments and Contingencies

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

We are subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes, including issues arising under certain customer contracts with aerospace and defense customers. We are also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we expect that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million has been recorded as a liability as of April 1, 2018 and December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and is expected to be approved by the California Superior Court during the second half of 2018.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $85.9 million at April 1, 2018. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 1, 2018.

The following table contains information related to standby letters of credit instruments outstanding as of April 1, 2018 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$56,698
Greater than 12 months	29,165
Total	$85,863

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Pension Benefits - U.S. Plans
Service cost	$—	$—
Interest cost	1,762	426
Expected return on plan assets	(3,771)	(575)
Amortization	38	184
Net periodic benefit (income) cost	$(1,971)	$35

Pension Benefits - Non-U.S. Plans
Service cost	$774	N/A
Interest cost	552	N/A
Expected return on plan assets	(258)	N/A
Amortization	—	N/A
Net periodic benefit cost	$1,068	N/A

Other Post-Retirement Benefits
Service cost	$—	N/A
Interest cost	86	N/A
Amortization	—	N/A
Net periodic benefit cost	$86	N/A

N/A - no international pension plans or other post-retirement benefits

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our consolidated statements of income for the three months ending April 1, 2018 and April 2, 2017, respectively.

(12) Income Taxes

As of April 1, 2018 and December 31, 2017, we had $2.6 million and $3.0 million of unrecognized tax benefits, respectively, of which $2.5 million and $2.6 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2014 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain foreign deferred income tax assets, we maintained a total valuation allowance of $23.1 million at April 1, 2018 and $22.1 million at December 31, 2017. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In connection with the enactment of the US Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, we recorded provisional estimates for certain provisions of the Tax Act as of December 31, 2017. We have not made any changes to these provisional estimates as of April 1, 2018.

In addition, the Tax Act created a new requirement that certain income, such as Global Intangible Low-Taxed Income (“GILTI”), earned by a controlled foreign corporation must be included in the gross income of its U.S. shareholder, effective January 1, 2018. The Tax Act also created the base erosion anti-abuse tax (“BEAT”), a new minimum tax, effective January 1, 2018. We have included the impact of the GILTI provision in the calculation of our 2018 effective tax rate. We do not believe that BEAT has any impact to us.

(13) Share-Based Compensation

As of April 1, 2018, there were 966,861 stock options and 352,861 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plans ("RSU MSPs") Awards outstanding. In addition, there were 336,646 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of April 1, 2018.

During the three months ended April 1, 2018, we granted 127,704 stock options compared with 142,428 stock options granted during the three months ended April 2, 2017.

The average fair value of stock options granted during the first three months of 2018 and 2017 was $14.68 and $19.36, respectively, and was estimated using the following weighted-average assumptions:

	April 1, 2018	April 2, 2017
Risk-free interest rate	2.5%	1.7%
Expected life (years)	4.4	4.5
Expected stock volatility	37.2%	35.1%
Expected dividend yield	—%	0.3%

For additional information regarding the historical issuance of stock options, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended April 1, 2018 and April 2, 2017, we granted 143,198 and 53,855 RSU Awards with approximate fair values of $42.61 and $60.99 per RSU Award, respectively. During the first three months of 2018 and 2017, we granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 143,198 RSU Awards granted during the three months ended April 1, 2018, 48,080 are performance-based RSU Awards. This compares to 31,369 performance-based RSU Awards granted during the three months ended April 2, 2017.

RSU MSPs totaling 34,937 and 26,726 with per unit discount amounts representing fair values of $14.06 and $20.13 were granted during the three months ended April 1, 2018 and April 2, 2017, respectively.

Compensation expense related to our share-based plans for the three months ended April 1, 2018 and April 2, 2017 was $1.3 million and $0.7 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $0.7 million for anticipated below-threshold achievement of performance-based RSUs granted in February 2015. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of April 1, 2018, there was $14.3 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 1, 2018 was 5.3 years and 4.7 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 1, 2018 was $0.1 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of April 1, 2018 was $1.0 million and $0.7 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended April 1, 2018 was $1.0 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of April 1, 2018 was $11.7 million and $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended April 1, 2018 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of April 1, 2018 was $0.8 million and less than $0.1 million, respectively.

As of April 1, 2018, there were 53,282 Cash Settled Stock Unit Awards outstanding compared to 40,469 as of December 31, 2017. During the three months ended April 1, 2018, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.2 million. As of April 1, 2018, we had $0.8 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2017. Cash Settled Stock Unit Award related compensation costs (recoveries) for the three months ended April 1, 2018 and April 2, 2017 was $0.1 million and less than $0.1 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the three months ended April 1, 2018 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Total
Balance as of December 31, 2017	$(28,584)	$(8,146)	$(36,730)
Other comprehensive income	8,341	—	8,341
Balance as of April 1, 2018	$(20,243)	$(8,146)	$(28,389)

(15) (Loss) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	April 1, 2018			April 2, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(17,441)	19,806	$(0.88)	$4,773	16,458	$0.29
Dilutive securities, common stock options	—	—	—	—	233	—
Diluted EPS	$(17,441)	19,806	$(0.88)	$4,773	16,691	$0.29

Stock options, RSU Awards, and RSU MSPs covering 126,926 and 178,186 shares of common stock, for the three months ended April 1, 2018 and April 2, 2017, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(16) Special & Restructuring Charges (Recoveries), net

Special and Restructuring Charges (Recoveries), net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges, net on our consolidated statements of (loss) income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of (loss) income for the three months ended April 1, 2018 and April 2, 2017:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended
	April 1, 2018	April 2, 2017
Special charges (recoveries), net	$2,831	$(2,268)
Restructuring charges, net	9,615	1,458
Total special and restructuring charges (recoveries), net	$12,446	$(810)

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges, net recorded for the three months ended April 1, 2018:

	Special Charges, net
	For the three months ended April 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$376	$—	$—	$—	$376
Acquisition related charges	—	—	—	2,455	2,455
Total special charges, net	$376	$—	$—	$2,455	$2,831

Acquisition related charges: On December 11, 2017, we acquired FH. In connection with our acquisition, we recorded $2.5 million during the first quarter of 2018 related to internal and external professional fee costs to integrate the FH business into our legacy framework.

Brazil Closure: On November 3, 2015, our Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.4 million of charges within the Energy segment during the three months ended April 1, 2018, which relates to losses incurred subsequent to our closure of manufacturing operations during the first quarter of 2016.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three months ended April 2, 2017:

	Special (Recoveries) Charges, net
	For the three months ended April 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$232	$—	$—	$—	$232
Contingent consideration revaluation	(2,500)	—	—	—	(2,500)
Total special recoveries, net	$(2,268)	$—	$—	$—	$(2,268)

Brazil closure: In connection with the closure, we recorded $0.2 million of charges within the Energy segment during the three months ended April 2, 2017.

Contingent Consideration Revaluation: The fair value of the Refinery Valves earn-out decreased $2.5 million from $12.2 million as of December 31, 2016 to $9.7 million as of April 2, 2017. The change in fair value was recorded as a special gain during the three months ended April 2, 2017.

Restructuring Charges (Recoveries), net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three months ended April 1, 2018 and April 2, 2017, respectively. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges (Recoveries), net
	As of and for the three months ended April 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,481	$82	$—	$—	$1,563
Employee related expenses, net	6,843	—	1,209	—	8,052
Total restructuring charges, net	$8,324	$82	$1,209	$—	$9,615

Accrued restructuring charges as of December 31, 2017					$1,586
Total year to date charges, net (shown above)					9,615
Charges paid / settled, net					(4,897)
Accrued restructuring charges as of April 1, 2018					$6,304

We expect to make payment or settle the majority of the restructuring charges accrued as of April 1, 2018 during the second half of 2018.

	Restructuring Charges / (Recoveries)
	As of and for the three months ended April 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$850	$107	$—	$—	$957
Employee related expenses	172	329	—	—	501
Total restructuring charges, net	$1,022	$436	$—	$—	$1,458

Accrued restructuring charges as of December 31, 2016					$1,618
Total year to date charges, net (shown above)					1,458
Charges paid / settled, net					(1,658)
Accrued restructuring charges as of April 2, 2017					$1,418

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

During 2018 and 2017, we initiated certain restructuring activities, under which we continued to simplify our business ("2018 Actions and "2017 Actions", respectively). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

Charges associated with the 2018 Actions were recorded during the first quarter of 2018. Charges associated with the 2017 Actions were finalized in 2017.

	2018 Actions Restructuring Charges (Recoveries), net as of April 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses - incurred to date	$1,449	$—	$—	$—	$1,449
Employee related expenses - incurred to date	6,827	—	1,209	—	8,036
Total restructuring related special charges - incurred to date	$8,276	$—	$1,209	$—	$9,485

Additional Restructuring Charges

In conjunction with the restructuring action noted above, we incurred certain inventory costs that are recorded in cost of revenues instead of special and restructuring charges. During the first quarter of 2018, we recorded $0.5 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services business.

(17) Subsequent Event

Effective April 12, 2018, CIRCOR International, Inc. (the “Company”) entered into an interest rate swap pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Citizens Bank, National Association.  The four-year swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in the Company’s variable rate debt and is not for speculative trading purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the integration and impact of our recent acquisition of FH, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the FH acquisition may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

We design, manufacture and market differentiated technology products and sub-systems for markets including industrial, oil & gas, aerospace and defense, and commercial marine. CIRCOR has a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill its customers’ mission critical needs.

As of December 31, 2017 we organized our reporting structure into three segments: CIRCOR Energy ("Energy segment" or "Energy"), CIRCOR Advanced Flow Solutions ("Advanced Flow Solutions segment" or "AFS"), and CIRCOR Fluid Handling ("Fluid Handling" or "FH").

Effective January 1, 2018, we realigned our business segments with end markets to simplify the business, clarify customer and channel relationships and help us exploit growth synergy opportunities across the organization. The new reporting segments are Energy, Aerospace & Defense and Industrial. The Energy segment remains unchanged except for the addition of the Reliability Services business ("Reliability Services"), a business from the FH acquisition. The Aerospace & Defense segment includes the Aerospace business out of our AFS segment, as well as the Pumps Defense business of FH. The Industrial segment includes the remaining portion of FH as well as the Industrial Solutions and Power and Process businesses that were part of AFS. In addition, a number of smaller product lines were realigned as part of this change to better manage and serve our customers. The current and prior periods are reported under the new segments.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K, expect as updated by Note 2 with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Results of Operations

First Quarter 2018 Compared With First Quarter 2017

Consolidated Operations

	Three Months Ended
(in thousands)	April 1, 2018	April 2, 2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$99,972	$76,210	$23,762	$14,731	$6,750	$2,280
Aerospace & Defense	58,477	41,601	16,876	13,690	1,057	2,130
Industrial	117,131	27,397	89,734	89,453	(1,521)	1,803
Consolidated Net Revenues	$275,580	$145,208	$130,372	$117,874	$6,286	$6,213

Net revenues for the three months ended April 1, 2018 were $275.6 million, an increase of $130.4 million as compared to the three months ended April 2, 2017, primarily driven by our December 2017 acquisition of the Fluid Handling business, organic growth within our Energy and Aerospace & Defense businesses and, favorable foreign currency translation, partially offset by operational declines within our Industrial segment.

Segment Results

The Chief Operating Decision Maker ("CODM") is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is solely comprised of its Chief Executive Officer ("CEO"), as the CEO has the ultimate responsibility for CIRCOR strategic decision-making and resource allocation.

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

	Three Months Ended
	April 1, 2018	April 2, 2017
Net revenues
Energy	$99,972	$76,210
Aerospace & Defense	58,477	41,601
Industrial	117,131	27,397
Consolidated net revenues	$275,580	$145,208

Segment Income
Energy - Segment Operating Income	5,696	6,407
Aerospace & Defense - Segment Operating Income	8,931	3,784
Industrial - Segment Operating Income	12,948	4,384
Corporate expenses	(7,802)	(5,479)
Subtotal	19,773	9,096
Restructuring charges, net	9,615	1,458
Special charges (recoveries), net	2,831	(2,268)
Special and restructuring charges (recoveries), net (1)	12,446	(810)
Restructuring related inventory charges (1)	473	—
Amortization of inventory step-up	6,600	—
Acquisition amortization (2)	11,797	2,552
Acquisition depreciation (2)	1,837	—
Restructuring and other cost, net	20,707	2,552
Consolidated Operating (Loss) Income	(13,380)	7,354
Interest expense, net	11,801	1,669
Other (income) expense, net	(1,861)	225
(Loss) income from operations before income taxes	$(23,320)	$5,460

Consolidated Operating Margin	(5)%	5%

(1) See Special & Restructuring Charges (Recoveries), net in Note 16 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017	Change
Net Revenues	$99,972	$76,210	$23,762
Segment Operating Income	5,696	6,407	(711)
Segment Operating Margin	5.7%	8.4%

Energy segment net revenues increased $23.8 million, or 31%, for the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The increase was primarily driven by the energy-related Reliability Services business, which we acquired with the FH acquisition (+19%), our North American distributed valves business (+8%), our Refinery Valves business (+4%), and favorable foreign currency fluctuations (+3%), partially offset by declines in our large international projects business (-3%). Energy segment orders increased $29.8 million, or 30%, for the three months ended April 1, 2018 compared to the three months ended April 2, 2017, primarily driven by capital project and maintenance, repair, and overhaul orders within our Refinery Valves business (+27%), Reliability Services business (+17%), and our large international projects business (+5%), partially offset by lower orders within our North American Distributed Valves business (-18%).

Segment operating income decreased $0.7 million, or 11%, to $5.7 million for the three months ended April 1, 2018 compared to $6.4 million for the three months ended April 2, 2017. The decrease in segment operating income was primarily driven by increased costs in our North American Distributed Valves business as our Oklahoma City facility dealt with incremental costs to meet higher demand and increase manpower in a difficult labor market (-13%). In addition, operating income declined in our Instrumentation and Sampling businesses (-11%). These decreases were partially offset by improvements within our Refinery Valves business (+13%).

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017	Change
Net Revenues	$58,477	$41,601	$16,876
Segment Operating Income	8,931	3,784	5,147
Segment Operating Margin	15.3%	9.1%

Aerospace & Defense segment net revenues increased by $16.9 million, or 41%, to $58.5 million for the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The increase was primarily driven by the defense-related business ("Pumps Defense") acquired in the FH acquisition (+33%), operational increases in our United States ("U.S.") Government defense business (+9%), and favorable foreign currency fluctuations (+5%), partially offset by declines in our French business (-5%). Aerospace & Defense segment orders increased $3.4 million, or 6%, for the three months ended April 1, 2018 compared to the three months ended April 2, 2017, primarily driven by our Pumps Defense business (+21%), partially offset by declines in our U.S. Government defense business (-19%) as we recorded large orders for the Joint Strike Fighter and the Multi-Mission Maritime Aircraft programs in the prior year. The Joint Strike Fighter program orders are now expected in the fourth quarter of 2018.

Segment operating income increased $5.1 million, or 136%, to $8.9 million for the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The increase in operating income was primarily driven by the Pumps Defense business (+76%), operational improvements and price increases within our U.S. Government defense business (+34%), lower headquarter costs (+17%), and favorable foreign currency fluctuations (+9%).

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	April 1, 2018	April 2, 2017	Change
Net Revenues	$117,131	$27,397	$89,734
Segment Operating Income	12,948	4,384	8,564
Segment Operating Margin	11.1%	16.0%

Industrial segment net revenues increased $89.7 million, or 328%, to $117.1 million for the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The increase was primarily driven by the European and North American Pumps Businesses ("Pumps Businesses") acquired in the FH acquisition (327%). The European Pumps business saw a significant increase in demand, especially for the commercial marine market, offset in part by lower deliveries to North American pump customers. Industrial segment orders increased $109.0 million, or 394%, for the three months ended April 1, 2018 compared to the three months ended April 2, 2017, mainly due to the acquisition of Fluid Handling.

Segment operating income increased $8.6 million, or 195%, for the three months ended April 1, 2018 compared to the three months ended April 2, 2017, primarily driven by the Pumps Businesses (+218%) and favorable foreign currency fluctuations (+6%). These increases were partially offset by operational declines in our European Valves businesses (-23%) and our North America Valves businesses (-6%).

Corporate Expenses

Corporate expenses were $7.8 million for the three months ended April 1, 2018 compared to $5.5 million for the three months ended April 2, 2017 primarily driven by higher variable compensation, professional fees, and integration costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended April 1, 2018 and April 2, 2017, the Company recorded a net charge of $12.4 million and a net recovery of $0.8 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in our notes to the condensed consolidated financial statements.

Restructuring-related inventory charges

During the three months ended April 1, 2018, the Company recorded a charge of $0.5 million within our condensed consolidated statements of (loss) income caption "Cost of Revenues". These charges are described in further detail in our Special & Restructuring Charges (Recoveries), net note to the condensed consolidated financial statements.

Amortization of inventory step-up

During the three months ended April 1, 2018, the Company recorded a charge of $6.6 million within our condensed consolidated statements of (loss) income caption "Cost of Revenues". This charge relates to the amortization of the step-up to fair value of inventory acquired as part of our FH acquisition.

Acquisition amortization

During the three months ended April 1, 2018 and April 2, 2017, the Company recorded amortization expense of $11.8 million and $2.6 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition depreciation

During the three months ended April 1, 2018, the Company recorded depreciation expense of $1.8 million related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, Net

Interest expense increased $10.1 million to $11.8 million in the three months ended April 1, 2018 compared to the three months ended April 2, 2017. The change in interest expense was primarily due to higher outstanding debt balances as a result of our purchase of FH during the fourth quarter of 2017.

Other (Income) Expense, Net

During the three months ended April 1, 2018, we had other income, net of $1.9 million, as compared to other expense, net of $0.2 million for the three months ended April 2, 2017. The difference primarily relates to net pension income for the post-retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all non-service pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive (Loss) Income

During the three months ended April 1, 2018 we had a comprehensive loss of $9.1 million, as compared to other comprehensive income of $10.2 million for the three months ended April 2, 2017. The difference primarily relates to the decrease of $22.2 million in net income, offset by favorable foreign currency fluctuations of $2.9 million.

(Benefit from) Provision for Income Taxes

The tab below outlines the change in effective tax rate for the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 (in thousands, except percentages).

	Three months ended
	April 1, 2018	April 1, 2017
(LOSS) INCOME BEFORE INCOME TAXES	$(23,320)	$5,460

U.S. tax rate	21.0%	35.0%
Intercompany financing	8.6%	-0.9%
Global Intangible Low-Taxed Income impact	-9.2%	0.0%
Non-taxable Refinery Valves purchase consideration	0.0%	-17.3%
Foreign Tax rate differential	-1.9%	-5.7%
US permanent differences	4.0%	0.3%
Other	2.9%	1.8%
Effective tax rate	25.2%	12.6%

(Benefit from) provision for income taxes	$(5,879)	$687

Restructuring Actions

During 2018 and 2017, we initiated certain restructuring activities, under which we continue to simplify our business ("2018 Actions" and "2017 Actions",respectively). Under these restructurings, we reduced expenses, primarily through reductions in workforce and closing a number of smaller facilities. The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2018 Actions	$8.2	$8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$15.1	$15.1

As shown in the table above our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $2.9 million and $3.3 million to complete the 2018 Actions. The 2017 Actions were finalized during the fourth quarter of 2017.

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

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	April 1, 2018	April 2, 2017
Cash flow provided by (used in):
Operating activities	$(145)	$16,195
Investing activities	(8,141)	(1,344)
Financing activities	20,240	(8,529)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	956	1,055
Increase in cash, cash equivalents and restricted cash	$12,910	$7,377

During the three months ended April 1, 2018, we used $0.1 million of cash from operating activities compared to generating $16.2 million during the same period in 2017. The $16.3 million decrease was primarily driven by working capital changes including $16.9 million increased inventory purchases primarily related to the demand ramp-up in our North American Distributed Valves business and prepaid and other asset commitments of $7.4 million, partially offset by higher cash collections on outstanding receivables of $8.0 million.

During the three months ended April 1, 2018, we used cash of $8.1 million in investing activities as compared to using cash of $1.3 million during the same period in 2017. The $6.8 million year over year decrease in cash was primarily driven by additions to property, plant and equipment related primarily to upgrade projects in the FH businesses that were in process when we acquired them.

During the three months ended April 1, 2018, we generated $20.2 million of cash from financing activities as compared to using cash of $8.5 million. The $28.8 million year over year increase in cash generated from financing activities relates to the new term loan we entered into during the fourth quarter of 2017 in order to purchase the Fluid Handling business.

As of April 1, 2018, total debt (including current portion) was $823.6 million compared to $795.2 as of December 31, 2017. Total debt as a percentage of total shareholders’ equity was 140% as of April 1, 2018 compared to 131% as of December 31, 2017. As of April 1, 2018, we had available capacity to borrow an additional $46.7 million under our revolving credit facility.

We completed the acquisition of FH on December 11, 2017. The total consideration paid to acquire FH consisted of $542.0 million in cash, 3,283,424 unregistered shares of our common stock and the assumption of net pension and post-retirement liabilities of FH. We financed the cash consideration through a combination of committed debt financing and cash on hand. Refer to Note 5, “Business Acquisition,” of the consolidated financial statements for details. As a result of the transaction we incurred significant debt, including secured indebtedness, as described below.

We entered into a secured Credit Agreement, dated as of December 11, 2017 ("New Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the New Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of April 1, 2018, we had borrowings of $823.6 million outstanding under our credit facility and $85.9 million outstanding under letters of credit.

The New Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at April 1, 2018 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.0:1 as of April 1, 2018 reflected no change from December 31, 2017.

As of April 1, 2018, cash, cash equivalents, and short-term investments totaled $123.3 million, of which $58.2 million is to be returned to Colfax. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $110.4 million of cash, cash equivalents, and short-term investments as of December 31, 2017, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the

U.S. or other jurisdictions without certain tax implications. On a provisional basis, the Company does not expect to owe the one-time transition tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our New Credit Agreement for U.S. based cash needs.

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

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. See Note 17 for additional information on the interest rate swap we executed during the second quarter of 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of April 1, 2018, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018 we adopted ASC 606, Revenue from Contracts with Customers. In connection with our adoption, we implemented certain revenue recognition controls across the organization to ensure compliance with the new revenue recognition standard. There were no other changes in our internal control over financial reporting during the quarter ended April 1, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, as filed with the Securities and Exchange Commission on May 9, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three Months Ended April 1, 2018 and April 2, 2017
	(iii)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended April 1, 2018 and April 2, 2017
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2018 and April 2, 2017
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.
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

CIRCOR INTERNATIONAL, INC.

May 10, 2018	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

May 10, 2018	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

May 10, 2018	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer