Form 10-Q
period 2018-07-01
CIRCOR INTERNATIONAL INC
filed 2018-08-07
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

As of July 31, 2018, there were 19,836,602 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	July 1, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,030	$110,356
Trade accounts receivable, less allowance for doubtful accounts of $6,704 and $4,791, respectively	199,805	223,922
Inventories	244,153	244,896
Restricted cash	1,792	1,937
Prepaid expenses and other current assets	68,938	57,282
Total Current Assets	583,718	638,393
PROPERTY, PLANT AND EQUIPMENT, NET	217,471	217,539
OTHER ASSETS:
Goodwill	497,521	505,762
Intangibles, net	482,491	513,364
Deferred income taxes	41,074	22,334
Other assets	13,605	9,407
TOTAL ASSETS	$1,835,880	$1,906,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,770	$117,329
Accrued expenses and other current liabilities	104,797	170,454
Accrued compensation and benefits	32,041	34,734
Total Current Liabilities	252,608	322,517
LONG-TERM DEBT	819,779	787,343
DEFERRED INCOME TAXES	27,403	26,122
PENSION LIABILITY, NET	141,833	150,719
OTHER NON-CURRENT LIABILITIES	20,265	18,124
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,836,042 and 19,785,298 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	212	212
Additional paid-in capital	442,318	438,721
Retained earnings	259,947	274,243
Common treasury stock, at cost (1,372,488 shares at July 1, 2018 and December 31, 2017)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(54,013)	(36,730)
Total Shareholders’ Equity	573,992	601,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,835,880	$1,906,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net revenues	$301,368	$151,231	$576,948	$296,439
Cost of revenues	213,117	103,563	412,393	202,139
GROSS PROFIT	88,251	47,668	164,555	94,300
Selling, general and administrative expenses	77,999	38,218	155,237	78,305
Special and restructuring charges (recoveries), net	2,000	(1,954)	14,446	(2,763)
OPERATING INCOME (LOSS)	8,252	11,404	(5,128)	18,758
Other expense (income):
Interest expense, net	13,755	2,184	25,556	3,853
Other (income) expense, net	(3,759)	974	(5,620)	1,200
TOTAL OTHER EXPENSE, NET	9,996	3,158	19,936	5,053
(LOSS) INCOME BEFORE INCOME TAXES	(1,744)	8,246	(25,064)	13,705
(Benefit from) income taxes	(7,646)	(724)	(13,525)	(37)
NET INCOME (LOSS)	$5,902	$8,970	$(11,539)	$13,742
Earnings (Loss) per common share:
Basic	$0.30	$0.54	$(0.58)	$0.83
Diluted	$0.30	$0.54	$(0.58)	$0.82
Weighted average number of common shares outstanding:
Basic	19,836	16,497	19,821	16,478
Diluted	20,005	16,762	19,906	16,726
Dividends declared per common share	$—	$0.0375	$—	$0.0750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income (loss)	$5,902	$8,970	$(11,539)	$13,742
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(26,849)	13,185	(18,508)	18,581
Interest rate swap adjustments	1,225	—	1,225	—
COMPREHENSIVE (LOSS) INCOME	$(19,722)	$22,155	$(28,822)	$32,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	July 1, 2018	July 2, 2017
Net (loss) income	$(11,539)	$13,742
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	14,491	7,345
Amortization	24,611	6,216
Bad debt expense (recovery)	903	(319)
Loss on write down of inventory	4,076	1,068
Amortization of inventory fair value step-up	6,600	—
Compensation expense of share-based plans	2,866	1,386
Change in fair value of contingent consideration	—	(12,200)
Amortization of debt issuance costs	2,008	—
Loss (gain) on sale or write down of property, plant and equipment	1,037	(66)
Trade accounts receivable	13,163	16,478
Inventories	(14,824)	(12,382)
Prepaid expenses and other assets	(16,617)	(8,011)
Accounts payable, accrued expenses and other liabilities	(27,385)	305
Net cash (used in) provided by operating activities	(610)	13,562
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,879)	(5,504)
Proceeds from the sale of property, plant and equipment	175	318
Business acquisition, working capital consideration adjustment	6,300	1,467
Net cash used in investing activities	(5,404)	(3,719)
FINANCING ACTIVITIES
Proceeds from long-term debt	136,600	333,021
Payments of long-term debt	(105,511)	(332,233)
Debt issuance costs	—	(450)
Dividends paid	—	(1,251)
Proceeds from the exercise of stock options	440	707
Return of cash to seller	(61,201)	—
Net cash used in financing activities	(29,672)	(206)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,785)	4,056
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(41,471)	13,693
Cash, cash equivalents, and restricted cash at beginning of period	112,293	58,279
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$70,822	$71,972
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,763	$509
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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended July 1, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as updated below with respect to newly adopted accounting standards.

New Accounting Standards - Adopted

On January 1, 2018, we adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides further clarification of the definition of a business with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide criteria to determine when a set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2017-01 has not had a material impact on our condensed consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-09 has not had a material impact on our condensed consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 has not had a material impact on our condensed consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amend presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We have elected to use the practical expedient that permits us to use the amounts disclosed in our pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For prospective and retroactive reclassification, service costs are recorded within the selling, general, and administrative caption of our consolidated income statement, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated income statement. The adoption of ASU 2017-17 did not have a material impact on our prior period condensed consolidated financial statements.

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

The Company recognizes revenue to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for performance obligations. In order to apply this revenue recognition principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied. See Note 3, Revenue Recognition for further information.

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

For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with the practical expedient method under the new revenue standard, which did not have a material effect on the adjustment to retained earnings.

The tables below illustrate the differences in our condensed consolidated statement of income (loss) and balance sheet due to the change in revenue recognition standard (in thousands):

	For the three months ended July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Net revenues	301,368	294,872	6,496
Cost of revenues	213,117	210,527	2,590
Benefit from income taxes	(7,646)	(8,535)	889
Net Income	5,902	2,885	3,017

	For the six months ended July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Net revenues	576,948	539,915	37,033
Cost of revenues	412,393	388,780	23,613
Benefit from income taxes	(13,525)	(16,531)	3,006
Net Loss	(11,539)	(21,953)	10,414

	As of July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Contract assets (1)	30,130	343	29,787
Inventories	244,153	268,847	(24,694)
Deferred income taxes	41,074	43,993	(2,919)

Liabilities
Contract liabilities (2)	31,721	40,045	(8,324)
Deferred income taxes	27,403	27,319	84
Retained earnings	259,947	248,133	11,814

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.

For the three and six months ended July 1, 2018, we realized changes to our net income (loss) and in the working capital accounts as described above, with no impact on our net cash flows from operating activities.

For the three and six months ended July 1, 2018, the only impact to comprehensive income as a result of the changes between the balances with ASC 606 and without ASC 606 related to the adjustments to net income (loss) shown in the table above.

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

(3) Revenue Recognition

Our revenue is derived from a variety of contracts. A significant portion of our revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the energy, aerospace, defense and industrial markets. Our contracts within the defense markets are primarily with U.S. military customers. Our contracts with the U.S. military customers typically are subject to the Federal Acquisition Regulations (FAR). We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract. In these cases, the effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis, except when such modifications relate to a performance obligation which is a series of substantially the same distinct goods or services.  If the modification relates to a performance obligation for a series of substantially the same distinct goods or services, the modifications are treated prospectively. Contract modifications for goods or services that are considered distinct from the existing contract are accounted for as separate contracts.

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

Revenue from products and services transferred to customers over-time accounted for 1 percent and 6 percent of our revenue for the three and six months ended July 1, 2018, respectively. The majority of our revenue recognized over-time is related to our Refinery Valves business within our Energy segment and certain other businesses that sell customized products to customers that serve the U.S. Department of Defense within our Aerospace and Defense segment and have contract provisions guaranteeing us costs and profit upon customer cancellation. Revenue is recognized over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

On July 1, 2018, we had $537.1 million of remaining performance obligations. We expect to recognize approximately 74 percent of our remaining performance obligations as revenue during the remainder of 2018, 23 percent by 2019, and an additional 3 percent by 2020 and thereafter.

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

The opening and closing balances of the Company’s contract assets and contract liabilities balances as of July 1, 2018 are as follows (in thousands):

	January 1, 2018	July 1, 2018	Increase/(Decrease)
Trade accounts receivables, net	223,922	199,805	(24,117)
Contract assets (1)	12,024	30,130	18,106
Contract liabilities (2)	35,235	31,721	(3,514)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

The difference in the opening and closing balances of the contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment.

Trade account receivables, net decreased $24.1 million, or 11%, to $199.8 million as of July 1, 2018, primarily driven by cash collections during the six months ended July 1, 2018.

Contract assets increased $18.1 million, or 151%, to $30.1 million as of July 1, 2018, primarily related to unbilled revenue recognized during the six months ended July 1, 2018 within our Refinery Valves business (+57%), and US Defense business (+56%).

Contract liabilities decreased $3.5 million, or 10%, to $31.7 million as of July 1, 2018, primarily driven by revenue recognized over time during the six months ended July 1, 2018 within our Pumps Defense business (-9%) and Refinery Valves business (-1%).

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three months ended July 1, 2018.

Disaggregation of Revenue. The following table presents our revenue disaggregated by major product line (in thousands):

	July 1, 2018
	Three Months Ended	Six Months Ended

Energy Segment
Oil & Gas - Upstream, Midstream & Other	$54,993	$102,878
Oil & Gas - Downstream	57,811	109,898
Total	112,804	212,776

Aerospace & Defense Segment
Commercial Aerospace & Other	27,452	66,204
Defense	30,048	49,773
Total	57,500	115,977
Industrial Segment
Europe, Middle East, Africa and Asia	85,777	166,223
North America	45,287	81,972
Total	131,064	248,195

Net Revenue	$301,368	$576,948

(4) Inventories

Inventories consisted of the following (in thousands):

	July 1, 2018	December 31, 2017
Raw materials	$77,760	$82,372
Work in process	122,450	121,709
Finished goods	43,943	40,815
Total inventories	$244,153	$244,896

(5) Business Acquisition

Fluid Handling

On September 24, 2017, CIRCOR entered into a Purchase Agreement (the “Purchase Agreement”) with Colfax Corporation (“Colfax”). Pursuant to the Purchase Agreement, on December 11, 2017, the Company acquired the fluid handling business of Colfax ("FH") for consideration consisting of $542.0 million in cash, 3,283,424 unregistered shares of the Company's common stock, with a fair value of approximately $143.8 million at closing, and the assumption of net pension and post-retirement liabilities of FH. The cash consideration is subject to customary working capital adjustments. The Company financed the cash consideration through a combination of committed debt financing and cash on hand. During the second quarter of 2018, the shares were registered and sold with all proceeds going to Colfax.

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

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents (a)	$63,403
Restricted cash (a)	1,911
Accounts receivable	76,095
Inventory	78,036
Prepaid expenses and other current assets	16,937
Deferred income taxes	41,454
Property, plant and equipment	122,128
Identifiable intangible assets	383,178
Other assets	778
Accounts payable	(46,011)
Cash payable to seller (a)	(65,314)
Accrued and other expenses	(65,792)
Long-term post-retirement liabilities	(143,067)
Other long-term liabilities	(11,215)
Deferred tax liabilities	(48,776)
Total identifiable net assets	$403,745
Goodwill	293,842
Total purchase price	$697,587

Consideration
Base purchase price	$542,000
Net working capital and other purchase accounting adjustments	11,821
Common Stock	143,766
Total	$697,587

(a) Cash acquired and returned to seller by the second quarter of 2018.

During the first quarter of 2018, we identified certain uncollectible accounts receivables ($1.4 million), obsolete inventories ($0.4 million), and obligations ($0.7 million) which required further adjustment to our December 11, 2017 opening balance sheet. The identified adjustments have been recorded against our FH opening balance sheet during the first quarter of 2018.

During the second quarter of 2018, we received cash from Colfax to settle customary working capital adjustments
($6.3 million) and finalized a liability for a loss customer contract ($5.4 million, including $1.7 million for liquidated damages) which required further adjustment to our December 11, 2017 opening balance sheet. These adjustments have been recorded against our FH opening balance sheet during the second quarter of 2018.

The excess of purchase price paid over the fair value of FH's net assets was recorded to goodwill, which is primarily attributable to projected future profitable growth, market penetration, as well as an expanded customer base for the FH businesses acquired. Approximately 50% of goodwill is projected to be deductible for income tax purposes.

The FH acquisition resulted in the preliminary identification of the following identifiable intangible assets (in thousands):

	Original Estimate	Measurement Period Adjustment	Fair Value	Weighted average amortization period (in years)
Customer relationships	$215,000	$(7,000)	$208,000	19
Acquired technologies	107,000	6,000	113,000	20
Trade names	44,000	2,000	46,000	Indefinite-life
Backlog	22,000	(6,000)	16,000	4
Total intangible assets	$388,000	$(5,000)	$383,000

During the first quarter of 2018, with the help of third party specialists, we adjusted the fair value of the acquired FH intangibles based upon better information regarding discount rates, royalty rates, and more detailed business unit forecasts that was determinable at the time of acquisition. The revised fair value of acquired FH intangibles have been recorded against our FH opening balance sheet during the first quarter of 2018.

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate. These approaches included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. Customer relationships, backlog, and existing technology are amortized on a cash flow basis which reflects the economic benefit consumed. The trade name was assigned an indefinite life based on the Company’s intention to keep the trade names for an indefinite period of time. Refer to Note 6, Goodwill and Intangibles, net for future expected amortization to be recorded.

(6) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2017 and July 1, 2018 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2017	$154,058	$62,548	$289,156	$505,762
Adjustments to preliminary purchase price allocation	(5,406)	(5,711)	11,615	498
Currency translation adjustments	(2,690)	(57)	(5,992)	(8,739)
Goodwill as of July 1, 2018	$145,962	$56,780	$294,779	$497,521

During the first and second quarters of 2018, we identified certain uncollectible accounts receivables, obsolete inventories, a liability for a loss contract, and other obligations which required further adjustment to our December 11, 2017 opening balance sheet. The identified adjustments have been recorded against our FH opening balance sheet during the first and second quarters of 2018 and are reflected in the line "adjustments to preliminary purchase price allocation" listed in the table above.

During the first quarter ended April 1, 2018, we realigned our organizational structure under three reportable business segments: Energy, Aerospace & Defense and Industrial. Our realignment was a triggering event for goodwill impairment testing. During the first quarter, we evaluated our reporting units for goodwill impairment and determined no impairments existed.

The table below presents gross intangible assets and the related accumulated amortization as of July 1, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,399)
Non-amortized intangibles (primarily trademarks and trade names)	85,360	—
Customer relationships	311,345	(49,544)
Backlog	23,425	(13,087)
Acquired technology	141,265	(16,521)
Other	5,111	(4,863)
Total	$571,905	$(89,414)
Net carrying value of intangible assets	$482,491

The table below presents estimated remaining amortization expense for intangible assets recorded as of July 1, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	After 2022
Estimated amortization expense	$24,458	$49,797	$45,709	$43,560	$38,153	$195,454

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

As of December 31, 2017 we had organized our reporting structure into three segments: CIRCOR Energy ("Energy segment" or "Energy"), CIRCOR Advanced Flow Solutions ("Advanced Flow Solutions segment" or "AFS"), and CIRCOR Fluid Handling ("Fluid Handling").

Effective January 1, 2018, we realigned our businesses with end markets to simplify the business, clarify customer and channel relationships and help us exploit growth synergy opportunities across the organization. The new reporting segments are Energy, Aerospace & Defense and Industrial. The Energy segment remains unchanged except for the addition of Reliability Services, a business from the FH acquisition. The Aerospace & Defense segment includes the Aerospace business out of our AFS segment, as well as the Pumps Defense business of Fluid Handling. The Industrial segment includes the remaining portion of Fluid Handling as well as the industrial solutions and power and process businesses (mainly control valves) that were part of AFS. In addition, a number of smaller product lines were realigned as part of this change to better manage and serve our customers. The current and prior periods are reported under the new segment structure.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018		July 2, 2017
Net revenues
Energy	$112,804	$78,276	$212,776		$154,486
Aerospace & Defense	57,500	43,304	115,977		84,905
Industrial	131,064	29,651	248,195		57,048
Consolidated net revenues	$301,368	$151,231	$576,948		$296,439

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	$9,242	$8,170	$14,938		$14,576
Aerospace & Defense - Segment Operating Income	6,992	4,374	15,923		8,158
Industrial - Segment Operating Income	15,037	4,901	27,983		9,285
Corporate expenses	(6,450)	(5,396)	(14,249)		(10,874)
Subtotal	24,821	12,049	44,595		21,145
Restructuring charges, net	844	3,566	10,459		5,025
Special charges (recoveries), net	1,156	(5,520)	3,987		(7,788)
Special and restructuring charges (recoveries), net	2,000	(1,954)	14,446		(2,763)
Restructuring related inventory charges	1,067	—	1,540		—
Amortization of inventory step-up	—	—	6,600		—
Acquisition amortization	11,665	2,599	23,565	—	5,150
Acquisition depreciation	1,837	—	3,572		—
Acquisition amortization and other costs, net	14,569	2,599	35,277		5,150
Consolidated Operating Income (Loss)	8,252	11,404	(5,128)		18,758
Interest expense, net	13,755	2,184	25,556		3,853
Other (income) expense, net	(3,759)	974	(5,620)		1,200
(Loss) Income from operations before income taxes	$(1,744)	$8,246	$(25,064)		$13,705

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Capital expenditures
Energy	$935	$706	$4,280	$1,496
Aerospace & Defense	897	966	1,841	1,470
Industrial	2,226	681	5,850	1,134
Corporate	111	260	387	743
Consolidated capital expenditures	$4,169	$2,613	$12,358	$4,843

Depreciation and amortization
Energy	$3,865	$3,109	$8,066	$6,194
Aerospace & Defense	5,349	1,051	8,142	2,180
Industrial	10,033	2,159	22,473	4,499
Corporate	192	347	421	695
Consolidated depreciation and amortization	$19,439	$6,666	$39,102	$13,568

Identifiable assets	July 1, 2018	December 31, 2017
Energy	$900,117	$837,492
Aerospace & Defense	333,090	375,094
Industrial	1,330,358	1,408,217
Corporate	(727,685)	(714,004)
Consolidated identifiable assets	$1,835,880	$1,906,799

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $9.6 million and $53.8 million as of July 1, 2018 and July 2, 2017, respectively.

(8) Financial Instruments

Fair Value

The company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy based on the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level One: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of July 1, 2018 and December 31, 2017, the outstanding balance of the

Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

Effective April 12, 2018, the Company entered into an interest rate swap pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Citizens Bank, National Association ("interest rate swap").  The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in the Company’s variable rate debt and is not for speculative trading purposes.

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The net fair value of the interest rate swap was $1.2 million and is recorded in Other assets of $2.3 million and Accrued expenses and other current liabilities of $1.1 million on our condensed consolidated balance sheet as of July 1, 2018. The unrealized gains recognized in other comprehensive income (loss) were $0.6 million, and the realized loss of $0.6 million was reclassified from other comprehensive income (loss) to interest expense as interest expense was accrued on the swap during the three and six months ended July 1, 2018, respectively. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $1.1 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.1 million and $11.3 million for the three and six months ended July 1, 2018, respectively.

The interest rate swap is a Level 2 financial instrument.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of July 1, 2018.

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

The following table sets forth information related to our product warranty reserves for the six months ended July 1, 2018 (in thousands):

Balance beginning December 31, 2017	$4,623
Provisions	952
Claims settled	(1,017)
Currency translation adjustment	(153)
Balance ending July1, 2018	$4,405

Warranty obligations decreased $0.2 million from $4.6 million as of December 31, 2017 to $4.4 million as of July 1, 2018, primarily driven by net claims settled and quarterly provisions within each of our operating segments.

(10) Commitments and Contingencies

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million has been recorded as a liability as of July 1, 2018 and December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and is expected to be approved by the California Superior Court during the second half of 2018.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $76.8 million at July 1, 2018. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from July 1, 2018.

The following table contains information related to standby letters of credit instruments outstanding as of July 1, 2018 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$34,979
Greater than 12 months	41,785
Total	$76,764

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	1,762	426	3,523	852
Expected return on plan assets	(3,771)	(575)	(7,542)	(1,151)
Amortization	146	184	293	367
Net periodic benefit (income) cost	$(1,863)	$35	$(3,726)	$68

Pension Benefits - Non-U.S. Plans
Service cost	$758	$—	$1,535	$—
Interest cost	540	—	1,094	—
Expected return on plan assets	(254)	—	(513)	—
Amortization	—	—	—	—
Net periodic benefit cost	$1,044	$—	$2,116	$—

Other Post-Retirement Benefits
Service cost	$—	$—	$—	$—
Interest cost	86	—	173	—
Amortization	—	—	—	—
Net periodic benefit cost	$86	$—	$173	$—

There were no international pension plans or other post-retirement benefits for the period ended July 2, 2017.

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our consolidated statements of income for the three and six months ended July 1, 2018 and July 2, 2017, respectively.

(12) Income Taxes

As of July 1, 2018 and December 31, 2017, we had $2.5 million and $3.0 million of unrecognized tax benefits, respectively, of which $2.4 million and $2.6 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain foreign deferred income tax assets, we maintained a total valuation allowance of $23.4 million at July 1, 2018 and $22.1 million at December 31, 2017. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In connection with the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, we recorded provisional estimates for certain provisions of the Tax Act as of December 31, 2017. We have not made any changes to these provisional estimates as of July 1, 2018.

In addition, the Tax Act created a new requirement that certain income, the Global Intangible Low-Taxed Income (“GILTI”), earned by a controlled foreign corporation must be included in the gross income of its U.S. shareholder, effective January 1, 2018. The Tax Act also created the base erosion anti-abuse tax (“BEAT”), a new minimum tax, effective January 1, 2018. We have included the impact of the GILTI provision in the calculation of our 2018 effective tax rate. We do not believe that BEAT will have a material impact on our financial position or results of operations.

(13) Share-Based Compensation

As of July 1, 2018, there were 899,501 stock options and 344,636 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plans Awards ("RSU MSPs") outstanding. In addition, there were 361,487 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of July 1, 2018.

During the six months ended July 1, 2018, we granted 127,704 stock options compared with 142,428 stock options granted during the six months ended July 2, 2017.

The average fair value of stock options granted during the first six months of 2018 and 2017 was $14.68 and $19.36 per share, respectively, and was estimated using the following weighted-average assumptions:

	July 1, 2018	July 2, 2017
Risk-free interest rate	2.5%	1.7%
Expected life (years)	4.4	4.5
Expected stock volatility	37.2%	35.1%
Expected dividend yield	—%	0.3%

For additional information regarding the historical issuance of stock options, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

During the six months ended July 1, 2018 and July 2, 2017, we granted 158,369 and 55,445 RSU Awards with approximate fair values of $43.11 and $61.05 per RSU Award, respectively. During the first six months of 2018 and 2017, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. These performance-based RSU Awards include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 158,369 RSU Awards granted during the six months ended July 1, 2018, 48,080 are performance-based RSU Awards. This compares to 31,369 performance-based RSU Awards granted during the six months ended July 2, 2017.

RSU MSPs totaling 34,937 and 26,726 with per unit discount amounts representing fair values of $14.06 and $20.13 per share were granted during the six months ended July 1, 2018 and July 2, 2017, respectively.

Compensation expense related to our share-based plans for the six months ended July 1, 2018 and July 2, 2017 was $2.9 million and $1.4 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $1.1 million for anticipated below-threshold achievement of performance-based RSU Awards granted in February 2015. In addition, 2018 compensation expense includes amounts related to employees from the FH acquisition completed on December 11, 2017. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of July 1, 2018, there was $12.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

The weighted average contractual term for stock options outstanding and options exercisable as of July 1, 2018 was 5.1 years and 4.4 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 1, 2018 was $0.1 million and the aggregate intrinsic value of both stock options outstanding and options exercisable as of July 1, 2018 was less than $0.1 million.

The aggregate intrinsic value of RSU Awards settled during the six months ended July 1, 2018 was $1.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of July 1, 2018 was $9.9 million and $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended July 1, 2018 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of July 1, 2018 was $0.5 million and less than $0.1 million, respectively.

As of July 1, 2018, there were 51,128 Cash Settled Stock Unit Awards outstanding compared to 40,469 as of December 31, 2017. During the six months ended July 1, 2018, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of July 1, 2018, we had $0.8 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2017. Cash Settled Stock Unit Award related compensation costs for the six months ended July 1, 2018 and July 2, 2017 was $0.2 million and $0.1 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the six months ended July 1, 2018 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2017	$(28,584)	$(8,146)	—	$(36,730)
Other comprehensive income	(18,508)	—	1,225	(17,283)
Balance as of July 1, 2018	$(47,092)	$(8,146)	1,225	$(54,013)

(15) Earnings (Loss) Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	July 1, 2018			July 2, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,902	19,836	$0.30	$8,970	16,497	$0.54
Dilutive securities, common stock options	—	169	—	—	265	—
Diluted EPS	$5,902	20,005	$0.30	$8,970	16,762	$0.54

	Six Months Ended
	July 1, 2018			July 2, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(11,539)	19,821	$(0.58)	$13,742	16,478	$0.83
Dilutive securities, common stock options	—	85	—	—	248	(0.01)
Diluted EPS	$(11,539)	19,906	$(0.58)	$13,742	16,726	$0.82

Stock options, RSU Awards, and RSU MSPs covering 381,326 and 173,840 shares of common stock, for the six months ended July 1, 2018 and July 2, 2017, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of (loss) income for the three and six months ended July 1, 2018 and July 2, 2017:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Special charges (recoveries), net	$1,156	$(5,520)	$3,987	$(7,788)
Restructuring charges, net	844	3,566	10,459	5,025
Total special and restructuring charges (recoveries), net	$2,000	$(1,954)	$14,446	$(2,763)

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges, net recorded for the three and six months ended July 1, 2018:

	Special Charges, net
	For the three months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$156	$—	$—	$—	$156
Acquisition related charges	—	—	—	1,000	1,000
Total special charges, net	$156	$—	$—	$1,000	$1,156

	Special Charges, net
	For the six months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$532	$—	$—	$—	$532
Acquisition related charges	—	—	—	3,455	3,455
Total special charges, net	$532	$—	$—	$3,455	$3,987

Acquisition related charges: On December 11, 2017, we acquired FH. In connection with our acquisition, we recorded $1.0 million and $3.5 million during the three and six months ended July 1, 2018, respectively, related to internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into our legacy structure.

Brazil Closure: On November 3, 2015, our Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.2 million and $0.5 million of charges within the Energy segment during the three and six months ended July 1, 2018, respectively, which relates to losses incurred subsequent to our closure of manufacturing operations during the first quarter of 2016.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and six months ended July 2, 2017:

	Special (Recoveries) Charges, net
	For the three months ended July 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Divestiture	$—	$3,748	$—	$101	$3,849
Contingent consideration revaluation	(9,700)	—	—	—	(9,700)
Acquisition related charges	—	—	—	136	136
Brazil closure	195	—	—	—	195
Total special recoveries, net	$(9,505)	$3,748	$—	$237	$(5,520)

	Special (Recoveries) Charges, net
	For the six months ended July 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Divestiture	$—	$3,748	$—	$101	$3,849
Contingent consideration revaluation	(12,200)	—	—	—	(12,200)
Acquisition related charges	—	—	—	136	136
Brazil closure	427	—	—	—	427
Total special recoveries, net	$(11,773)	$3,748	$—	$237	$(7,788)

Divestiture: On July 7, 2017, we divested our French non-core aerospace build-to-print business within our Aerospace & Defense segment as part of our simplification strategy. We considered this business as non-core because the products or services did not fit our strategy and the long-term profitable growth prospects were below our expectations. Divestiture of this non-core business enables us to focus resources on businesses where there is greater opportunity to achieve sales growth, higher margins, and market leadership. We measured the disposal group at its fair value less cost to sell, which was lower than its carrying value, and recorded a $3.8 million charge during the second quarter of 2017. Also, in connection with this disposition we recorded a $1.5 million of severance included as a restructuring charge.

Contingent Consideration Revaluation: The fair value of the earn-out in connection with our October 2016 acquisition of Critical Flow Solutions ("CFS") decreased $9.7 million and $12.2 million during the three and six months ended July 2, 2017, respectively. The change in fair value was recorded as a special gain during the three and six months ended July 2, 2017. Accordingly, the revised fair value assessment indicates an earn-out of zero as of July 2, 2017.

Acquisition related charges: In connection with our CFS acquisition, we recorded $0.1 million of acquisition related professional fees during the three and six months ended July 2, 2017.

Brazil closure: In connection with the closure, we recorded $0.2 million and $0.4 million of charges within the Energy segment during the three and six months ended July 2, 2017, respectively.

Restructuring Charges (Recoveries), net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three and six months ended July 1, 2018 and July 2, 2017. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges / (Recoveries)
	As of and for the three months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$191	$48	$—	$—	$239
Employee related expenses, net	605	—	—	—	605
Total restructuring charges, net	$796	$48	$—	$—	$844

Accrued restructuring charges as of April 1, 2018					$6,304
Total quarter to date charges, net (shown above)					844
Charges paid / settled, net					(5,601)
Accrued restructuring charges as of July 1, 2018					$1,547

	Restructuring Charges / (Recoveries)
	As of and for the six months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,672	$130	$—	$—	$1,802
Employee related expenses, net	7,448	—	1,209	—	8,657
Total restructuring charges, net	$9,120	$130	$1,209	$—	$10,459

Accrued restructuring charges as of December 31, 2017					$1,586
Total year to date charges, net (shown above)					10,459
Charges paid / settled, net					(10,498)
Accrued restructuring charges as of July 1, 2018					$1,547

We expect to make payment or settle the majority of the restructuring charges accrued as of July 1, 2018 during the second half of 2018.

	Restructuring Charges / (Recoveries)
	As of and for the three months ended July 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,144	$170	$55	$—	$1,369
Employee related expenses	803	1,557	(163)	—	2,197
Total restructuring charges, net	$1,947	$1,727	$(108)	$—	$3,566

Accrued restructuring charges as of April 2, 2017					$1,418
Total quarter to date charges, net (shown above)					3,566
Charges paid / settled, net					(2,866)
Accrued restructuring charges as of July 2, 2017					$2,118

	Restructuring Charges / (Recoveries)
	As of and for the six months ended July 2, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,994	$252	$80	$—	$2,326
Employee related expenses	975	1,887	(163)	—	2,699
Total restructuring charges, net	$2,969	$2,139	$(83)	$—	$5,025

Accrued restructuring charges as of December 31, 2016					$1,618
Total year to date charges, net (shown above)					5,025
Charges paid / settled, net					(4,525)
Accrued restructuring charges as of July 2, 2017					$2,118

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

During 2018 and 2017, we initiated certain restructuring activities, under which we continued to simplify our business ("2018 Actions" and "2017 Actions", respectively). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities.

Charges associated with the 2018 Actions were recorded during the first and second quarters of 2018. Charges associated with the 2017 Actions were finalized in 2017.

	2018 Actions Restructuring Charges (Recoveries), net as of July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses - incurred to date	$1,449	$—	$—	$—	$1,449
Employee related expenses - incurred to date	7,382	—	1,209	—	8,591
Total restructuring related special charges - incurred to date	$8,831	$—	$1,209	$—	$10,040

Additional Restructuring Charges

In conjunction with the restructuring action noted above, we incurred certain inventory costs that are recorded in cost of revenues instead of special and restructuring charges. For the quarter and six months ended July 1, 2018, we recorded $1.1 million and $1.6 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services and Engineered Valves businesses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the integration and impact of our acquisition of fluid handling business of Colfax Corporation ("Colfax"), involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the acquisition of the fluid handling business of Colfax may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Effective January 1, 2018, we realigned our business segments with end markets to simplify the business, clarify customer and channel relationships and help us exploit growth synergy opportunities across the organization. The new reporting segments are Energy, Aerospace & Defense and Industrial. The Energy segment remains unchanged except for the addition of the Reliability Services business ("Reliability Services"), a business from the FH acquisition. The Aerospace & Defense segment includes the Aerospace business out of our AFS segment, as well as the Pumps Defense business of FH. The Industrial segment includes the remaining portion of FH as well as the Industrial Solutions and Power and Process businesses (essentially control valves products) that were part of AFS. In addition, a number of smaller product lines were realigned as part of this change to better manage and serve our customers. The current and prior periods are reported under the new segments.

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

Results of Operations

Second Quarter 2018 Compared With Second Quarter 2017

Consolidated Operations

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$112,804	$78,276	$34,528	$17,419	$15,764	$1,345
Aerospace & Defense	57,500	43,304	14,196	11,793	1,319	1,084
Industrial	131,064	29,651	101,413	100,602	(222)	1,033
Consolidated Net Revenues	$301,368	$151,231	$150,137	$129,814	$16,861	$3,462

Net revenues for the three months ended July 1, 2018 were $301.4 million, an increase of $150.1 million (+99%) as compared to the three months ended July 2, 2017, primarily driven by our December 2017 acquisition of the Fluid Handling business (+86%), organic growth within our Energy and Aerospace & Defense businesses (+11%) and favorable foreign currency translation (+2%).

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

Our CODM evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income determined under U.S. Generally Accepted Accounting Principles ("GAAP") excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining incentive compensation achievement. The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended	Three Months Ended
	July 1, 2018	July 2, 2017
Net revenues
Energy	$112,804	$78,276
Aerospace & Defense	57,500	43,304
Industrial	131,064	29,651
Consolidated net revenues	$301,368	$151,231

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	9,242	8,170
Aerospace & Defense - Segment Operating Income	6,992	4,374
Industrial - Segment Operating Income	15,037	4,901
Corporate expenses	(6,450)	(5,396)
Subtotal	24,821	12,049
Restructuring charges, net	844	3,566
Special charges (recoveries), net	1,156	(5,520)
Special and restructuring charges (recoveries), net (1)	2,000	(1,954)
Restructuring related inventory charges (1)	1,067	—
Acquisition amortization (2)	11,665	2,599
Acquisition depreciation (2)	1,837	—
Acquisition amortization and other costs, net	14,569	2,599
Consolidated Operating Income	8,252	11,404
Interest expense, net	13,755	2,184
Other (income) expense, net	(3,759)	974
(Loss) income from operations before income taxes	(1,744)	8,246

Consolidated Operating Margin	2.7%	7.5%

(1) See Special & Restructuring Charges (Recoveries), net in Note 16 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	$112,804	$78,276	$34,528
Segment Operating Income	9,242	8,170	1,072
Segment Operating Margin	8.2%	10.4%

Energy segment net revenues increased $34.5 million, or 44%, for the three months ended July 1, 2018 compared to the three months ended July 2, 2017. The increase was primarily driven by the addition of the Reliability Services business acquired with the FH acquisition (+22%), our North American Distributed Valves business (+12%), our Refinery Valves business (+11%), and favorable foreign currency fluctuations (+2%), partially offset by declines in our Engineered Valves business (-4%). Energy segment orders increased $40.0 million, or 55%, for the three months ended July 1, 2018 compared to the three months ended July 2, 2017, primarily driven by our Reliability Services business (+25%), our Engineered Valves business (+20%), and capital project and maintenance, repair, and overhaul orders within our Refinery Valves business (+12%), partially offset by lower orders within our North American Distributed Valves business (-3%).

Segment operating income increased $1.1 million, or 13%, to $9.2 million for the three months ended July 1, 2018 compared to $8.2 million for the three months ended July 2, 2017. The increase was primarily driven by operational improvements within our Refinery Valves business (+30%) and recently acquired Reliability Services business (+26%), partially offset by operational losses within our Engineered Valves business (-42%).

The decrease in Segment Operating Margin from 10.4% to 8.2% was primarily driven by losses within Engineered Valves and lower profitability in Distributed Valves.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	$57,500	$43,304	$14,196
Segment Operating Income	6,992	4,374	2,618
Segment Operating Margin	12.2%	10.1%

Aerospace & Defense segment net revenues increased by $14.2 million, or 33%, to $57.5 million for the three months ended July 1, 2018 compared to the three months ended July 2, 2017. The increase was primarily driven by the defense-related business ("Pumps Defense") acquired in the FH acquisition (+27%), price and volume increases in our United States ("U.S.") actuation and fluid controls business, U.S. Government defense business (+5%), and favorable foreign currency fluctuations (+3%), partially offset by declines in our French business (-3%) primarily due to the divestiture of our "build-to-print" business in 2017. Aerospace & Defense segment orders increased $19.5 million, or 49%, for the three months ended July 1, 2018 compared to the three months ended July 2, 2017, primarily driven by our Pumps Defense business (+39%) and our U.S. actuation and fluid controls business (+12%), partially offset by declines in our U.S. Government defense and French businesses (-2%).

Segment operating income increased $2.6 million, or 60%, to $7.0 million for the three months ended July 1, 2018 compared to the three months ended July 2, 2017. The increase in operating income was primarily driven by the Pumps Defense business (+51%), lower headquarter costs (+30%), and operational improvements within our French business (+10%), partially offset by operational declines in our U.S. actuation (-20%) which includes an inventory write-down and UK defense businesses (-12%).

The increase in Segment Operating Margin from 10.1% to 12.2% was primarily driven by the addition of the higher margin Pumps Defense business as well as improved profit margins in France.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	$131,064	$29,651	$101,413
Segment Operating Income	15,037	4,901	10,136
Segment Operating Margin	11.5%	16.5%

Industrial segment net revenues increased $101.4 million to $131.1 million for the three months ended July 1, 2018 compared to the three months ended July 2, 2017. The increase was primarily driven by the European and North American Pumps Businesses ("Pumps Businesses") acquired in the FH acquisition (+339%). The Pumps businesses saw a significant increase in orders in the general industrial sector in Europe.  Demand in North America was largely driven by the timing of certain Navy orders, bookings in Oil & Gas end markets, and strength in general industrial sectors. Industrial segment orders increased $106.9 million, or 358%, for the three months ended July 1, 2018 compared to the three months ended July 2, 2017, mainly due to the FH acquisition.

Segment operating income increased $10.1 million, for the three months ended July 1, 2018 compared to the three months ended July 2, 2017, primarily driven by the Pumps Businesses (+195%), European Valves businesses (+10%), and favorable foreign currency fluctuations (+4%).

The decrease in segment operating margin from 16.5% to 11.5% was driven by the addition of the lower margin Pumps Business.

Corporate Expenses

Corporate expenses were $6.5 million for the three months ended July 1, 2018 compared to $5.4 million for the three months ended July 2, 2017 primarily driven by higher variable compensation, professional fees and integration costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended July 1, 2018 and July 2, 2017, the Company recorded a net charge of $2.0 million and a net recovery of $2.0 million, respectively, within our condensed consolidated statements of income (loss) caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in Note 16 to the condensed consolidated financial statements.

Restructuring-related inventory charges

During the three months ended July 1, 2018, the Company recorded a charge of $1.1 million within our condensed consolidated statements of income (loss) caption "Cost of Revenues". These charges are described in further detail in Note 16 to the condensed consolidated financial statements.

Acquisition amortization

During the three months ended July 1, 2018 and July 2, 2017, the Company recorded amortization expense of $11.7 million and $2.6 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition step-up depreciation

During the three months ended July 1, 2018, the Company recorded depreciation expense of $1.8 million related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense increased $11.6 million to $13.8 million in the three months ended July 1, 2018 compared to the three months ended July 2, 2017. The change in interest expense was primarily due to higher outstanding debt balances as a result of our purchase of FH during the fourth quarter of 2017.

Other (Income) Expense, net

During the three months ended July 1, 2018, we had other income, net of $3.8 million, as compared to other expense, net of $1.0 million for the three months ended July 2, 2017. The difference primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all non-service pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of income (loss).
In addition, we had gains related to changes in foreign currency whereas in the three months ended July 2, 2017, we had losses.

Comprehensive (Loss) Income

During the three months ended July 1, 2018 we had a comprehensive loss of $19.7 million, as compared to other comprehensive income of $22.2 million for the three months ended July 2, 2017. The decrease primarily relates to unfavorable foreign currency fluctuations of $40.0 million.

Benefit from Income Taxes

The table below outlines the change in effective tax rate for the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 (in thousands, except percentages).

	Three months ended
	July 1, 2018	July 2, 2017
(LOSS) INCOME BEFORE INCOME TAXES	$(1,744)	$8,246

U.S. tax rate	21.0%	35.0%
State taxes	73.2%	0.4%
US permanent differences	143.8%	(0.5)%
Foreign Tax rate differential	(160.2)%	(2.4)%
Unbenefited foreign losses	(33.1)%	(0.4)%
Global Intangible Low-Taxed Income impact	82.6%	—%
Intercompany financing	300.1%	(1.1)%
Non-taxable Refinery Valves purchase consideration	—%	(40.2)%
Other	2.0%	0.4%
Effective tax rate	429.4%	(8.8)%

Benefit from income taxes	$(7,646)	$(724)

First Six Months of 2018 Compared With First Six Months of 2017

Consolidated Operations

	Six Months Ended
(in thousands)	July 1, 2018	July 2, 2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$212,776	$154,486	$58,290	$32,150	$22,515	$3,625
Aerospace & Defense	115,977	84,905	31,072	25,483	2,376	3,213
Industrial	248,195	57,048	191,147	190,054	(1,741)	2,834
Consolidated Net Revenues	$576,948	$296,439	$280,509	$247,687	$23,150	$9,672

Net revenues for the six months ended July 1, 2018 were $576.9 million, an increase of $280.5 million (+95%) as compared to the six months ended July 2, 2017, primarily driven by our December 2017 acquisition of FH (+84%), organic growth within our Energy and Aerospace & Defense businesses (+8%) and favorable foreign currency translation (+3%).

Segment Results

(in thousands, except percentages)	Six Months Ended	Six Months Ended
	July 1, 2018	July 2, 2017
Net revenues
Energy	$212,776	$154,486
Aerospace & Defense	115,977	84,905
Industrial	248,195	57,048
Consolidated net revenues	$576,948	$296,439

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	14,938	14,576
Aerospace & Defense - Segment Operating Income	15,923	8,158
Industrial - Segment Operating Income	27,983	9,285
Corporate expenses	(14,249)	(10,874)
Subtotal	44,595	21,145
Restructuring charges, net	10,459	5,025
Special charges (recoveries), net	3,987	(7,788)
Special and restructuring charges (recoveries), net (1)	14,446	(2,763)
Restructuring related inventory charges (1)	1,540	—
Amortization of inventory step-up	6,600	—
Acquisition amortization (2)	23,565	5,150
Acquisition depreciation (2)	3,572	—
Acquisition amortization and other costs, net	35,277	5,150
Consolidated Operating (Loss) Income	(5,128)	18,758
Interest expense, net	25,556	3,853
Other (income) expense, net	(5,620)	1,200
(Loss) income from operations before income taxes	$(25,064)	$13,705

Consolidated Operating Margin	(0.9)%	6.3%

(1) See Special & Restructuring Charges (Recoveries), net in Note 16 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Six Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	$212,776	$154,486	$58,290
Segment Operating Income	14,938	14,576	362
Segment Operating Margin	7.0%	9.4%

Energy segment net revenues increased $58.3 million, or 38%, for the six months ended July 1, 2018 compared to the six months ended July 2, 2017. The increase was primarily driven by the addition of the Reliability Services business acquired with the FH acquisition (+21%), our North American Distributed Valves business (+10%), our Refinery Valves business (+8%), and favorable foreign currency fluctuations (+2%), partially offset by declines in our Engineered Valves business (-4%). Energy segment orders increased $69.7 million, or 40%, for the six months ended July 1, 2018 compared to the six months ended July 2, 2017, primarily driven by our Reliability Services business (+20%), capital project and maintenance, repair, and overhaul orders within our Refinery Valves business (+21%), and our Engineered Valves business (+11%), partially offset by lower orders within our North American Distributed Valves business (-12%).

Segment operating income increased $0.4 million, or 2%, to $14.9 million, for the six months ended July 1, 2018 compared to$14.6 million for the six months ended July 2, 2017. The increase was primarily driven by increased volume within our Refinery Valves business (+22%), recently acquired Reliability Services business (+14%), and lower headquarter costs (+8%), partially offset by operational declines within our Engineered Valves business (-28%) and operational inefficiencies in our North American Distributed Valves businesses (-10%).

The decrease in Segment Operating Margin from 9.4% to 7.0% was primarily driven by losses within Engineered Valves and lower Distributed Valves.

Aerospace and Defense Segment

	Six Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	$115,977	$84,905	$31,072
Segment Operating Income	15,923	8,158	7,765
Segment Operating Margin	13.7%	9.6%

Aerospace & Defense segment net revenues increased by $31.1 million, or 37%, to $116.0 million for the six months ended July 1, 2018 compared to the six months ended July 2, 2017. The increase was primarily driven by the Pumps Defense business (+30%), price and volume increases in our U.S. Government defense business (+5%), and favorable foreign currency fluctuations (+4%), partially offset by declines in our French business (-4%). Aerospace & Defense segment orders increased $22.9 million, or 24%, for the six months ended July 1, 2018 compared to the six months ended July 2, 2017, primarily driven by our Pumps Defense business (+29%) and U.S. fluid control and actuation business (+9%), partially offset by declines in our U.S. Government defense business (-14%) given the timing of certain large orders for the Joint Strike Fighter and the Multi-Mission Maritime Aircraft programs recorded in the prior year. This year's Joint Strike Fighter program orders are now expected in the fourth quarter of 2018.

Segment operating income increased $7.8 million, or 95%, to $15.9 million for the six months ended July 1, 2018 compared to the six months ended July 2, 2017. The increase in operating income was primarily driven by the Pumps Defense business (+62%), lower headquarter costs (+24%), operational improvements within our U.S. Government defense (+16%) and French (+5%) businesses, partially offset by operational declines in our U.S. fluid control and actuation (-9%) and UK defense businesses (-7%).

The increase in Segment Operating Margin from 9.6% to 13.7% was driven by the addition of the higher margin Pumps Defense business as well as price and productivity improvements across the legacy businesses.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	July 1, 2018	July 2, 2017	Change
Net Revenues	248,195	57,048	$191,147
Segment Operating Income	27,983	9,285	18,698
Segment Operating Margin	11.3%	16.3%

Industrial segment net revenue increased $191.1 million, to $248.2 million for the six months ended July 1, 2018 compared to the six months ended July 2, 2017. The increase was primarily driven by the Pumps businesses (+333%). The Pumps businesses saw a significant increase in orders in the general industrial and commercial marine sectors in Europe.  Demand in North America was largely driven by the timing of certain Navy orders, bookings in Oil & Gas end markets, and strength in general industrial sectors. Industrial segment orders increased $215.8 million, or 375%, for the six months ended July 1, 2018 compared to the six months ended July 2, 2017, mainly due to the FH acquisition.

Segment operating income increased $18.7 million, or 201%, for the six months ended July 1, 2018 compared to the six months ended July 2, 2017, primarily driven by the Pumps Businesses (+206%) and favorable foreign currency fluctuations (+4%), partially offset by operational declines in our European Valves (-5%) and North American Valves (-4%) businesses.

The decrease in Segment Operating Margin from 16.3% to 11.3% was driven by the addition of the lower margin Pumps Business.

Corporate Expenses

Corporate expenses increased $3.4 million to $14.2 million for the six months ended July 1, 2018. The increase was primarily driven by higher variable compensation, professional fees and integration costs.

Special and Restructuring Charges (Recoveries), net

During the six months ended July 1, 2018 and July 2, 2017, the Company recorded a net charge of $14.4 million and a net recovery of $2.8 million, respectively, within our condensed consolidated statements of income (loss) caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in Note 16 to the condensed consolidated financial statements.

Interest Expense, net

Interest expense increased $21.7 million, to $25.6 million in the six months ended July 1, 2018. The change in interest expense was primarily due to higher outstanding debt balances as a result of our purchase of FH during the fourth quarter of 2017.

Other (Income) Expense, net

Other income, net, was $5.6 million for the six months ended July 1, 2018 compared to other expense, net of $1.2 million for the six months ended July 2, 2017. The difference primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all non-service pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of income (loss). In addition, we had gains related to changes in foreign currency whereas in the six months ended July 2, 2017, we had losses.

Comprehensive Income (Loss)

Comprehensive income decreased from $32.3 million for the six months ended July 2, 2017 to a $28.8 million loss for the six months ended July 1, 2018. The decrease primarily relates to unfavorable foreign currency fluctuations of $37.0 million.

As of July 1, 2018, we have a cumulative currency translation adjustment of $18.1 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $18.1 million, which would be included as a special charge within the results of operations.

Benefit from Income Taxes

The table below outlines the change in effective tax rate for the six months ended July 1, 2018 as compared to the six months ended July 2, 2017 (in thousands, except percentages).

	Six months ended
	July 1, 2018	July 2, 2017
(LOSS) INCOME BEFORE INCOME TAXES	$(25,064)	$13,705

U.S. tax rate	21.0%	35.0%
State taxes	7.1%	0.3%
US permanent differences	13.9%	(0.6)%
Foreign Tax rate differential	(13.2)%	(3.7)%
Unbenefited foreign losses	(4.2)%	0.5%
Global Intangible Low-Taxed Income impact	(2.7)%	—%
Intercompany financing	29.3%	(1.0)%
Non-taxable Refinery Valves purchase consideration	—%	(31.1)%
Other	2.7%	0.3%
Effective tax rate	54.0%	(0.3)%

Benefit from income taxes	$(13,525)	$(37)

Restructuring Actions

During 2018 and 2017, we initiated "the 2018 Actions" and "the 2017 Actions". Under these restructurings, we reduced expenses, primarily through reductions in workforce and closing a number of smaller facilities. The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
2018 Actions	$8.2	$8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$15.1	$15.1

As shown in the table above, our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $2.8 million and $3.0 million to complete the 2018 Actions. The 2017 Actions were finalized during the fourth quarter of 2017.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, and debt service costs. We have historically generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure on a short and long-term basis.

Through the first half of 2018, we have not generated cash from operations; however, we do expect to generate cash from operations for the full year.

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	July 1, 2018	July 2, 2017
Cash flow provided by (used in):
Operating activities	$(610)	$13,562
Investing activities	(5,404)	(3,719)
Financing activities	(29,672)	(206)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,785)	4,056
(Decrease) / Increase in cash, cash equivalents and restricted cash	$(41,471)	$13,693

During the six months ended July 1, 2018, we used $0.6 million of cash from operating activities compared to generating $13.6 million during the same period in 2017. The $14.2 million decrease was primarily driven by higher cash usage in accounts payable, accrued expenses and other liabilities ($27.7 million), prepayment for miscellaneous company assets ($8.6 million), lower collections on accounts receivables ($3.3 million), and higher inventory purchases ($2.4 million), partially offset by higher earnings excluding non-cash charges of $27.9 million.

During the six months ended July 1, 2018, we used cash of $5.4 million in investing activities as compared to using cash of $3.7 million during the same period in 2017. The $1.7 million year over year decrease in cash was primarily driven by additions to property, plant and equipment ($6.4 million) primarily related to upgrade projects in the FH businesses that were in process when we acquired them, partially offset by $4.8 million higher net working capital adjustments for the FH acquisition during 2018 opposed to the Critical Flow Solutions acquisition during 2017.

During the six months ended July 1, 2018, we used cash of $29.7 million from financing activities as compared to using cash of $0.2 million during the same period in 2017. The $29.5 million year over year decrease in cash generated from financing activities relates to $61.2 million of cash returned to the seller of the FH business, partially offset by $31.1 million of net borrowings under our revolving credit facility.

As of July 1, 2018, total debt (including current portion) was $827.6 million compared to $795.2 as of December 31, 2017. Total debt as a percentage of total shareholders’ equity was 144% as of July 1, 2018 compared to 131% as of December 31, 2017. As of July 1, 2018, we had available capacity to borrow an additional $42.3 million under our revolving credit facility.

We completed the acquisition of FH on December 11, 2017. The total consideration paid to acquire FH consisted of $542.0 million in cash, 3,283,424 shares of our common stock (the "Shares") and the assumption of net pension and post-retirement liabilities of FH. We financed the cash consideration through a combination of committed debt financing and cash on hand. Refer to Note 5, “Business Acquisition,” to the condensed consolidated financial statements for details. As a result of the transaction we incurred significant debt, including secured indebtedness, as described below.

In the second quarter of 2018, Colfax sold all the Shares in an underwritten public offering in which the Company did not receive any proceeds.

We entered into a secured Credit Agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the 2017 Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of July 1, 2018, we had borrowings of $827.6 million outstanding under our credit facility and $76.8 million outstanding under letters of credit.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at July 1, 2018 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.3:1 as of July 1, 2018, which reflected no change from December 31, 2017.

As of July 1, 2018, cash, cash equivalents, and short-term investments totaled $69.0 million. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $110.4 million of cash, cash equivalents, and short-term investments as of December 31, 2017, substantially all of which was held in foreign bank accounts. The December 31, 2017 balance included $64.5 million which was to be returned to Colfax. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. On a provisional basis, the Company does not expect to owe the one-time transition tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2017 Credit Agreement for U.S. based cash needs.

In the second half of 2018, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the 2017 financial statements. On February 28, 2018, we announced the suspension of our nominal dividend, as part of our capital deployment strategy.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on good imported into the U.S. To the extent the additional round of proposed tariffs (at the 10% increase) are enacted in the third quarter, we expect that they would have an approximately $2 million impact this year resulting in higher cost of imported material primarily for our Distributed Valves product line. We are exploring strategies to mitigate this potential impact.

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

Effective April 12, 2018, we entered into an interest rate swap pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Citizens Bank, National Association ("interest rate swap").  The four-year swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by us is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes. See Note 8 to the condensed consolidated financial statements for additional information on the interest rate swap we executed during the second quarter of 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of July 1, 2018, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of the additional risk factor set forth below:

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S.  To the extent the additional round of proposed tariffs (at the 10% increase) are enacted in the third quarter, we expect that they would have an approximately $2 million impact this year resulting in higher cost of imported material primarily for our Distributed Valves product line. We are exploring strategies to mitigate this potential impact.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
3.1*
Amended and Restated Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-14962), filed with the SEC on October 29, 2009.

3.2*
Amended and Restated By-Laws, as amended, of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on 10-Q (File No. 001-14962), filed with the SEC on October 31, 2013.

10.1*		Performance-based restricted stock unit agreement for employees under the CIRCOR International, Inc. 2014 Stock Option and Incentive Plan.
10.2*		Phantom Stock Unit Agreement for international employees CIRCOR International, Inc. 2014 Stock Option and Incentive Plan.
10.3*		Lane Walker Offer Letter.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, as filed with the Securities and Exchange Commission on August 7, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017
	(ii)	Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended July 1, 2018 and July 2, 2017
	(iii)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended July 1, 2018 and July 2, 2017
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended July 1, 2018 and July 2, 2017
	(v)	Notes to the Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 7, 2018	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 7, 2018	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

August 7, 2018	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer