Form 10-Q
period 2018-09-30
CIRCOR INTERNATIONAL INC
filed 2018-11-06
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
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

As of October 29, 2018, there were 19,843,533 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,334	$110,356
Trade accounts receivable, less allowance for doubtful accounts of $6,965 and $4,791 at September 30, 2018 and December 31, 2017, respectively	192,110	223,922
Inventories	226,047	244,896
Restricted cash	919	1,937
Prepaid expenses and other current assets	84,265	57,282
Total Current Assets	574,675	638,393
PROPERTY, PLANT AND EQUIPMENT, NET	215,206	217,539
OTHER ASSETS:
Goodwill	504,638	505,762
Intangibles, net	470,722	513,364
Deferred income taxes	33,130	22,334
Other assets	14,479	9,407
TOTAL ASSETS	$1,812,850	$1,906,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,400	$117,329
Accrued expenses and other current liabilities	108,031	170,454
Accrued compensation and benefits	30,827	34,734
Total Current Liabilities	250,258	322,517
LONG-TERM DEBT	802,069	787,343
DEFERRED INCOME TAXES	25,397	26,122
PENSION LIABILITY, NET	142,067	150,719
OTHER NON-CURRENT LIABILITIES	18,888	18,124
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,843,533 and 19,785,298 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	212	212
Additional paid-in capital	443,984	438,721
Retained earnings	253,107	274,243
Common treasury stock, at cost (1,372,488 shares at September 30, 2018 and December 31, 2017)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(48,660)	(36,730)
Total Shareholders’ Equity	574,171	601,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,812,850	$1,906,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net revenues	$297,514	$159,693	$874,462	$456,131
Cost of revenues	212,436	112,390	624,829	314,527
GROSS PROFIT	85,078	47,303	249,633	141,604
Selling, general and administrative expenses	74,106	38,120	229,343	116,425
Special and restructuring charges (recoveries), net	2,756	2,319	17,202	(443)
OPERATING INCOME	8,216	6,864	3,088	25,622
Other expense (income):
Interest expense, net	14,100	2,445	39,656	6,298
Other (income) expense, net	(1,580)	823	(7,200)	2,022
TOTAL OTHER EXPENSE, NET	12,520	3,268	32,456	8,320
(LOSS) INCOME BEFORE INCOME TAXES	(4,304)	3,596	(29,368)	17,302
Provision for (benefit from) income taxes	2,537	(21)	(10,988)	(57)
NET (LOSS) INCOME	$(6,841)	$3,617	$(18,380)	$17,359
(Loss) Earnings per common share:
Basic	$(0.34)	$0.22	$(0.93)	$1.05
Diluted	$(0.34)	$0.22	$(0.93)	$1.04
Weighted average number of common shares outstanding:
Basic	19,843	16,503	19,829	16,486
Diluted	19,843	16,709	19,829	16,721
Dividends declared per common share	$—	$0.0375	$—	$0.1125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net (loss) income	$(6,841)	$3,617	$(18,380)	$17,359
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,128	9,510	(15,380)	28,091
Interest rate swap adjustments	2,224	—	3,449	—
COMPREHENSIVE (LOSS) INCOME	$(1,489)	$13,127	$(30,311)	$45,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
OPERATING ACTIVITIES	September 30, 2018	October 1, 2017
Net (loss) income	$(18,380)	$17,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	21,556	10,889
Amortization	36,845	9,491
Bad debt expense	1,078	265
Loss on write down of inventory	4,632	1,463
Amortization of inventory fair value step-up	6,600	—
Compensation expense for share-based plans	4,303	2,696
Change in fair value of contingent consideration	—	(12,200)
Amortization of debt issuance costs	2,852	—
Loss on sale or write-down of property, plant and equipment	1,305	87
Loss on sale of business	—	5,300
Trade accounts receivable	21,510	8,782
Inventories	4,463	(29,703)
Prepaid expenses and other assets	(31,034)	(11,424)
Accounts payable, accrued expenses and other liabilities	(32,267)	(997)
Net cash provided by operating activities	23,463	2,008
INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,030)	(7,773)
Proceeds from the sale of property, plant and equipment	207	269
Business acquisition, working capital consideration adjustment	6,300	1,467
Net cash used in investing activities	(10,523)	(6,037)
FINANCING ACTIVITIES
Proceeds from long-term debt	199,600	378,263
Payments of long-term debt	(186,874)	(361,325)
Debt issuance costs	—	(727)
Dividends paid	—	(1,879)
Proceeds from the exercise of stock options	690	707
Return of cash to seller	(61,201)	—
Net cash (used in) provided by financing activities	(47,785)	15,039
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,154)	6,338
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(39,999)	17,348
Cash, cash equivalents, and restricted cash at beginning of period	112,293	58,279
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$72,294	$75,627
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,574	$1,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of (loss) income, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except as updated below with respect to newly adopted accounting standards.

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

On January 1, 2018, we adopted the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-09 has not had a material impact on our condensed consolidated financial statements.

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

On January 1, 2018, we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. This ASU amends presentation requirements of service cost and other components of net retirement benefit costs in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We have elected to use the practical expedient that permits us to use the amounts disclosed in our pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For prospective and retroactive reclassification, service costs are recorded within the selling, general, and administrative caption of our consolidated income statement, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated income statement. The adoption of ASU 2017-17 did not have a material impact on our prior period condensed consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of enhancing consistency in presentation and classification. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 has not had a material impact on our condensed consolidated financial statements.
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

(1) Recorded within prepaid expenses and other current assets. Debit balances are presented as a positive and credit balances are presented as a negative herein.
(2) Recorded within accrued expenses and other current liabilities. Debit balances are presented as a positive and credit balances are presented as a negative herein.

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

The tables below illustrate the differences in our condensed consolidated statement of (loss) income and balance sheet due to the change in revenue recognition standard (in thousands):

	For the three months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effective Change

Net revenues	297,514	291,564	5,950
Cost of revenues	212,436	209,123	3,313
Provision for income taxes	2,537	1,944	593
Net (Loss) Income	(6,841)	(8,885)	2,044

	For the nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effective Change

Net revenues	874,462	831,479	42,983
Cost of revenues	624,829	597,903	26,926
Benefit from income taxes	(10,988)	(14,587)	3,599
Net (Loss) Income	(18,380)	(30,838)	12,458

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effective Change
Assets
Contract assets (1)	43,791	7,702	36,089
Inventories	226,047	254,246	(28,199)
Deferred income taxes	33,130	35,623	(2,493)

Liabilities
Contract liabilities (2)	33,416	41,583	(8,167)
Deferred income taxes	25,397	24,291	1,106
Retained earnings	253,107	239,249	13,858

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.

For the three and nine months ended September 30, 2018, we realized changes to our net (loss) income and in the working capital accounts as described above, with no impact on our net cash flows from operating activities.

For the three and nine months ended September 30, 2018, the only impact to comprehensive income as a result of the changes between the balances with ASC 606 and without ASC 606 related to the adjustments to net (loss) income shown in the table above.

New Accounting Standards - Not Yet Adopted

In March 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 outlines a model for lessees by recognizing all lease-related assets and liabilities on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after

December 15, 2018 and interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements. The amendment provides transition relief, as entities may elect not to recast the comparable periods and rather change the date of initial application to the beginning of the period of adoption.

We established a cross-functional implementation team including representatives from operations, legal, and finance. We identified potential changes to our business processes and controls to support recognition and disclosure under the new standard. We made progress toward completing our evaluation of the potential changes from adopting the new standard on our financial reporting and disclosures. Activities performed during the third quarter included collecting and reviewing our lease agreements and training our finance professionals on the new standard. We continue to gather and analyze our lease agreements to determine proper classification and accounting treatment, as well as working with finance and legal advisors on specific interpretative issues. We intend to adopt this new standard on January 1, 2019, and we are still evaluating the impact it will have on our consolidated financial statements.

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

Revenue from products and services transferred to customers over-time accounted for 1 percent and 5 percent of our revenue for the three and nine months ended September 30, 2018, respectively. The majority of our revenue recognized over-time is related to our Refinery Valves business within our Energy segment and certain other businesses that sell customized products to customers that serve the U.S. Department of Defense within our Aerospace and Defense segment and have contract provisions guaranteeing us costs and profit upon customer cancellation. Revenue is recognized over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

On September 30, 2018, we had $557.0 million of revenue related to remaining performance obligations. We expect to recognize approximately 42 percent of our remaining performance obligations as revenue during the remainder of 2018, 48 percent in 2019, and the remaining 10 percent in 2020 and thereafter.

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

The opening and closing balances of the Company’s contract assets and contract liabilities balances as of September 30, 2018 are as follows (in thousands):

	With ASC 606
	September 30, 2018	January 1, 2018	Increase/(Decrease)
Trade accounts receivables, net	192,110	223,922	(31,812)
Contract assets (1)	43,791	12,024	31,767
Contract liabilities (2)	33,416	35,235	(1,819)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

The difference in the opening and closing balances of the contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment.

Trade account receivables, net decreased $31.8 million, or 14%, to $192.1 million as of September 30, 2018, primarily driven by cash collections during the nine months ended September 30, 2018.

Contract assets increased $31.8 million, or 264%, to $43.8 million, as of September 30, 2018, primarily related to unbilled revenue recognized during the nine months ended September 30, 2018 within our Refinery Valves business (+106%), U.S. Defense business (+57%), and North American Valves business (+45%).

Contract liabilities decreased $1.8 million, or 5%, to $33.4 million as of September 30, 2018, primarily driven by revenue recognized over time during the nine months ended September 30, 2018 within our Refinery Valves business (-11%), partially offset by customer advance payments within our U.S. Defense Business (+4%).

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three months ended September 30, 2018.

Disaggregation of Revenue. The following table presents our revenue disaggregated by major product line (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$63,810	$166,688
Oil & Gas - Downstream	57,213	167,110
Total	121,023	333,798
Aerospace & Defense Segment
Commercial Aerospace & Other	28,571	81,420
Defense	29,186	92,314
Total	57,757	173,734
Industrial Segment
Pumps & Valves EMEA	74,193	240,415
Pumps & Valves North America	44,541	126,515
Total	118,734	366,930
Net Revenue	$297,514	$874,462

(4) Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$79,321	$82,372
Work in process	109,591	121,709
Finished goods	37,135	40,815
Total inventories	$226,047	$244,896

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

The purchase price allocation is based upon a preliminary valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The purchase accounting is expected to be finalized in the fourth quarter of 2018. The assets and liabilities pending finalization include the valuation of acquired tangible and intangible assets, certain operating liabilities, and the evaluation of income taxes. Differences between the preliminary and final valuation could have a material impact on our future results of operations and financial position.

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

(in thousands)
Cash and cash equivalents (a)	$63,403
Restricted cash (a)	1,911
Accounts receivable	76,111
Inventory	78,240
Prepaid expenses and other current assets	17,044
Deferred income taxes	41,454
Property, plant and equipment	122,128
Identifiable intangible assets	383,178
Other assets	338
Accounts payable	(46,011)
Cash payable to seller (a)	(65,314)
Accrued and other expenses	(69,969)
Long-term post-retirement liabilities	(143,067)
Other long-term liabilities	(11,215)
Deferred tax liabilities	(48,776)
Total identifiable net assets	$399,455
Goodwill	298,132
Total purchase price	$697,587

Consideration
Base purchase price	$542,000
Net working capital and other purchase accounting adjustments	11,821
Common Stock	143,766
Total	$697,587

(a) Cash acquired and returned to seller by the second quarter of 2018.

During the first nine months of 2018, we identified certain uncollectible accounts receivables ($1.4 million), obsolete inventories ($0.4 million), and obligations ($0.7 million). Additionally, we received cash from Colfax to settle customary working capital adjustments ($6.3 million) and recorded a liability for a loss customer contract ("Loss Contract") of $9.6 million, including $1.7 million for liquidated damages. We also identified certain working capital adjustments ($0.2 million). These all required further adjustment to our December 11, 2017 opening balance sheet, and have been recorded during the nine months ended September 30, 2018.

The excess of purchase price paid over the fair value of FH's net assets was recorded to goodwill, which is primarily attributable to projected future profitable growth, market penetration, as well as an expanded customer base for the acquired businesses. As of September 30, 2018, approximately 63% of goodwill is projected to be deductible for income tax purposes.

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

During the measurement period, with the help of third party specialists, we adjusted the fair value of the acquired FH intangibles based upon better information regarding discount rates, royalty rates, and more detailed business unit forecasts that was determinable at the time of acquisition. The revised fair value of acquired FH intangibles have been recorded against our FH opening balance sheet during the first quarter of 2018.

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

(6) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2017 and September 30, 2018 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2017	$154,058	$62,548	$289,156	$505,762
Adjustments to preliminary purchase price allocation	(5,479)	(6,050)	16,317	4,788
Currency translation adjustments	(1,440)	(33)	(4,439)	(5,912)
Goodwill as of September 30, 2018	$147,139	$56,465	$301,034	$504,638

During the first nine months of 2018, we identified certain uncollectible accounts receivables, obsolete inventories, a liability for a loss contract, and other obligations which required further adjustment to our December 11, 2017 opening balance sheet. The identified adjustments have been recorded against our FH opening balance sheet during the first, second, and third quarters of 2018 and are reflected in the line "adjustments to preliminary purchase price allocation" listed in the table above.

During the first quarter ended April 1, 2018, we realigned our organizational structure under three reportable business segments: Energy, Aerospace & Defense and Industrial. Our realignment was a triggering event for goodwill impairment testing. During the first quarter of 2018, we evaluated our reporting units for goodwill impairment and determined no impairments existed.

The table below presents gross intangible assets and the related accumulated amortization as of September 30, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$5,399	$(5,399)
Customer relationships	311,846	(54,971)
Backlog	23,494	(15,457)
Acquired technology	141,305	(21,401)
Other	5,258	(4,882)
Total Amortized Assets	$487,302	$(102,110)

Non-amortized intangibles (primarily trademarks and trade names)	$85,530	$—
Total Non-Amortized Intangibles	$85,530	$—

Net carrying value of intangible assets	$470,722

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 30, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021	2022	After 2022
Estimated amortization expense	$12,248	$49,851	$45,742	$43,574	$38,161	$195,616

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

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net revenues
Energy	$121,023	$88,569	$333,799	$243,055

Aerospace & Defense	57,757	41,117	173,734	126,022
Industrial	118,734	30,007	366,929	87,054
Consolidated net revenues	$297,514	$159,693	$874,462	$456,131

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	$9,163	$6,936	$24,101	$21,512
Aerospace & Defense - Segment Operating Income	8,709	4,333	24,631	12,492
Industrial - Segment Operating Income	14,609	5,675	42,592	14,960
Corporate expenses	(8,034)	(5,067)	(22,284)	(15,942)
Subtotal	24,447	11,877	69,040	33,022
Restructuring charges, net	1,348	341	11,807	5,366
Special charges (recoveries), net	1,408	1,978	5,395	(5,809)
Special and restructuring charges (recoveries), net	2,756	2,319	17,202	(443)
Restructuring related inventory charges	—	—	1,538	—
Amortization of inventory step-up	—	—	6,600	—
Acquisition amortization	11,734	2,694	35,299	7,843
Acquisition depreciation of fixed assets step-up	1,742	—	5,314	—
Acquisition amortization and other costs, net	13,476	2,694	48,751	7,843
Consolidated Operating Income	8,216	6,864	3,088	25,622
Interest expense, net	14,100	2,445	39,656	6,298
Other (income) expense, net	(1,580)	823	(7,200)	2,022
(Loss) Income from operations before income taxes	$(4,304)	$3,596	$(29,368)	$17,302
	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Capital expenditures
Energy	$2,572	$1,202	$6,852	$2,699
Aerospace & Defense	1,320	909	3,161	2,379
Industrial	910	901	6,760	2,035
Corporate	187	39	574	782
Consolidated capital expenditures	$4,989	$3,051	$17,347	$7,895

Depreciation and amortization
Energy	$4,061	$3,147	$12,408	$9,342
Aerospace & Defense	2,716	1,073	8,244	3,253
Industrial	12,337	2,266	37,158	6,765
Corporate	171	328	592	1,022
Consolidated depreciation and amortization	$19,285	$6,814	$58,402	$20,382

Identifiable assets	September 30, 2018	December 31, 2017
Energy	$905,708	$837,492
Aerospace & Defense	642,431	375,094
Industrial	1,020,849	1,408,217
Corporate	(756,138)	(714,004)
Consolidated identifiable assets	$1,812,850	$1,906,799

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $28.2 million and $51.5 million as of September 30, 2018 and October 1, 2017, respectively.

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

The fair value measurements of the Company's financial instruments as of September 30, 2018 are summarized in the table below:

Significant Other Observable Inputs
Level 2

Current Liabilities	$(102)
Derivative Assets	3,449
Total Financial Instruments	$3,347

 The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of September 30, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

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

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The net fair value of the interest rate swap was $3.3 million and is recorded in Other assets of $3.7 million and Accrued expenses and other current liabilities of $0.4 million on our condensed consolidated balance sheet as of September 30, 2018. The unrealized gains recognized in other comprehensive income (loss) were $1.6 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. The realized loss of $0.6 million and $1.2 million were reclassified from other comprehensive income (loss) to interest expense as interest expense was accrued on the swap during the three and nine months ended September 30, 2018, respectively. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $0.2 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.2 million and $17.5 million for the three and nine months ended September 30, 2018, respectively.

(9) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of September 30, 2018.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 30, 2018 (in thousands):

Balance beginning December 31, 2017	$4,623
Provisions	1,488
Claims settled	(1,570)
Currency translation adjustment	(57)
Balance ending September 30, 2018	$4,484

Warranty obligations decreased $0.1 million from $4.6 million as of December 31, 2017 to $4.5 million as of September 30, 2018, primarily driven by net claims settled and quarterly provisions within each of our operating segments.

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million has been recorded as a liability as of September 30, 2018 and December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and was approved by the California Superior Court during 2018. The Company has yet to fund the settlement as of September 30, 2018.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $70.0 million at September 30, 2018. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 30, 2018.

The following table contains information related to standby letters of credit instruments outstanding as of September 30, 2018 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$38,741
Greater than 12 months	31,245
Total	$69,986

(11) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	1,762	426	5,285	1,278
Expected return on plan assets	(3,771)	(576)	(11,313)	(1,726)
Amortization	146	184	439	551
Net periodic benefit (income) cost	$(1,863)	$34	$(5,589)	$103

Pension Benefits - Non-U.S. Plans
Service cost	$736	$—	$2,271	$—
Interest cost	523	—	1,617	—
Expected return on plan assets	(243)	—	(755)	—
Amortization	—	—	—	—
Net periodic benefit cost	$1,016	$—	$3,133	$—

Other Post-Retirement Benefits
Service cost	$—	$—	$1	$—
Interest cost	86	—	259	—
Amortization	—	—	—	—
Net periodic benefit cost	$86	$—	$260	$—

There were no international pension plans or other post-retirement benefits for the period ended October 1, 2017.

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2018 and October 1, 2017, respectively.

Employer contributions to the Company's U.S. and non- U.S. based pension plans during the three and nine months ended September 30, 2018 were $0.0 million and $0.6 million, respectively.

(12) Income Taxes

As of September 30, 2018 and December 31, 2017, we had $1.1 million and $3.0 million of unrecognized tax benefits, respectively, of which $1.0 million and $2.6 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2015 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain foreign deferred income tax assets, we maintained a total valuation allowance of $23.6 million at September 30, 2018 and $22.1 million at December 31, 2017. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In connection with the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, we recorded provisional estimates for certain provisions of the Tax Act as of December 31, 2017. We have not made any changes to these provisional estimates as of September 30, 2018.

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

(13) Share-Based Compensation

As of September 30, 2018, there were 882,164 stock options and 330,428 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plans Awards ("RSU MSPs") outstanding. In addition, there were 397,381 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of September 30, 2018.

During the nine months ended September 30, 2018, we granted 127,704 stock options compared with 142,428 stock options granted during the nine months ended October 1, 2017.

The average fair value of stock options granted during the first nine months of 2018 and 2017 was $14.68 and $19.36 per share, respectively, and was estimated using the following weighted-average assumptions:

	September 30, 2018	October 1, 2017
Risk-free interest rate	2.5%	1.7%
Expected life (years)	4.4	4.5
Expected stock volatility	37.2%	35.1%
Expected dividend yield	—%	0.3%

For additional information regarding the historical issuance of stock options, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

During the nine months ended September 30, 2018 and October 1, 2017, we granted 160,604 and 56,948 RSU Awards with approximate fair values of $43.11 and $60.76 per RSU Award, respectively. During the first nine months of 2018 and 2017, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. These performance-based RSU Awards include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 160,604 RSU Awards granted during the nine months ended September 30, 2018, 48,080 are performance-based RSU Awards. This compares to 31,369 performance-based RSU Awards granted during the nine months ended October 1, 2017.

RSU MSPs totaling 34,937 and 26,726 with per unit discount amounts representing fair values of $14.06 and $20.13 per share were granted during the nine months ended September 30, 2018 and October 1, 2017, respectively.

Compensation expense related to our share-based plans for the nine months ended September 30, 2018 and October 1, 2017 was $4.3 million and $2.7 million, respectively. The primary reason for lower expense during 2017 relates to a change in estimate of $1.1 million for anticipated below-threshold achievement of performance-based RSU Awards granted in both February 2015 and February 2016. In addition, 2018 compensation expense includes amounts related to employees from the FH acquisition completed on December 11, 2017. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of September 30, 2018, there was $10.4 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 30, 2018 was 4.9 years and 4.2 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $0.2 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of September 30, 2018 was $3.1 million and $2.0 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 30, 2018 was $1.2 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 30, 2018 was $12.1 million and $0.1 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended September 30, 2018 was $0.4 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of September 30, 2018 was $1.1 million and less than $0.1 million, respectively.

International participants are issued Cash Settled Stock Unit Awards. As of September 30, 2018, there were 51,476 Cash Settled Stock Unit Awards outstanding compared to 40,469 as of December 31, 2017. During the nine months ended September 30, 2018, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of September 30, 2018, we had $1.2 million of accrued expenses in current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2017. Cash Settled Stock Unit Award related compensation costs for the nine months ended September 30, 2018 and October 1, 2017 was $0.6 million and $0.2 million, respectively, and was recorded as selling, general, and administrative expenses.

(14) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the nine months ended September 30, 2018 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2017	$(28,584)	$(8,146)	$—	$(36,730)
Other comprehensive income	(15,380)	—	3,449	(11,930)
Balance as of September 30, 2018	$(43,964)	$(8,146)	$3,449	$(48,660)

(15) Earnings (Loss) Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	September 30, 2018			October 1, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(6,841)	19,843	$(0.34)	$3,617	16,503	$0.22
Dilutive securities, common stock options	—	—	—	—	206	—
Diluted EPS	$(6,841)	19,843	$(0.34)	$3,617	16,709	$0.22

	Nine Months Ended
	September 30, 2018			October 1, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(18,380)	19,829	$(0.93)	$17,359	16,486	$1.05
Dilutive securities, common stock options	—	—	—	—	235	(0.01)
Diluted EPS	$(18,380)	19,829	$(0.93)	$17,359	16,721	$1.04

Stock options, RSU Awards, and RSU MSPs covering 371,017 and 253,664 shares of common stock, for the nine months ended September 30, 2018 and October 1, 2017, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2018 and October 1, 2017:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Special charges (recoveries), net	$1,408	$1,978	$5,395	$(5,809)
Restructuring charges, net	1,348	341	11,807	5,366
Total special and restructuring charges (recoveries), net	$2,756	$2,319	$17,202	$(443)

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges, net recorded for the three and nine months ended September 30, 2018:

	Special Charges, net
	For the three months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$198	$—	$—	$—	$198
Acquisition related charges	—	—	—	1,210	1,210
Total special charges, net	$198	$—	$—	$1,210	$1,408

	Special Charges, net
	For the nine months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$730	$—	$—	$—	$730
Acquisition related charges	—	—	—	4,665	4,665
Total special charges, net	$730	$—	$—	$4,665	$5,395

Acquisition related charges: On December 11, 2017, we acquired FH. In connection with our acquisition, we recorded $1.2 million and $4.7 million during the three and nine months ended September 30, 2018, respectively, related to internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into our legacy structure.

Brazil Closure: On November 3, 2015, our Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.2 million and $0.7 million of charges within the Energy segment during the three and nine months ended September 30, 2018, respectively, which relates to losses incurred subsequent to our closure of manufacturing operations during the first quarter of 2016.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and nine months ended October 1, 2017:

	Special Charges (Recoveries), net
	For the three months ended October 1, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$1,786	$1,786
Brazil closure	192	—	—		192
Total special charges, net	$192	$—	$—	$1,786	$1,978

	Special (Recoveries) Charges, net
	For the nine months ended October 1, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—		$—	$1,923	$1,923
Brazil closure	619	—	—	—	619
Divestiture	—	3,748	—	101	3,849
Contingent consideration revaluation	(12,200)	—	—	—	(12,200)
Total special (recoveries) charges, net	$(11,581)	$3,748	$—	$2,024	$(5,809)

Acquisition related charges:

•
On October 12, 2016, we acquired Critical Flow Solutions ("CFS"). In connection with our acquisition, we recorded $0.1 million of acquisition related professional fees during the nine months ended October 1, 2017. No CFS professional fees were recorded during the three months ended October 1, 2017.

•
On September 24, 2017, we entered into the Purchase Agreement to purchase FH. In connection with the Purchase Agreement, we recorded $1.8 million of acquisition related professional fees, primarily for legal services, during the three and nine months ended October 1, 2017.

Brazil Closure: In connection with the closure, we recorded $0.2 million and $0.6 million of charges within the Energy segment during the three and nine months ended October 1, 2017, respectively.

Divestiture: On July 7, 2017, we divested our French non-core aerospace build-to-print business within our Aerospace & Defense segment as part of our simplification strategy. We considered this business as non-core because the products or services did not fit our strategy and the long-term profitable growth prospects were below our expectations. Divestiture of this non-core business enables us to focus resources on businesses where there is greater opportunity to achieve sales growth, higher margins, and market leadership. We measured the disposal group at its fair value less cost to sell, which was lower than its carrying value, and recorded a $3.8 million charge during the second quarter of 2017. Also, in connection with this disposition we recorded $1.5 million of severance included as a restructuring charge.

Contingent Consideration Revaluation: The fair value of the earn-out in connection with our October 2016 acquisition of CFS decreased $12.2 million during the nine months ended October 1, 2017. The change in fair value was recorded as a special gain during the nine months ended October 1, 2017. Accordingly, the revised fair value assessment indicated an earn-out of zero as of October 1, 2017.

Restructuring Charges (Recoveries), net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three and nine months ended September 30, 2018 and October 1, 2017. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges
	As of and for the three months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$708	$60	$—	$—	$768
Employee related expenses, net	300	—	280	—	580
Total restructuring charges, net	$1,008	$60	$280	$—	$1,348

Accrued restructuring charges as of July 1, 2018					$1,547
Total quarter to date charges, net (shown above)					1,348
Charges paid / settled, net					(342)
Accrued restructuring charges as of September 30, 2018					$1,006

	Restructuring Charges
	As of and for the nine months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$2,380	$190	$—	$—	$2,570
Employee related expenses, net	7,748	—	1,489	—	9,237
Total restructuring charges, net	$10,128	$190	$1,489	$—	$11,807

Accrued restructuring charges as of December 31, 2017					$1,586
Total year to date charges, net (shown above)					11,807
Charges paid / settled, net					(12,387)
Accrued restructuring charges as of September 30, 2018					$1,006

We expect to make payment or settle the majority of the restructuring charges accrued as of September 30, 2018 during the fourth quarter of 2018.

	Restructuring Charges, net
	As of and for the three months ended October 1, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$227	$165	$—	$—	$392
Employee related (recoveries) expenses	(89)	38	—	—	(51)
Total restructuring charges, net	$138	$203	$—	$—	$341

Accrued restructuring charges as of July 2, 2017					$2,118
Total quarter to date charges, net (shown above)					341
Charges paid / settled, net					(592)
Accrued restructuring charges as of October 1, 2017					$1,867

	Restructuring Charges, net
	As of and for the nine months ended October 1, 2017
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$2,221	$497	$—	$—	$2,718
Employee related expenses	886	1,762	—	—	2,648
Total restructuring charges, net	$3,107	$2,259	$—	$—	$5,366

Accrued restructuring charges as of December 31, 2016					$1,618
Total year to date charges, net (shown above)					5,366
Charges paid / settled, net					(5,117)
Accrued restructuring charges as of October 1, 2017					$1,867

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

Charges associated with the 2018 Actions were recorded during 2018. Charges associated with the 2017 Actions were finalized in 2017.

	2018 Actions Restructuring Charges, net as of September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses - incurred to date	$2,091	$—	$—	$—	$2,091
Employee related expenses - incurred to date	7,491	—	1,464	—	8,955
Total restructuring related special charges - incurred to date	$9,582	$—	$1,464	$—	$11,046

Additional Restructuring Charges

In conjunction with the restructuring action noted above, we incurred certain inventory costs that are recorded in cost of revenues instead of special and restructuring charges. For the quarter ended September 30, 2018 we recorded no inventory related restructuring charges. During the nine months ended September 30, 2018 we recorded $1.6 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services and Engineered Valves businesses.

(17) Subsequent Events

During the fourth quarter of 2018, the Company announced the closure and discontinuance of manufacturing operations at the Energy Group's Oklahoma City site, as manufacturing operations will move primarily to Monterrey, Mexico.  This is consistent with the restructuring action plan initiated during 2016.  The timing of the closure of the Oklahoma City manufacturing facility is expected to be finalized in the first half of 2019.  There is no restructuring charge recorded during the third quarter of 2018.

On November 6, 2018, we announced the divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was our Netherlands-based fluid handling skids and systems business, primarily for the Oil and Gas end market. We maintain a 19.9% interest in the Delden Business, as well as the intellectual property rights to our two-screw pump product line. In addition, we entered into a supply agreement allowing us to continue to supply two-screw pumps on a contract-by-contract basis. The Delden Business was reported as part of the Industrial segment and contributed approximately $15 million of annual sales. The accounting for this transaction is not expected to be material to our consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K, except as updated by Note 2 with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Results of Operations

Third Quarter 2018 Compared With Third Quarter 2017

Consolidated Operations

	Three Months Ended
(in thousands)	September 30, 2018	October 1, 2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$121,023	$88,569	$32,454	$16,579	$16,186	$(311)
Aerospace & Defense	57,757	41,117	16,640	10,862	5,935	(157)
Industrial	118,734	30,007	88,727	89,280	(307)	(246)
Consolidated Net Revenues	$297,514	$159,693	$137,821	$116,721	$21,814	$(714)

Net revenues for the three months ended September 30, 2018 were $297.5 million, an increase of $137.8 million (+86%) as compared to the three months ended October 1, 2017, primarily driven by our December 2017 acquisition of the Fluid Handling business (+73%) and, organic growth driven by our Energy and Aerospace & Defense businesses (+14%), slightly offset by unfavorable foreign currency translation (-1%).

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	September 30, 2018	October 1, 2017
Net revenues
Energy	$121,023	$88,569
Aerospace & Defense	57,757	41,117
Industrial	118,734	30,007
Consolidated net revenues	$297,514	$159,693

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	$9,163	$6,936
Aerospace & Defense - Segment Operating Income	8,709	4,333
Industrial - Segment Operating Income	14,609	5,675
Corporate expenses	(8,034)	(5,067)
Subtotal	24,447	11,877
Restructuring charges, net	1,348	341
Special charges, net	1,408	1,978
Special and restructuring charges, net (1)	2,756	2,319
Acquisition amortization (2)	11,734	2,694
Acquisition depreciation (2)	1,742	—
Acquisition amortization and other costs, net	13,476	2,694
Consolidated Operating Income	8,215	6,864
Interest expense, net	14,100	2,445
Other (income) expense, net	(1,580)	823
(Loss) income from operations before income taxes	$(4,305)	$3,596

Consolidated Operating Margin	2.8%	4.3%

(1) See Special & Restructuring Charges (Recoveries), net in Note 16 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	$121,023	$88,569	$32,454
Segment Operating Income	9,163	6,936	2,227
Segment Operating Margin	7.6%	7.8%

Energy segment net revenues increased $32.5 million, or 37%, for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The increase was primarily driven by the addition of the Reliability Services business acquired with the FH acquisition (+19%), our Refinery Valves business (+12%), our North American Distributed Valves business (+3%), and our Instrumentation & Sampling business (+3%). Energy segment orders increased $26.1 million, or 31%, for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, primarily driven by our capital project and maintenance, repair, and overhaul orders within our Refinery Valves business (+30%) and Reliability

Services business (+22%), partially offset by lower orders within our North American Distributed Valves business (-15%) and Engineered Valves business (-9%).
Segment operating income increased $2.2 million, or 32%, to $9.2 million for the three months ended September 30, 2018 compared to $6.9 million for the three months ended October 1, 2017. The increase was primarily driven by our recently acquired Reliability Services business (+42%) and operational improvements within our Refinery Valves business (+18%), partially offset by operational losses within our North American Distributed Valves business (-32%).

The decrease in Segment Operating Margin from 7.8% to 7.6% was primarily driven by lower profitability in Distributed Valves, attributed to start-up costs associated with our Monterrey, Mexico facility, as well as an operating loss in our Engineered Valves business.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	$57,757	$41,117	$16,640
Segment Operating Income	8,709	4,333	4,376
Segment Operating Margin	15.1%	10.5%

Aerospace & Defense segment net revenues increased by $16.6 million, or 40%, to $57.8 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The increase was primarily driven by the defense-related business ("Pumps Defense") we acquired in the FH acquisition (+26%) and, price and volume increases in our United States ("U.S.") actuation and fluid controls business (+11%), our U.K. defense business (+2%) and our French business (+1%). Aerospace & Defense segment orders increased $35.6 million, or 77%, for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, primarily driven by our U.S. fluid controls business (+37%), our Pumps Defense business (+25%), our U.K. business (+6%), our French business (+5%) and our U.S. actuation business (+4%). The increase in our Pumps Defense business is attributed to the timing of orders received for the Joint Strike Fighter program.

Segment operating income doubled to $8.7 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The increase in operating income was primarily driven by the Pumps Defense business (+42%), our U.S. actuation business (+30%), our fluid control business (+22%) and lower headquarter costs (+12%), partially offset by declines in our French business (-4%) and unfavorable foreign currency fluctuations (-1%).

The increase in Segment Operating Margin from 10.5% to 15.1% was primarily driven by the addition of the higher margin Pumps Defense business as well as improved operations and higher pricing.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	$118,734	30,007	$88,727
Segment Operating Income	14,609	5,675	8,934
Segment Operating Margin	12.3%	18.9%

Industrial segment net revenues increased $88.7 million to $118.7 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The increase was primarily driven by the European and North American Pumps Businesses ("Pumps Businesses") we acquired in the FH acquisition (+298%), which was slightly offset by decreases in the Valves businesses (-1%). The Pumps Businesses saw a significant increase in orders in the general industrial sector in Europe.  Demand in North America was largely driven by the timing of certain Navy orders, bookings in Oil & Gas end markets, and strength in general industrial sectors. Industrial segment orders increased $87.6 million, or 321%, for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, mainly due to the FH acquisition.

Segment operating income increased $8.9 million for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, primarily driven by the Pumps Businesses (+154%) and Valves businesses (+4%), partially offset by unfavorable foreign currency fluctuations (-1%).

The decrease in segment operating margin from 18.9% to 12.3% was driven by the addition of the relatively lower margin acquired businesses.

Corporate Expenses

Corporate expenses were $8.0 million for the three months ended September 30, 2018 compared to $5.1 million for the three months ended October 1, 2017 primarily driven by higher variable compensation, professional fees and integration costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended September 30, 2018 and October 1, 2017, the Company recorded a net charge of $2.8 million and a net charge of $2.3 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in Note 16 to the condensed consolidated financial statements.

Acquisition amortization

During the three months ended September 30, 2018 and October 1, 2017, the Company recorded amortization expense of $11.7 million and $2.7 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition step-up depreciation

During the three months ended September 30, 2018, the Company recorded depreciation expense of $1.7 million related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense increased $11.7 million to $14.1 million in the three months ended September 30, 2018 compared to the three months ended October 1, 2017. The change in interest expense was primarily due to higher outstanding debt balances as a result of our purchase of FH during the fourth quarter of 2017.

Other (Income) Expense, net

During the three months ended September 30, 2018, we had other income, net of $1.6 million, as compared to other expense, net of $0.8 million for the three months ended October 1, 2017. The difference primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all non-service pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive (Loss) Income

During the three months ended September 30, 2018 we had a comprehensive loss of $1.5 million, as compared to other comprehensive income of $13.1 million for the three months ended October 1, 2017. The decrease primarily relates to the decrease in net income of $10.5 million and unfavorable foreign currency fluctuations of $6.4 million, which were partially offset by an increase in interest rate swap adjustments of $2.2 million.

(Provision for)/ Benefit from Income Taxes

The table below outlines the change in effective tax rate for the three months ended September 30, 2018 as compared to the three months ended October 1, 2017 (in thousands, except percentages).

	Three months ended
	September 30, 2018	October 1, 2017
(LOSS) INCOME BEFORE INCOME TAXES	$(4,304)	$3,596

U.S. tax rate	21.0%	35.0%
State taxes	(16.6)%	1%
U.S. permanent differences	(49.7)%	(2.3)%
Foreign Tax rate differential	50.9%	(2.4)%
Unbenefited foreign losses	(4.6)%	0.3%
Global Intangible Low-Taxed Income impact	15.8%	—%
Intercompany financing	(81.5)%	(1.4)%
Reversal of tax reserve	(0.1)%	(31.4)%
Other	5.9%	0.6%
Effective tax rate	(58.9)%	(0.6)%

(Provision for)/ Benefit from income taxes	$(2,537)	$20

First Nine Months of 2018 Compared With First Nine Months of 2017

Consolidated Operations

	Nine Months Ended
(in thousands)	September 30, 2018	October 1, 2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$333,799	$243,055	$90,744	$48,728	$38,704	$3,312
Aerospace & Defense	173,734	126,022	47,712	36,345	8,311	3,056
Industrial	366,929	87,054	279,875	279,335	(2,051)	2,591
Consolidated Net Revenues	$874,462	$456,131	$418,331	$364,408	$44,964	$8,959

Net revenues for the nine months ended September 30, 2018 were $874.5 million, an increase of $418.3 million (+92%) as compared to the nine months ended October 1, 2017, primarily driven by our December 2017 acquisition of FH (+80%), organic growth within our Energy and Aerospace & Defense businesses (+10%) and favorable foreign currency translation (+2%).

Segment Results

(in thousands, except percentages)	Nine Months Ended
	September 30, 2018	October 1, 2017
Net revenues
Energy	$333,799	$243,055
Aerospace & Defense	173,734	126,022
Industrial	366,929	87,054
Consolidated net revenues	$874,462	$456,131

(Loss) Income from operations before income taxes
Energy - Segment Operating Income	$24,101	$21,512
Aerospace & Defense - Segment Operating Income	24,631	12,492
Industrial - Segment Operating Income	42,592	14,960
Corporate expenses	(22,284)	(15,942)
Subtotal	69,040	33,022
Restructuring charges, net	11,807	5,366
Special charges (recoveries), net	5,395	(5,809)
Special and restructuring charges (recoveries), net (1)	17,202	(443)
Restructuring related inventory charges (1)	1,538	—
Amortization of inventory step-up	6,600	—
Acquisition amortization (2)	35,299	7,843
Acquisition depreciation (2)	5,314	—
Acquisition amortization and other costs, net	48,751	7,843
Consolidated Operating Income	3,088	25,622
Interest expense, net	39,656	6,298
Other (income) expense, net	(7,200)	2,022
(Loss) income from operations before income taxes	$(29,368)	$17,302

Consolidated Operating Margin	0.4%	5.6%

(1) See Special & Restructuring Charges (Recoveries), net in Note 16 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Nine Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	$333,799	$243,055	$90,744
Segment Operating Income	24,101	21,512	2,589
Segment Operating Margin	7.2%	8.9%

Energy segment net revenues increased $90.7 million, or 37%, for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. The increase was primarily driven by the addition of the Reliability Services business acquired with the FH acquisition (+20%), our Refinery Valves business (+9%), our North American Distributed Valves business (+7%), and favorable foreign currency fluctuations (+1%), partially offset by declines in our Engineered Valves business (-2%). Energy segment orders increased $95.8 million, or 37%, for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017, primarily driven by capital project and maintenance, repair, and overhaul orders within our

Refinery Valves business (+24%), our Reliability Services business (+21%), and our Engineered Valves business (+5%), partially offset by lower orders within our North American Distributed Valves business (-13%).

Segment operating income increased $2.6 million, or 12%, to $24.1 million, for the nine months ended September 30, 2018 compared to $21.5 million for the nine months ended October 1, 2017. The increase was primarily driven by our recently acquired Reliability Services business (+23%), increased volume within our Refinery Valves business (+21%), and lower headquarter costs (+6%), partially offset by operational declines within our Engineered Valves business (-19%), operational inefficiencies in our North American Distributed Valves business (-17%), and unfavorable foreign currency translation (-1%).

The decrease in Segment Operating Margin from 8.9% to 7.2% was primarily driven by operating losses within our Engineered Valves business and operational inefficiencies within our Distributed Valves businesses.

Aerospace and Defense Segment

	Nine Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	$173,734	$126,022	$47,712
Segment Operating Income	24,631	12,492	12,139
Segment Operating Margin	14.2%	9.9%

Aerospace & Defense segment net revenues increased by $47.7 million, or 38%, to $173.7 million for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. The increase was primarily driven by our Pumps Defense business (+29%), price and volume increases in our U.S. actuation and U.S. fluid controls businesses (+8%), and favorable foreign currency fluctuations (+2%), partially offset by declines in our French business (-2%). Aerospace & Defense segment orders increased $58.5 million, or 41%, for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017, primarily driven by our Pumps Defense business (+27%) and our U.S. fluid control and actuation business (+12%).

Segment operating income increased $12.1 million, or 97%, to $24.6 million for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. The increase in operating income was primarily driven by our Pumps Defense business (+55%), our U.S. fluid control and actuation businesses (+22%), lower headquarter costs (+20%) primarily driven by the realignment of segment structures in the current year as well as decreased sales & marketing expenses, favorable foreign currency translation (+3%), and our French business (+2%), partially offset by declines in our U.K. defense businesses (-5%).

The increase in Segment Operating Margin from 9.9% to 14.2% was driven by the addition of the higher margin Pumps Defense business as well as price and productivity improvements across the legacy Aerospace & Defense businesses.

Industrial Segment

	Nine Months Ended
(in thousands, except percentages)	September 30, 2018	October 1, 2017	Change
Net Revenues	366,929	87,054	$279,875
Segment Operating Income	42,592	14,960	27,632
Segment Operating Margin	11.6%	17.2%

Industrial segment net revenue increased $279.9 million to $366.9 million for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017. The increase was primarily driven by the Pumps Businesses (+321%), and favorable foreign currency translation (+3%), partially offset by declines in our North American Valves business (-2%) . The Pumps Businesses saw a significant increase in orders in the general industrial and commercial marine sectors in Europe.  Demand in North America was largely driven by the timing of certain Navy orders, bookings in Oil & Gas end markets, and strength in general industrial sectors. Industrial segment orders increased $303.4 million, or 358%, for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017, mainly due to the FH acquisition.

Segment operating income increased $27.6 million, or 185%, for the nine months ended September 30, 2018 compared to the nine months ended October 1, 2017, primarily driven by the Pumps Businesses (+186%) and favorable foreign currency translation (+2%), partially offset by operational declines in our Valves businesses (-4%).

The decrease in Segment Operating Margin from 17.2% to 11.6% was driven by the addition of the relatively lower margin of the acquired businesses.

Corporate Expenses

Corporate expenses increased $6.33 million to $22.3 million for the nine months ended September 30, 2018. The increase was primarily driven by higher variable compensation, professional fees and integration costs.

Special and Restructuring Charges (Recoveries), net

During the nine months ended September 30, 2018 and October 1, 2017, the Company recorded a net charge of $17.2 million and a net recovery of $0.4 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in Note 16 to the condensed consolidated financial statements.

Interest Expense, net

Interest expense increased $33.4 million, to $39.7 million in the nine months ended September 30, 2018. The change in interest expense was primarily due to higher outstanding debt balances as a result of our acquisition of FH during the fourth quarter of 2017.

Other (Income) Expense, net

Other income, net, was $7.2 million for the nine months ended September 30, 2018 compared to other expense, net of $2.0 million for the nine months ended October 1, 2017. The difference primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income. In addition, we had gains related to changes in foreign currency for the nine months ended September 30, 2018 whereas in the nine months ended October 1, 2017, we had losses.

Comprehensive (Loss) Income

Comprehensive income decreased from $45.5 million for the nine months ended October 1, 2017 to a $30.3 million loss for the nine months ended September 30, 2018. The decrease primarily relates to lower net income of $35.7 million and unfavorable foreign currency fluctuations of $43.5 million which were slightly offset by $3.5 million in interest rate swap adjustments.

As of September 30, 2018, we have a cumulative currency translation adjustment of $18.2 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil legal entity, we would incur a non-cash charge of $18.2 million, which would be included as a special charge within the results of operations.

Benefit from Income Taxes

The table below outlines the change in effective tax rate for the nine months ended September 30, 2018 as compared to the nine months ended October 1, 2017 (in thousands, except percentages).

	Nine Months Ended
	September 30, 2018	October 1, 2017
(LOSS) INCOME BEFORE INCOME TAXES	$(29,368)	$17,302

U.S. tax rate	21.0%	35.0%
State taxes	3.7%	0.5%
U.S. permanent differences	4.6%	(0.9)%
Foreign Tax rate differential	(3.8)%	(3.4)%
Unbenefited foreign losses	(4.2)%	0.4%
Intercompany financing	13.1%	(1.1)%
Non-taxable Refinery Valves purchase consideration	—%	(24.6)%
Other	3.0%	(6.2)%
Effective tax rate	37.4%	0.3%

Benefit from income taxes	$10,988	$57

Restructuring Actions

During 2018 and 2017, we initiated "the 2018 Actions" and "the 2017 Actions". Under these restructurings, we reduced costs, primarily through reductions in workforce and closing a number of smaller facilities. In the fourth quarter, the Company announced the closure and discontinuance of manufacturing operations at the Energy Group's Oklahoma City site ("OKC Closure"), as manufacturing will move primarily to Monterrey, Mexico.

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
OKC Closure (Note 1)	$1.0	$1.0	Q4 2018 - Q4 2019
2018 Actions	8.2	8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$16.1	$16.1

Note 1 - Savings figures above represent only the structural savings as a result of the closure and exit of the manufacturing facility at the Energy Group's Oklahoma City site. As part of this action, we expect margin expansion within our Energy Group primarily due to the lower labor rates in Mexico as we deliver on the volume. The savings amounts above do not include the benefit from the anticipated margin expansion.

As shown in the table above, our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur restructuring related special charges between $1.0 million and $1.2 million to complete the 2018 Actions during the fourth quarter of 2018 and first quarter of 2019. We expect to incur net restructuring related charges between $3.7 million and $4.5 million to complete the OKC Closure starting in the fourth quarter of 2018 and ending by the first half of 2019. The OKC Closure net restructuring charge projection does not contemplate the potential benefit of selling the facility. The 2017 Actions were finalized during the fourth quarter of 2017.

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

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	September 30, 2018	October 1, 2017
Cash flow provided by (used in):
Operating activities	$23,463	$2,008
Investing activities	(10,523)	(6,037)
Financing activities	(47,785)	15,039
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,154)	6,338
(Decrease) / Increase in cash, cash equivalents and restricted cash	$(39,999)	$17,348

During the nine months ended September 30, 2018, we provided $23.5 million of cash from operations compared to $2.0 million during the same period in 2017. The $21.5 million increase in cash provided by operating activities was primarily driven by higher cash related earnings of $25.4 million, partially offset by cash outflows from working capital of $4.0 million.

During the nine months ended September 30, 2018, we used cash of $10.5 million in investing activities as compared to using cash of $6.0 million in investing activities during the same period in 2017. The $4.5 million year over year increase in cash usage was primarily driven by additions to property, plant and equipment ($9.3 million) primarily related to upgrade projects in the FH businesses that were in process when we acquired them, partially offset by $4.8 million higher net working capital adjustments for the FH acquisition during 2018 as compared to the Critical Flow Solutions acquisition during 2017.

During the nine months ended September 30, 2018, we used cash of $47.8 million from financing activities as compared to $15.0 million cash provided from financing activities during the same period in 2017. The $62.8 million year over year decrease in cash generated from financing activities relates to $61.2 million of cash returned to the seller of the FH business and a decrease of $4.2 million of net borrowings under our revolving credit facility, partially offset by dividends paid of $1.9 million and debt issuance costs of $0.7 million in the prior year.

As of September 30, 2018, total debt (including current portion) was $831.6 million compared to $795.2 as of December 31, 2017. Total debt as a percentage of total shareholders’ equity was 145% as of September 30, 2018 compared to 131% as of December 31, 2017. As of September 30, 2018, we had available capacity to borrow an additional $61.9 million under our revolving credit facility.

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

We entered into a secured Credit Agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the 2017 Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of September 30, 2018, we had borrowings of $831.6 million outstanding under the 2017 Credit Agreement and $70.0 million outstanding under letters of credit.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at September 30, 2018 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.3:1 as of September 30, 2018, which reflected no change from December 31, 2017.

As of September 30, 2018, cash, cash equivalents, and short-term investments totaled $71.3 million. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $110.4 million of cash, cash equivalents, and short-term investments as of December 31, 2017, substantially all of which was held in foreign bank accounts. The December 31, 2017 balance included $64.5 million which was to be returned to Colfax. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. On a provisional basis, the Company does not expect to owe the one-time transition tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2017 Credit Agreement for U.S. based cash needs.

We expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the quarterly financial statements. On February 28, 2018, we announced the suspension of our nominal dividend, as part of our capital deployment strategy.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on good imported into the U.S. Under the current status, we expect that tariff increases will primarily impact Distributed Valves product lines. The annual impact of the tariff increase will result in higher costs of imported material, which we do not currently expect to be material.

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

Effective April 12, 2018, we entered into an interest rate swap pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Citizens Bank, National Association ("interest rate swap").  The four-year swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by us is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes. See Note 8 to the condensed consolidated financial statements for additional information on the interest rate swap we have executed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we expect that tariff increases will primarily impact Distributed Valves product lines. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

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
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as filed with the Securities and Exchange Commission on November 6, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three and Nine Months Ended September 30, 2018 and October 1, 2017
	(iii)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2018 and October 1, 2017
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and October 1, 2017
	(v)	Notes to Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 6, 2018	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

November 6, 2018	/s/ Rajeev Bhalla
Rajeev Bhalla
Executive Vice President, Chief Financial Officer
Principal Financial Officer

November 6, 2018	/s/ David F. Mullen
David F. Mullen
Vice President and Corporate Controller
Principal Accounting Officer