Form 10-K
period 2018-12-31
CIRCOR INTERNATIONAL INC
filed 2019-03-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was $712,250,764. The registrant does not have any non-voting common equity.

As of February 22, 2019, there were 19,857,359 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 9, 2019. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2018.

Part I

Item 1.    Business

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including realization of cost reductions of cost reductions from restructuring activities and expected synergies, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the FH acquisition may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A, "Risk Factors". We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999. As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

We design, manufacture and market differentiated technology products and sub-systems for markets including industrial, oil & gas, aerospace and defense, and commercial marine. CIRCOR has a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill its customers’ mission critical needs. The Company’s strategy is to grow organically and through complementary acquisitions; simplify CIRCOR’s operations; achieve world class operational excellence; and attract and retain top industry talent. We have a global presence and operate 28 major manufacturing facilities that are located in North America, Western Europe, Morocco, and India. The Company has the following reportable business segments: Industrial (“Industrial segment”), Energy ("Energy segment" or "Energy"), and Aerospace & Defense (“Aerospace & Defense segment”) . We sell our products through distributors, representatives, Engineering, Procurement and Construction ("EPC") companies, as well as directly to end-user customers and original equipment manufacturers (“OEMs”).

Strategies

Our objective is to enhance shareholder value by focusing on growth, margin expansion, strong free cash flow, and disciplined capital deployment. We have a four-point strategy to achieve these objectives.

1) Grow Organically and Through Acquisitions. We leverage the power of our global design capabilities to develop innovative products that solve our customers’ most challenging and critical problems. New products will be an increasingly important part of our growth strategy going forward. In addition, we are positioning ourselves to grow in parts of our end markets where our products are under-represented. This could include establishing a presence in higher growth geographies where we have a limited presence today. It also could include taking products established in one end-market and selling those solutions into other relevant end markets.

In addition to organic growth, we expect to acquire businesses over time. We are primarily focused on companies with differentiated technologies in complementary markets that we already understand and where we expect substantial growth. In addition to strategic fit and differentiated technology, the main criterion for an acquisition is return on invested capital.

2) Simplify CIRCOR. In 2013, we embarked on a long-term journey to simplify CIRCOR. We have a large number of facilities relative to our size and believe that simplifying this structure will not only expand our margins by reducing cost, but will help us improve our customer service, operations, and controls. We obtain an in depth understanding of our customer needs and competitor capabilities in our end markets, and continue to simplify our product portfolio and the number of unique products we offer in the marketplace through active product management.

3) Achieve World Class Operational Excellence. Our Global Operations and Supply Chain organization is fully committed to achieving operational excellence in support of our customers’ expectations of perfect quality, on-time delivery and market competitiveness. We follow the CIRCOR Operating System ("COS") which creates a disciplined culture of continuous improvement for driving operational excellence including a sales and inventory operations plan that provides for world-class quality and delivery while maintaining an optimal level of working capital. COS is comprised of ten business process attributes designed to engage and empower our employees to recognize and eliminate waste, work real-time problem solving as part of their everyday job experience, and enhance our performance both in operations and business office processes. Under COS our employees participate in a regimented training program and receive regular prescriptive assessments / action plans to drive process maturity. Quantitative performance metrics define site certification levels to help attain and sustain a level of quality, productivity, inventory management and market competitiveness that delights our customers, shareholders, and employees.

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

Business Segments

Energy

Effective January 1, 2018, we realigned our business segments in order to simplify the business. The current and prior periods are reported under the new segment structure.

The Energy segment remained unchanged from the 2017 reporting structure except for the addition of the Reliability Services business ("Reliability Services"). We acquired the Reliability Services business as part of the Fluid Handling acquisition that took place in 2017 and subsequently sold the business in January 2019 Refer to Note 19, "Subsequent Event," of the consolidated financial statements included in this Annual report for additional information regarding this disposition.

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

Energy is headquartered in Houston, Texas and has manufacturing facilities in North America, the United Kingdom, Italy, and the Netherlands.

Markets and Applications

Energy serves an increasing range of energy-focused global markets. Key to our business strategy is targeting additional markets that can benefit from our innovative products and system solutions. Markets served today include Oil & Gas: upstream (on-shore and off-shore), mid-stream and downstream, as well as petrochemical processing. The upstream and mid-stream markets are primarily served by our large international project and North American short-cycle businesses, and downstream and petrochemical markets are served primarily by our refinery valves, instrumentation and sampling businesses, and until its sale in January 2019, the Reliability Services business.

•Upstream Oil & Gas: These markets commonly include all the equipment between the outlet on the wellhead to the mainline transmission pipeline and it also incorporates all the activities associated with the installation of this equipment. Our diverse portfolio covers all facets of oil and gas production, both topside and sub-sea, and includes short cycle standard valve products and custom engineered valves.

•Mid-stream Oil & Gas: This market begins at the mainline transmission pipeline and extends to the fence around the refinery or petrochemical plant. It includes certain ancillary equipment, as well as the gas processing plants that prepare and purify raw natural gas for entry into the major pipeline systems and Liquid Natural Gas (LNG) liquefaction and transport processes. Our valves are used for flow control in the main transmission lines, gathering systems, and storage facilities. We also provide inspection and cleaning products and services to insure the integrity of transmission pipelines.

•Downstream Oil & Gas: The downstream market includes the refining, distillation, stripping, degassing, dehydrating, desulphurizing, and purifying of the crude oil to its constituent components. In addition to flow control applications for feedstocks and process control across each downstream process unit, our refinery valves business provides highly specialized engineered solutions for coking and catalytic cracking that improve the safety and efficiency of operations within the refinery.

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

Brands

Energy provides its flow control solutions and services through the following significant brands:

Circle Seal Controls, CIRCOR Tech, CIRCOR Reliability Services, Contromatics, COT-Puritech, DeltaValve, Dopak Sampling, GO Regulators, Hoke-Gyrolok, Hydroseal, KF Valves, LSC, Mallard Control, Pibiviesse, Pipeline Engineering, SICELUB, TapcoEnpro, and Texas Sampling.

Products

Energy offers a range of flow control solutions (distributed and highly engineered) and services, including:

•	Valves (from 1/8 inch to 64 inches in diameter)

•	Engineered Trunion and Floating Ball Valves

•	Gate, Globe and Check Valves

•	Butterfly Valves

•	Instrumentation Fittings and Sampling Systems, including Sight Glasses & Gauge Valves

•	Liquid Level Controllers, Liquid Level Switches, Plugs & Probes Pressure Controllers, Pressure Regulators

•	Pipeline pigs, quick opening closure, pig signalers

•	Delayed coking unheading devices and fluid catalytic converter and isolation valves

•	Oil mist systems and preventative lubrication services

For our manufactured valve products, we are subject to applicable federal, state and local regulations. In addition, many of our customers require us to comply with certain industrial standards, including those issued by the American Petroleum Institute, International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, and the European Pressure Equipment Directive. We also need to meet standards that qualify us to be on authorized supplier lists with various global end users. We are fully qualified and licensed for the API 6D, API 6DSS and API 6A PSL4.

Customers
Energy’s products and services are sold to end-user customers, such as major oil companies, EPC companies, and distributors, through sales channels that include direct sales, sales representatives, and agents.

Revenue and Backlog

Energy accounted for $451.2 million, $339.6 million, and $305.9 million, or 38%, 51%, and 52% of our net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Energy’s backlog as of January 31, 2019 was $166.8 million compared with $190.1 million as of January 31, 2018. Energy backlog represents backlog orders we believe to be firm.

Aerospace & Defense

The Aerospace & Defense segment includes the Aerospace & Defense business from the 2017 Advanced Flow Solutions ("AFS") segment, along with the Pumps and Valves Defense business acquired as part of the FH acquisition.

Aerospace & Defense is a diversified flow control technology platform. Our primary product focus areas are valves, pumps, actuation, motors, switches, and high pressure pneumatic systems.

Aerospace & Defense products are mainly used in aerospace, defense, and general industrial markets.

We plan to grow Aerospace & Defense by increasing market share in existing and new markets through exceptional sales and customer service enabled by innovative, reliable and high quality solutions. Product portfolio expansion through acquisitions of differentiated technologies in current and adjacent applications is also a key part of our growth strategy.

We have Aerospace & Defense facilities in North America, the United Kingdom, France, Morocco, and India. Our Aerospace & Defense headquarters is in Corona, California.

Markets and Applications

Aerospace & Defense serves the aerospace and defense markets.

•The commercial aerospace market that we serve includes systems and components on airliners and business jets, such as hydraulic, pneumatic, fuel and ground support equipment including maintenance, repair and overhaul (MRO). In addition, we serve the defense aerospace market, including military and naval applications where controls or motion switches are mission critical. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, submarines, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including MRO.

•The non-aerospace defense market that we serve is primarily focused on naval vessels, with our pumps and valves used across most naval platforms in a wide variety of onboard applications. We are a trusted supplier to many countries' navies, leveraging our engineering and manufacturing capabilities to work directly with our customers in developing targeted solutions for mission critical applications including very low acoustic signature pumps for submarines.

Brands

Aerospace & Defense manufactures and markets control valves, automatic recirculation valves, regulators, fluid controls, actuation systems, landing gear components, pneumatic controls, electro-mechanical controls, and other flow control products and systems. Aerospace & Defense provides actuation and fluid control systems and services through the following brands: CIRCOR Aerospace, Aerodyne Controls, CIRCOR Bodet, CIRCOR Industria, CIRCOR Motors, Hale Hamilton, Leslie Controls, Portland Valve, and Warren Pumps.

Products

Aerospace & Defense offers a range of solutions, including:

•	Specialty Centrifugal, 2-Screw, and Propeller Pumps

•	Specialized control valves

•	MIL-Spec butterfly valves and actuators

•	Electromechanical, pneumatic and hydraulic, fluid and motion control systems

•	Actuation components and sub-systems

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

Customers

Aerospace & Defense products and services are used by a range of customers, including those in the military and defense, commercial aerospace, business and general aviation, and general industrial markets. Our customers include aircraft manufacturers (OEMs) and Tier 1 suppliers to these customers.

Revenue and Backlog

Aerospace & Defense accounted for $237.0 million, $183.0 million and $166.1 million, or 20%, 28% and 28% of our net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Aerospace & Defense backlog as of January 31, 2019 was $183.3 million compared with $142.0 million as of January 31, 2018.

Aerospace & Defense backlog represents orders we believe to be firm, including future customer demand requirements on long-term aerospace product platforms where we are the sole source provider. We determine the amount of orders to include in our backlog for such aircraft platforms based on 12 months demand published by our customers.

Industrial

The Industrial segment includes the businesses acquired as part of the FH acquisition (except for the businesses noted above that were moved to the Energy and Aerospace & Defense segments) as well as the Industrial Solutions and Power and Process businesses that were part of the Advance Flow Solutions segment in 2017.

Industrial is a global portfolio of highly engineered and differentiated fluid handling products and flow control products. Our primary products are positive displacement pumps, specialty centrifugal pumps, automatic recirculating valves, control valves, and harsh environment flow control products for steam and cryogenic applications.

Our technology is focused on moving the most difficult fluids with extremely high efficiency for critical applications in the general industrial, power, process, oil & gas, and commercial marine end markets.

We plan to grow the Industrial segment by expanding our share in existing markets with innovative solutions and new product offerings through our strong sales and service network, and leveraging our brand and commercial position.

Industrial is headquartered in Radolfzell, Germany, with primary manufacturing centers in North America, Germany, India, and China.

Markets and Applications

Industrial serves the industrial, commercial marine, oil & gas, and power and process markets.

•The general industrial market includes a broad range of manufacturing operations for flow and energy control. Our products are used to handle viscous and critical fluids, automate and control plant utilities, increase energy efficiency in buildings and campuses, and safely regulate critical fluids such as industrial gases and cryogenic fluids used in manufacturing processes.

•The power and process market is comprised of electric utilities, industrial power producers, and OEM power generating equipment providers. Our products and services are used across this segment in lubrication management for turbines and generators, as well as fuel delivery, heat transfer, and emissions reduction applications. We serve power generation facilities and processes fueled by natural gas, oil, hydro, solar, nuclear, and coal.

•The Oil & Gas market is divided into three sub-segments: upstream, midstream, and downstream. In upstream, our products and services are used to manage equipment and fluids critical to the drilling of new wells, and also maximize, control, and maintain oil production from both new and existing wells. In midstream, our products are used in the transfer of oils and refined products via pipelines, ship vessels, railcars, and trucks. Our products and services are also used to manage and maintain storage terminals. In downstream, our products are used to support critical refining processes, both directly in the process and as part of integrated equipment supplied by OEMs.

•The commercial marine market includes shipbuilders, OEM suppliers of onboard equipment, and shipping fleet operators. Our products and services are designed specifically to support all aspects of fluid systems, including propulsion, ballast handling, cooling water, bilge, fuel, power generation, and mechanical hydraulics.

•In all of the markets we serve, we provide aftermarket components and, in limited applications, aftermarket services.

Brands

Industrial manufactures and markets products and services through the following brands:

Allweiler, Houttuin, IMO Pump, IMO AB, Nicholson Steam Trap, Rockwood Swendemann, Rosscor, RTK, Schroedahl, SES, Spence Engineering, Tushaco, and Zenith.

Products

Industrial offers a range of fluid handling products and services, including:

•	3 Screw Pumps

•	2 Screw Pumps

•	Progressing Cavity Pumps

•	Specialty Centrifugal Pumps

•	Gear Metering Pumps

•	Multiphase Pump Systems

•	Automatic Recircultaing Valves

•	Severe Service and General Service Control Valves

Our products must comply with certification standards applicable to many of our end markets. These standards include but are not limited to ISO 9001:2008, ANSI/ASQC Q 9001, API 676, and Mil-I-45208.

Customers

Industrial's products and services are sold directly to end-users, OEMs that supply specialized systems in their respective end markets, and EPC companies through a global network of direct and indirect sales channels.

Revenue and Backlog

Industrial accounted for $487.6 million, $139.1 million and $118.2 million or 41%, 21% and 20% of our net revenues for the years ended December 31, 2018, 2017 and 2016. Industrial backlog as of January 31, 2019 was $168.2 million.

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

The primary competitors of our Industrial segment include: Leistritz AG, Curtiss-Wright Corporation, Netzsch GmbH, ITT Corporation, Seepex GmbH, and Naniwa Ltd.

New Product Development

Our engineering differentiation comes from our ability to offer products, solutions and services that address high pressure, high temperature, and caustic flow. Our solutions offer high standards of reliability, safety and durability in applications requiring precision movement and zero leakage.

We continue to develop new and innovative products to enhance our market positions. Our product development capabilities include designing and manufacturing custom applications to meet high tolerance or close precision requirements. For example, our Energy segment operation can meet the tolerance requirements of sub-sea, cryogenic environments as well as critical service steam applications. Our Aerospace & Defense segment continues to expand its integrated systems design and testing capability to support bundled sub-systems for aeronautics applications, as well as acoustically superior motors for marine applications. These testing and manufacturing capabilities enable us to develop customer-specified applications. In many cases, the unique characteristics of our customer-specified technologies have been subsequently used in broader product offerings. The Industrial segment provides unique fluid handling products for viscous and critical fluids with specific design and engineering capabilities, as well as highly differentiated smart technology for specific applications.

We maintain a Global Engineering Center of Excellence in India with a capable technology and engineering team that complements the engineering resources in a business unit.

Customers

For the years ended December 31, 2018, 2017, and 2016, we had no customers from which we derive revenues that exceed 10% of the Company’s consolidated revenues. Our businesses sell into both long-term capital projects as well as short-cycle demand. As a result, we tend to experience fluctuations in orders, revenues and operating results at various points across economic and business cycles. Our Energy businesses can be cyclical in nature due to the fluctuation of the worldwide price, supply and demand for oil and gas. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets decreases as our customers with higher production costs will cut back investment and reduce purchases from us. The number of active rigs and wells drilled in North American short-cycle Oil & Gas market is a strong indicator of demand especially for our distributed valves products. In addition, the level of capital expenditures by national oil companies or the oil majors in exploration and production activities drive demand for our long cycle, engineered valves products. Maintenance expenditures during refinery turnarounds drive demand for our refinery valve products. Similarly, although not to the same extent as the Oil & Gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand.

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

Intellectual Property

We own patents that are scheduled to expire between 2019 and 2030 and trademarks that can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

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

Employees and Labor Relations

As of January 31, 2019, our worldwide operations directly employed approximately 4,400 people. We have 96 employees in North America who are covered by two collective bargaining agreements. We also have the following employees covered by governmental regulations or workers' councils:

•	Germany - 1107 employees

•	France - 150 employees

•	Mexico - 108 employees

•	Italy - 85 employees

•	UK - 40 employees

•	Norway - 33 employees

•	Sweden - 10 employees

We believe that our employee relations are good at this time.

Available Information

We file reports on Form 10-Q with the Securities and Exchange Commission ("SEC") on a quarterly basis, additional reports on Form 8-K from time to time, and an annual report on Form 10-K on an annual basis. These and other reports filed by us, or furnished by us, to the SEC in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC on its website at http://www.sec.gov. Additionally, our Form 10-Q, Form 8-K, Form 10-K and amendments to those reports are available without charge, as soon as reasonably practicable after they have been filed with, or furnished to, the SEC, on our Investor Relations website at http://investors.CIRCOR.com. The information on our website is not part of, or incorporated by reference in, this Annual Report.

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

Some of our end-markets are cyclical, which cause us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Results of operations for any particular period are not necessarily indicative of the results of the operations for any future period. We sell our products principally to aerospace, military, commercial aircraft, Oil & Gas exploration, transmission and refining, power generation, chemical processing and maritime markets. Although we serve a variety of markets to reduce dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that could be difficult to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets can result in lower revenues and profit margins.

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

We continually review our current business and products to attempt to maximize our performance. We may in the future deem it appropriate to pursue the divestiture of additional product lines or businesses as conditions dictate. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested assets or businesses, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

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

If we do not realize the expected benefits or synergies of any divestiture, restructuring, or simplification activities, our business, financial condition, cash flows and results of operations could be negatively impacted.

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services outside of the United States through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to additional risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions; and complex, varying and changing government regulations and legal standards and requirements, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions and the Foreign Corrupt Practices Act, and the occurrence of any of these factors could materially and adversely affect our operations.

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

Our international manufacturing and sales activities expose us to changes in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe and Canada. Fluctuations in foreign currency exchange rates could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows. Our major foreign currency exposures involve the markets in Western Europe and Canada.

We may use forward contracts to help manage the currency risk related to certain business transactions denominated in foreign currencies. We primarily utilize forward exchange contracts with maturities of less than eighteen months. To the extent these transactions are completed, the contracts minimize our risk from exchange rate fluctuations because they offset gains and losses on the related foreign currency denominated transactions. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that counterparties to such contracts will perform their contractual obligations to us to realize the anticipated benefits of the contracts.

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

We, like other manufacturers, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any such liabilities. For example, liability insurance typically does not afford coverage for a design or manufacturing defect unless such defect results in injury to person or property. We generally attempt to contractually limit liability to our customers to risks that are insurable but are not always successful in doing so. Similarly, we generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, financial condition, cash flows and results of operations.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, no such measures can eliminate the possibility of the systems' improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. Additionally, outside parties frequently attempt to fraudulently induce employees, suppliers or customers to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees have been and likely will continue to be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures.

If company, personal or otherwise protected information is improperly accessed, tampered with or distributed, we may face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under federal, state, or international laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We are subject to a variety of laws and international trade practices, including regulations issued by the United States Bureau of Industry and Security, the Department of Homeland Security, the Department of State and the Department of Treasury. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy and has implemented greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we expect that tariff increases will primarily impact [our] Distributed Valves product lines. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding term loan.

Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we incurred in connection with the acquisition of FH, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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

Our credit agreement requires that we maintain certain ratios and limits our ability to make acquisitions, incur debt, pay dividends, make investments, sell assets or merge.

Our credit agreement, dated December 11, 2017, governs our indebtedness. This agreement includes provisions which place limitations on certain activities, including our ability to: issue; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain more restrictive financial or other covenants. The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of our indebtedness. If we are unable to service our indebtedness, our business, financial condition, cash flows and results of operations would be materially adversely affected.

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

Under the conflict minerals rule, public companies must disclose whether specified minerals, known as conflict minerals, are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed by May 31st of each year and requires companies to perform due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The conflicts mineral rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

We may be adversely affected by comprehensive tax reform

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act remains uncertain, and our results of operations, cash flows or financial condition, as well as the trading price of our Common Stock, could be adversely affected. In addition, it is uncertain how various states will respond to the Tax Act.

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

Our Energy segment has major manufacturing facilities located in North America, Italy, United Kingdom, and the Netherlands. Properties in Nerviano, Italy and Spartanburg, South Carolina are leased. Our Aerospace & Defense segment has major manufacturing facilities located in North America, United Kingdom, Germany, France, India and Morocco. Properties in Hauppauge, New York and Corona, California are leased. Our Industrial segment has major facilities located in North America and Netherlands. Properties in Germany and India are leased.

Segment	Leased	Owned	Total
Energy	7	5	12
Aerospace & Defense	1	4	5
Industrial	4	7	11
Total	12	16	28

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

Item 3.    Legal Proceedings

For information regarding our legal proceedings refer to the first three paragraphs of Note 15, “Contingencies, Commitments and Guarantees”, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated herein by reference.

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

As of February 22, 2019, there were 19,857,359 shares of our common stock outstanding and we had 57 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The graph below compares the cumulative 5-Year total return provided shareholders on CIRCOR International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, our previous peer group (“2017 Peer Group”) and our updated peer group (“2018 Peer Group”). The companies included in the 2017 Peer Group and the 2018 Peer Group are listed in footnotes 1 and 2 below, respectively. We revised our peer group to incorporate peers relevant to the businesses we acquired in the Fluid Handling acquisition. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on 12/31/2013 and its relative performance is tracked through 12/31/2018.

	12/13	12/14	12/15	12/16	12/17	12/18
CIRCOR International, Inc.	100.00	74.77	52.44	80.96	60.91	26.65
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
2017 Peer Group	100.00	87.21	71.19	96.87	105.44	86.94
2018 Peer Group	100.00	96.22	81.62	100.76	91.40	57.87

•
2017 Peer Group: There are six companies included in the company's 2017 Peer Group which are: Crane Co, Curtiss-Wright Corp, Flowserve Corp, Forum Energy Technologies Inc., SPX Flow Inc. and Woodward Inc.

•	2018 Peer Group: The three companies included in the company's 2018 Peer Group are: Dover Corp, IDEX Corp and Schlumberger NV.

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

The consolidated statements of (loss) income and consolidated statements of cash flows data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014, are derived from our consolidated financial statements not included in this Annual Report.

Selected Financial Data
(in thousands, except per share data)

	Years Ended December 31,
	2018 (3)	2017	2016	2015	2014
Statement of (Loss) Income Data (1):
Net revenues	$1,175,825	$661,710	$590,259	$656,267	$841,446
Gross profit	341,650	200,820	183,115	199,332	257,020
Operating income	9,384	20,568	10,918	26,174	64,757
(Loss) Income before income taxes	(36,094)	6,113	9,680	22,428	63,261
Net (loss) income	$(39,384)	$11,789	$10,101	$9,863	$50,386
Balance Sheet Data:
Total assets	$1,791,612	$1,906,799	$820,756	$669,915	$724,722
Total debt	786,037	795,208	251,200	90,500	13,684
Shareholders’ equity	528,993	601,974	404,410	400,777	494,093
Total capitalization	$1,315,030	$1,397,182	$655,610	$491,277	$507,777
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$53,994	$9,637	$59,399	$27,142	$70,826
Investing activities	(16,877)	(502,124)	(210,481)	(87,726)	(1,842)
Financing activities	(74,073)	535,568	158,764	2,251	(37,724)
Interest expense, net	52,913	10,777	3,310	2,844	2,652
Capital expenditures	23,588	14,541	14,692	12,711	12,810
Diluted earnings per common share	$(1.99)	$0.70	$0.61	$0.58	$2.84
Diluted weighted average common shares outstanding	19,834	16,849	16,536	16,913	17,768
Cash dividends declared per common share	$—	$0.15	$0.15	$0.15	$0.15
(1) See Note 5, "Special and Restructuring charges, net," of the consolidated financial statements included in this Annual Report, for additional details on charges included in the twelve months ended December 31, 2018, December 31, 2017, and December 31, 2016 operating income above. The statement of income data for the year ended December 31, 2015 includes special and restructuring charges, net of $14.4 million. The statement of income data for the year ended December 31, 2014 includes special and restructuring charges, net of $12.7 million.

(2) On December 11, 2017 we acquired FH, on October 12, 2016 we acquired Critical Flow Solutions, and on April 15, 2015 we acquired Schroedahl.
(3) On January 1, 2018 the Company adopted ASU 2014-09, Revenue from Contracts, which had a material impact on revenues during FY'18. The Company discloses the impact of this change on revenue in Note 2, Summary of Significant Accounting Policies. On January 1, 2018 we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which had a material impact in the current year. Refer to Note 14, Retirement Plans

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We expect the trend in lower capital expenditures, as well as deferred maintenance spending, by many national oil companies, oil majors and refineries to continue in 2019 and impact our project businesses in engineered valves. However, we expect to see modest growth in other markets that we serve, including the short-cycle on-shore North American distributed valves market and petrochemical processing market. We received a number of large orders in 2018 for refinery valves, however, it is uncertain whether this trend will continue in 2019. Capital expenditures in the industrial end markets that we serve is expected to grow modestly, although there are some signs of a slowdown in Europe. We expect to experience lower demand for our products that serve the power generation markets. Aerospace and defense end markets are expected to grow as demand for commercial air travel continues to increase and funding on military programs in the U.S. improves in 2019. We do not expect an improvement in the commercial marine sector as global shipbuilding continues to be constrained.

We continue to implement actions to mitigate the impact on our earnings with the lower demand and increasingly competitive environment. In addition, we are investing in products and technologies designed to help solve our customers’ most difficult problems.  We expect to further simplify CIRCOR by standardizing technology, reducing facilities, consolidating suppliers and achieving world class operational excellence, including working capital management. We believe our cash flow from operations and financing capacity is adequate to support these activities. Finally, continuing to attract and retain talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2019.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2018 we reorganized our segments by end market: Energy, Aerospace & Defense and Industrial. Prior year financial statements have been adjusted to reflect this new organization basis beginning in the first quarter of 2018.

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For information regarding our critical accounting policies, refer to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

For goodwill, we perform an impairment assessment at the reporting unit level on an annual basis as of our October month end or more frequently if circumstances warrant. In October 2018 when we performed our impairment assessment, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2018 goodwill assessment exceeded the carrying amounts by more than 20% for our Energy, Aerospace & Defense, and Industrial reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to change in industry or market conditions, we may be required to record impairment charges.

Results of Operations

2018 Compared With 2017

Consolidated Operations

(in thousands)	2018	2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$451,232	$339,617	$111,615	$57,290	$51,918	$2,407
Aerospace & Defense	237,017	182,983	54,034	46,929	4,669	2,436
Industrial	487,576	139,110	348,466	344,456	1,911	2,099
Consolidated Net Revenues	$1,175,825	$661,710	$514,115	$448,675	$58,498	$6,942

Net revenues in 2018 were $1.2 billion, an increase of $514.1 million from 2017 primarily driven by our December 2017 acquisition of the fluid handling business of Colfax Corporation ("FH") $448.7 million, along with operations increase of $58.5 million and favorable foreign exchange increase of $6.9 million.

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

Our CODM evaluates segment operating performance using segment operating income. Segment operating income is defined as generally accepted accounting principles ("GAAP") operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates a comparison of performance for determining incentive compensation achievement.

For information regarding our segment determination refer to Note 18, “Business Segment and Geographical Information," of the consolidated financial statements included in this Annual Report.

(in thousands)	2018	2017	Change
Net Revenues
Energy	$451,232	$339,617	$111,615
Aerospace and Defense	237,017	182,983	54,034
Industrial	487,576	139,110	348,466
Consolidated Net Revenues	$1,175,825	$661,710	$514,115

Operating Income
Energy - Segment Operating Income	$33,496	$30,131	$3,365
A&D - Segment Operating Income	36,047	23,375	12,672
Industrial - Segment Operating Income	57,340	19,932	37,408
Corporate expenses	(30,299)	(21,744)	(8,555)
Subtotal	96,584	51,694	44,890
Restructuring charges, net	12,752	6,062	6,690
Special charges, net	11,087	7,989	3,098
Special and restructuring charges, net (1)	23,839	14,051	9,788
Restructuring related inventory charges (1)	2,402	—	2,402
Amortization of inventory step-up	6,600	4,300	2,300
Acquisition amortization	47,310	12,542	34,768
Acquisition depreciation	7,049	233	6,816
Restructuring and other costs	63,361	17,075	46,286
Consolidated Operating Income	$9,384	$20,568	$(11,184)

Consolidated Operating Margin	0.8%	3.1%

(1) See Note 5 "Special and Restructuring charges, net" of the consolidated financial statements included in this Annual Report, for additional details.

Energy Segment

(in thousands)	2018	2017	Change
Orders	$451,910	$376,039	$75,871
Net Revenues	$451,232	$339,617	$111,615
Segment Operating Income	33,496	30,131	3,365
Segment Operating Margin	7.4%	8.9%

Energy segment orders increased $75.9 million, or 20%, to $451.9 million for 2018 compared to $376.0 million in 2017, primarily due to primarily driven by capital project and maintenance, repair, and overhaul orders within the Reliability Services business (+18%), Refinery Valves business (+16%) and Engineered Valves business (+3%), partially offset by declines in our Distributed Valves business (-17%).

Energy segment net revenues increased $111.6 million, or 33%, in 2018 compared to 2017. The increase was primarily driven by the addition of the Reliability Services business acquired with the FH acquisition (+17%), our Refinery Valves business (+11%), our North American Distributed Valves business (+3%), our Pipeline business (+2%) and our Instrumentation & Sampling business (+1%).

Segment operating income increased $3.4 million, or 11%, to $33.5 million for 2018 compared to $30.1 million in 2017. The increase in segment operating income was primarily due to operational improvements within our Refinery Valves business (+32%), and the acquisition of Reliability Services business (+17%), partially offset by operational losses within our North American Distributed Valves business (-24%) and Engineered Valves business (-14%).

QUARTERLY ENERGY SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2017					2018
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	100,012	73,140	84,857	118,030	376,039	129,762	113,171	110,987	97,990	451,910
Net Revenues	76,210	78,276	88,570	96,561	339,617	99,972	112,804	121,023	117,433	451,232
Operating Income	6,407	8,170	6,936	8,618	30,131	5,696	9,242	9,163	9,396	33,497
Operating Margin	8.4%	10.4%	7.8%	8.9%	8.9%	5.7%	8.2%	7.6%	8.0%	7.4%
Backlog (1)	142,752	140,102	138,811	182,999	182,999	224,139	217,666	205,924	183,467	183,467
(1) at end of period.

Aerospace & Defense Segment

(in thousands)	2018	2017	Change
Orders	$277,469	$193,535	$83,934
Net Revenues	$237,017	$182,983	$54,034
Segment Operating Income	36,047	23,375	12,672
Segment Operating Margin	15.2%	12.8%

Aerospace & Defense segment orders increased $84.0 million, or 43%, to $277.5 million for 2018 compared to $193.5 million in 2017, primarily due to our Pumps Defense business (+36%) and our U.S. fluid control and actuation business (+7%).

Aerospace & Defense segment net revenues increased by $54.0 million, or 30%, in 2018 compared to 2017. The increase was primarily driven by the defense related business ("Pumps Defense") we acquired in the FH acquisition (+26%), price and volume increases in our United States ("U.S.") fluid control business (+5%) and our United Kingdom ("U.K.") defense business (+2%), partially offset by decreased revenues in our actuation business (-2%) and French business (-2%). The increase in our Pumps Defense business is attributed to the timing of orders received for the Joint Strike Fighter program.

Segment operating income increased $12.7 million, or 54%, to $36.0 million for 2018 compared to $23.4 million for 2017. The increase in operating income was primarily driven by our Pumps Defense business (+43%), lower headquarter costs (+23%), our U.S. fluid control business (+11%), and our U.K. defense business (+1%), partially offset by declines in our U.S. actuation business (-21%) and our French business (-4%).

QUARTERLY A&D SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2017					2018
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	56,416	39,902	45,939	51,278	193,535	59,793	59,441	81,533	76,702	277,469
Net Revenues	41,601	43,304	41,117	56,961	182,983	58,477	57,500	57,757	63,283	237,017
Operating Income	3,784	4,374	4,333	10,884	23,375	8,931	6,992	8,709	11,415	36,047
Operating Margin	9.1%	10.1%	10.5%	19.1%	12.8%	15.3%	12.2%	15.1%	18.0%	15.2%
Backlog (1)	106,178	105,741	108,157	163,694	163,694	165,841	152,081	172,986	179,639	179,639
(1) At end of period.

Industrial Segment

(in thousands, except percentages)	2018	2017		Change
Orders	$510,115	$131,993		$378,122
Net Revenues	$487,576	$139,110	348,466	$348,466
Segment Operating Income	57,340	19,932		37,408
Segment Operating Margin	11.8%	14.3%

Industrial segment orders increased $378.1 million, or 286%, to $510.1 million for 2018 compared to $132.0 million in 2017, primarily due to the FH acquisition. The Pumps Businesses saw a significant increase in orders in the general industrial sector in Europe.  Demand in North America was largely driven by the timing of certain Navy orders, bookings in Oil & Gas end markets, and strength in general industrial sectors.

Industrial segment net revenues increased $348.5 million, or 250%, in 2018 compared to 2017. The increase was primarily driven by the European and North American Pumps businesses ("Pumps Businesses") we acquired in the FH acquisition (+248%), along with increases in the Valves EMEA business(+3%).

Segment operating income increased $37.4 million, or 187.6%, to 57.3 million for 2018 compared to $19.9 million primarily driven by the Pumps Businesses (+166%) and Valves businesses (+21%). The decrease in segment operating margin from 14.3% to 11.8% was driven by the addition of relatively lower margin acquired businesses.

QUARTERLY INDUSTRIAL SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2017					2018
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	27,654	29,889	27,296	47,154	131,993	136,607	136,746	114,876	121,886	510,115
Net Revenues	27,397	29,651	30,006	52,056	139,110	117,131	131,064	118,734	120,647	487,576
Operating Income	4,384	4,901	5,675	4,972	19,932	12,948	15,037	14,609	14,746	57,340
Operating Margin	16.0%	16.5%	18.9%	9.6%	14.3%	11.1%	11.5%	12.3%	12.2%	11.8%
Backlog (1)	32,878	33,751	31,286	155,786	155,786	170,568	167,325	178,044	163,801	163,801
(1) At end of period.

Corporate Expenses

Corporate expenses increased $8.6 million to $30.3 million for 2018. This increase was primarily driven by higher variable compensation costs, professional fees and integration costs.

Special and Restructuring charges, net

During 2018, the Company recorded a total of $23.8 million of Special and restructuring charges. In our statement of operations, these charges are recorded in Special and restructuring charges, net. These costs are primarily related to our simplification and restructuring efforts. These restructuring charges and other special charges are described in further detail in Note 5, "Special and Restructuring charges, net," of the consolidated financial statements included in this Annual Report.

Restructuring and other costs

During 2018, the Company recorded a total of $63.4 million of Restructuring and other costs. These charges represent plant, property, and equipment depreciation related to the step-up in fair value as part of our FH acquisition, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general, and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense increased $42.1 million to $52.9 million for 2018. The change in interest expense was primarily due to higher outstanding debt balances as a result of our acquisition of FH during the fourth quarter of 2017.

Other Expense (Income), Net

Other expense, net, was $7.4 million for 2018 compared to other income, net of $3.7 million in 2017. The difference of $11.1 million primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income. In addition, we had gains related to changes in foreign currency in 2018 whereas in 2017 we had losses associated with foreign currency.

Comprehensive (Loss) Income

Comprehensive income decreased $123.7 million, from a comprehensive income position of $51.3 million for the year-ended December 31, 2017 to a comprehensive loss position of $72.4 million for the year-ended December 31, 2018, primarily driven by $21.9 million in unfavorable foreign currency balance sheet remeasurements. These unfavorable foreign currency balance sheet remeasurements were driven by the Euro ($12.7 million).

As of December 31, 2018, we had a cumulative currency translation adjustment of $18.1 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity, we would incur a non-cash charge of $18.1 million, which would be included as a special charge within the results of operations.

(Benefit from) Provision for Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; global intangible low-taxed income ("GILTI"); and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system . The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018 and have been reflected in our financial statements. With respect to GILTI, the company has adopted a policy to account for this provision as a period cost.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provided a one-year measurement period for companies to complete the accounting.

In connection with our initial analysis of the impact of the Tax Act, we had recorded a provisional estimate of $0.5 million net tax benefit for the period ended December 31, 2017. This benefit consists of provisional estimates of zero net expense for the Transition Tax liability, and $0.5 million benefit from the remeasurement of our deferred tax assets/liabilities due to the corporate rate reduction. On a provisional basis, the Company did not expect to owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates. We have now finalized our accounting and these estimates did not change. The impact of the Tax Act resulted in a valuation allowance on a portion of our U.S. foreign tax credit carryforwards (deferred tax asset), in the amount of a $10.9 million expense, which was recorded in 2018.

The table below outlines the change in effective tax rate for 2018 and 2017 (in thousands, except percentages).

	2018	2017	Change
Income/ (Loss) Before Tax	$(36,094)	$6,113	$(42,207)

US tax rate	21.0%	35.0%	(14.0)%
State taxes	3.1%	0.3%	2.9%
US permanent differences	0.9%	2.5%	(1.6)%
Foreign tax rate differential	(3.7)%	(30.0)%	26.3%
Unbenefited foreign losses	(3.6)%	2.8%	(6.4)%
GILTI impact	(5.5)%	—%	(5.5)%
Intercompany financing	8.4%	(10.7)%	19.1%
Non-taxable CFS purchase consideration	$—	(69.3)%	69.3%
Foreign tax credit writeoff	(30.8)%	—	(30.8)%
Tax reserve	0.8%	(16.2)%	17.0%
Other	0.1%	(7.3)%	6.7%
Total	(9.1)%	(92.9)%	83.1%

Restructuring Actions

During 2018 and 2017, we initiated certain restructuring actions (the "2018 Actions" and "the 2017 Actions"), respectively. Under these restructurings, we reduced costs, primarily through reductions in workforce and closing a number of smaller facilities. In the fourth quarter of 2018, the Company announced the closure and discontinuance of manufacturing operations at the Energy Group's Oklahoma City site ("OKC Closure"), as manufacturing will move primarily to Monterrey, Mexico.

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

We expect to incur restructuring related special charges between $0.1 million and $0.2 million to complete the 2018 Actions during the first quarter of 2019. We expect to incur net restructuring related charges between $1.0 million and $1.5 million to complete the OKC Closure ending by the first half of 2019. The OKC Closure net restructuring charge projection does not contemplate the potential benefit of selling the facility. The 2017 Actions were finalized during the fourth quarter of 2017.

Results of Operations

2017 Compared With 2016

Consolidated Operations

(in thousands)	2017	2016	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Energy	$339,617	$305,939	$33,678	$51,381	$(19,074)	$1,371
Aerospace & Defense	182,983	166,127	16,856	2,689	14,638	(471)
Industrial	$139,110	$118,193	20,917	$25,482	$(5,625)	$1,060
Consolidated Net Revenues	$661,710	$590,259	$71,451	$79,552	$(10,061)	$1,960

Net revenues in 2017 were $661.7 million, an increase of $71.5 million from 2016. The increase in net revenue was primarily driven through our acquisitions of Critical Flow Solutions ("CFS") in October 2016 ($43.1 million), our December 2017 acquisition of Fluid Handling ($36.5M), along with favorable F/X gains for $2.0 million, partially offset by operating losses of $(10.1 million) in aggregate.

Segment Results

The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates a comparison of performance for determining incentive compensation achievement.

(in thousands)	2017	2016	Change
Net Revenues
Energy	$339,617	$305,939	$33,678
Aerospace & Defense	182,983	166,127	16,856
Industrial	$139,110	$118,193	20,917
Consolidated Net Revenues	$661,710	$590,259	$71,451
			$—
Operating Income			—
Energy - Segment Operating Income	30,131	$32,651	$(2,520)
A&D - Segment Operating Income	23,375	15,368	8,007
Industrial - Segment Operating Income	19,932	20,056	(124)
Corporate expenses	(21,744)	(25,672)	3,928
Subtotal	51,694	42,403	9,291
Restructuring charges, net	6,062	8,975	(2,913)
Special charges, net	7,989	8,196	(207)
Special and restructuring charges, net (1)	14,051	17,171	(3,120)
Restructuring related inventory charges (1)	—	2,846	(2,846)
Amortization of inventory step-up	4,300	1,366	2,934
Impairment charges	—	208	(208)
Acquisition amortization	12,542	9,901	2,641
Acquisition depreciation	233	—	233
Brazil restatement impact	—	—	—
Restructuring and other cost, net	17,075	14,321	2,754
Consolidated Operating Income	$20,568	$10,911	$9,657

Consolidated Operating Margin	3.1%	1.8%

(1) See Note 5 "Special and Restructuring charges, net" of the consolidated financial statements, for additional details.

Energy Segment

(in thousands)	2017	2016	Change
Net Revenues	$339,617	$305,939	$33,678
Segment Operating Income	30,131	32,651	(2,520)
Segment Operating Margin	8.9%	10.7%

Energy segment net revenues increased $33.7 million, or 11%, in 2017 compared to 2016. The increase was primarily driven by our Refinery Valves business (+21%), our North American short-cycle business (+12%) and the Reliability Services business (3%), partially offset by declines in our large international projects business (-20%) and other oil & gas business (-4%).

Segment operating income decreased $(2.5) million, or 7.7%, from 2016 to 2017 to $30.1 million for 2017 compared to $32.7 million. The decrease in segment operating income was primarily due to the significant revenue decline in the large international projects business (-62%), along with revenue decline in our instrumentation & sampling (-17%), and our other oil & gas business (-11%) partially offset by increased shipment volumes within our North American short-cycle business (+30%), our Refinery Valves business (+25%), the Reliability Services business (+5%) and our Pipeline business (+5%).

Energy segment orders increased $121.3 million, or 48%, to $376.0 million for 2017 compared to $254.8 million in 2016, primarily due to CFS, along with increased orders in our North American short-cycle business due to improved demand and higher production activity in the U.S. shale plays, partially offset by lower orders in our large international projects business due to a significant reduction in capital expenditures for exploration and production by the major oil companies resulting in fewer projects.

QUARTERLY ENERGY SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2016					2017
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	67,221	54,506	51,508	81,511	254,746	100,012	73,140	84,857	118,030	376,039
Net Revenues	79,509	76,418	65,073	84,939	305,939	76,210	78,276	88,570	96,561	339,617
Operating Income	8,756	8,794	6,392	8,716	32,658	6,407	8,170	6,936	8,618	30,131
Operating Margin	11.0%	11.5%	9.8%	10.3%	10.7%	8.4%	10.4%	7.8%	8.9%	8.9%
Backlog (1)	118,508	93,894	80,613	119,551	119,551	142,752	140,102	138,811	182,999	182,999
(1) at end of period.

Aerospace & Defense Segment

(in thousands)	2017	2016	Change
Net Revenues	$182,983	$166,127	$16,856
Segment Operating Income	23,375	15,368	8,007
Segment Operating Margin	12.8%	9.3%

Aerospace & Defense segment net revenues increased by $16.9 million, or 10%, in 2017 compared to 2016. The increase was primarily driven by increases in our U.S. Fluid Control businesses (+5%), our U.K. defense business (+3%) and our U.S. defense business (+2%). The increase in net revenues is due to higher production rates on a number of large platforms, and improved pricing on certain programs.

Segment operating income increased $8.0 million, or 52%, to $23.4 million for 2017 compared to $15.4 million for 2016. The increase in operating income was primarily as a result of improved pricing and operational efficiencies within our fluid and actuation businesses (+54%), our U.K. defense business (+20%), and our French business (6%), partially offset by declines due to operational inefficiencies in our Aerospace & Defense headquarters (-28%).
Aerospace & Defense segment orders increased $28.8 million, or 17%, to $193.6 million for 2017 compared to $164.7 million in 2016, primarily due to our aerospace and defense businesses.

QUARTERLY A&D SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2016					2017
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	41,144	51,518	36,402	35,663	164,727	56,416	39,902	45,939	51,278	193,535
Net Revenues	42,078	40,033	38,863	45,153	166,127	41,601	43,304	41,117	56,961	182,983
Operating Income	3,703	3,242	3,499	4,925	15,369	3,784	4,374	4,333	10,884	23,375
Operating Margin	8.8%	8.1%	9.0%	10.9%	9.3%	9.1%	10.1%	10.5%	19.1%	12.8%
Backlog (1)	96,559	106,207	103,259	90,477	90,477	106,178	105,741	108,157	163,694	163,694
(1) At end of period.

Industrial Segment

(in thousands)	2017	2016	Change
Net Revenues	$139,110	$118,193	$20,917
Segment Operating Income	19,932	20,056	(124)
Segment Operating Margin	14.3%	17.0%

Industrial segment net revenues increased by $20.9 million, or 18%, in 2017 compared to 2016. The increase was primarily driven by increases in the Pumps Businesses that we acquired in the FH acquisition (+22%), partially offset by decreases in our Valves North America business (-5%).

Segment operating income remained stagnant, with a decrease of $0.1 million, or 1%, to $19.9 million for 2017 compared to $20.1 million for 2016. The decrease in operating income was primarily driven by our Valves EMEA business (-31%), partially offset by increases in the Pumps Businesses (+19%), and our Valves North America business (+12%).

Industrial segment orders increased $25.7 million, or 24%, to $132.0 million for 2017 compared to $106.3 million in 2016. The change in segment orders is primarily attributed to the Pumps Businesses acquired in the FH acquisition during 2017.

QUARTERLY INDUSTRIAL SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2016					2017
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	28,418	29,293	23,408	25,143	106,262	27,654	29,889	27,296	47,154	131,993
Net Revenues	29,211	29,941	30,897	28,144	118,193	27,397	29,651	30,006	52,056	139,110
Operating Income	5,289	5,321	4,871	4,574	20,055	4,384	4,901	5,675	4,972	19,932
Operating Margin	18.1%	17.8%	15.8%	16.3%	17.0%	16.0%	16.5%	18.9%	9.6%	14.3%
Backlog (1)	44,996	43,948	36,384	32,366	32,366	32,878	33,751	31,286	155,786	155,786
(1) at end of period.

Corporate Expenses

Corporate expenses decreased $3.9 million to $21.7 million for 2017. This decrease was primarily driven by lower variable compensation costs and reduced professional fees.

Special and Restructuring charges, net and other charges

During 2017, the Company recorded a total of $14.1 million of Special and restructuring charges. In our statement of operations, these charges are recorded in Special and restructuring charges, net. These costs are primarily related to our simplification and restructuring efforts. These restructuring charges and other special charges are described in further detail in Note 5, "Special and Restructuring charges, net", of the consolidated financial statements included in this Annual Report.

Interest Expense, Net

Interest expense increased $7.5 million to $10.8 million for 2017. This change in interest expense was primarily due to higher outstanding debt balances during the period as a result of the FH acquisition.

Other (Income) Expense, Net

Other expense, net, was $3.7 million for 2017 compared to other income, net of $2.1 million in 2016. The difference of $5.8 million was primarily due to the impact of foreign currency fluctuations.

Comprehensive (Loss) Income

Comprehensive income increased $51.5 million, from a comprehensive loss of $0.2 million for the year-ended December 31, 2016 to comprehensive income of $51.3 million for the year-ended December 31, 2017, primarily driven by an increase of $47.6 million in favorable foreign currency balance sheet remeasurement. These favorable foreign currency balance sheet remeasurement were driven by the Euro ($40.6 million).

(Benefit from) Provision for Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). A majority of the provisions in the Tax Act are effective January 1, 2018.
In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. We reflected the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. For items that we could not determine a provisional estimate to be included in the financial statements, we continued to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate of $0.5 million net tax benefit for the period ended December 31, 2017. This benefit consists of provisional estimates of zero net expense for the Transition Tax liability, and $0.5 million benefit from the remeasurement of our deferred tax assets/liabilities due to the corporate rate reduction. On a provisional basis, the Company did not expect to owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates. We were in process of determining the impact of the Tax Act on our U.S. foreign tax credit carryforwards (deferred tax asset), and were unable to record a provisional estimate at December 31, 2017.
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
The effective tax rate was -93% for 2017 compared to -4% for 2016. The primary drivers for the lower tax rate in 2017 included non-taxable income from reduction of an acquisition-related earnout (-69%), the establishment of a valuation allowance in 2016 for certain state net operating loss carryforwards (-19%), change in tax reserves (-15%), reduced foreign losses in 2017 with no tax benefit (-12%), provisional revaluation of certain U.S. deferred tax assets and liabilities under the Tax Act (-8%), as described in more detail in Note 8, "Income Taxes", of the consolidated financial statements included in this Annual Report, and mix of lower taxed foreign earnings to U.S. earnings (-5%). This was partially offset by the tax benefit associated with the repatriation of foreign earnings which we completed in 2016 (+27%), state income taxes (+5%), and nondeductible transaction costs (+5%).

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

We completed the acquisition of FH on December 11, 2017. The total consideration paid to acquire FH consisted of $542 million in cash, 3,283,424 unregistered shares of our common stock and the assumption of net pension and post-retirement liabilities of FH. We financed the cash consideration through a combination of committed debt financing and cash on hand. Refer to Note 4, “Business Acquisitions,” of the consolidated financial statements included in this Annual Report, for details. As a result of the transaction we incurred significant debt, including secured indebtedness, as described below.

The following table summarizes our cash flow activities for the year-ended indicated (in thousands):

	2018	2017	2016
Cash flow provided by (used in):
Operating activities	$53,994	$9,637	$59,399
Investing activities	$(16,877)	$(502,124)	$(210,481)
Financing activities	(74,073)	535,568	158,764
Effect of exchange rate changes on cash and cash equivalents	(5,812)	8,996	(3,944)
Increase (decrease) in cash and cash equivalents (1)	$(42,768)	$52,077	$3,738

(1) Pursuant to the terms of the FH purchase agreement, $64.5 million of the cash balance as of December 31, 2017 was due back to Colfax Corporation (“Colfax”), which has been reflected as a current liability within the December 31, 2017, balance sheet. Amounts were fully settled during 2018.

Cash Flow Activities for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

During the year ended December 31, 2018, we generated $54.0 million in cash flow from operating activities compared to $9.6 million during the year ended December 31, 2017. The $44.4 million increase in operating cash was primarily driven by $26.9 million of working capital changes primarily due to improved management of inventory and cash collection on outstanding trade receivables and higher cash related earnings of $17.5 million.

During the year ended December 31, 2018, we used $16.9 million for investing activities as compared to $502.1 million during the year ended December 31, 2017. The $485.2 million year over year decrease in cash used was primarily driven by our purchase of the FH business in December of 2017.

During the year ended December 31, 2018, we used $74.1 million from financing activities as compared to cash generated of $535.6 million during the year ended December 31, 2017. The $609.6 million year over year decrease in cash generated from financing activities was primarily related to our purchase of the FH business. On December 11, 2017, we borrowed $785.0 million under a new term loan and entered into a new $150.0 million revolving line of credit on which we drew $40.0 million. Proceeds from these borrowings were used to fund the acquisition of FH and repay $97.5 million and $176.0 million of outstanding debt under our previous term loan and revolving line of credit, respectively.

As of December 31, 2018, total debt (including current portion) was $786.0 million compared to $795.2 million at December 31, 2017. Total debt is net of unamortized term loan debt issuance costs of $21.0 million and $23.7 million at December 31, 2018 and 2017, respectively. Total debt as a percentage of total shareholders’ equity was 149% as of December 31, 2018 compared to 132% as of December 31, 2017. As of December 31, 2018, we had available capacity to borrow an additional $84.5 million under our revolving credit facility.

As a result of a significant portion of our cash balances being denominated in Euros, the strengthening of the U.S. Dollar resulted in a $5.8 million increase in reported cash balances.

We entered into a secured Credit Agreement, dated as of December 11, 2017 (" Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of December 31, 2018, we had borrowings of $786.0 million outstanding under our credit facility and $70.7 million outstanding under letters of credit.

The Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2018 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

The ratio of current assets to current liabilities was 2.3:1 at December 31, 2018 compared to 2.0:1 at December 31, 2017. As of December 31, 2018, cash and cash equivalents totaled $68.5 million and was substantially all held in foreign bank accounts. This compares to $110.4 million of cash and cash equivalents as of December 31, 2017, of which $65.3 million was payable to Colfax Corporation with balances all substantially held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. On a provisional basis, the Company does not expect to owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our Credit Agreement for U.S. based cash needs.

In 2019, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the 2018 financial statements. In February 2018, we announced the suspension of our nominal dividend, as part of our overall capital deployment strategy.

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
During the year ended December 31, 2017, we used $502.1 million for investing activities as compared to $210.5 million during the year ended December 31, 2016. The $291.6 million year over year increase in cash used was primarily driven by our purchase of the FH business in December 2017.
During the year ended December 31, 2017, we generated $535.6 million from financing activities as compared to cash generated of $158.8 million during the year ended December 31, 2016. The $376.8 million year over year increase in cash generated from financing activities was primarily related to our purchase of the FH business in December 2017. On December 11, 2017, we borrowed $785.0 million under a new term loan and entered into a new $150.0 million revolving line of credit on which we drew $40.0 million. Proceeds from these borrowings were used to fund the acquisition of FH and repay $97.5 million and $176.0 million of outstanding debt under our previous term loan and revolving line of credit, respectively.
As of December 31, 2017, total debt (including current portion) was $795.2 million compared to $251.2 million at December 31, 2016 due to borrowings from the Credit Agreement related to the acquisition of Fluid Handling. Total debt as a percentage of total shareholders’ equity was 131% as of December 31, 2017 compared to 62% as of December 31, 2016. As of December 31, 2017, we had available capacity to borrow an additional $86.1 million under our revolving credit facility.
As a result of a significant portion of our cash balances being denominated in Euros and Canadian Dollars, the strengthening of the U.S. Dollar resulted in a $9.0 million increase in reported cash balances.
As of December 31, 2017, we had borrowings of $795.2 million outstanding under our credit facility and $77.7 million outstanding under letters of credit. We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2017.

The ratio of current assets to current liabilities was 2.0:1 at December 31, 2017 compared to 3.1:1 at December 31, 2016. As of December 31, 2017, cash and cash equivalents totaled $110.4 million, of which $65.3 million was payable back to Colfax Corporation. These cash and cash equivalent balances were substantially all held in foreign bank accounts. This compares to $58.3 million of cash and cash equivalents as of December 31, 2016 substantially all of which was also held in foreign bank accounts.

Significant Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2018 that affect our liquidity:

	Payments due by Period
	Total (1)	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:	(in thousands)
Long-term debt, less current portion	$807,050	$7,850	$—	$29,900	$769,300
Interest payments on debt	227,434	49,928	85,983	66,082	25,441
Operating leases	32,274	9,481	10,875	5,886	6,032
Total contractual cash obligations	$1,066,758	$67,259	$96,858	$101,868	$800,773
Commercial Commitments:
U.S. standby letters of credit	$35,621	$26,064	$8,612	$945	$—
International standby letters of credit	35,047	22,676	8,541	2,320	1,510
Commercial contract commitments	127,566	119,179	6,230	1,907	250
Total commercial commitments	$198,234	$167,919	$23,383	$5,172	$1,760

In the table above total operating leases exclude $3.5 million related to the Reliability Services Business which the company divested in January 2019. Refer to Note 19, Subsequent Event, for further details of the divestiture.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2018, we had unrecognized tax benefits of $0.6 million, including $0.0 million of accrued interest. The Company does not expect the unrecognized tax benefits to change over the next 12 months.

Our commercial contract commitments primarily relate to open purchase orders of $118.3 million, $2.7 million of which extend to 2019 and beyond.

In 2018, 2017, and 2016, we contributed $0.0 million, $0.8 million, and $1.0 million to our qualified defined benefit U.S. pension plan, respectively. In addition, we made $0.4 million in payments to our nonqualified supplemental plan for 2018, 2017 and 2016 and we made $0.2 million in payments to our non-U.S. plans in 2017. In connection with a lump sum cash payout option to terminated and vested pension plan participants, during the fourth quarter of 2016 we incurred a $4.5 million pension settlement charge included in net periodic benefit cost which has been recorded within the Special and restructuring charges, net line item. In addition, we made $1.8 million, $2.0 million, $1.5 million in payments to our 401(k) savings plan for 2018, 2017 and 2016, respectively.

In 2019, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

Through December 31, 2018, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Business performance in the Oil & Gas refining sector is largely tied to refining margins, which are also driven by the market price of crude oil and gasoline demand.  Seasonal factors such as hurricanes and peak gasoline demand in the summer months may also drive high crack spread margins.  During periods when high crack spread margins exist, refineries prefer to operate continuously at full capacity.  Refiners may decide to delay planned maintenance (commonly called “unit turnarounds”) during these periods to maximize their returns.  Refining crack spread margins moderated in 2018, which resulted in unit turnarounds. As a result, the timing of major capital projects in our severe service refinery valves business were impacted.  While planned maintenance and unit turnarounds are necessary for safe and efficient operation of the refineries, project timing driven by these factors may continue to create fluctuations in our performance.

The commercial marine market experienced a historically unprecedented decade-long increase in new ship builds beginning in 2004 to meet the increase in global trade demand.  This created an over-supply of capacity that resulted in a slowdown of new ship contracts between 2015 to 2018.  The pumps that we supply to the commercial marine market are first supplied during commissioning of a new vessel, with aftermarket business over the lifetime of that vessel.  While we have experienced increased aftermarket business during the past decade as the global shipping fleet has expanded, the downturn in new ship builds starting in 2015 has negatively impacted our new equipment commercial marine business.  Any extended downturn in the commercial marine market could have a material adverse effect on our business.

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. For additional information regarding our foreign currency exchange risk refer to Note 16, "Fair Value", of the consolidated financial statements included in this Annual Report.

We performed a sensitivity analysis as of December 31, 2018 based on scenarios in which market spot rates are hypothetically changed in order to produce a potential net exposure loss. The hypothetical change was based on a 10 percent strengthening or weakening in the U.S. dollar, whereby all other variables are held constant. The sensitivity analysis indicates that a hypothetical 10 percent adverse movement in foreign currency exchange rates would result in a foreign exchange gain of approximately $0.5 million at December 31, 2018.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2018, the annual rates on the revolving loans were 5.9%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $8.1 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at December 31, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period. We are evaluating entering into a potential fixed rate interest swap arrangement which would result in an increase in interest costs. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding debt. Refer to Note 17, "Fair Value", of the consolidated financial statements included in this Annual Report.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes thereto are listed in Item 15(a)(1) on the Index to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework titled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

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

Item 11.    Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	891,454	(1)	$41.95	(3)	493,811
Equity compensation plans not approved by security holders	150,000	(2)	8.32	(3)	N/A
Total	1,041,454		$35.15		493,811

(1)
Reflects 40,249 stock options and 1,050 restricted stock units granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan and 552,409 stock options and 297,746 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan.

(2)
Reflects stock options issued as an inducement equity award to our President and CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Note 11, "Share-Based Compensation", of the consolidated financial statements included in this Annual Report.

(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 14.    Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Report of PricewaterhouseCoopers LLP dated March 1, 2019 on the Company’s financial statements filed as a part hereof for the fiscal year ended December 31, 2018 and on the Company’s internal control over financial reporting as of December 31, 2018 is included in this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23.1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Page
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	100

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

3	Articles of Incorporation and By-Laws:
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed with the SEC on October 29, 2009
3.2	Amended and Restated By-Laws, as amended, of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed with the SEC on October 31, 2013
10.1	Material Contracts:
10.2
Credit Agreement, dated as of December 11, 2017, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and collateral agent, SunTrust Bank, as revolver administrative agent, swing line lender and a letter of credit issuer, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc., as joint-lead arrangers and joint-bookrunners, and Citizens Bank, N.A. and HSBC Securities (USA) Inc. as co-managers incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the SEC on December 12, 2017

10.3§
CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (as amended, the “1999 Stock Option and Incentive Plan ”), incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8, File No. 333-125237, filed with the SEC on May 25, 2005

10.4§
First Amendment to the 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 7, 2005

10.5§
Second Amendment to the 1999 Stock Option and Incentive Plan, dated as of February 12, 2014, incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K, filed with the SEC on March, 1 2018

10.6§
Form of Non-Qualified Stock Option Agreement for Employees (Three Year Cliff Vesting) under the 1999 Stock Option and Incentive Plan , incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 10, 2010

10.7§
CIRCOR International, Inc. Amended and Restated Management Stock Purchase Plan dated as of January 1, 2017, incorporated hereinby reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March1, 2018

10.8§
Form of Indemnification Agreement entered into by the Company and its directors and certain of its officers incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K, filed with the SEC on March 12, 2003

10.9§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on October 29, 2009

10.10§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed with the SEC on November 5, 2010

10.11§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.12§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.13§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.14§
Severance Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.15§
Amended Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A. Buckhout, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on April 28, 2015

10.16§
Executive Change of Control Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.17§
Performance-Based Stock Option Award Agreement, dated as of March 5, 2014, between the Company and Scott A. Buckhout, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 11, 2014

10.18§
CIRCOR International, Inc. 2014 Stock Option and Incentive Plan 201 (the "2014 Stock Option and Incentive Plan") incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed with the SEC on March 21

10.19§	First Amendment to 2014 Stock Option and Incentive Plan, dated February 12, 2014, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K, filed with the SEC on February 18, 2015
10.20§
Executive Change of Control Agreement, dated as of March 5, 2015, between the Company and Erik Wiik, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on April 28, 2015

10.21§
Executive Change of Control Agreement, dated as of June 10, 2015, between the Company and Andrew Farnsworth, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 29, 2015

10.22§
Executive Change of Control Agreement, dated as of January 8, 2016, between the Company and David Mullen, incorporated herein by reference to Exhibit 10.29 the Company’s Form 10-K filed with the SEC on February 23, 2016

10.23§
Inducement Restricted Stock Unit Agreement, dated as of December 2, 2013, between the Company and Rajeev Bhalla, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K, filed with the SEC on February 27, 2014

10.24§
Stock Option Inducement Award Agreement, dated as of December 2, 2013, between the Company and Rajeev Bhalla, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K, filed with the SEC on February 27, 2014

10.25§
Severance Agreement, dated as of December 2, 2013, between the Company and Rajeev Bhalla, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K, filed with the SEC on February 27, 2014

10.26§
Executive Change of Control Agreement, dated as of December 2, 2013, between the Company and Rajeev Bhalla, incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K, filed with the SEC on February 27, 2014

10.27§
Form of Performance-Based Restricted Stock Unit Agreement For Employees and Directors under the 1999 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.28§
Form of Restricted Stock Unit Agreement For Employees and Directors under the 1999 Stock Option and Incentive Plan, incorporate herein by reference to Exhibit 10.30 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.29§
Form of Restricted Stock Unit Agreement For Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.30§
Form of Performance-Based Restricted Stock Unit Agreement For Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.31§
Form of Management Stock Purchase Plan Restricted Stock Unit Agreement For Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.32§
Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.33§
Form of Restricted Stock Unit Agreement For Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.34§
Executive Change of Control Agreement, dated as of 2016, between the Company and Sumit Mehrotra, incorporated herein by reference to Exhibit 10.37 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.35§
Severance Agreement, dated as of December 9, 2016, between the Company and Sumit Mehrotra, incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.36§
Stockholders Agreement, dated December 11, 2017, between the Company and Colfax Corporation, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the SEC on December 12, 2017

10.37§	Severance Agreement, dated as of April 21, 2017, between the Company and Arjun Sharma, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the SEC on April 28, 2017
10.38§	Severance Agreement, dated as of April 25, 2017, between the Company and Erik Wiik, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q, filed with the SEC on April 28, 2017
10.39§**	Executive Change of Control Agreement between CIRCOR, International Inc. and Chadi Chahine, dated January 7, 2019.

10.40§**	Severance Agreement, dated January 7, 2019, between the Company and Chadi Chahine.
10.41§**	Executive Change of Control Agreement between CIRCOR, Inc. and Lane Walker, dated October 10, 2018.
10.42§**	Severance Agreement, dated October 10, 2018, between the Company and Lane Walker.
21**	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2018 and 2017
(ii)	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
(vi)	Notes to the Consolidated Financial Statements

*	The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

**	Filed with this report.

***	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Scott A. Buckhout
/s/ Chadi Chahine	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Chadi Chahine
/s/ David F. Mullen	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2019
David F. Mullen
/s/ David F. Dietz	Chairman of the Board of Directors	March 1, 2019
David F. Dietz
/s/ Tina M. Donikowski	Director	March 1, 2019
Tina M. Donikowski
/s/ Helmuth Ludwig	Director	March 1, 2019
Helmuth Ludwig
/s/ Samuel Chapin	Director	March 1, 2019
Samuel Chapin
/s/ John A. O'Donnell	Director	March 1, 2019
John A. O’Donnell
/s/ Peter M. Wilver	Director	March 1, 2019
Peter M. Wilver

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for the each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

We have served as the Company’s auditor since 2015.

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,517	$110,356
Trade accounts receivable, less allowance for doubtful accounts of $6,735 and $4,791, respectively	183,552	223,922
Inventories	217,378	244,896
Prepaid expenses and other current assets	90,659	59,219
Assets held for sale	87,940	—
Total Current Assets	648,046	638,393
PROPERTY, PLANT AND EQUIPMENT, NET	201,799	217,539
OTHER ASSETS:
Goodwill	459,205	505,762
Intangibles, net	441,302	513,364
Deferred income taxes	28,462	22,334
Other assets	12,798	9,407
TOTAL ASSETS	$1,791,612	$1,906,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,881	$117,329
Accrued expenses and other current liabilities	107,312	162,589
Accrued compensation and benefits	33,878	34,734
Liabilities held for sale	11,141	—
Notes payable and current portion of long-term debt	7,850	7,865
Total Current Liabilities	284,062	322,517
LONG-TERM DEBT	778,187	787,343
DEFERRED INCOME TAXES	33,932	26,122
PENSION LIABILITY, NET	150,623	150,719
OTHER NON-CURRENT LIABILITIES	15,815	18,124
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,845,205 and 19,785,298 shares issued and outstanding at December 31, 2018 and 2017, respectively	212	212
Additional paid-in capital	440,890	438,721
Retained earnings	232,102	274,243
Common treasury stock, at cost (1,372,488 shares at December 31, 2018 and 2017)	(74,472)	(74,472)
Accumulated other comprehensive loss	(69,739)	(36,730)
Total Shareholders’ Equity	528,993	601,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,791,612	$1,906,799

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenues	$1,175,825	$661,710	$590,259
Cost of revenues	834,175	460,890	407,144
GROSS PROFIT	341,650	200,820	183,115
Selling, general and administrative expenses	308,427	166,201	154,818
Impairment charges	—	—	208
Special and restructuring charges, net	23,839	14,051	17,171
OPERATING INCOME	9,384	20,568	10,918
Other expense (income):
Interest expense, net	52,913	10,777	3,310
Other (income) expense, net	(7,435)	3,678	(2,072)
TOTAL OTHER EXPENSE, NET	45,478	14,455	1,238
(LOSS) INCOME BEFORE INCOME TAXES	(36,094)	6,113	9,680
Provision for (Benefit from) income taxes	3,290	(5,676)	(421)
NET (LOSS) INCOME	$(39,384)	$11,789	$10,101
(Loss) Earnings per common share:
Basic	$(1.99)	$0.71	$0.62
Diluted	$(1.99)	$0.70	$0.61
Weighted average common shares outstanding:
Basic	19,834	16,674	16,418
Diluted	19,834	16,849	16,536

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(39,384)	$11,789	$10,101
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,523)	34,119	(14,866)
Interest rate swap adjustments (1)	(1,516)	—	—
Other net changes in post-retirement liabilities and assets - recognized actuarial (loss) gains (2)	(11,087)	4,877	1,441
Net periodic pension costs amortization (3)	117	535	3,152
Other comprehensive (loss) income	(33,009)	39,531	(10,273)
COMPREHENSIVE (LOSS) INCOME	$(72,393)	$51,320	$(172)

(1)	Net of an income tax effect of ($0.5 million) for the year ended December 31, 2018.

(2)	Net of an income tax effect of ($3.3 million), $1.8 million, and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Net of an income tax effect of $0.0 million, $0.5 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$(39,384)	$11,789	$10,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,754	15,290	13,304
Amortization	49,255	14,747	12,316
Provision for bad debt expense	1,107	810	2,330
Loss on write down of inventory and amortization of fair value step-up	11,499	7,337	9,297
Impairment charges	—	—	208
Compensation expense of share-based plans	4,971	3,807	5,545
Debt extinguishment	—	1,810	—
Change in fair value of contingent consideration	—	(12,200)	—
Amortization of debt issuance costs	3,937	759	—
Tax effect of share-based plan compensation	—	—	145
Pension settlement charge		—	4,457
Deferred income tax expense (benefit)	(4,498)	(8,434)	(10,737)
Loss on disposal of property, plant and equipment	1,316	360	3,708
Loss (Gain) on sale of businesses	1,882	5,300	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	11,602	(5,734)	18,536
Inventories	8,272	(19,494)	36,092
Prepaid expenses and other assets	(45,041)	(8,578)	2,454
Accounts payable, accrued expenses and other liabilities	20,322	2,068	(48,357)
Net cash provided by operating activities	53,994	9,637	59,399
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23,588)	(14,541)	(14,692)
Proceeds from the sale of property, plant and equipment	231	934	1,700
Proceeds from divestitures	2,753	—	—
Business acquisitions, net of cash acquired	3,727	(488,517)	(197,489)
Net cash used in investing activities	(16,877)	(502,124)	(210,481)
FINANCING ACTIVITIES
Proceeds from long-term debt	248,300	1,090,883	323,200
Payments of short-term and long-term debt	(260,146)	(523,183)	(162,540)
Debt issuance costs	—	(30,366)	—
Dividends paid	—	(2,506)	(2,497)
Proceeds from the exercise of stock options	690	740	246
Return of cash to seller	(62,917)	—	—
Tax effect of share-based plan compensation	—	—	(145)
Sales (purchases) of treasury stock	—	—	500
Net cash (used in) provided by financing activities	(74,073)	535,568	158,764
Effect of exchange rate changes on cash and cash equivalents	(5,812)	8,996	(3,944)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,768)	52,077	3,738
Cash and cash equivalents at beginning of year	112,293	58,279	54,541
CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,525	$110,356	$58,279
Cash paid during the year for:
Income taxes	$633	$9,984	$10,650
Interest	$50,326	$6,778	$2,908
Non-cash supplemental information:
Share issuance for business acquisition	$—	$143,767	$—
Accrued purchase price	$—	$4,824	$—
Payable to seller related to cash balances	$—	$65,314	$—
Change in fair value for shares issued in acquisition	$(3,783)
Accrued purchase price settled	$(2,299)	$—	$—
 The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	16,364	$177	$283,621	$257,939	$(65,988)	$(74,972)	$400,777
Net income				10,101			10,101
Other comprehensive loss, net of tax					(10,273)		(10,273)
Common stock dividends declared				(2,497)			(2,497)
Stock options exercised	6	—	245				245
Tax effect of share-based plan compensation			(145)				(145)
Conversion of restricted stock units	66	1	156				157
Share-based plan compensation			5,545				5,545
Sales of common stock	9					500	500
BALANCE AT DECEMBER 31, 2016	16,445	$178	$289,422	$265,543	$(76,261)	$(74,472)	$404,410
Net income				11,789			11,789
Cumulative effect adjustment related to the adoption of share-based compensation standard (ASU 2016-09)			755	(582)			173
Other comprehensive loss, net of tax					39,531		39,531
Common stock dividends declared				(2,507)			(2,507)
Stock options exercised	18		707				707
Conversion of restricted stock units	39	1	296				297
Share-based plan compensation			3,807				3,807
Issuance of common stock to acquire business	3,283	33	143,734				143,767
BALANCE AT DECEMBER 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net income				(39,384)			(39,384)
Cumulative effect adjustment related to the adoption of revenue recognition standard (ASC 606)				(2,757)			(2,757)
Other comprehensive income, net of tax					(33,009)		(33,009)
Stock options exercised	18		690				690
Conversion of restricted stock units	42	—	291				291
Share-based plan compensation			4,971				4,971
Measurement period change in fair value of common stock to acquire a business			(3,783)			—	(3,783)
BALANCE AT DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993

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

As of December 31, 2018, we organized our business segment reporting structure into three segments: CIRCOR Energy ("Energy"), CIRCOR Aerospace and Defense ("Aerospace and Defense") and CIRCOR Industrial ("Industrial"). Refer to Note 18, Business Segment and Geographical Information, for further information about our segments.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CIRCOR and its subsidiaries. The results of companies acquired are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications have no effect on the previously reported net income.

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

Revenue Recognition

Revenues disclosed for 2017 and 2016 were accounted for in accordance with ASC 605. Under this standard, revenue was primarily recognized when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenues and costs on certain long-term capital contracts are recognized on the percentage-of-completion method measured on the basis of costs incurred to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress towards completion on these contracts. Revenues and costs on contracts are subject to change in estimate throughout the duration of the contracts, and any required adjustments are made in the period in which a change in estimate becomes known. Estimated losses on contracts in progress are recognized in the period in which a loss becomes known. Unbilled receivables for net revenues recognized in excess of the amounts billed for active projects are recognized within other current assets on the balance sheet.
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

Refer to Note 3, Revenue Recognition for CIRCOR's revenue recognition policy for 2018 in accordance with ASC 606.

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

Inventories

Inventories are stated at net realizable value. Cost is generally determined on the first-in, first-out (“FIFO”) basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory allowance, which primarily consist of obsolescence and net realizable value estimates. These estimates are measured either on an item-by-item basis or higher-level inventory grouping and determined based on the difference between the cost of the inventory and estimated market value. The provision for inventory allowance is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Only subsequent inventory transaction via sale or disposal would then release the established inventory reserve.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or if there were a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory allowances and our gross profit could be adversely affected.

Business Acquisitions

The definition of a business introduces a “screen test” that is a quantitative threshold for defining asset acquisitions. If substantially all of the acquisition is made up of one asset or several similar assets, then the acquisition is an asset acquisition. “Substantially all” is commonly considered to be approximately 90%. While it is not a bright line, if it meets or exceeds the threshold it’s an asset acquisition. Otherwise, the analysis must continue through the “full model.” This means that the structure of the transaction will be important in determining the accounting result.

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

Accounting Standards Codification ("ASC") Topic 805, Business Combinations, provides guidance regarding business combinations and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. For additional information, refer to Note 4, Business Acquisitions.

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

For more information related to our outstanding legal proceedings, see Note 15, Contingencies, Commitments and Guarantees.

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

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value. We also utilize the comparable company multiples method and market transaction fair value method to validate the fair value amount we obtain using the income approach. The key assumptions utilized in our discounted cash flow model include our estimates of future cash flows from operating activities, including those used in the estimated terminal value as well as the discount rate based on a weighted average cost of capital. Any unfavorable material changes to these key assumptions could potentially impact our fair value determinations. As such, we may experience fluctuations in revenues and operating results resulting in the non-achievement of our estimated growth rates, operating performance and working capital estimates utilized in our discounted cash flow models.

For more information related to our Goodwill, see Note 8, Goodwill and Other Intangible Assets.

Indefinite-Lived Intangible Assets

For intangible assets with indefinite lives, we perform an impairment assessment at the asset level on an annual basis as of the October month end or more frequently if circumstances warrant. Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. These assets are reviewed at least annually for impairment, or more frequently if facts and circumstances warrant. We also utilized a fair value calculation to evaluate these intangibles. Determining the fair value is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value using an income approach based on the present value of future cash flows. We note the fair value of each individual indefinite-lived asset exceeded the respective carrying amount, and no intangible impairments were recorded.

For more information related to our Intangible Assets, see Note 8, Goodwill and Other Intangible Assets.

Other Long-Lived Assets

In accordance with ASC 360, Plant, Property, and Equipment, we perform impairment analyses of our long-lived assets group whenever events and circumstances indicate that they may be impaired. When the undiscounted future cash flows are expected to be less than the carrying value of identified asset groups being reviewed for impairment, the asset groups are written down to fair value.

See Note 7, Property, Plant and Equipment, for further information on impairment of other long-lived assets.

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

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized for all plans over the weighted average expected remaining service period of the employee group unless substantially all participants are inactive in which case the average remaining lifetime of covered participants is used. Unrecognized actuarial gains and losses arise from several factors including changes in the benefit obligations from actuarial experience and assumption changes and from the difference between expected returns and actual returns on plan assets.

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

With respect to GILTI, the company has adopted a policy to account for this provision as a period cost. Also, the Company has adopted the impact of ASU 2018-05 in our financial statements.

For more information related to our Income Taxes, see Note 9, Income Taxes.

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC 718, Accounting for Share Based Payments, and these costs are recognized over the requisite vesting period. The Black-Scholes option pricing model is used to estimate the fair value of each stock option at the date of grant excluding the 2013 and 2014 CEO stock option awards which are valued using the Monte Carlo option pricing model as these are market condition awards. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

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

See Note 12, Share-Based Compensation, for further information on share-based compensation.

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

Our net foreign exchange losses / (gains) recorded for the years ended December 31, 2018, 2017 and 2016 were ($1.8) million, $2.1 million, and $2.1 million, respectively and are included in other (income) expense in the consolidated statements of income. See Note 17, Fair Value, for additional information on foreign currency exchange risk.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2018			2017			2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(39,384)	19,834	$(1.99)	$11,789	16,674	$0.71	$10,101	16,418	$0.62
Dilutive securities, principally common stock options		—	0.00		175	(0.01)		118	(0.01)
Diluted EPS	$(39,384)	19,834	$(1.99)	$11,789	16,849	$0.70	$10,101	16,536	$0.61

Certain stock options to purchase common shares and restricted stock units ("RSUs") were anti-dilutive. There were 1,041,454 anti-dilutive stock options, RSUs, and RSU MSPs for the year ended December 31, 2018 with exercise prices ranging from $26.06 to $71.56. There were 252,001 anti-dilutive stock options and RSUs for the year ended December 31, 2017 with exercise prices ranging from $51.84 to $71.56. There were 36,281 anti-dilutive stock options and RSUs for the year ended December 31, 2016 with exercise prices ranging from $70.42 to $79.33.

As of December 31, 2018, there were 13,029 outstanding RSUs that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share.

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

See Note 17, Fair Value, for additional information on fair value.

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

See Note 17, Fair Value, for additional information on derivative financial instruments.

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

See Note 7, Property, Plant and Equipment for additional information.

Research and Development

Research and development expenditures, including certain engineering costs, are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2018, 2017 and 2016 were $8.8 million, $5.5 million and $5.9 million, respectively.

New Accounting Standards

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

On January 1, 2018, we adopted the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 has not had a material impact on our condensed consolidated financial statements.

On January 1, 2018, we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which improves the consistency, transparency, and usefulness of the service cost and net benefit cost financial information components. The amendments in this ASU amend presentation requirements of service cost and other components of net benefit cost in the income statement. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU are applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. We have elected to use the practical expedient that permits us to use the amounts disclosed in our pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. For prospective and retroactive reclassification, service costs are recorded within the selling, general, and administrative caption of our consolidated income statement, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated income statement. The adoption of ASU 2017-17 did not have a material impact on our prior period condensed consolidated financial statements, however, the impact of this adoption was material in the fiscal year ended December 31, 2018 given the benefit plans acquired in connection with the acquisition of the fluid handling business from Colfax Corporation. Refer to Note 14, Retirement Plans, for detail of 2018 service costs and other components of net benefit costs.

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

On April 1, 2018, we adopted the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray economic results of the entity's risk management activities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-12 has not had a material impact on our condensed consolidated financial statements.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “new revenue standard”) using the modified retrospective transition approach. The new revenue standard provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and replaces most existing revenue recognition guidance in GAAP. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative periods presented have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	As of December 31, 2017	ASC 606 Adjustments	As of January 1, 2018
Assets
Contract assets (1)	15,019	(2,995)	12,024
Inventories	244,896	540	245,436
Deferred income taxes	22,334	1,123	23,457

Liabilities
Contract liabilities (2)	(36,113)	(1,517)	(37,630)
Deferred income taxes	(26,122)	92	(26,030)

Equity
Retained earnings	(274,243)	2,757	(271,486)

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

The tables below illustrate the differences in our condensed consolidated statement of (loss) income and balance sheet due to the change in revenue recognition standard (in thousands):

	For the twelve months ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effective Change

Net revenues	1,175,825	1,118,765	57,060
Cost of revenues	834,175	797,612	36,563
Benefit from income taxes	3,290	(1,353)	4,643
Net (Loss) Income	(39,384)	(55,239)	15,855

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effective Change
Assets
Contract assets (1)	61,618	11,966	49,652
Inventories	217,378	264,694	(47,316)
Deferred income taxes	28,462	32,800	(4,338)

Liabilities
Contract liabilities (2) (3)	49,725	69,286	(19,561)
Deferred income taxes	33,932	33,627	305
Retained earnings	232,102	214,848	17,254

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.
(3) Contract Liabilities balance includes $1.4M associated with Reliability Services ("RS") which is classified within Liabilities Held for Sale on the Balance Sheet. Refer to Note 19 for additional information.

For the twelve months ended December 31, 2018, we realized changes to our net (loss) income and in the working capital accounts as described above, with no impact on our net cash flows from operating activities.

For the twelve months ended December 31, 2018, the only impact to comprehensive income as a result of the changes between the balances with ASC 606 and without ASC 606 related to the adjustments to net (loss) income shown in the table above.

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
During the fourth quarter we continued our previous implementation activities, while also focusing on finalizing debt discount rates to be used under the new standard. We determined that ASU 2016-02 will have a material impact on our consolidated balance sheets, due to the recognition of an additional right-of-use assets and lease liabilities for operating leases. We currently estimate that the lease liabilities and right-of-use assets to be greater than $20M at January 1, 2019, the date of initial application.

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

The majority of our revenue recognized over-time is related to our Refinery Valves business within our Energy segment and certain other businesses that sell customized products to customers that serve the U.S. Department of Defense within our Aerospace & Defense segment and have contract provisions guaranteeing us costs and profit upon customer cancellation. Revenue is recognized over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

On December 31, 2018 , we had $526.9 million of revenue related to remaining performance obligations. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue during 2019 and 15 percent in 2020 and thereafter.

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

The opening and closing balances of the Company’s contract assets and contract liabilities balances as of January 1, 2018 and December 31, 2018, respectively, are as follows (in thousands):

	December 31, 2018	January 1, 2018	Increase/(Decrease)
Trade accounts receivables, net	183,552	223,922	(40,370)
Contract assets (1)	61,618	12,024	49,594
Contract liabilities (2)	49,725	37,630	12,095

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities

The difference in the opening and closing balances of the contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment.

Trade account receivables, net decreased $40.4 million, or 18%, to $183.6 million as of December 31, 2018, primarily driven by cash collections during the twelve months ended December 31, 2018.

Contract assets increased $49.6 million, or 412%, to 61.6 million as of December 31, 2018, primarily related to unbilled revenue recognized during the twelve months ended December 31, 2018 within our Engineered Valves business (+122%), Refinery Valves business (+96%), Fluid Control business (+29%), North American Valves business (+26%), and U.S. Defense business (+19%).

Contract liabilities increased $12.1 million, or 32%, to $49.7 million as of December 31, 2018, primarily driven by revenue recognized over time during the twelve months ended December 31, 2018 within our U.S. Defense Business (+19%), Fluid Control business (+9%), and Refinery Valves business (+8%).

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

The nature of our contracts gives rise to several types of variable consideration, including penalties. We include in our contract estimates a reduction to revenue for customer agreements, primarily in our large projects business, which contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. We generally estimate the variable consideration at the most likely amount to which the customer expects to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The variable consideration for estimated penalties is based on several factors including historical customer settlement experience, contractual penalty percentages, and facts surrounding the late shipment. Accruals related to these potential late shipment penalties as of December 31, 2018 and 2017 were $3.5 million and $2.4 million, respectively.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There were no significant changes in estimates in the three months ended December 31, 2018.

Disaggregation of Revenue. The following tables presents our revenue disaggregated by major product line and geographical market (in millions):

December 31, 2018
Twelve Months Ended
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$230.1
Oil & Gas - Downstream	221.1
Total	451.2
Aerospace & Defense Segment
Commercial Aerospace & Other	105.9
Defense	131.1
Total	237.0
Industrial Segment
Valves	117.5
Pumps	370.1
Total	487.6
Net Revenue	$1,175.8

December 31, 2018
Twelve Months Ended

Energy Segment
EMEA	$115.0
North America	271.0
Other	65.3
Total	451.3

Aerospace & Defense Segment
EMEA	$65.6
North America	149.0
Other	22.4
Total	237.0
Industrial Segment
EMEA	$238.2
North America	151.0
Other	98.3
Total	487.5

Net Revenue	$1,175.8

(4)    Business Acquisitions

Fluid Handling

On September 24, 2017, CIRCOR entered into a Purchase Agreement (the “Purchase Agreement”) with Colfax Corporation (“Colfax”). Pursuant to the Purchase Agreement, on December 11, 2017, the Company acquired the fluid handling business of Colfax ("FH") for consideration consisting of $542.0 million in cash, 3,283,424 unregistered shares of the Company's common stock, with a fair value of approximately $140.0 million at closing, and the assumption of net pension and post-retirement liabilities of FH. The Company financed the cash consideration through a combination of committed debt financing and cash on hand. During the second quarter of 2018, the shares were registered and sold with all proceeds going to Colfax.

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

The purchase price allocation is based upon a valuation of assets and liabilities that was prepared with assistance from a third party valuation specialist. The purchase accounting was finalized in the fourth quarter of 2018.

During 2018, the Company paid Colfax approximately $2.6 million pursuant to a transition services agreement which facilitated the orderly separation of the Fluid Handling business from Colfax.  Colfax was a significant shareholder of the Company during the first six months of 2018.

The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed, as of December 31, 2017 and the final valuation as of December 31, 2018:

(in thousands)	December 31, 2017		December 31, 2018
	Twelve Months Ended	Measurement Period Adjustment	Twelve Months Ended

Cash and cash equivalents (a)	$63,403	$—	$63,403
Restricted cash (a)	1,911	—	1,911
Accounts receivable	77,970	(2,128)	75,842
Inventory	79,329	(402)	78,927
Prepaid expenses and other current assets	16,937	(1,348)	15,589
Property, plant and equipment	115,891	5,033	120,924
Identifiable intangible assets	388,000	(3,000)	385,000
Other assets	338	586	924
Accounts payable	(46,045)	20	(46,025)
Cash payable to seller (a)	(65,314)	—	(65,314)
Accrued and other expenses	(63,115)	(9,273)	(72,388)
Long-term post-retirement liabilities	(143,067)	2,600	(140,467)
Other long-term liabilities	(11,215)	—	(11,215)
Deferred tax liabilities	(4,479)	(10,366)	(14,845)
Total identifiable net assets	$410,544	$(18,278)	$392,266
Goodwill	293,344	8,195	301,539
Total purchase price	$703,888	$(10,083)	$693,805

Consideration
Base purchase price	542,000	—	542,000
Net working capital and other purchase accounting adjustments	18,121	(6,300)	11,821
Common Stock	143,767	(3,783)	139,984
Total	$703,888	$(10,083)	$693,805

(a) Cash acquired and returned to seller by the second quarter of 2018, net of fx impact of $2.3 million and cash withheld to pay Colfax obligations to foreign taxing authorities of $1.8 million.

As illustrated in the table above, during the measurement period we identified certain uncollectible account receivable balances, unsubstantiated prepaid and other assets, certain existence or valuation adjustments to inventory amounts, revised valuation of property, plant, and equipment from our third party specialists, revised valuation of intangibles from our third party specialists, and accrual adjustments primarily relating to a loss contract for which we needed to establish a liability in purchase accounting. Additionally, we settled customary working capital adjustments ($11.8 million) with Colfax.

The excess of purchase price paid over the fair value of FH's net assets was recorded to goodwill, which is primarily attributable to projected future profitable growth, market penetration, as well as an expanded customer base for the acquired businesses. As of December 31, 2018, approximately 65.5% of goodwill is projected to be deductible for income tax purposes.

The FH acquisition resulted in the preliminary identification of the following identifiable intangible assets (in thousands):

	Original Estimate	Measurement Period Adjustment	Fair Value	Weighted average amortization period (in years)
Customer relationships	$215,000	$—	$215,000	19
Acquired technologies	107,000	6,000	113,000	20
Trade names	44,000	(3,000)	41,000	Indefinite-life
Backlog	22,000	(6,000)	16,000	4
Total intangible assets	$388,000	$(3,000)	$385,000

During the measurement period, with the help of third party specialists, we adjusted the fair value of the acquired FH intangibles based upon better information regarding discount rates, royalty rates, and more detailed business unit forecasts that was determinable at the time of acquisition. The revised fair value of acquired FH intangibles have been recorded against our FH opening balance sheet during 2018.

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate. These approaches included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. Customer relationships, backlog, and existing technology are amortized on a cash flow basis which reflects the economic benefit consumed. The trade name was assigned an indefinite life based on the Company’s intention to keep the trade names for an indefinite period of time. Refer to Note 8, Goodwill and Intangibles, net for future expected amortization to be recorded.

The results of operations of FH have been included in our consolidated financial statements beginning on the acquisition date and reported within the Fluid Handling segment, with the exception of the U.S. Defense business which is reported in the Aerospace & Defense segment and Reliability Services business which is reported in the Energy segment. The consolidated results for the year ended December 31, 2018 include $484.8 million of net revenue and $6.1 million operating loss. The results for the year ended December 31, 2017 include $36.5 million of net revenue and a $1.1 million operating loss.

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

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate. These approaches included the relief-from-royalty method, incremental cash flow method, multi-period excess earnings method and direct cash flow method, depending on the intangible asset being valued. Customer relationships, aftermarket backlog, and existing technology are amortized on a cash flow basis which reflects the economic benefit consumed. The trade name was assigned an indefinite life based on the Company’s intention to keep the DeltaValve and TapcoEnpro names for an indefinite period of time. Refer to Note 8, Goodwill and Other Intangible Assets, for future expected amortization to be recorded.

(5)    Special and Restructuring charges, net

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

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges, net line item on the consolidated statements of income for the periods ending December 31, 2018, 2017, and 2016:

	Special & Restructuring Charges, net
	For the year ended December 31,
	2018	2017	2016
Special charges, net	$11,087	$7,989	$8,196
Restructuring charges, net	12,752	6,062	8,975
Total special and restructuring charges, net	$23,839	$14,051	$17,171

Special Charges, net

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2018:

	Special Charges, net
	For the year ended December 31, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$921	$—	$—	$—	$921
R.S. Divestiture related charges	—	—	—	2,165	2,165
Rosscor Divestiture related charges	—	—	1,888	—	1,888
Acquisition related charges	—	—	—	6,113	6,113
Total special charges, net	$921	$—	$1,888	$8,278	$11,087

Brazil Closure: On November 3, 2015, our Board of Directors approved the closure and exit of our Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with our only significant end customer, Petrobras.
CIRCOR Brazil reported substantial operating losses every year since it was acquired in 2011 while the underlying market conditions and outlook deteriorated. In connection with the closure, we recorded $0.9 million of charges within the Energy segment during the twelve months ended December 31, 2018, respectively, which relates to losses incurred subsequent to our closure of manufacturing operations during the first quarter of 2016.

Reliability Services Divestiture: In January 2019, the Company announced the sale of its Reliability Services ("RS") business. In connection with the divestiture, we incurred $2.2 million of transaction costs that were accrued during the fourth quarter of 2018. Refer to Note 19, "Subsequent Event" for additional disclosure.

Rosscor Divestiture: On November 6, 2018, we announced the divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was our Netherlands-based fluid handling skids and systems business, primarily for the Oil and Gas end market. We maintain a 19.9% interest in the Delden Business, which is not material to our financial statements, as well as the intellectual property rights to our two-screw pump product line. In addition, we entered into a supply agreement allowing us to continue to supply two-screw pumps on a contract-by-contract basis. The Delden Business was reported as part of the Industrial segment. During the fourth quarter of 2018 we recorded a $1.9 million loss on the Rosscor divestiture.

Acquisition related charges: On December 11, 2017, we acquired FH. In connection with our acquisition, we recorded $6.1 million during the twelve months ended December 31, 2018, related to internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into our legacy structure.

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2017:

	Special Charges, net
	For the year ended December 31, 2017
	Energy	Aerospace & Defense	Corporate	Total
Acquisition related charges	54	12	12,995	13,061
Brazil closure	879	—	—	879
Divestitures	—	3,748	101	3,849
Contingent consideration revaluation	(12,200)	—	—	(12,200)
California Legal Settlement	—	2,400	—	2,400
Total special charges, net	$(11,267)	$6,160	$13,096	$7,989

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

Contingent Consideration Revaluation: The fair value of the earn-out decreased $12.2 million related to the CFS acquisition during the twelve months ended December 31, 2017. The change in fair value during the year ended December 31, 2017 was recorded as a recovery within the special and restructuring charges (recoveries) line on our condensed consolidated statement of income. The actual achievement of the earn-out was zero and the earn-out period expired on September 30, 2017.

California Legal Settlement: We recorded a special charge of $2.4 million during the fourth quarter of 2017 related to settlement of a wage and hour claim in our California Aerospace business. The claim was settled on February 21, 2018. Refer to Note 15, " Contingencies, Commitments and Guarantees" for additional disclosure.

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2016:

	Special Charges, net
	For the year ended December 31, 2016
	Energy	Aerospace & Defense	Corporate	Total
Acquisition related charges	—	(161)	978	817
Brazil closure	2,920	—	2	2,922
Pension settlement	—	—	4,457	4,457
Total special charges, net	$2,920	$(161)	$5,437	$8,196

Acquisition related charges (recoveries) are described below:

•	On October 12, 2016, we acquired CFS. In connection with our acquisition, we recorded $1.0 million of acquisition related professional fees for the year ended December 31, 2016.

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

Pension Settlement: During the third quarter of 2016, management offered a lump sum cash payout option to terminated and vested pension plan participants. In connection with this action, the window for participants who opted to avail themselves of this program closed in the fourth quarter of 2016. During the fourth quarter of 2016, we incurred a settlement charge of $4.5 million recorded within the special and restructuring charges, net line item.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the year ending December 31, 2018, 2017, and 2016. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges / (Recoveries)
	As of and for the year ended December 31, 2018
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses	$2,827	$190	$—	$3,017
Employee related expenses	7,738	436	1,561	9,735
Total restructuring charges, net	$10,565	$626	$1,561	$12,752

Accrued restructuring charges as of December 31, 2017				$1,586
Total year to date charges, net (shown above)				12,752
Charges paid / settled, net				(13,356)
Accrued restructuring charges as of December 31, 2018				$982

We expect to make payment or settle the majority of the restructuring charges accrued as of December 31, 2018 during the first half of 2019.

	Restructuring Charges / (Recoveries)
	As of and for the year ended December 31, 2017
	Energy	Aerospace & Defense		Total
Facility related expenses	$2,523	$443		$2,966
Employee related expenses	1,035	2,062		3,097
Total restructuring charges, net	$3,558	$2,505		$6,063

Accrued restructuring charges as of December 31, 2016				$1,618
Total year to date charges, net (shown above)				6,063
Charges paid / settled, net				(6,095)
Accrued restructuring charges as of December 31, 2017			1,586	$1,586

	Restructuring Charges / (Recoveries)
	As of and for the year ended December 31, 2016
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	$792	$3,701	$—	$4,493
Employee related expenses	2,393	2,089	—	4,482
Total restructuring charges, net	$3,185	$5,790	$—	$8,975

Accrued restructuring charges as of December 31, 2015				$663
Total year to date charges, net (shown above)				8,975
Charges paid / settled, net				(8,020)
Accrued restructuring charges as of December 31, 2016				$1,618

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced to comply with the applicable accounting rules. For example, total cost associated with 2017 Actions (as discussed below) were recorded in 2017 and 2018. The amounts shown below reflect the total cost for that restructuring program.

During 2018, 2017, and 2016 we initiated certain restructuring activities, under which we continued to simplify our business ("2018 Actions", "2017 Actions", "2016 Actions", respectively). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities. Charges associated with the 2018 Actions were recorded during 2018. Charges associated with the 2017 Actions and 2016 Actions were finalized in 2017.

	2018 Actions Restructuring Charges, net as of December 31, 2018
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$2,187	$—	$—	$2,187
Employee related expenses - incurred to date	7,631	382	1,536	9,549
Total restructuring related special charges - incurred to date	$9,818	$382	$1,536	$11,736

$1.0 million of the 2018 actions has not yet been paid as of December 31, 2018. We expect to finalize the 2018 actions during the first quarter of 2019.

	2017 Actions Restructuring Charges (Recoveries), net as of December 31, 2018
	Energy	Aerospace & Defense	Total
Facility related expenses - incurred to date	$—	$366	$366
Employee related expenses - incurred to date	598	1,892	2,490
Total restructuring related special charges - incurred to date	$598	$2,258	$2,856

The 2017 action was finalized during 2017. No remaining cash payments for these actions.

	2016 Actions Restructuring Charges / (Recoveries), net as of December 31, 2018
	Energy	Aerospace & Defense	Total
Facility related expenses - incurred to date	$708	$94	$802
Employee related expenses - incurred to date	2,476	1,181	3,657
Total restructuring related special charges - incurred to date	$3,184	$1,275	$4,459

In July 2015, we announced the closure of one of the two Corona, California manufacturing facilities ("California Restructuring"). Under this restructuring, we are reducing certain general, manufacturing and facility related expenses. Charges with this action were finalized in the fourth quarter of 2016. No remaining cash payments for these actions.

California Restructuring Charges, net as of December 31, 2017
Aerospace & Defense
Facility related expenses - incurred to date	$3,700
Employee related expenses - incurred to date	800
Total restructuring related special charges - incurred to date	$4,500

Additional Restructuring Charges

In conjunction with the restructuring actions noted above, we incur certain costs, primarily related to inventory, that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to the restructuring action. Such restructuring-related amounts totaled $2.4 million, $0.0 million, and $2.8 million, for the years ending December 31, 2018, 2017 and 2016, respectively, and are described further below.

During the twelve months ended December 31, 2018, we recorded $2.4 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services, Engineered Valves, and Distributed Valves businesses.

During the first and fourth quarters of 2016, in connection with the restructuring of certain structural landing gear product lines, we recorded inventory related charges of less than $0.1 million, and $0.8 million respectively, within the Aerospace & Defense segment.

During the first and second quarters of 2016, we recorded restructuring related inventory of $1.9 million and $0.1 million respectively, associated with the closure of manufacturing operations and the exit of the gate, globe and check valves product line in Brazil. As of December 31, 2017, no inventory amounts remain on our balance sheet for the gate, globe, and check valves product line.

(6)    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$69,910	$82,372
Work in process	116,088	121,709
Finished goods	31,380	40,815
Inventories	$217,378	$244,896

We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down a new cost basis has been established. For 2018, 2017 and 2016, our charges for acquisition inventory step-up amortization, excess and obsolete inventory and net realizable value reserves totaled $11.5 million, $7.3 million and $9.3 million respectively.

(7)    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$32,849	$33,428
Buildings and improvements	96,241	101,016
Manufacturing machinery and equipment	176,167	196,939
Computer equipment and software	38,500	31,204
Furniture and fixtures	28,846	12,526
Vehicles	467	1,118
Construction in progress	21,323	18,787
Property, plant and equipment, at cost	394,393	395,018
Less: Accumulated depreciation	(192,594)	(177,479)
Property, plant and equipment, at cost, net	$201,799	$217,539

Depreciation expense for the years ended December 31, 2018 (including $1.0 million related to assets held for sale), 2017, and 2016 was $28.8 million, $15.3 million, and $13.3 million, respectively. The December 31, 2018 net balance excludes $5.6 million related to Reliability Services held for sale assets and $0.9 million related to the divestiture of the Rosscor business.

The Company recorded additions to property, plant and equipment of $1.5 million in each of the years ended December 31, 2018 and December 31, 2017, for which cash payments had not yet been made.

(8)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2018 and 2017 (in thousands):

	Energy	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2017	$154,058	$62,548	$289,156	$505,762
Measurement period adjustments related to acquisition	(4,742)	(5,046)	17,984	8,196
Business divestiture	—	—	(3,394)	(3,394)
Held for sale	(40,372)	—	—	(40,372)
Currency translation adjustments	(4,072)	(84)	(6,831)	(10,987)
Goodwill as of December 31, 2018	$104,872	$57,418	$296,915	$459,205

In January 2019, the Company announced the sale of its Reliability Services business. The RS business is collapsed as "held for sale" with the current assets and current liabilities section of our balance sheet. Refer to Note 19, Subsequent Events, for further details.

	Energy	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2016	$144,405	$18,459	$43,795	$206,659
Business acquisition (1)	6,944	43,900	238,744	289,588
Currency translation adjustments	2,709	189	6,617	9,515
Goodwill as of December 31, 2017	$154,058	$62,548	$289,156	$505,762

(1) The activity in the Energy segment relates to settlement of escrow amounts and tax amounts.

No goodwill impairments were recorded during the twelve months ended December 31, 2018 or 2017. Historical accumulated goodwill impairments were immaterial.

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	307,593	(57,822)	249,771
Order backlog	23,354	(18,746)	4,608
Acquired technology	133,246	(23,882)	109,364
Other	5,065	(4,661)	404
Total Amortized Assets	$474,657	$(110,510)	$364,147

Non-amortized intangibles (primarily trademarks and trade names)	$77,155	$—	$77,155
Total Non-Amortized Intangibles	$77,155	$—	$77,155

Net Carrying Value of Intangible assets	$441,302

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	320,015	(41,471)	278,544
Order backlog	29,650	(8,850)	20,800
Acquired technology	135,360	(5,687)	129,673
Other	5,372	(4,897)	475
Total Amortized Assets	$495,796	$(66,304)	$429,492

Non-amortized intangibles (primarily trademarks and trade names)	$83,872	$—	$83,872
Total Non-Amortized Intangibles	$83,872	$—	$83,872

Net Carrying Value of Intangible assets	$513,364

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	After 2024
Estimated amortization expense	$47,564	$43,889	$42,136	$37,069	$32,495	$160,994

The annual impairment testing of our non-amortized intangible assets was completed as of October 28, 2018 and consisted of a comparison of the fair value of the intangible assets with carrying amounts. No impairments of our non-amortized intangible assets were recorded for the year ended December 31, 2018.

(9)    Income Taxes

The significant components of our deferred income tax liabilities and assets were as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax (liabilities):
Excess tax over book depreciation	$(6,201)	$(17,505)
Other	—	(8,507)
Intangible assets	(73,926)	(57,968)
Total deferred income tax liabilities	(80,127)	(83,980)
Deferred income tax assets:
Accrued expenses	15,752	6,956
Equity compensation	4,760	4,622
Inventories	5,843	8,405
Net operating loss and state credit carry-forward	14,342	16,698
Foreign tax credit carryforward	16,750	16,602
Pension benefit obligation	29,400	46,030
Other	5,372	2,946
Total deferred income tax assets	92,219	102,259
Valuation allowance	(17,562)	(22,067)
Deferred income tax asset, net of valuation allowance	74,657	80,192
Deferred income tax (liability)/asset, net	$(5,470)	$(3,788)

The deferred income taxes by classification were as follows:

	December 31,
	2018	2017
Long-term deferred income tax asset, net	$28,462	$22,334
Long-term deferred income tax liability, net	(33,932)	(26,122)
Deferred income tax (liability)/asset, net	$(5,470)	$(3,788)

The (benefit from) provision for income taxes is based on the following pre-tax income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(66,330)	$4,946	$(16,766)
Foreign	30,236	1,167	26,446
Income before income taxes	$(36,094)	$6,113	$9,680

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision:
Federal - U.S.	$—	$(447)	$(232)
Foreign	7,553	2,762	10,823
State -U.S.	235	442	(275)
Total current	$7,788	$2,757	$10,316
Deferred provision (benefit):
Federal - U.S.	$(1,510)	$(3,406)	$(8,992)
Foreign	(1,323)	(4,640)	(3,328)
State -U.S.	(1,665)	(388)	1,583
Total (benefit) deferred	$(4,498)	$(8,434)	$(10,737)
Total (benefit) provision for income taxes	$3,290	$(5,676)	$(421)

Actual income taxes reported from operations were different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The expense for income taxes differed from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2018	2017	2016
Expected federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	0.3	(4.8)
Change in valuation allowance on state net operating losses	—	—	18.9
Foreign tax rate differential	4.7	(38.9)	(38.4)
Unbenefited foreign losses	(4.7)	2.9	14.7
Foreign tax credits	—	—	(26.6)
Manufacturing deduction	—	(2.8)	—
GILTI	(5.5)	—	—
Research and development credit	3.3	(8.4)	(6.6)
Transaction costs	1.4	8.5	3.1
Release of contingent consideration	—	(69.9)	—
Provisional Impact of Tax Cuts and Jobs Act	(30.2)	(8.2)	—
Change in tax reserves	1.8	(16.3)	(0.5)
Equity Compensation	(2.8)	(1.6)	—
Other, net	(1.2)	6.5	0.8
Effective tax rate	(9.1)%	(92.9)%	(4.4)%

As of December 31, 2018 and 2017, the Company maintained a total valuation allowance of $17.6 million and $22.1 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2018 and foreign and state deferred tax assets as December 31, 2017. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The movement in the valuation allowance is primarily due to the increase in the valuation allowance on foreign tax credit carryforwards, offset by the finalization of purchase accounting and its impact on the valuation allowance related to certain deferred tax assets in relation to the FH acquisition.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Deferred tax valuation allowance at January 1	$22,067	$3,028	$892
Additions	10,960	712	2,257
Acquired	(15,431)	18,494	—
Deductions	(34)	(167)	(121)
Translation adjustments		—	—
Deferred tax valuation allowance at December 31	$17,562	$22,067	$3,028

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2015 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006, with the exception of net operating loss carryforwards. The Company is currently under examination for income tax filings in various foreign jurisdictions.

As of December 31, 2018, the Company had foreign tax credits of $16.7 million, foreign net operating losses of $37.3 million, federal net operating losses of $3.0 million, state net operating losses of $70.0 million and state tax credits of $2.4 million. As of December 31, 2017, the Company had foreign tax credits of $16.4 million, foreign net operating losses of $45.6 million, state net operating losses of $56.3 million and state tax credits of $2.2 million. The foreign tax credits, if not utilized, will expire in 2026. A portion of the foreign net operating losses ($20.2 million) expire at various dates through 2025; the remainder have an unlimited carryforward period. The federal net operating losses have an unlimited carryforward period. The state net operating losses and state tax credits, if not utilized, will expire at various dates through 2038.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; global intangible low-taxed income ("GILTI"); and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018 and have been reflected in our financial statements. With respect to GILTI, the company has adopted a policy to account for this provision as a period cost.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act (ASU 2018-05). The guidance provided a one-year measurement period for companies to complete the accounting. The Company has adopted the impact of ASU 2018-05 in our financial statements.

In connection with our initial analysis of the impact of the Tax Act, we had recorded a provisional estimate of $0.5 million net tax benefit for the period ended December 31, 2017. This benefit consists of provisional estimates of zero net expense for the Transition Tax liability, and $0.5 million benefit from the remeasurement of our deferred tax assets/liabilities due to the corporate rate reduction. On a provisional basis, the Company did not expect to owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates. We have now finalized our accounting and these estimates did not change. The impact of the Tax Act resulted in a valuation allowance on a portion of our U.S. foreign tax credit carryforwards (deferred tax asset), in the amount of $10.9 million expense which was recorded in 2018.

As of December 31, 2018, the liability for uncertain income tax positions was approximately $0.6 million. Approximately $0.5 million as of December 31, 2018 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The Company does not expect the unrecognized tax benefits to change over the next 12 months. The table below does not include interest and penalties of $0.0 million and $0.4 million as of December 31, 2018 and 2017, respectively. The following is a reconciliation of the Company’s liability for uncertain income tax positions for the years ended December 31, 2018 and 2017 (in thousands).

	December 31,
	2018	2017	2016
Balance beginning January 1	$3,014	$3,000	$2,937
Additions/(reductions) for tax positions of prior years	(460)	(7)	(102)
Additions/(reductions) based on tax positions related to current year	(340)	(65)	483
Acquired uncertain tax position balance	(512)	1,221	—
Settlements	(1,103)	(338)	—
Lapse of statute of limitations	(6)	(978)	(328)
Currency movement	—	181	10
Balance ending December 31	$593	$3,014	$3,000

Undistributed earnings of our foreign subsidiaries amounted to $259.9 million at December 31, 2018 and $221.3 million at December 31, 2017. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

(10)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Customer deposits and obligations	$31,625	$17,661
Commissions payable and sales incentive	7,929	8,891
Penalty accruals	3,455	2,395
Warranty reserve	4,050	4,623
Professional fees	2,992	3,498
Taxes other than income tax	3,405	4,059
Cash due to FH seller	—	64,561
Other Contract Liabilities	14,646	16,057
Income tax payable	3,359	1,785
Other	35,851	39,059
Total accrued expenses and other current liabilities	$107,312	$162,589

(11)    Financing Arrangements

Long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Term Loan at interest rates ranging from 4.93%-5.92% in 2018 and 4.93% in 2017	$777,150	$785,000
Line of Credit at interest rates ranging from 4.93%-8.00% in 2018 and 4.93% in 2017	29,900	33,900
Total Principal Debt Outstanding	$807,050	$818,900
Less: Term Loan Debt Issuance Costs	21,013	23,707
Less: Current Portion	7,850	7,865
Total Long-Term Debt, net	$778,187	$787,343

	2019		2020	2021	2022	2023	Thereafter
Minimum principal payments	$7,850	7,850	$7,850	$7,850	$7,850	$7,850	$737,900

On December 11, 2017, we entered into a secured Credit Agreement (the "Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. The Credit Agreement replaced and terminated the Company’s prior Credit Agreement, dated as of May 11, 2017 (the "Prior Credit Agreement"). The Prior Credit Agreement, under which we had borrowings of $273.5 million outstanding, was terminated on December 11, 2017 and replaced by the Credit Agreement.

The term loan requires quarterly principal payments of 0.25% of initial aggregate principal amount beginning March 29, 2018 with the balance due at maturity. The Company has mandatory debt repayment obligations of $7.9 million per year ($2.0 million per quarter) until 2024 under the Credit Agreement. Additional loans of up to $150.0 million (plus the amount of certain voluntary prepayments) and an unlimited amount subject to compliance with a first lien net leverage ratio of 4.50 to 1.00 may be made available under the Credit Agreement upon request of the Company subject to specified terms and conditions. The Company may repay any borrowings under the Credit Agreement at any time, subject to certain limited and customary restrictions stated in the Credit Agreement; provided, however, that if the Company prepays all or any portion of the term loan in connection with a repricing transaction on or prior to the 6-month anniversary of the origination date, the Company must pay a prepayment premium of 1.0% of the aggregate principal amount of the term loan so prepaid.

The Company incurred $23.9 million of debt issuance costs associated with the term loan which have been recorded as a debt discount within long-term debt and $5.2 million of fees associated with the revolver were recorded as other assets. In connection with the Prior Credit Agreement, a portion of the term debt was extinguished and $0.2 million of deferred financing costs was written off as a debt extinguishment (included in special charges on the consolidated statements of income) and a portion was tested as a modification ($0.1 million) and rolled into the new debt discount. In connection with the Prior Credit Agreement revolving facility, $1.6 million of deferred financing fees was written off as debt extinguishment and $0.6 million was rolled into the Credit Agreement (included in other assets) based on the borrowing capacity of the underlying banks.
As of December 31, 2018, we had borrowings of $807.1 million outstanding under the Credit Agreement and $35.6 million in letters of credit issued under the Credit Agreement. The Company recorded non-cash interest expense of $3.9 million, $0.8 million, and $0.4 million for December 31, 2018, 2017, and 2016, respectively, related to the amortization of its deferred financing costs described above. The Credit Agreement revolving line of credit facility matures on December 11, 2022 whereas the term loan facility matures on December 11, 2024.

The outstanding principal amounts bear interest at a fluctuating rate (generally the 30 day LIBOR rate) per annum plus an applicable margin of 3.50% with respect to LIBOR loans and 2.50% with respect to base rate loans. As of December 31, 2018 and December 31, 2017, the outstanding balance of the Company’s debt approximated its fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with the variable rate debt, which is accounted for as cash flow hedge. Any gain or loss is recorded within accumulated other comprehensive income. Refer to Note 17, Fair Value, for additional detail on the hedge.

(12)    Share-Based Compensation

We have two share-based compensation plans as of December 31, 2018: (1) the 2014 Stock Option and Incentive Plan (the "2014 Plan") and (2) the Amended and Restated 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 2014 Plan was adopted by our Board of Directors on February 12, 2014 and approved by our shareholders at the Company's annual meeting held on April 30, 2014. As of April 30, 2014, no new awards will be granted under the 1999 Plan. As a result, any shares subject to outstanding awards under the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations, will not be available for award grant purposes under the 2014 Plan. Both plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options; nonqualified stock options; deferred stock awards; restricted stock awards; unrestricted stock awards; performance share awards; cash-based awards; stock appreciation rights ("SARs") and dividend equivalent rights. The 2014 Plan provides for the issuance of up to 1,700,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2014 Plan, shares issued for awards other than stock options or SARs count against the aggregate share limit as 1.9 shares for every share actually issued. New stock options granted under the 2014 Plan could have varying vesting provisions and exercise periods. All stock options and RSUs granted under the 1999 Plan are either 100% vested or have been terminated. RSUs granted under the 2014 Plan generally vest within three years. RSUs will be settled in shares of our common stock. As of December 31, 2018, there were 493,811 shares available for grant under the 2014 Plan.

As of December 31, 2018, there were 742,658 stock options (including the CEO stock option award noted below) and 298,796 RSUs outstanding. As of December 31, 2018, there were 13,029 RSUs outstanding that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

During the year ended December 31, 2018, we granted stock option awards for the purchase of 127,704 shares of our common stock, compared with 142,428 in 2017 and 210,633 in 2016.

On April 9, 2013, we granted a stock option to purchase 200,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $41.17 per share ("2013 CEO Option Award"). This award included a service period and a market performance vesting condition.  In 2014, certain of these targets were achieved and 150,000 shares vested and remain exercisable.  The remaining 50,000 shares were cancelled in 2018 due to lack of performance achievement.

On December 2, 2013, we granted a stock option to purchase 100,000 shares of common stock to our then newly appointed Executive Vice President and Chief Financial Officer at an exercise price of $79.33 per share. This award included a service period and a market performance vesting condition which were not met and all 100,000 shares were cancelled in the year ended December 31, 2018.

On March 5, 2014, we granted a stock option to purchase 100,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $70.42 per share ("2014 CEO Option Award"). This option award includes a service period and a market performance vesting condition.  The stock option will vest if the following stock price targets are met based on the stock price closing at or above these targets for 60 consecutive trading days.  During the year ended December 31, 2018, the 2014 CEO Option Award  is outstanding as follows:

2014 CEO Option Award:
Stock Price Target	Cumulative Vested Portion of Stock Options (in Shares)
$87.50	25,000
$100.00	50,000
$112.50	75,000
$125.00	100,000

As the CEO Option Awards vest, they may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. As of December 31, 2018, none of the options awarded in connection with the 2014 CEO Option Award have vested.  These stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. These option awards have a 10 year term but to the extent that the market conditions above (Stock Price Targets) are not met within 5 years, these options will not vest and will forfeit 5 years from grant date.  The Company used a Monte Carlo simulation option pricing model to value these option awards.

The average fair value of stock options granted during the year ended December 31, 2018, 2017, and 2016 of $14.68, $19.36, and $17.88, respectively, was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.5%	1.7%	1.2%
Expected life (years)	4.4	4.5	4.5
Expected stock volatility	37.2%	35.1%	36.2%
Expected dividend yield	—%	0.2%	0.4%

We account for Restricted Stock Unit Awards (“RSU Awards”) by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2018 and December 31, 2017 we granted 167,480 and 90,725 RSUs, respectively, with approximate fair values of $42.87 and $55.28 per RSU Award, respectively. During 2018 and 2017, the Company granted performance-based RSUs as part of the overall mix of RSU Awards. These performance-based RSUs include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with target payouts ranging from 0% to 200%. Of the 167,480 RSUs granted during 2018, 48,080 are performance-based RSU awards. This compares to 31,369 performance-based RSU awards granted in 2017.

The CIRCOR Management Stock Purchase Plan, which is a component of both the 2014 Plan and the 1999 Plan, provides that eligible employees may elect to receive RSUs in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSUs (“RSU MSPs”). In addition, non-employee directors may elect to receive RSUs in lieu of all or a portion of their annual directors’ retainer fees. Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 34,937 and 26,726 with per unit discount amounts representing fair values of $14.06 and $20.13, respectively, were granted under the CIRCOR Management Stock Purchase Plan during the years ended December 31, 2018 and December 31, 2017, respectively.

Compensation expense related to our share-based plans for the year ended December 31, 2018, 2017, and 2016 was $5.0 million, $3.8 million, and $5.5 million respectively. The decrease in expenses from 2017 related to non-Share-based compensation expense is recorded as selling, general, and administrative expense. As of December 31, 2018, there was $7.6 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years. This compares to $6.8 million for 2017 and $7.8 million for 2016, respectively.

A summary of the status of all stock options granted to employees and non-employee directors as of December 31, 2018, 2017, and 2016 and changes during the years are presented in the table below:

	December 31,
	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	848,427	$53.99	736,319	$52.30	570,737	$56.86
Granted	127,704	42.62	142,428	60.99	210,633	38.89
Exercised	(18,304)	37.70	(17,708)	39.91	(5,982)	41.05
Forfeited	(204,702)	61.89	(10,136)	51.99	(33,014)	45.25
Expired	(10,467)	54.18	(2,476)	61.38	(6,055)	65.34
Options outstanding at end of period	742,658	$50.26	848,427	$53.99	736,319	$52.30
Options exercisable at end of period	415,873	$46.90	309,824	$45.66	226,386	$45.20

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2018 was 4.3 years and 3.4 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.4 million and $0.1 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $1.6 million and $1.7 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2018 was $0.0 million and $0.0 million, respectively. As of December 31, 2018, there was $2.0 million of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$32.76 - $40.09	160,571	3.6	$38.79	115,067	$38.74
40.10 - 41.90	150,000	4.3	41.17	150,000	41.17
41.91 - 56.42	186,730	4.6	46.35	75,481	51.84
56.43 - 71.56	245,357	4.5	66.31	75,325	65.79
$32.76 - $71.56	742,658	4.3	$50.26	415,873	$46.90

A summary of the status of all RSU Awards granted to employees and non-employee directors as of December 31, 2018, 2017, and 2016 and changes during the year are presented in the table below:

	December 31,
	2018		2017		2016
	RSUs	Weighted Average Price	RSUs	Weighted Average Price	RSUs	Weighted Average Price
RSU Awards outstanding at beginning of period	186,905	$49.76	138,761	$46.60	109,281	$52.90
Granted	167,480	42.87	90,725	55.28	98,942	41.09
Settled	(27,503)	52.70	(29,803)	46.15	(54,034)	48.50
Canceled	(100,199)	46.71	(12,778)	62.92	(22,527)	46.86
Added by Performance Factor	—	—	—	—	7,099	41.55
RSU Awards outstanding at end of period	226,683	$45.66	186,905	$49.76	138,761	46.60
RSU Awards exercisable at end of period	5,057	$52.44	2,876	$59.17	3,040	$60.92

The aggregate intrinsic value of RSU Awards settled during the 12 months ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.7 million, and $2.5 million, respectively. The aggregate fair value of RSU Awards vested during the 12 months ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.4 million and $2.7 million, respectively.
The aggregate intrinsic value of RSU Awards outstanding and exercisable as of December 31, 2018 was $4.8 million and $0.1 million, respectively. As of December 31, 2018, there was $5.1 million of total unrecognized compensation costs related to RSU awards that is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information about RSU Awards outstanding at December 31, 2018:

	RSU Awards Outstanding
Fair Values at Grant Date	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value
$32.25 - $42.99	149,561	1.6	$41.51
43.00 - 51.99	35,714	2.1	47.00
52.00 - 71.56	41,408	0.2	59.51
$32.25 - $71.56	226,683	1.4	$45.67

A summary of the status of all RSU MSPs granted to employees and non-employee directors as of December 31, 2018, 2017, and 2016 and changes during the year are presented in the table below:

	December 31,
	2018		2017		2016
	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price	RSUs	Weighted Average Exercise Price
RSU MSPs outstanding at beginning of period	72,452	$35.01	67,924	$36.50	78,732	$37.46
Granted	34,937	28.56	26,726	40.86	20,130	26.06
Settled	(29,232)	48.87	(19,843)	42.28	(27,375)	29.94
Canceled	(6,044)	32.33	(2,355)	37.48	(3,563)	35.35
RSU MSPs outstanding at end of period	72,113	$32.25	72,452	$35.01	67,924	$36.50
MSP Awards exercisable at end of period	7,972	$31.97	—	—	—	—

There were 7,972 RSU MSPs exercisable as of December 31, 2018 compared to none exercisable for the same date in 2017, and 2016. The aggregate intrinsic value of RSU MSPs settled during the years ended December 31, 2018, 2017, and 2016 was $0.4 million, $0.3 million and $0.4 million, respectively. The aggregate fair value of RSU MSPs vested during the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.5 million and $0.4 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2018 was $0.0 million. As of December 31, 2018, there was $0.5 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information about RSU MSPs outstanding at December 31, 2018:

	RSU MSPs Outstanding
Range of Grant Prices	RSUs	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$26.06 - 33.99	46,536	1.5	$27.74
34.00 - 39.99	1,728	0.0	34.73
40.00 - 40.86	23,849	1.2	40.86
$26.06 - $40.86	72,113	1.4	$32.25

We also grant Cash Settled Stock Unit Awards to our international employee participants. In prior years, these Cash Settled Stock Unit Awards would typically cliff-vest in three years. During 2018, the vesting schedule was updated so that new Cash Settled Stock Unit Awards granted vest ratably over a three year period. All of these awards are settled in cash based on the closing price of our common stock at the time of vesting. As of December 31, 2018, there were 50,907 Cash Settled Stock Unit Awards outstanding compared with 40,469 Cash Settled Stock Unit Awards outstanding as of December 31, 2017. During 2018, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.3 million. As of December 31, 2018, the Company had $0.6 million in accrued expenses classified as current liabilities for Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2017. Cash Settled Stock Unit Award related compensation costs for the twelve month periods ended December 31, 2018, 2017, and 2016 totaled $0.0 million, $0.2 million, and $0.9 million, respectively and was recorded as selling, general and administrative expense. The decrease in compensation costs in 2018 and 2017 vs. 2016 is due primarily to a lower ending stock price.

(13)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers who are either in or service the energy, aerospace, defense and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. For the years ended December 31, 2018, 2017 and 2016, we had no customers from which we derive revenues that exceed the threshold of 10% of the Company’s consolidated revenues.

(14)    Retirement Plans

US Contribution Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) savings plan. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations. For the first part of 2018, we contributed 50% of the amount contributed by the employee, up to a maximum of 5% of the employee’s earnings. Our matching contributions vest at a rate of 20% per year of service, with full vesting after 5 years of service. Effective August 28, 2018, the Company had a 401(k) benefit update, wherein the Company contributed 100% of the amount contributed by the employee, up to a maximum of 4% of the employee's earnings. Matching contributions under the updated 401K benefit plan vest 0% after year 1, 50% after year 2, and 100% after year 3 in the matching contribution.

The cost of our 401K plan is outlined below:

	Year Ended December 31,
	2018	2017	2016
Cost of 401(k) plan	$1,847	$1,978	$1,509

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

During fiscal year 2018, we did not make any cash contributions to our qualified defined benefit pension plan, but made $0.4 million in payments for our nonqualified plan. In 2019, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.1 million in the U.S. and approximately $4.3 million for our foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

The components of net periodic benefit cost for the postretirement plans were as follows (in thousands):

	Pension Benefits			Other Post-retirement Benefits (1)	Other Post-retirement Benefits (1)
	Year Ended December 31,			Year Ended December 31,	Year Ended December 31,
	2018	2017	2016	2018	2017
Components of net periodic benefit cost:
Service cost	$2,993	$181	$—	$1	$—
Interest cost	$9,164	$2,158	$2,185	$336	$20
Expected return on assets	(15,418)	(2,994)	(2,562)	—	—
Net periodic benefit cost	(3,261)	(655)	(377)	337	20
Net (gain) loss amortization	153	735	893	—	—
Prior service cost amortization	—	—	—	—	—
Total amortization	153	735	893	—	—
Pension settlement charge	—	—	4,457		—
Net periodic benefit cost	$(3,108)	$80	$4,973	$337	$20

Net periodic benefit cost	$(3,108)	$80	$9,430	$337	$20

(1) No Other Post-retirement Benefits in 2016
The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations for the post-retirement plans are shown below:

	Pension Benefits			Other Post-retirement Benefits	Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,	Year Ended December 31,
	2018	2017	2016	2018	2017
Net periodic benefit cost (1):
Discount rate – U.S.	3.27%	3.86%	4.11%	3.48%	3.63%
Discount rate – Foreign	1.97%	N/A	N/A	N/A	N/A
Expected return on plan assets - U.S. (2)	7.00%	7.25%	6.75%	N/A	N/A
Expected return on plan assets - Foreign	3.53%	N/A	N/A	N/A	N/A
Rate of compensation increase - U.S.	N/A	NA	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.11%	N/A	N/A	N/A	N/A
Benefit obligations:					N/A
Discount rate – U.S.	3.93%	3.27%	3.86%	4.10%	3.48%
Discount rate – Foreign	2.00%	1.97%	N/A	N/A	N/A
Rate of compensation increase - U.S.	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.14%	3.11%	N/A	N/A	N/A

(1) 2017 Assumption excludes those that would have been applicable for 21 days of CIRCOR's ownership of FH.
(2) 2017 excludes estimate of return on assets still held in the prior plan which had an expected long-term return on plan assets for the time since acquisition of 6.25% for 2017 for which CIRCOR is entitled to their portion of the return.

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

Effective with fiscal year 2018, the Company changed the method used to estimate the service and interest cost components of the net periodic benefit costs for all of its plans in the U.S., U.K., and Germany. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows.  The Company changed to the new method to provide a more precise measure of interest and service costs by more closely correlating the application of the discrete spot yield curve rates with the projected benefit cash flows.  Prior to fiscal year 2018, the service and interest costs were determined using a single weighted-average discount rate used to measure the benefit obligation at the measurement date.

Assumed health care cost trend rates pre-65 trend at December 31, 2018 and 2017 were 7.0% and 5.9%, respectively. Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2018 and 2017 were 5.0% and 5.0%, and the year that the rate reaches the ultimate trend rate were 2027 and 2023, respectively. Assumed health care cost trend rates post-65 trend at December 31, 2018 and 2017 were 7.0% and 5.5%, respectively. Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2018 and 2017 were 5.0% and 5.25%, and the year that the rate reaches the ultimate trend rate were 2027 and 2021, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components for the year ended December 31, 2018	54	(43)
Effect on post-retirement benefit obligation at December 31, 2018	$1,353	$(1,096)

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

The funded status of the defined benefit post-retirement plans and amounts recognized in the consolidated balance sheets, measured as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2018	2017	2018	2017

Change in projected benefit obligation:
Balance at beginning of year	$399,638	$45,300	$11,685	$—
Service cost	2,993	181	1	—
Interest cost	9,164	2,158	336	20
Amendments	341	—	—	—
Actuarial loss (gain)	(16,081)	413	(1,166)	263
Exchange rate (gain) / loss	(9,661)	5,759	—	—
Acquisitions	—	348,542	—	11,445
Benefits paid	(23,060)	(2,715)	(580)	(43)
Settlement payments	—	—	—	—
Balance at end of year	$363,334	$399,638	$10,276	$11,685
Change in fair value of plan assets:
Balance at beginning of year	$247,583	$31,776	$—	$—
Actual return on assets (1)	(15,183)	10,374	(580)	—
Exchange rate (gain) / loss	(2,430)	1,256		—
Acquisitions - Transferred	—	28,903		—
Acquisitions - Plan receivable from Colfax	—	176,572		—
Benefits paid	(23,060)	(2,715)		(43)
Settlement payments	—	—		—
Employer contributions	4,083	1,417	580	43
Fair value of plan assets at end of year (2)	$210,993	$247,583	$—	$—
Funded status:
Excess of benefit obligation over the fair value of plan assets	$(152,341)	$(152,055)	$(10,276)	$(11,685)
Pension plan accumulated benefit obligation (“ABO”)	$363,334	$399,638	N/A	N/A

(1) 2017 includes $2.3 million of plan assets still held in the prior plan at Colfax.
(2) Refer to Note 17, Fair Value for further disclosure regarding our fair value hierarchy assessment.

The following information is presented as of December 31, 2018 and 2017 (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2018	2017	2018	2017
Funded status, end of year:
Fair value of plan assets	$210,993	$247,583	$—	$—
Projected Benefit obligation	$(363,334)	(399,638)	(10,276)	—
Net pension liability	$(152,341)	$(152,055)	$(10,276)	$—
Post-retirement amounts recognized in the balance sheet consists of:
Non-current asset	$1,776	$1,517	$—	$—
Current liability	$(3,494)	(2,853)	(701)	(746)
Non-current liability	$(150,623)	(150,719)	(9,575)	(10,939)
Total	$(152,341)	$(152,055)	$(10,276)	$(11,685)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$28,497	$13,937	$(902)	$263
Prior service cost (gain)	325	—	—	—
Total	28,822	13,937	(902)	263

Estimated future benefit expense to be recognized in other comprehensive income (loss):	2019
Amortization of net losses	$521
Prior service cost	15
Total	$536

As of December 31, 2018, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter were as follows (in thousands):

	2019	2020	2021	2022	2023	2024-2028
Pension Benefits - All Plans	$23,249	$23,093	$22,912	$22,656	$22,402	$105,518
Other Post-retirement Benefits	701	668	662	636	622	2,854
Expected benefit payments	$23,950	$23,761	$23,574	$23,292	$23,024	$108,372

(15)    Contingencies, Commitments and Guarantees

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million was initially recorded as a liability as of December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and was approved by the California Superior Court during 2018. The Company expects to make payment during the second quarter of 2019.

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

Standby Letters of Credit

We execute standby letters of credit, which include bank guarantees, bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $70.7 million at December 31, 2018 of which $35.6 million were syndicated under the Credit Agreement. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past several fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2018.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2018 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$48,740
Greater than 12 months	21,928
Total	$70,668

Operating Lease Commitments

Rental expense under operating lease commitments amounted to $9.5 million, $6.4 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, were as follows at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Minimum lease commitments	$9,481	$6,303	$4,573	$3,345	$2,540	$6,032

Commercial Contract Commitment

As of December 31, 2018, we had approximately $118.3 million of commercial contract commitments related to open purchase orders.

Insurance

We maintain insurance coverage of a type and with such limits as we believe are customary and reasonable for the risks we face and in the industries in which we operate. While many of our policies do contain a deductible, the amount of such deductible is typically not material. Our accruals for insured liabilities are not discounted and take into account these deductibles and are based on claims filed and reported as well as estimates of claims incurred but not yet reported.

(16)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2018.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Balance beginning January 1	$4,623	$4,559
Provisions	2,854	2,590
Claims settled	(2,946)	(4,508)
Acquired reserves/other	(347)	1,759
Currency translation adjustment	(134)	223
Balance ending December 31	$4,050	$4,623

Warranty obligations of $4.1 million for the year ended December 31, 2018 decreased $0.5 million from $4.6 million for the year ended December 31, 2017. Decreases in warranty obligations were primarily driven by claims settled within certain Industrial businesses.

(17)    Fair Value

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

The fair values of the Company’s pension plan assets as of December 31, 2018 and 2017, utilizing the fair value hierarchy were as follows (in thousands):

	December 31, 2018				December 31, 2017
	Measured at Net Asset Value (1, 3)	Level 1	Level 2	Total	Measured at Net Asset Value (1, 2)	Level 1	Level 2	Total
U.S. Plans:
Cash Equivalents:
Money Market Funds	$3,831	$—	$—	$3,831		$237		$237
Mutual Funds:
Bond Funds	—	—	—	—	—	—	—	—
Large Cap Funds	—	—	—	—	—	—	—	—
International Funds	20,295	—	—	20,295	4,838	—	—	4,838
Small Cap Funds	—	—	—	—	—	—	—	—
Blended Funds	—	—	—	—	—	—	—	—
Mid Cap Funds	—	—	—	—	—	—	—	—
Comingled Pools:
Opportunistic	15,461	—	—	15,461	3,106	—	—	3,106
Investment Grade	51,340	—	—	51,340	10,664	—	—	10,664
Non-U.S. Equity	17,432	—	—	17,432	4,730	—	—	4,730
U.S. Equity	70,059	—	—	70,059	14,773	—	—	14,773
Global Low Volatility	$5,400	$—	—	5,400	—	—	—	—
Foreign Plans:
Cash		22	—	22	—	518	—	518
Equity	8,623		—	8,623	10,499	—	184	10,683
Non-U.S. government and corporate bonds	13,569		—	13,569	15,146	—	669	15,815
Insurance Contracts	240		3,542	3,782	306	—	2,932	3,238
Other			368	368	—	38	—	38
Total Fair Value	$206,250	$22	$3,910	$210,182	$64,062	$793	$3,785	$68,640

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

(2) $179 million of pension plan asset receivable was excluded from the December 31, 2017 leveling table above as CIRCOR did not yet control the assets. The fair value was determined based on CIRCOR's percent of Colfax U.S. pension plan assets which were valued by Colfax using NAV as described in (1).

(3) $0.8 million of pension plan asset receivable was excluded from the FY'18 leveling table above as CIRCOR did not yet control the assets.

The fair value of the Company’s assets which are to be reimbursed to Colfax for 2018 pension benefits paid, expenses and investment return on those payments were as follows (in thousands):

	December 31, 2018
	Measured at Net Asset Value (1)	Level 1	Level 2	Total
Investments owed to Colfax:
Cash Equivalents:
Money Market Funds	$2,852	$—	$—	$2,852

The fair value measurements of the Company's financial instruments as of December 31, 2018 are summarized in the table below:

Significant Other Observable Inputs
Level 2
Derivatives	$(1,969)

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. The Company's outstanding debt balances are characterized as Level 2 financial instruments. As of December 31, 2018, the fair value of our gross term loan debt (before netting debt issuance costs) was $735.7 million, or $41.4M below our carrying cost of $777.1 million. As of December 31, 2017, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity.

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

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The net fair value of the interest rate swap was $(2.0) million and is recorded in Accrued Expenses and Other Current Liabilities of $0.5 million and Other Non-Current Liabilities of $1.5 million on our condensed consolidated balance sheet as of December 31, 2018. The unrealized loss recognized in other comprehensive loss was $2.0 million for the twelve months ended December 31, 2018. The realized loss of $1.6 million was reclassified from other comprehensive loss to interest expense as interest expense was accrued on the swap during the twelve months ended December 31, 2018. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $0.6 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $23.8 million for twelve months ended December 31, 2018.

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

As of December 31, 2018 and December 31, 2017, we had no forward contracts. Our foreign currency forward contracts fall within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. The foreign exchange (gains)/losses for the year ended December 31, 2018, 2017 and 2016 were $0.0 million, $0.1 million, and $(0.6) million, respectively, and are included in other (income) expense in our consolidated statements of income.

(18)    Business Segment and Geographical Information

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

Effective January 1, 2018, we realigned our businesses with end markets to simplify the business, clarify customer and channel relationships and help us exploit growth synergy opportunities across the organization. Our reporting segments are Energy, Aerospace & Defense and Industrial. The Energy segment remains unchanged except for the addition of Reliability Services, a business from the FH acquisition. The Aerospace & Defense segment includes the Aerospace business out of our previous Advanced Flow Solutions segment, as well as the Pumps Defense business of Fluid Handling. The Industrial segment includes the remaining portion of Fluid Handling as well as the industrial solutions and power and process businesses (mainly control valves) that were part of Advanced Flow Solutions. In addition, a number of smaller product lines were realigned as part of this change to better manage and serve our customers. The current and prior periods are reported under the new segment structure.

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

The amounts reported in the Corporate expenses line item in the following table consists primarily of the following: compensation and fringe benefit costs for executive management and other corporate staff; Board of Director compensation; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting costs; facilities, equipment and maintenance costs; and travel and various other administrative costs related to our corporate office and respective functions. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; tax; treasury; investor relations and shareholder services; regulatory compliance; strategic tax planning; and stock transfer agent costs.

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

The following table presents certain reportable segment information (in thousands):

	2018	2017	2016
Net revenues
Energy	$451,232	$339,617	$305,939
Aerospace & Defense	237,017	182,983	166,127
Industrial	487,576	139,110	118,193
Consolidated revenues	$1,175,825	$661,710	$590,259

Segment income
Energy - Segment Operating Income	$33,496	$30,131	$32,651
Aerospace & Defense - Segment Operating Income	36,047	23,375	15,368
Industrial - Segment Operating Income	57,340	19,932	20,056
Corporate expenses	(30,299)	(21,744)	(25,672)
Subtotal	96,584	51,694	42,403
Special restructuring charges, net	12,752	6,062	8,975
Special other charges, net	11,087	7,989	8,196
Special and restructuring charges, net	23,839	14,051	17,171
Restructuring related inventory charges	2,402	—	2,846
Amortization of inventory step-up	6,600	4,300	1,365
Impairment charges	—	—	202
Acquisition amortization	47,310	12,542	9,901
Acquisition depreciation	7,049	233	—
Brazil restatement impact	—	—	—
Restructuring and other cost, net	63,361	17,075	14,314
Consolidated Operating Income	9,384	20,568	10,918
Interest Expense, net (a)	52,913	10,777	3,310
Other Expense (Income), net (a)	(7,435)	3,678	(2,072)
Income from continuing operations before income taxes	$(36,094)	$6,113	$9,680

Identifiable assets
Energy	$882,630	$837,492	$463,359
Aerospace & Defense	399,102	375,094	486,369
Industrial	1,279,048	1,408,217	—
Corporate	$(769,168)	(714,004)	(279,813)
Consolidated Identifiable assets	$1,791,612	$1,906,799	$669,915

Capital expenditures
Energy	$7,448	$3,840	$3,902
Aerospace & Defense	4,739	3,400	4,441
Industrial	9,813	5,928	4,094
Corporate	1,787	1,378	1,775
Consolidated Capital expenditures	$23,787	$14,546	$14,212

Depreciation and amortization
Energy	$16,482	$12,518	$7,102
Aerospace & Defense	10,937	4,325	15,624
Industrial	49,939	11,881	—
Corporate	750	1,313	1,209
Consolidated Depreciation and amortization	$78,108	$30,037	$23,935

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $23.8 million, $15.6 million, and $50.5 million as of December 31, 2018, 2017 and 2016, respectively.

The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (in thousands)	2018	2017	2016
United States	$535,008	$324,204	$232,650
France	48,346	41,584	42,908
Germany	97,771	32,480	26,451
Canada	45,919	28,703	32,750
Saudi Arabia	10,037	28,626	68,693
United Kingdom	37,154	26,872	27,579
China	35,735	16,875	11,157
Norway	29,523	13,462	21,668
Rest of Europe	106,105	56,638	32,460
Rest of Asia-Pacific	102,131	55,265	39,808
Other	128,096	37,001	54,135
Total net revenues	$1,175,825	$661,710	$590,259

	December 31,
Long-lived assets by geographic area (in thousands)	2018	2017
United States	$129,527	$130,587
Germany	41,852	42,651
UK	11,330	12,592
India	8,535	7,618
Italy	3,999	5,213
Mexico	3,689	2,853
France	3,271	3,851
Netherlands	2,291	2,823
Other	5,325	9,351
Total long-lived assets	$209,819	$217,539

(19)    Subsequent Event

In January 2019, the Company announced the sale of its Reliability Services ("RS") business to an affiliate of RelaDyne LLC, a leading provider of lubricants and industrial reliability services, for approximately $85 million in cash, on a cash-free, debt-free basis. The RS business provides critical lubrication and flushing services, and oil misting equipment to customers in the Oil & Gas, Petrochemical, Power Generation, Industrial and Navy markets. The RS business was acquired as part of the December 2017 fluid handing acquisition and was previously reported within the Energy segment As of December 31, 2018,the RS business is collapsed as "held for sale" with the current assets and current liabilities section of our balance sheet. We anticipate recording a special gain on the RS sale during the first quarter of 2019 in the range of $4.0 million to $8.0 million.

The divestiture is in line with CIRCOR's strategy to focus on its core mission-critical flow control platform and underscores its commitment to strengthening its balance sheet. The Company expects to use the net proceeds from the sale to pay down outstanding debt.

(20)    Other (Income) Expense, Net

The following table outlines other (income) expense, net (in thousands):

	December 31,
	2018	2017
Pension - Interest cost	$9,164	$—
Pension - Expected return on assets	(15,418)	—
Foreign Currency Translations	(1,840)	2,136
Other	659	1,542
Other (income) expense, net	$(7,435)	$3,678

On January 1, 2018, we adopted the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which amends the presentation requirements of service cost and other components of net benefit cost in the income statement. Service costs are recorded within the selling, general, and administrative caption of our consolidated income statement, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated income statement. Refer to Note 2, Summary of Significant Accounting Policies, for further details of adopting ASU 2017-07.

(21)    Quarterly Financial Information

Summary Quarterly Data — Unaudited
(in thousands, except per share information)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Net revenues	$275,580	$301,368	$297,514	$301,363
Gross profit	76,304	88,251	85,078	92,018
Net income (loss)	(17,441)	5,902	(6,841)	(21,005)
Earnings (loss) per common share:
Basic	$(0.88)	$0.30	$(0.34)	$(1.06)
Diluted	(0.88)	0.30	(0.34)	(1.06)
Dividends per common share	—	—	—	—
Year Ended December 31, 2017
Net revenues	$145,208	$151,231	$159,693	$205,578
Gross profit	46,633	47,668	47,303	59,216
Net income (loss)	4,773	8,970	3,617	(5,571)
Earnings per common share:
Basic	$0.29	$0.54	$0.22	$(0.32)
Diluted	0.29	0.54	0.22	(0.32)
Dividends per common share	0.0375	0.0375	0.0375	0.0375

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

Allowance for Doubtful Accounts

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2018
Deducted from asset account:
Allowance for doubtful accounts	$4,791	$1,107	$1,075	$(238)	$6,735
Year ended
December 31, 2017
Deducted from asset account:
Allowance for doubtful accounts (2)	$5,056	$(87)	$378	$(556)	$4,791
Year ended
December 31, 2016
Deducted from asset account:
Allowance for doubtful accounts	$8,290	$613	$425	$(4,272)	$5,056

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Balance at end of period excludes the engineered valves accounts receivable allowances of $2.4 million, which are classified as long-term as of December 31, 2015.