Form 10-Q
period 2019-03-31
CIRCOR INTERNATIONAL INC
filed 2019-05-14
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CIR	New York Stock Exchange

As of May 2, 2019, there were 19,898,153 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,619	$68,517
Trade accounts receivable, less allowance for doubtful accounts of $5,048 and $6,735 at March 31, 2019 and December 31, 2018, respectively	188,500	183,552
Inventories	217,991	217,378
Prepaid expenses and other current assets	89,904	90,659
Assets held for sale	4,623	87,940
Total Current Assets	574,637	648,046
PROPERTY, PLANT AND EQUIPMENT, NET	198,148	201,799
OTHER ASSETS:
Goodwill	460,995	459,205
Intangibles, net	422,302	441,302
Deferred income taxes	25,632	28,462
Other assets	37,620	12,798
TOTAL ASSETS	$1,719,334	$1,791,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,277	$123,881
Accrued expenses and other current liabilities	99,591	107,312
Accrued compensation and benefits	27,251	33,878
Current portion of long-term debt	—	7,850
Liabilities held for sale	—	11,141
Total Current Liabilities	249,119	284,062
LONG-TERM DEBT	733,666	778,187
DEFERRED INCOME TAXES	33,780	33,932
PENSION LIABILITY, NET	148,297	150,623
OTHER NON-CURRENT LIABILITIES	38,295	15,815
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,875,993 and 19,845,205 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	442,568	440,890
Retained earnings	228,582	232,102
Common treasury stock, at cost (1,372,488 shares at March 31, 2019 and December 31, 2018)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(80,713)	(69,739)
Total Shareholders’ Equity	516,177	528,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,719,334	$1,791,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net revenues	$270,395	$275,580
Cost of revenues	196,526	199,276
GROSS PROFIT	73,869	76,304
Selling, general and administrative expenses	69,973	77,238
Special and restructuring (recoveries) charges, net	(7,816)	12,446
OPERATING INCOME (LOSS)	11,712	(13,380)
Other expense (income):
Interest expense, net	13,179	11,801
Other income, net	(1,913)	(1,861)
TOTAL OTHER EXPENSE, NET	11,266	9,940
INCOME (LOSS) BEFORE INCOME TAXES	446	(23,320)
Provision for (benefit from) income taxes	5,079	(5,879)
NET LOSS	$(4,633)	$(17,441)
Loss per common share:
Basic	$(0.23)	$(0.88)
Diluted	$(0.23)	$(0.88)
Weighted average number of common shares outstanding:
Basic	19,870	19,806
Diluted	19,870	19,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net Loss	$(4,633)	$(17,441)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,840)	8,341
Interest rate swap adjustments (1)	(2,134)	—
Other comprehensive (loss) income, net of tax	(10,974)	8,341
COMPREHENSIVE (LOSS) INCOME	$(15,607)	$(9,100)

(1) Net of an income tax effect of $(0.6 million) for the three months ended March 31, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	March 31, 2019	April 1, 2018
Net loss	$(4,633)	$(17,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,944	7,334
Amortization	12,836	12,329
Bad debt expense	109	261
Loss on write down of inventory	3,368	963
Amortization of inventory fair value step-up	—	6,600
Compensation expense for share-based plans	1,432	1,365
Amortization of debt issuance costs	1,010	881
Loss on sale or write-down of property, plant and equipment	96	1,284
Gain on sale of business	(10,282)	—
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	(8,635)	22,038
Inventories	(3,452)	(14,850)
Prepaid expenses and other assets	2,881	(11,648)
Accounts payable, accrued expenses and other liabilities	(23,052)	(9,261)
Net cash used in operating activities	(22,378)	(145)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,717)	(8,234)
Proceeds from the sale of property, plant and equipment	28	93
Proceeds from the sale of business, net	83,321	—
Net cash provided by (used in) investing activities	79,632	(8,141)
FINANCING ACTIVITIES
Proceeds from long-term debt	87,400	71,950
Payments of long-term debt	(140,500)	(44,106)
Proceeds from the exercise of stock options	—	301
Return of cash to Fluid Handling Seller	—	(7,905)
Net cash (used in) provided by financing activities	(53,100)	20,240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	957	956
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,111	12,910
Cash, cash equivalents, and restricted cash at beginning of period	69,525	112,293
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$74,636	$125,203
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,018	$2,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net Loss	—	—	—	(4,633)	—	—	(4,633)
Other comprehensive income, net of tax	—	—	—	—	(10,974)	—	(10,974)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)	—	—	—	1,113	—	—	1,113
Conversion of restricted stock units	31	—	246	—	—	—	246
Share-based plan compensation	—	—	1,432	—	—	—	1,432
BALANCE AS OF MARCH 31, 2019	19,876	$212	$442,568	$228,582	$(80,713)	$(74,472)	$516,177

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net Loss	—	—	—	(17,441)	$—	—	(17,441)
Cumulative translation adjustment	—	—	—	—	8,341	—	8,341
Cumulative effect adjustment related to adoption of new revenue recognition standard (ASU 2014-09)	—	—	—	(2,756)	—	—	(2,756)
Stock options exercised	8	—	301	—	—	—	301
Conversion of restricted stock units	37	—	312	—	—	—	312
Share-based plan compensation	—	—	1,365	—	—	—	1,365
BALANCE AS OF APRIL 1, 2018	19,830	$212	$440,699	$254,046	$(28,389)	$(74,472)	$592,096

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of (loss) income, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of shareholders' equity of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet as of December 31, 2018 is as reported in our audited consolidated financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. Our accounting policies are described in the notes to our December 31, 2018 consolidated financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Note 2 with respect to newly adopted accounting standards. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except as updated below with respect to newly adopted accounting standards.

New Accounting Standards - Adopted

On January 1, 2019 we adopted the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, and all related amendments ("ASC 842"), specifically, ASU 2018-11, Leases: Targeted Improvements, under the modified retrospective approach. The amendment provides us with transition relief, as we elected not to recast the comparable periods and rather used the effective adoption date of the standard as the date of initial application. Comparable periods and the related disclosures are reflected herein under ASC 840. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.
Adoption of the new standard resulted in the recording of additional Right-of-Use ("ROU") assets and lease liabilities of $23.8 million and $24.1 million respectively, as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. The difference between the additional lease assets and lease liabilities, was recorded as an adjustment to deferred rent and prepaid rent. The standard did not materially impact our consolidated net earnings. See Note 4, Leases for further information.

(3) Revenue Recognition

Our revenue is derived from a variety of contracts. A significant portion of our revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the energy, aerospace, defense and industrial markets. Our contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations (FAR). We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract.

Revenue is recognized from products and services transferred to customers over-time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

As of March 31, 2019, we had $521.0 million of revenue related to remaining unfulfilled performance obligations. We expect to recognize approximately 79 percent of our remaining performance obligations as revenue during the remainder of 2019, 18 percent in 2020, and the remaining 3 percent in 2021 and thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three months ended March 31, 2019.

Disaggregation of Revenue. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	March 31, 2019	April 1, 2018
	Three Months Ended	Three Months Ended
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$45,665	$47,885
Oil & Gas - Downstream	52,752	52,087
Total	98,417	99,972
Aerospace & Defense Segment
Commercial Aerospace & Other	28,706	26,657
Defense	32,534	31,820
Total	61,240	58,477
Industrial Segment
Valves	28,532	27,679
Pumps	82,206	89,452
Total	110,738	117,131
Net Revenue	$270,395	$275,580

	March 31, 2019	April 1, 2018
	Three Months Ended	Three Months Ended
Energy Segment
EMEA	$34,452	$19,898
North America	52,957	64,467
Other	11,008	15,607
Total	98,417	99,972
Aerospace & Defense Segment
EMEA	$17,732	$15,396
North America	37,393	37,749
Other	6,115	5,332
Total	61,240	58,477
Industrial Segment
EMEA	$54,492	$60,679
North America	34,547	32,250
Other	21,699	24,202
Total	110,738	117,131
Net Revenue	$270,395	$275,580

Contract Balances. The Company’s contract assets and contract liabilities balances as of December 31, 2018 and March 31, 2019, respectively, are as follows (in thousands):

	December 31, 2018	March 31, 2019	Increase/(Decrease)
Trade accounts receivables, net	$183,552	$188,500	$4,948
Contract assets (1)	61,618	61,889	271
Contract liabilities (2) (3)	48,325	36,374	(11,951)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities
(3) The Contract Liabilities balance as of December 31, 2018 has been adjusted by $1.4 million attributed to the Reliability Services divestiture.

Trade accounts receivable, net increased by $4.9 million as of March 31, 2019, primarily due to the timing of cash collections during the three months ended March 31, 2019.

Contract assets as of March 31, 2019 remained fairly consistent with December 31, 2018, an increase of $0.3 million.

Contract liabilities, excluding divestiture, decreased by $12.0 million, or 25%, to $36.4 million as of March 31, 2019, primarily driven by revenue recognized over time during the three months ended March 31, 2019 within our Refinery Valves (-9%) and U.S. Defense Business (-5%).

(4) Leases

We lease certain office spaces, warehouses, vehicles and equipment. Leases with an initial term of 12-months or less have not been capitalized on the balance sheet. We recognize lease expense associated with these short-term leases on a straight-line basis over the lease term. For lease agreements entered into after the adoption of ASC 842, we combine lease and non-lease fixed components for real estate, vehicles and equipment leases. We do not combine lease and non-lease components for information technology leases. Variable lease costs were not included within the measurement of the lease liability as they were entirely variable or the difference between the portion captured within the lease liability and the actual cost will be expensed as incurred. Variable costs are contractually obligated and relate primarily to common area maintenance and taxes, which were not material to the financial statements.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward the historical lease classification, not to reassess if existing contracts are or contain leases, and not to reassess indirect costs for existing leases.
We have elected not to recast the comparable periods and rather used the effective adoption date of the standard as the date of initial application.
Leases which contain a renewal option to extend an existing lease term, or a termination option to end a lease early are exercisable at our sole discretion. We evaluate such leases to determine if we are reasonably certain to exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Our lease agreements do not contain any material residual value guarantees.
In determining the present value of lease payments, we use the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, we use the incremental borrowing rate based on based on available information at the commencement date. As of March 31, 2019 none of our existing leases provided an implicit borrowing rate. We give consideration to our debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rate. Additionally, we performed an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of our incremental borrowing rate. We will update our financial and risk assessments periodically. We will reassess lease classification and / or remeasure the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.
The Balance Sheet impact at March 31, 2019 is as follows (in thousands):

Leases
Assets	Operating	Finance
Gross ROU Assets (1)	$25,102	$1,165
Less: Accumulated Amortization	1,298	9
Net ROU Assets	$23,804	$1,156

Liabilities	Operating	Finance
Current (2)	$5,327	$178
Non-current (3)	18,560	1,048
Total Lease Liabilities	$23,887	$1,226
(1) Operating and Finance ROU Assets are included within other assets on the Balance Sheet.
(2) The current portion of operating and finance lease liabilities are recorded within accrued expenses and other current liabilities on the Balance Sheet.
(3) The non-current portion of operating and finance lease liabilities are recorded within other non-current liabilities on the Balance Sheet.

The components of lease costs are as follows (in thousands):

Lease Costs	March 31, 2019
Operating lease cost (1)	$1,880

Finance lease cost
Amortization of leased assets (2)	$3
Interest on lease liabilities (3)	—
Total finance lease costs	3

Total lease cost	$1,883
(1) Operating lease costs are recorded within selling, general and administrative expenses or Cost of Revenue within the Consolidated Statement of Loss depending upon the nature of the underlying lease.

(2) Finance lease amortization costs are recorded in selling, general and administrative expenses within the Consolidated Statement of Loss.
(3) Finance lease interest costs are recorded in interest expense, net within the Consolidated Statement of Loss.
Short-term lease expense and variable lease costs were $0.1 million and $0.0 million, respectively, for the three months ended March 31, 2019.

The estimated future minimum lease payments only include obligations for which we are reasonably certain to exercise our renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$5,404	$137	$5,541
2020	4,996	163	5,159
2021	4,291	161	4,452
2022	3,539	149	3,688
2023	2,962	149	3,111
After 2023	8,225	473	8,698
Less: Interest	$(5,530)	$(6)	$(5,536)
Present value of lease liabilities	$23,887	$1,226	$25,113

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	7.7
Weighted average discount rate (percentage)
Operating leases	5.7%
Finance leases	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

Other Information	March 31, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$(23,762)
Amortization expense on finance ROU assets	3
Change in total operating lease liabilities	23,846
Principal paid on operating lease liabilities	(93)
Total Operating Activities	$(6)
Financing Activities
Principal paid on finance lease liabilities	$(8)
Supplemental
Interest Paid on finance lease liabilities	—

As of March 31, 2019, we do not have any material operating or finance leases that have not yet commenced and we have not entered into any transactions with a related party.

Operating Lease Commitments Disclosure under ASC 840

Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, were as follows at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Minimum lease commitments	$9,481	$6,303	$4,573	$3,345	$2,540	$6,032

(5) Special & Restructuring (Recoveries) Charges, net

Special and Restructuring (Recoveries) Charges, net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring (recoveries) charges, net on our consolidated statements of loss. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the condensed consolidated statements of loss for the three months ended March 31, 2019 and April 1, 2018:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended
	March 31, 2019	April 1, 2018
Special (recoveries) charges, net	$(8,679)	$2,831
Restructuring charges, net	863	9,615
Total special and restructuring (recoveries) charges, net	$(7,816)	$12,446

Special (Recoveries) Charges, net

The table below (in thousands) outlines the special (recoveries) charges, net recorded for the three months ended March 31, 2019:

	Special (Recoveries) Charges, net
	For the three months ended March 31, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$(10,282)	$—	$—	$—	$(10,282)
Reliability Services 2019 operating expenses	1,450	—	—	—	1,450
Rosscor divestiture related charges	—	—	153	—	153
Total special charges, net	$(8,832)	$—	$153	$—	$(8,679)

Reliability Services Divestiture: In January 2019, the Company sold its Reliability Services business. The Company recorded a $10.3 million gain during the first quarter of 2019 in connection with the divestiture.

Reliability Services 2019 Operating Expenses: The Company classified the 2019 operating expenses of the Reliability Services business as special given the business was held for sale as of 2018 and was sold in January 2019.

Rosscor Divestiture: On November 6, 2018, we announced the divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was our Netherlands-based fluid handling skids and systems business, primarily for the Oil and Gas end market. During the first quarter of 2019 we recorded a $0.2 million charge related to the divestiture.

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three months ended April 1, 2018:

	Special Charges (Recoveries), net
	For the three months ended April 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$2,455	$2,455
Brazil closure	376	—	—	—	376
Total special charges, net	$376	$—	$—	$2,455	$2,831

Acquisition related charges:

•
On December 11, 2017, we acquired fluid handing business of Colfax Corporation ("FH"). In connection with our acquisition, we recorded $2.5 million during the three months ended April 1, 2018 related to internal and external professional fee costs to integrate the FH business into our legacy framework.

•
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

Restructuring Charges (Recoveries), net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the three months ended March 31, 2019 and April 1, 2018. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges
	As of and for the three months ended March 31, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$261	$70	$—	$—	$331
Employee related expenses, net	262	(2)	272	—	532
Total restructuring charges, net	$523	$68	$272	$—	$863

Accrued restructuring charges as of December 31, 2018					$982
Total quarter to date charges, net (shown above)					863
Charges paid / settled, net					(106)
Accrued restructuring charges as of March 31, 2019					$757

We expect to make payment or settle the majority of the restructuring charges accrued as of March 31, 2019 during the second half of 2019.

	Restructuring Charges, net
	As of and for the three months ended April 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,481	$82	$—	$—	$1,563
Employee related (recoveries) expenses	6,843	—	1,209	—	8,052
Total restructuring charges, net	$8,324	$82	$1,209	$—	$9,615

Accrued restructuring charges as of December 31, 2017					$1,586
Total quarter to date charges, net (shown above)					9,615
Charges paid / settled, net					(4,897)
Accrued restructuring charges as of April 1, 2018					$6,304

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced to comply with the applicable accounting rules. For example, total cost associated with 2018 Actions (as discussed below) will be recorded in 2018 and 2019. The amounts shown below reflect the total cost for that restructuring program.

During 2018, we initiated certain restructuring activities, under which we continued to simplify our business ("2018 Actions"). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities. Charges associated with the 2018 Actions were recorded during 2018 and 2019.

	2018 Actions Restructuring Charges, net as of March 31, 2019
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$2,448	$70	$—	$2,518
Employee related expenses - incurred to date	7,893	380	1,808	10,081
Total restructuring related special charges - incurred to date	$10,341	$450	$1,808	$12,599

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

During the quarter ended March 31, 2019, we recorded $2.8 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Distributed Valves business. Also during the first quarter of 2019, we recorded $0.3 million of inventory related restructuring charges related to the January 2019 results of the Reliability Services business. During the three months ended April 1, 2018, we recorded $0.5 million of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services business.

(6) Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$71,201	$69,910
Work in process	115,655	116,088
Finished goods	31,135	31,380
Total inventories	$217,991	$217,378

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2018 and March 31, 2019 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2018	$104,872	$57,418	$296,915	$459,205
Divestiture (1)	110	—	—	110
Currency translation adjustments	(4,335)	(30)	6,045	1,680
Goodwill as of March 31, 2019	$100,647	$57,388	$302,960	$460,995
(1) As of December 31, 2018, the Energy Segment had $40.4 million of Goodwill classified as "held for sale" in connection with the divestiture of our Reliability Services business in January 2019.

The table below presents gross intangible assets and the related accumulated amortization as of March 31, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	302,728	(62,696)	240,032
Backlog	22,889	(20,730)	2,159
Acquired technology	131,664	(28,176)	103,488
Other	3,783	(3,783)	—
Total Amortized Assets	$466,463	$(120,784)	$345,679

Non-amortized intangibles (primarily trademarks and trade names)	$76,623	$—	$76,623
Total Non-Amortized Intangibles	$76,623	$—	$76,623

Net carrying value of intangible assets	$422,302

The table below presents estimated remaining amortization expense for intangible assets recorded as of March 31, 2019 (in thousands):

	2019	2020	2021	2022	2023	After 2023
Estimated amortization expense	$35,597	$43,889	$42,143	$37,081	$32,509	$154,460

(8) Segment Information

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

We organize our reporting structure into three segments: Energy, Aerospace & Defense and Industrial.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Net revenues
Energy	$98,417	$99,972
Aerospace & Defense	61,240	58,477
Industrial	110,738	117,131
Consolidated net revenues	$270,395	$275,580

Income (Loss) from operations before income taxes
Energy - Segment Operating Income	$6,783	$5,696
Aerospace & Defense - Segment Operating Income	9,374	8,931
Industrial - Segment Operating Income	10,787	12,948
Corporate expenses	(6,705)	(7,802)
Subtotal	20,239	19,773
Restructuring charges, net	863	9,615
Special (recoveries) charges, net	(8,679)	2,831
Special and restructuring (recoveries) charges, net	(7,816)	12,446
Restructuring related inventory charges	3,141	473
Amortization of inventory step-up	—	6,600
Acquisition amortization	12,079	11,797
Acquisition depreciation	1,123	1,837
Acquisition amortization and other costs, net	16,343	20,707
Consolidated Operating Income	11,712	(13,380)
Interest expense, net	13,179	11,801
Other income, net	(1,913)	(1,861)
Income (Loss) from operations before income taxes	$446	$(23,320)

	Three Months Ended
	March 31, 2019	April 1, 2018
Capital expenditures
Energy	$969	$3,345
Aerospace & Defense	788	944
Industrial	1,141	3,624
Corporate	387	276
Consolidated capital expenditures	$3,285	$8,189

Depreciation and amortization
Energy	$3,325	$4,201
Aerospace & Defense	2,673	2,793
Industrial	12,369	12,440
Corporate	142	229
Consolidated depreciation and amortization	$18,509	$19,663

Identifiable assets	March 31, 2019	April 1, 2018
Energy	$707,813	$976,000
Aerospace & Defense	406,064	348,291
Industrial	1,408,206	1,327,094
Corporate	(802,749)	(723,278)
Consolidated identifiable assets	$1,719,334	$1,928,107

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $20.9 million and $17.0 million as of March 31, 2019 and April 1, 2018, respectively.

(9) Financial Instrument

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

The fair value measurements of the Company's financial instruments as of March 31, 2019 are summarized in the table below:

Significant Other Observable Inputs
Level 2
Derivatives	$(4,103)

 The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of March 31, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

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

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The net fair value of the interest rate swap was $4.1 million and is recorded in other long-term liabilities of $3.8 million, accrued expenses and other current liabilities of $0.9 million, and long-term deferred tax asset of $0.6 million on our condensed consolidated balance sheet as of March 31, 2019. The unrealized losses recognized in other comprehensive income (loss) were $2.1 million for the three months ended March 31, 2019. The realized loss of $0.2 million was reclassified from other comprehensive income (loss) to interest expense as interest expense was accrued on the swap during the three months ended March 31, 2019. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $(1.0) million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.1 million for the three months ended March 31, 2019.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of March 31, 2019.

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

The following table sets forth information related to our product warranty reserves for the three months ended March 31, 2019 (in thousands):

Balance beginning December 31, 2018	$4,050
Provisions	742
Claims settled	(664)
Currency translation adjustment	(1)
Balance ending March 31, 2019	$4,127

Warranty obligations increased $0.1 million from $4.1 million as of December 31, 2018 to $4.1 million as of March 31, 2019, primarily driven by net claims settled and quarterly provisions within our Industrial and Energy operating segments.

(11) Commitments and Contingencies

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million was initially recorded as a liability as of December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and was approved by the California Superior Court during 2018. The Company expects to make payment during the third quarter of 2019.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $74.4 million at March 31, 2019. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from March 31, 2019.

The following table contains information related to standby letters of credit instruments outstanding as of March 31, 2019 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$54,661
Greater than 12 months	19,750
Total	$74,411

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Pension Benefits - U.S. Plans
Service cost	$—	$—
Interest cost	1,967	1,762
Expected return on plan assets	(2,742)	(3,771)
Amortization	129	38
Net periodic benefit income	$(646)	$(1,971)

Pension Benefits - Non-U.S. Plans
Service cost	$695	$774
Interest cost	555	552
Expected return on plan assets	(247)	(258)
Amortization	5	—
Net periodic benefit cost	$1,008	$1,068

Other Post-Retirement Benefits
Service cost	$—	$—
Interest cost	93	86
Amortization	—	—
Net periodic benefit cost	$93	$86

As of March 31, 2019 the Company’s plan assets included $2.2 million payable to Colfax Corporation for reimbursement of 2018 pension benefits paid, expenses and investment return.

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our condensed consolidated statements of loss for the three months ended March 31, 2019 and April 1, 2018, respectively.

There were no employer contributions to the Company's U.S. and non- U.S. based pension plans during the three months ended March 31, 2019.

(13) Income Taxes

As of March 31, 2019 and December 31, 2018, we had $0.6 million and $0.6 million of unrecognized tax benefits, respectively, of which $0.5 million and $0.5 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain foreign deferred income tax assets, we maintained a total valuation allowance of $17.6 million at March 31, 2019 and $17.6 million at December 31, 2018. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

(14) Share-Based Compensation

As of March 31, 2019, there were 732,879 stock options and 438,479 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. In addition, there were 69,299 shares available for grant under the 2014 Stock Option and Incentive Plan (the "2014 Plan") as of March 31, 2019.

During the three months ended March 31, 2019, we granted 153,726 stock options compared with 127,704 stock options granted during the three months ended April 1, 2018.

The average fair value of stock options granted during the first three months of 2019 and 2018 was $11.84 and $14.68 per share, respectively, and was estimated using the following weighted-average assumptions:

	March 31, 2019	April 1, 2018
Risk-free interest rate	2.6%	2.5%
Expected life (years)	4.4	4.4
Expected stock volatility	38.1%	37.2%
Expected dividend yield	—%	—%

For additional information regarding the historical issuance of stock options, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the three months ended March 31, 2019 and April 1, 2018, we granted 154,903 and 143,198 RSU Awards with approximate fair values of $33.07 and $42.61 per RSU Award, respectively. During the first three months of 2019 and 2018, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. In 2019, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with target payouts ranging from 0% to 200%. In 2018, the performance-based RSU Awards include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with the same target payout ranges. Of the 154,903 RSU Awards granted during the three months ended March 31, 2019, 26,475 are performance-based RSU Awards. This compares to 48,080 performance-based RSU Awards granted during the three months ended April 1, 2018.

RSU MSPs totaling 56,379 and 34,937 with per unit discount amounts representing fair values of $11.10 and $14.06 per share were granted during the three months ended March 31, 2019 and April 1, 2018, respectively.

Compensation expense related to our share-based plans for the three months ended March 31, 2019 and April 1, 2018 was $1.4 million and $1.3 million, respectively. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of March 31, 2019, there was $13.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

The weighted average contractual term for stock options outstanding and options exercisable as of March 31, 2019 was 4.9 years and 4.0 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.0 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of March 31, 2019 was $0.0 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the three months ended March 31, 2019 was $0.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of March 31, 2019 was $10.6 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended March 31, 2019 was $0.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of March 31, 2019 was $0.7 million and less than $0.1 million, respectively.

International participants are issued Cash Settled Stock Unit Awards. As of March 31, 2019, there were 67,109 Cash Settled Stock Unit Awards outstanding compared to 50,907 as of December 31, 2018. During the three months ended March 31, 2019, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.5 million. As of March 31, 2019, we had $0.4 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.6 million as of December 31, 2018. Cash Settled Stock Unit Award related compensation costs for the three months ended March 31, 2019 and April 1, 2018 was $0.4 million and $0.1 million, respectively, and was recorded as selling, general, and administrative expenses.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the three months ended March 31, 2019 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net		Derivative	Total
Balance as of December 31, 2018	$(49,109)	$(19,114)		$(1,516)	$(69,739)
Other comprehensive income	(8,840)	—		(2,134)	(10,974)
Balance as of March 31, 2019	$(57,949)	$(19,114)	$1	$(3,650)	$(80,713)
During the first quarter of 2019, an immaterial error was identified in the Company's calculation of currency translation adjustments related to goodwill, intangible assets and property, plant and equipment acquired in the Fluid Handling acquisition.  This error impacts other comprehensive income. Specifically, other comprehensive income (loss) was overstated by $5.4 and $2.2 million, respectively, for the first quarter and fiscal 2018 and was understated by $2.2 million for first quarter of 2019.  The Company has determined that these adjustments were not material to the current or prior periods, or the forecasted 2019 results. The quarterly impact (in $ millions) in 2018 was:

	Q1	Q2	Q3	Q4	2018
Overstated (understated) comprehensive income	$5.4	$(5.1)	$(0.2)	$2.1	$2.2

(16) Earnings (Loss) Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	March 31, 2019			April 1, 2018
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(4,633)	19,870	$(0.23)	$(17,441)	19,806	$(0.88)
Dilutive securities, common stock options	—	—	—	—	—	—
Diluted EPS	$(4,633)	19,870	$(0.23)	$(17,441)	19,806	$(0.88)

Stock options, RSU Awards, and RSU MSPs covering 901,098 and 126,926 shares of common stock, for the three months ended March 31, 2019 and April 1, 2018, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the realization of cost reductions from restructuring activities and expected synergies, the expected impact of tariff increases and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the acquisition of the fluid handling business of Colfax Corporation ("FH") may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

We design, manufacture and market differentiated technology products and sub-systems for markets including industrial, oil & gas, aerospace and defense, and commercial marine. CIRCOR has a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill its customers’ mission critical needs.

We organize our reporting structure into three segments: Energy, Aerospace & Defense and Industrial. Both the current and the prior periods are reported under these three segments.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Results of Operations

First Quarter 2019 Compared With First Quarter 2018

Consolidated Operations

	Three Months Ended
(in thousands)	March 31, 2019	April 1, 2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Energy	$98,417	$99,972	$(1,555)	$(11,649)	$12,130	$(2,036)
Aerospace & Defense	61,240	58,477	2,763	—	3,994	(1,231)
Industrial	110,738	117,131	(6,393)	(3,897)	3,834	(6,330)
Consolidated Net Revenues	$270,395	$275,580	$(5,185)	$(15,546)	$19,958	$(9,597)

Net revenues for the three months ended March 31, 2019 were $270.4 million, a decrease of $(5.2) million, or (-2%) as compared to the three months ended April 1, 2018, primarily driven by unfavorable foreign currency translation (-4%), lower revenue as a result of the divestitures (-6%), offset by strong growth from operations (+8%) within the three operating segments.

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	March 31, 2019	April 1, 2018
Net revenues
Energy	$98,417	$99,972
Aerospace & Defense	61,240	58,477
Industrial	110,738	117,131
Consolidated net revenues	$270,395	$275,580

Loss from operations before income taxes
Energy - Segment Operating Income	$6,783	$5,696
Aerospace & Defense - Segment Operating Income	9,374	8,931
Industrial - Segment Operating Income	10,787	12,948
Corporate expenses	(6,705)	(7,802)
Subtotal	20,239	19,773
Restructuring charges, net	863	9,615
Special (recoveries) charges, net	(8,679)	2,831
Special and restructuring (recoveries) charges, net (1)	(7,816)	12,446
Restructuring related inventory charges (1)	3,141	473
Amortization of inventory step-up	—	6,600
Acquisition amortization (2)	12,079	11,797
Acquisition depreciation (2)	1,123	1,837
Acquisition amortization and other costs, net	16,343	20,707
Consolidated Operating Income (Loss)	11,712	(13,380)
Interest expense, net	13,179	11,801
Other income, net	(1,913)	(1,861)
Loss from operations before income taxes	$446	$(23,320)

Consolidated Operating Margin	4.3%	(-5%)

(1) See Special & Restructuring (Recoveries) Charges, net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018	Change
Net Revenue as reported	$98,417	$99,972	$(1,555)
Net Revenues excluding divestiture (1)	95,311	85,240	10,071
Segment Operating Income as reported	6,783	5,696	1,087
Segment Operating Income excluding divestiture (2)	6,783	5,688	1,095
Segment Operating Margin	7.1%	6.7%
(1) Adjusted for the divestiture of our Reliability Services business, which generated revenues of $3.1 million and $14.7 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

(2) Adjusted for the divestiture of our Reliability Services business, which contributed $0.0 million and $0.0 million to Segment Operating Income for the three months ended March 31, 2019 and April 1, 2018, respectively.

Energy segment net revenues, excluding divestiture, increased $10.1 million, or 12%, for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The increase was primarily driven by increases within our Refinery Valves business (+13%), our Engineered Valves business (+7%), and Other Oil & Gas business (+4%), partially offset by declines within our North American Distributed Valves business (-10%) and unfavorable foreign currency fluctuations (-2%). Energy segment orders decreased $62 million, or (-48%), for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, primarily driven by award push-outs within our Refinery Valves business (-20%), the timing of projects within our Engineered Valves business (-10%), the divestiture of our Reliability Services business (-10%), and order cancellations within our North American Distributed Valves business (-9%).

Segment operating income, excluding divestiture, increased $1.1 million, or 19%, to $6.8 million for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The increase was primarily driven by our Refinery Valves business (+46%), Other Oil & Gas business (+18%), and Energy headquarters (+13%), partially offset by decreases within our North American Distributed Valves business (-53%) and our Engineered Valves business (-3%).

The increase in Segment Operating Margin from 6.7% to 7.1% was primarily driven by higher revenue, partially offset by Refinery Valves unfavorable product mix and ramp-up costs for our Monterrey, Mexico manufacturing facility.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018	Change
Net Revenues	$61,240	$58,477	$2,763
Segment Operating Income	9,374	8,931	443
Segment Operating Margin	15.3%	15.3%

Aerospace & Defense segment net revenues increased by $2.8 million, or 5%, to $61.2 million for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The increase was primarily driven by increases in our U.S. actuation and fluid controls businesses (+8%) and our French business (+2%), partially offset by declines in our defense-related business ("Pumps Defense") (-3%) and unfavorable foreign currency fluctuations (-2%). Aerospace & Defense segment orders increased $28.3 million, or 47%, for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, primarily driven by our U.S. fluid controls business (+29%), our Pumps Defense business (+16%), and our U.K. business (+2%). The increase in our orders for our U.S. fluid controls business is attributed to the timing of large Defense orders, primarily the Joint Strike Fighter program.

Segment operating income increased to $9.4 million, or 5%, for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The increase in operating income was primarily driven by the U.S. fluid control business (+12%), partially offset by declines in our Pumps Defense businesses (-8%).

Segment Operating Margin remained consistent at 15.3% to 15.3% with the prior year quarter, attributed to unfavorable manufacturing productivity in our US actuation business offsetting the impact of higher sales volume and lower OPEX allocations.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	March 31, 2019	April 1, 2018	Change
Net Revenues	$110,738	117,131	$(6,393)
Net Revenues excluding divestiture (1)	110,738	113,234	(2,496)
Segment Operating Income	10,787	12,948	(2,161)
Segment Operating Income excluding divestiture (2)	10,787	12,873	(2,086)
Segment Operating Margin (adjusted)	9.7%	11.4%
(1) Adjusted for the divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business"), which generated revenues of $0.0 million and $3.9 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

(2) Adjusted for the divestiture of the Delden Business, which contributed $0.0 million and $0.1 million to Segment Operating Income for the three months ended March 31, 2019 and April 1, 2018, respectively.

Industrial segment net revenues, excluding divestiture, decreased $(2.5) million, or (-2%), to $110.7 million, for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The decrease was primarily driven unfavorable foreign currency fluctuations (-6%), partially offset by increases within the Pumps Businesses (+2%) and our North American Valves business (+2%). Industrial segment orders decreased ($12.9) million, or (-9%), for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, primarily driven by the divestiture and unfavorable foreign exchange of $11.6 million.

Segment operating income decreased $(2.1) million, or (-17%), for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, primarily driven by volume declines and one-time expenses coupled with discrete costs associated with the divestiture of non-core assets.

Corporate Expenses

Corporate expenses were $6.7 million for the three months ended March 31, 2019 compared to $7.8 million for the three months ended April 1, 2018. The decrease from the prior year was primarily driven by lower professional fees and Fluid Handling integration costs.

Special and Restructuring (Recoveries) Charges, net

During the three months ended March 31, 2019 and April 1, 2018, the Company recorded a net recovery of $7.8 million and a net charge of $12.4 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring (recoveries) charges, net". These special and restructuring (recoveries) charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition amortization

During the three months ended March 31, 2019 and April 1, 2018, the Company recorded amortization expense of $12.1 million and $11.8 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition step-up depreciation

During the three months ended March 31, 2019 and April 1, 2018, the Company recorded depreciation expense of $1.1 million and $1.8 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense increased $1.4 million to $13.2 million in the three months ended March 31, 2019 compared to the three months ended April 1, 2018. The change in interest expense was primarily due to higher interest rates along with interest expense on our swap, partially offset by lower debt balances.

Other Income, net

During the three months ended March 31, 2019, we had other income, net of $1.9 million, as compared to other income, net of $1.9 million for the three months ended April 1, 2018. Income for the period primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive Income (Loss)

During the three months ended March 31, 2019 we had comprehensive income of $15.6 million, as compared to comprehensive loss of $9.1 million for the three months ended April 1, 2018. The change in comprehensive income (loss) is further outlined in our Condensed Consolidated Statements of Comprehensive Income (Loss) included in this Quarterly Report on Form 10-Q.

(Provision for) / Benefit from Income Taxes

The table below outlines the change in effective tax rate for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 (in thousands, except percentages).

	Three months ended
	March 31, 2019	April 1, 2018
INCOME/(LOSS) BEFORE INCOME TAXES	$446	$(23,320)

U.S. tax rate	21.0%	21.0%
Foreign derived intangible income - US impact	81%	—%
U.S. permanent differences	46.5%	4.0%
Foreign Tax rate differential	(67.6)%	(1.9)%
Global Intangible Low-Taxed Income impact	(33.7)%	(9.2)%
Intercompany financing	181.5%	8.6%
Divestiture of Reliability Services	595.4%	—%
Other	316.0%	2.9%
Effective tax rate	1,140.1%	25.2%

(Provision for)/ Benefit from income taxes	$(5,079)	$5,879

The tax impact of the sale of the Reliability Services business reflects a partial disposition of goodwill that is not deductible for tax purposes. In addition, the "Other" amounts for the three months ended March 31, 2019 is primarily comprised of non-deductible tax impact of equity compensation.

Restructuring Actions

During 2018 and 2017, we initiated certain restructuring actions (the "2018 Actions" and the "2017 Actions"), respectively. Under these restructurings, we reduced costs, primarily through reductions in workforce and closing a number of smaller facilities. In the fourth quarter of 2018, the Company announced the closure and discontinuance of manufacturing operations at the Energy Group's Oklahoma City site ("OKC Closure").

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
OKC Closure (1)	$1.0	$1.0	Q4 2018 - Q4 2019
2018 Actions	8.2	8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$16.1	$16.1

(1) - Savings figures above represent only the structural savings as a result of the closure and exit of the manufacturing facility at the Energy Group's Oklahoma City site. As part of this action, we expect margin expansion within our Energy Group primarily due to the lower labor rates in Mexico as we deliver on the volume. The savings amounts above do not include the benefit from the anticipated margin expansion.

As shown in the table above, our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur net restructuring related charges between $2.7 million and $3.3 million to complete the OKC Closure ending by the third quarter of 2019. The OKC Closure net restructuring charge projection does not contemplate the potential benefit of selling the facility. The 2018 Actions were finalized in the first quarter of 2019, while the 2017 Actions were finalized during the fourth quarter of 2017.

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

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	March 31, 2019	April 1, 2018
Cash flow provided by (used in):
Operating activities	$(22,378)	$(145)
Investing activities	79,632	(8,141)
Financing activities	(53,100)	20,240
Effect of exchange rate changes on cash, cash equivalents and restricted cash	957	956
(Decrease) / Increase in cash, cash equivalents and restricted cash	$5,111	$12,910

During the three months ended March 31, 2019, we used $22.4 million of cash from operations compared to $0.1 million during the same period in 2018. The $22.2 million increase in use of cash was primarily driven by one-time catch-ups in the prior period of overdue collections along with a pricing reimbursement totaling $30.1 million and higher vendor payments of $13.8 million, partially offset by improved management of inventory of $11.4 million as compared to the same period in 2018.

During the three months ended March 31, 2019, we generated $79.6 million of cash by investing activities as compared to using cash of $8.1 million in investing activities during the same period in 2018. The $87.8 million year over year increase in cash generated was primarily driven by the sale of our Reliability Services business in January 2019 for $83.3 million and lower purchases of property, plant, and equipment of $4.5 million.

During the three months ended March 31, 2019, we used cash of $53.1 million from financing activities as compared to $20.2 million cash provided from financing activities during the same period in 2018. The $73.3 million year over year decrease in cash generated from financing activities relates to an increase of $80.9 million of net payments under our revolving credit facility, partially offset by $7.9 million of cash returned to the seller of the FH business during the first quarter of 2018.

As of March 31, 2019, total debt (including current portion) was $733.7 million compared to $786.0 million as of December 31, 2018. Total debt as a percentage of total shareholders’ equity was 140% as of March 31, 2019 compared to 149% as of December 31, 2018. As of March 31, 2019, we had available capacity to borrow an additional $94.1 million under our revolving credit facility. On April 12, 2018, the Company entered into a hedging agreement to mitigate the inherent risk associated with our outstanding debt. Refer to Note 9, "Financial Instruments", of the condensed consolidated financial statements included within this Quarterly Report Form 10-Q.

We entered into a secured Credit Agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the 2017 Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of March 31, 2019, we had borrowings of $733.7 million outstanding under the 2017 Credit Agreement and $74.4 million outstanding on letters of credit.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at March 31, 2019 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.3:1 as of March 31, 2019, which reflected no change from December 31, 2018.

As of March 31, 2019, cash, cash equivalents, and short-term investments totaled $73.6 million. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $68.5 million of cash, cash equivalents, and short-term investments as of December 31, 2018, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. On a provisional basis, the Company does not expect to owe the one-time transition tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2017 Credit Agreement for U.S. based cash needs.

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

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding debt. Refer to Note 9, "Financial Instruments", of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019 we adopted ASC 842, Leases. In connection with our adoption, we implemented certain lease controls across the organization to ensure compliance with the new lease standard. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

We have not identified any material changes from the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1*		Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan.
10.2*		Form of Management Stock Purchase Plan Restricted Stock Unit Agreement for Employees and Directors under the 2014 Stock Option and Incentive Plan
10.3*		Form of Non-Qualified Stock Option Agreement For Employees under the 2014 Stock Option And Incentive Plan
10.4*		Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan
10.5*		Form of Restricted Stock Unit Agreement for Directors under the 2014 Stock Option and Incentive Plan
10.6
Executive Change of Control Agreement between the Company and Chadi Chahine, dated January 7, 2019, incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K (File No. 001-14962), filed with the SEC on March 1, 2019

10.7
Severance Agreement, dated January 7, 2019, between the Company and Chadi Chahine, incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 001-14962), filed with the SEC on March 1, 2019

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the Securities and Exchange Commission on May 7, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three Months Ended March 31, 2019 and April 1, 2018
	(iii)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2019 and April 1, 2018
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and April 1, 2018
	(v)	Condensed Consolidated Statement of Shareholder's Equity as of Three Months Ended March 31, 2019 and December 31, 2018
	(vi)	Notes to Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

May 14, 2019	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

May 14, 2019	/s/ Chadi Chahine
Chadi Chahine
Senior Vice President and Chief Financial Officer
Principal Financial Officer

May 14, 2019	/s/ David F. Mullen
David F. Mullen
Senior Vice President and Corporate Controller
Principal Accounting Officer