Form 10-Q
period 2019-06-30
CIRCOR INTERNATIONAL INC
filed 2019-08-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 26, 2019, there were 19,904,899 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,082	$68,517
Trade accounts receivable, less allowance for doubtful accounts of $4,695 and $6,735 at June 30, 2019 and December 31, 2018, respectively	166,623	183,552
Inventories	226,953	217,378
Prepaid expenses and other current assets	99,012	90,659
Assets held for sale	4,520	87,940
Total Current Assets	573,190	648,046
PROPERTY, PLANT AND EQUIPMENT, NET	194,932	201,799
OTHER ASSETS:
Goodwill	461,771	459,205
Intangibles, net	410,957	441,302
Deferred income taxes	31,548	28,462
Other assets	40,299	12,798
TOTAL ASSETS	$1,712,697	$1,791,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,648	$123,881
Accrued expenses and other current liabilities	107,445	107,312
Accrued compensation and benefits	30,314	33,878
Current portion of long-term debt	—	7,850
Liabilities held for sale	—	11,141
Total Current Liabilities	256,407	284,062
LONG-TERM DEBT	728,653	778,187
DEFERRED INCOME TAXES	38,232	33,932
PENSION LIABILITY, NET	149,204	150,623
OTHER NON-CURRENT LIABILITIES	45,302	15,815
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,900,885 and 19,845,205 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	444,109	440,890
Retained earnings	210,065	232,102
Common treasury stock, at cost (1,372,488 shares at June 30, 2019 and December 31, 2018)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(85,015)	(69,739)
Total Shareholders’ Equity	494,899	528,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,712,697	$1,791,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net revenues	$269,607	$301,368	$540,002	$576,948
Cost of revenues	191,079	213,117	387,605	412,393
GROSS PROFIT	78,528	88,251	152,397	164,555
Selling, general and administrative expenses	69,408	77,999	139,380	155,237
Special and restructuring charges (recoveries), net	4,992	2,000	(2,823)	14,446
OPERATING INCOME (LOSS)	4,128	8,252	15,840	(5,128)
Other expense (income):
Interest expense, net	12,856	13,755	26,035	25,556
Other expense (income), net	81	(3,759)	(1,832)	(5,620)
TOTAL OTHER EXPENSE, NET	12,937	9,996	24,203	19,936
LOSS BEFORE INCOME TAXES	(8,809)	(1,744)	(8,363)	(25,064)
Provision for (benefit from) income taxes	9,711	(7,646)	14,790	(13,525)
NET (LOSS) INCOME	$(18,520)	$5,902	$(23,153)	$(11,539)
(Loss) earnings per common share:
Basic	$(0.93)	$0.30	$(1.16)	$(0.58)
Diluted	$(0.93)	$0.30	$(1.16)	$(0.58)
Weighted average number of common shares outstanding:
Basic	19,906	19,836	19,888	19,821
Diluted	19,906	20,005	19,888	19,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net (Loss) Income	$(18,520)	$5,902	$(23,153)	$(11,539)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,271)	(26,849)	(9,718)	(18,508)
Interest rate swap adjustments (1)	(3,031)	1,225	(5,165)	1,225
Pension adjustment	—	—	(393)	—
Other comprehensive loss, net of tax	(4,302)	(25,624)	(15,276)	(17,283)
COMPREHENSIVE LOSS	$(22,822)	$(19,722)	$(38,429)	$(28,822)

(1) Net of an income tax effect of $(0.6 million) and $(2.5 million) for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	June 30, 2019	July 1, 2018
Net loss	$(23,153)	$(11,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,173	14,491
Amortization	24,355	24,611
Provision for bad debt expense	75	903
Loss on write down of inventory	6,620	4,076
Amortization of inventory fair value step-up	—	6,600
Compensation expense for share-based plans	3,132	2,866
Amortization of debt issuance costs	1,997	2,008
(Gain) Loss on sale or write-down of property, plant and equipment	(826)	1,037
Gain on sale of business	(9,165)	—
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	13,570	13,163
Inventories	(15,048)	(14,824)
Prepaid expenses and other assets	(5,363)	(16,617)
Accounts payable, accrued expenses and other liabilities	(18,406)	(27,385)
Net cash used in operating activities	(10,039)	(610)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,542)	(11,879)
Proceeds from the sale of property, plant and equipment	858	175
Proceeds from the sale of business, net	82,203	—
Business acquisition, working capital consideration adjustment	—	6,300
Net cash provided by (used in) investing activities	75,519	(5,404)
FINANCING ACTIVITIES
Proceeds from long-term debt	149,500	136,600
Payments of long-term debt	(208,300)	(105,511)
Proceeds from the exercise of stock options	106	440
Return of cash to Fluid Handling Seller	—	(61,201)
Net cash used in financing activities	(58,694)	(29,672)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	793	(5,785)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,579	(41,471)
Cash, cash equivalents, and restricted cash at beginning of period	69,525	112,293
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$77,104	$70,822
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,483	$1,763
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net Loss	—	—	—	(4,633)	—	—	(4,633)
Other comprehensive income, net of tax	—	—	—	—	(10,974)	—	(10,974)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)	—	—	—	1,113	—	—	1,113
Conversion of restricted stock units	31	—	246	—	—	—	246
Share-based plan compensation	—	—	1,432	—	—	—	1,432
BALANCE AS OF MARCH 31, 2019	19,876	$212	$442,568	$228,582	$(80,713)	$(74,472)	$516,177
Net Loss	—	—	—	(18,520)	—	—	(18,520)
Other comprehensive income, net of tax	—	—	—	—	(4,302)	—	(4,302)
Other	—	—	—	3	—	—	3
Conversion of restricted stock units	23	—	(202)	—	—	—	(202)
Stock options exercised	3	—	43	—	—	—	43
Share-based plan compensation	—	—	1,700	—	—	—	1,700
BALANCE AS OF JUNE 30, 2019	19,902	$212	$444,109	$210,065	$(85,015)	$(74,472)	$494,899

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net Loss	—	—	—	(17,441)	—	—	(17,441)
Cumulative translation adjustment	—	—	—	—	8,341	—	8,341
Cumulative effect adjustment related to adoption of new revenue recognition standard (ASU 2014-09)	—	—	—	(2,756)	—	—	(2,756)
Stock options exercised	8	—	301	—	—	—	301
Conversion of restricted stock units	37	—	312	—	—	—	312
Share-based plan compensation	—	—	1,365	—	—	—	1,365
BALANCE AS OF APRIL 1, 2018	19,830	$212	$440,699	$254,046	$(28,389)	$(74,472)	$592,096
Net Loss	—	—	—	5,902	—	—	5,902
Cumulative translation adjustment	—	—	—	—	(25,624)	—	(25,624)
Stock options exercised	4	—	139	—	—	—	139
Conversion of restricted stock units	2	—	(21)	—	—	—	(21)
Share-based plan compensation	—	—	1,501	—	—	—	1,501
BALANCE AS OF JULY 1, 2018	19,836	$212	$442,318	$259,948	$(54,013)	$(74,472)	$573,992

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the "U.S.") Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of (loss) income, consolidated statements of comprehensive loss, consolidated statements of cash flows and consolidated statements of shareholders' equity of CIRCOR International, Inc. (“CIRCOR”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except as updated below with respect to newly adopted accounting standards.

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
Adoption of the new standard resulted in the recording of additional Right-of-Use ("ROU") assets and lease liabilities of $23.8 million and $24.1 million, respectively, as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term, and the lease liabilities represent our obligation to make lease payments arising from the lease. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to deferred rent and prepaid rent. The standard did not materially impact our consolidated net earnings. See Note 4, Leases for further information.

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

As of June 30, 2019, we had $526.9 million of revenue related to remaining unfulfilled performance obligations. We expect to recognize approximately 69 percent of our remaining performance obligations as revenue during the remainder of 2019, 17 percent in 2020, and the remaining 14 percent in 2021 and thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three and six months ended June 30, 2019.

Disaggregation of Revenue. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$38,612	$54,993	$84,277	$102,878
Oil & Gas - Downstream	46,979	57,811	99,731	109,898
Total	85,591	112,804	184,008	212,776
Aerospace & Defense Segment
Commercial Aerospace & Other	27,980	27,452	56,686	66,204
Defense	36,714	30,048	69,248	49,773
Total	64,694	57,500	125,934	115,977
Industrial Segment
Valves	32,337	30,462	60,869	58,141
Pumps	86,985	100,602	169,191	190,054
Total	119,322	131,064	230,060	248,195
Net Revenue	$269,607	$301,368	$540,002	$576,948

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Energy Segment
EMEA	$27,430	$27,063	$61,882	$46,961
North America	48,615	67,884	101,572	132,351
Other	9,546	17,857	20,554	33,464
Total	85,591	112,804	184,008	212,776
Aerospace & Defense Segment
EMEA	$16,834	$15,460	$34,566	$30,856
North America	41,485	35,745	78,878	73,494
Other	6,375	6,295	12,490	11,627
Total	64,694	57,500	125,934	115,977
Industrial Segment
EMEA	$51,684	$62,609	$106,176	$123,289
North America	42,122	42,361	76,669	74,612
Other	25,516	26,094	47,215	50,294
Total	119,322	131,064	230,060	248,195
Net Revenue	$269,607	$301,368	$540,002	$576,948

Contract Balances. The Company’s contract assets and contract liabilities balances as of December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018	June 30, 2019	Increase/(Decrease)
Trade accounts receivables, net	$183,552	$166,623	$(16,929)
Contract assets (1)	61,618	69,293	7,675
Contract liabilities (2) (3)	48,325	37,749	(10,576)

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.
(3) The Contract Liabilities balance as of December 31, 2018 has been adjusted by $1.4 million attributed to the divestiture of our Reliability Services business.

Trade accounts receivable, net decreased by $16.9 million as of June 30, 2019, primarily due to the timing of cash collections during the six months ended June 30, 2019.

Contract assets, excluding divestiture, increased by $7.7 million, or 12%, to $69.3 million primarily driven by unbilled revenue recognized during the six months ended June 30, 2019 within our Pumps business (+15%), Refinery Valves business (+12%) and U.S. Defense business (+8%).

Contract liabilities, excluding divestiture, decreased by $10.6 million, or (-22%), to $37.7 million as of June 30, 2019, primarily driven by revenue recognized over time during the six months ended June 30, 2019 within our Refinery Valves business (-17%) and U.S. fluid controls business (-4%).

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
In determining the present value of lease payments, we use the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, we use the incremental borrowing rate based on available information at the commencement date. As of June 30, 2019, none of our existing leases provided an implicit borrowing rate. We give consideration to our debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Additionally, we perform an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of our incremental borrowing rate. We will update our financial and risk assessments periodically. We will reassess lease classification and / or remeasure the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.
The Balance Sheet impact at June 30, 2019 is as follows (in thousands):

Leases
Assets	Operating	Finance
Gross ROU Assets (1)	$27,747	$2,930
Less: Accumulated Amortization	2,878	173
Net ROU Assets	$24,869	$2,757

Liabilities	Operating	Finance
Current (2)	$4,933	$634
Non-current (3)	19,861	2,433
Total Lease Liabilities	$24,794	$3,067
(1) Operating and Finance ROU Assets are included within other assets on the Balance Sheet.
(2) The current portion of operating and finance lease liabilities are recorded within accrued expenses and other current liabilities on the Balance Sheet.
(3) The non-current portion of operating and finance lease liabilities are recorded within other non-current liabilities on the Balance Sheet.

The components of lease costs are as follows (in thousands):

	Three Months Ended	Six Months Ended
Lease Costs	June 30, 2019	June 30, 2019
Operating lease cost (1)	$2,277	$3,758

Finance lease cost
Amortization of leased assets (2)	91	95
Interest on lease liabilities (3)	10	10
Total finance lease costs	101	105
Total lease cost	$2,378	$3,863
(1) Operating lease costs are recorded within selling, general and administrative expenses or Cost of Revenue within the Condensed Consolidated Statements of (Loss) Income depending upon the nature of the underlying lease.

(2) Finance lease amortization costs are recorded in selling, general and administrative expenses within the Condensed Consolidated Statements of (Loss) Income.
(3) Finance lease interest costs are recorded in interest expense, net within the Condensed Consolidated Statements of (Loss) Income.

Short-term lease expense for the three and six months ended June 30, 2019 are $0.0 million and $0.1million, respectively. Variable lease cost for the three and six months ended June 30, 2019 are $0.0 million and $0.1 million, respectively.

The estimated future minimum lease payments only include obligations for which we are reasonably certain to exercise our renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$4,027	$207	$4,234
2020	6,085	414	6,499
2021	4,989	414	5,403
2022	3,607	403	4,010
2023	2,976	403	3,379
After 2023	8,241	1,233	9,474
Less: Interest	$(5,131)	$(7)	$(5,138)
Present value of lease liabilities	$24,794	$3,067	$27,861

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.9
Finance leases	7.6
Weighted average discount rate (percentage)
Operating leases	5.5%
Finance leases	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

Other Information	June 30, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$(24,869)
Amortization expense on finance ROU assets	95
Change in total operating lease liabilities	24,794
Principal paid on operating lease liabilities	(3,010)
Total Operating Activities	$(2,990)
Financing Activities
Principal paid on finance lease liabilities	$(94)
Supplemental
Interest Paid on finance lease liabilities	$10

As of June 30, 2019, the Company has not entered into any lease agreements with related parties.

Operating Lease Commitments Disclosure under ASC 840

Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, were as follows at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Minimum lease commitments	$9,481	$6,303	$4,573	$3,345	$2,540	$6,032

(5) Special and Restructuring Charges (Recoveries), net

Special and Restructuring Charges (Recoveries), net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net on our consolidated statements of loss. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the Condensed Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2019 and July 1, 2018:

	Special & Restructuring Charges (Recoveries), net
	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Special charges (recoveries), net	$3,465	$1,156	$(5,213)	$3,987
Restructuring charges, net	1,527	844	2,390	10,459
Total special and restructuring charges (recoveries), net	$4,992	$2,000	$(2,823)	$14,446

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and six months ended June 30, 2019:

	Special Charges, net
	For the three months ended June 30, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$1,104	$—	$—	$286	$1,390
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	—	2,075	2,075
Total special charges, net	$1,104	$—	$—	$2,361	$3,465

	Special (Recoveries) Charges, net
	For the six months ended June 30, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$(9,177)	$—	$—	$286	$(8,891)
Reliability Services 2019 operating expenses	1,450	—	—	—	1,450
Rosscor divestiture related charges	—	—	153	—	153
Professional fees to review and respond to an unsolicited tender offer to acquire the Company		—	—	2,075	2,075
Total special (recoveries) charges, net	$(7,727)	$—	$153	$2,361	$(5,213)

Reliability Services Divestiture: In January 2019, the Company sold its Reliability Services business. The Company recognized a gain of $9.2 million for the six months ended June 30, 2019 in connection with the divestiture.

Reliability Services 2019 Operating Expenses: The Company classified the 2019 operating expenses of the Reliability Services business as special given the business was held for sale as of 2018 and was sold in January 2019. Special charges associated with these expenses for the three and six months ended June 30, 2019 were $0.0 million and $1.5 million, respectively.

Rosscor Divestiture: On November 6, 2018, we announced the divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was our Netherlands-based fluid handling skids and systems business, primarily for the Oil and Gas end market. Special charges associated with these expenses for the three and six months ended June 30, 2019 were $0.0 million and $0.2 million, respectively.

Professional Fees: The Company incurred $2.1 million in special charges associated with the review and response to an unsolicited tender offer to acquire the Company for the three months ended June 30, 2019.

The table below (in thousands) outlines the special charges, net recorded for the three and six months ended July 1, 2018:

	Special Charges, net
	For the three months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$1,000	$1,000
Brazil closure	156	—	—	—	156
Total special charges, net	$156	$—	$—	$1,000	$1,156

	Special Charges, net
	For the six months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$3,455	$3,455
Brazil closure	532	—	—	—	532
Total special (recoveries) charges, net	$532	$—	$—	$3,455	$3,987

Acquisition related charges:

•
On December 11, 2017, we acquired fluid handing business of Colfax Corporation ("FH"). In connection with our acquisition, we recorded $1.0 million and $3.5 million during the three and six months ended July 1, 2018, respectively, related to internal costs and external professional fees to separate FH from Colfax Corporation and integrate FH business into our legacy framework.

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

Restructuring Charges, net

The tables below (in thousands) outline the charges associated with restructuring actions recorded for the three and six months ended June 30, 2019 and July 1, 2018. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges, net
	As of and for the three months ended June 30, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$573	$145	$—	$—	$718
Employee related expenses, net	758	—	51	—	809
Total restructuring charges, net	$1,331	$145	$51	$—	$1,527

Accrued restructuring charges as of March 31, 2019					$757
Total quarter to date charges, net (shown above)					1,527
Charges paid / settled, net					(1,721)
Accrued restructuring charges as of June 30, 2019					$563

	Restructuring Charges, net
	As of and for the six months ended June 30, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$833	$217	$—	$—	$1,050
Employee related expenses, net	1,020	(3)	323	—	1,340
Total restructuring charges, net	$1,853	$214	$323	$—	$2,390

Accrued restructuring charges as of December 31, 2018					$982
Total year to date charges, net (shown above)					2,390
Charges paid / settled, net					(2,809)
Accrued restructuring charges as of June 30, 2019					$563

We expect to make payment or settle the majority of the restructuring charges accrued as of June 30, 2019 during the second half of 2019.

	Restructuring Charges, net
	As of and for the three months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$191	$48	$—	$—	$239
Employee related (recoveries) expenses	605	—	—	—	605
Total restructuring charges, net	$796	$48	$—	$—	$844

Accrued restructuring charges as of April 1, 2018					$6,304
Total quarter to date charges, net (shown above)					844
Charges paid / settled, net					(5,601)
Accrued restructuring charges as of July 1, 2018					$1,547

	Restructuring Charges, net
	As of and for the six months ended July 1, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$1,672	$130	$—	$—	$1,802
Employee related expenses	7,448	—	1,209	—	8,657
Total restructuring charges, net	$9,120	$130	$1,209	$—	$10,459

Accrued restructuring charges as of December 31, 2017					$1,586
Total year to date charges, net (shown above)					10,459
Charges paid / settled, net					(10,498)
Accrued restructuring charges as of July 1, 2018					$1,547

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

	2018 Actions Restructuring Charges, net as of June 30, 2019
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$3,021	$215	$—	$3,236
Employee related expenses - incurred to date	8,651	380	1,859	10,890
Total restructuring related special charges - incurred to date	$11,672	$595	$1,859	$14,126

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

For the three and six months ended June 30, 2019, we recorded $1.3 million and $4.1 million, respectively, of inventory related restructuring charges within our Energy segment for restructuring actions within our Distributed Valves business. For the three and six months ended June 30, 2019, we recorded $0.0 million and $0.3 million, respectively, of inventory related restructuring charges related to the January 2019 results of the Reliability Services business.

For the three and six months ended July 1, 2018, we recorded $1.1 million and $1.6 million, respectively, of inventory related restructuring charges within our Energy segment for restructuring actions with our Reliability Services and Engineered Valves businesses.

(6) Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$72,591	$69,910
Work in process	124,328	116,088
Finished goods	30,034	31,380
Total inventories	$226,953	$217,378

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2018 and June 30, 2019 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2018	$104,872	$57,418	$296,915	$459,205
R.S. Divestiture	110	—		110
Currency translation adjustments	(4,883)	(13)	7,352	2,456
Goodwill as of June 30, 2019	$100,099	$57,405	$304,267	$461,771

The table below presents gross intangible assets and the related accumulated amortization as of June 30, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	302,564	(68,919)	233,645
Backlog	22,905	(21,760)	1,145
Acquired technology	131,883	(32,346)	99,537
Other	3,781	(3,781)	—
Total Amortized Assets	$466,532	$(132,205)	$334,327

Non-amortized intangibles (primarily trademarks and trade names)	$76,630	$—	$76,630
Total Non-Amortized Intangibles	$76,630	$—	$76,630
Net carrying value of intangible assets	$410,957

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 30, 2019 (in thousands):

	2019	2020	2021	2022	2023	After 2023
Estimated amortization expense	$23,669	$43,868	$42,126	$37,063	$32,490	$155,111

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

We organize our reporting structure into three segments: Energy, Aerospace & Defense and Industrial.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net revenues
Energy	$85,591	$112,804	$184,008	$212,776
Aerospace & Defense	64,694	57,500	125,934	115,977
Industrial	119,322	131,064	230,060	248,195
Consolidated net revenues	$269,607	$301,368	$540,002	$576,948
Results from operations before income taxes
Energy - Segment Operating Income	$3,498	$9,242	$10,281	$14,938
Aerospace & Defense - Segment Operating Income	10,443	6,992	19,817	15,923
Industrial - Segment Operating Income	16,138	15,037	26,924	27,983
Corporate expenses	(6,493)	(6,450)	(13,196)	(14,249)
Segment Operating Income	23,586	24,821	43,826	44,595
Restructuring charges, net	1,527	844	2,390	10,459
Special charges (recoveries), net	3,465	1,156	(5,213)	3,987
Special and restructuring charges (recoveries), net	4,992	2,000	(2,823)	14,446
Restructuring related inventory charges	2,112	1,067	5,255	1,540
Amortization of inventory step-up	—	—	—	6,600
Acquisition amortization	11,247	11,665	23,325	23,565
Acquisition depreciation	1,107	1,837	2,229	3,572
Acquisition amortization and other costs, net	14,466	14,569	30,809	35,277
Consolidated Operating Income	4,128	8,252	15,840	(5,128)
Interest expense, net	12,856	13,755	26,035	25,556
Other income, net	81	(3,759)	(1,832)	(5,620)
Loss from operations before income taxes	$(8,809)	$(1,744)	$(8,363)	$(25,064)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Capital expenditures
Energy	$1,505	$935	$2,474	$4,280
Aerospace & Defense	591	897	1,379	1,841
Industrial	1,225	2,226	2,367	5,850
Corporate	269	111	655	387
Consolidated capital expenditures	$3,590	$4,169	$6,875	$12,358

Depreciation and amortization
Energy	$3,431	$3,865	$6,756	$8,066
Aerospace & Defense	2,775	5,349	5,448	8,142
Industrial	11,668	10,033	24,037	22,473
Corporate	145	192	287	421
Consolidated depreciation and amortization	$18,019	$19,439	$36,528	$39,102

Identifiable assets	June 30, 2019	July 1, 2018
Energy	$696,520	$900,117
Aerospace & Defense	419,692	333,090
Industrial	1,113,569	1,330,358
Corporate	(517,084)	(727,685)
Consolidated identifiable assets	$1,712,697	$1,835,880

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $15.9 million and $9.6 million as of June 30, 2019 and July 1, 2018, respectively.

(9) Financial Instruments

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

The fair value measurements of the Company's financial instruments as of June 30, 2019 are summarized in the table below:

Significant Other Observable Inputs
Level 2
Derivatives	$(8,490)

 The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of June 30, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

As of June 30, 2019 and December 31, 2018, the Company observed restricted cash balances of $1.0 Million and $2.3 Million, respectively. These balances are recorded within Other Current Assets on the Balance Sheet. Total Cash and Cash Equivalents per the Statement Of Cash Flow is inclusive of the restricted cash balances.

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

Effective July 12, 2019, the Company entered into a cross-currency swap ("cross-currency swap") agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an ISDA Master Agreement with Duetsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. The net investment hedge was deemed effective after quarter-end, and the only financial statement impact was the effect of it being marked to market. This hedging agreement was entered into to mitigate foreign currency exchange rate exposure, and is not for speculative trading purposes.

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The aggregate net fair value of the interest rate swap and cross-currency swap was $(8.5) million. These balances are recorded in other long-term liabilities of $8.1 million, accrued expenses and other current liabilities of $2.9 million, and long-term deferred tax asset of $2.5 million on our condensed consolidated balance sheet as of June 30, 2019. The unrealized losses recognized in other comprehensive income (loss), net of tax, were $3.0 million and $5.2 million for the three and six months ended June 30, 2019, respectively. The realized loss of $0.2 million and $0.3 million was reclassified from other comprehensive income (loss) to interest expense as interest expense was accrued on the swap during the three and six months ended June 30, 2019, respectively. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $3.1 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.2 million and $12.4 million for the three and six months ended June 30, 2019.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of June 30, 2019.

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

The following table sets forth information related to our product warranty reserves for the six months ended June 30, 2019 (in thousands):

Balance beginning December 31, 2018	$4,050
Provisions	1,080
Claims settled	(1,076)
Currency translation adjustment	(19)
Balance ending June 30, 2019	$4,035

Warranty obligations were $4.1 million as of December 31, 2018 and $4.0 million as of June 30, 2019, as net claims settled and quarterly provisions within our Industrial and Energy operating segments largely offset.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $61.8 million at June 30, 2019. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from June 30, 2019.

The following table contains information related to standby letters of credit instruments outstanding as of June 30, 2019 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$48,191
Greater than 12 months	13,601
Total	$61,792

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	1,967	1,762	3,934	3,523
Expected return on plan assets	(2,742)	(3,771)	(5,484)	(7,542)
Amortization	129	146	259	293
Net periodic benefit income	$(646)	$(1,863)	$(1,291)	$(3,726)

Pension Benefits - Non-U.S. Plans
Service cost	$688	$758	$1,382	$1,535
Interest cost	549	540	1,104	1,094
Expected return on plan assets	(244)	(254)	(491)	(513)
Amortization	5	—	9	—
Net periodic benefit cost	$998	$1,044	$2,004	$2,116

Other Post-Retirement Benefits
Service cost	$—	$—	$—	$—
Interest cost	93	86	187	173
Amortization	—	—	—	—
Net periodic benefit cost	$93	$86	$187	$173

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our Condensed Consolidated Statements of (Loss) Income for the three months ended June 30, 2019 and July 1, 2018, respectively.

There were no employer contributions to the Company's U.S. and non- U.S. based pension plans during the three and six months ended June 30, 2019.

(13) Income Taxes

As of June 30, 2019 and December 31, 2018, we had $0.6 million and $0.6 million, respectively, of unrecognized tax benefits, of which $0.5 million and $0.5 million, respectively, would affect our effective tax rate if recognized in any future period.

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

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain foreign deferred income tax assets, we maintained a total valuation allowance of $17.4 million at June 30, 2019 and $17.6 million at December 31, 2018. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

(14) Share-Based Compensation

As of June 30, 2019, there were 729,667 stock options and 438,656 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Board on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under this new 2019 Plan, there were 959,113 shares available for grant as of June 30, 2019.

During the six months ended June 30, 2019, we granted 153,726 stock options compared with 127,704 stock options granted during the six months ended July 1, 2018.

The average fair value of stock options granted during the first six months of 2019 and 2018 was $11.84 and $14.68 per share, respectively, and was estimated using the following weighted-average assumptions:

	June 30, 2019	July 1, 2018
Risk-free interest rate	2.6%	2.5%
Expected life (years)	4.4	4.4
Expected stock volatility	38.1%	37.2%
Expected dividend yield	—%	—%

For additional information regarding the historical issuance of stock options, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the six months ended June 30, 2019 and July 1, 2018, we granted 196,231 and 158,369 RSU Awards with approximate fair values of $32.60 and $43.11 per RSU Award, respectively. During the first six months of 2019 and 2018, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. In 2019, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with target payouts ranging from 0% to 200%. In 2018, the performance-based RSU Awards include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with the same target payout ranges. Of the 196,231 RSU Awards granted during the six months ended June 30, 2019, 67,362 are performance-based RSU Awards. The Company has determined the performance conditions are likely to be achieved and as such were considered probable to vest. This compares to 48,080 performance-based RSU Awards granted during the six months ended July 1, 2018.

RSU MSPs totaling 56,379 and 34,937 with per unit discount amounts representing fair values of $11.10 and $14.06 per share were granted during the six months ended June 30, 2019 and July 1, 2018, respectively.

Compensation expense related to our share-based plans for the six months ended June 30, 2019 and July 1, 2018 was $3.1 million and $2.9 million, respectively. Compensation expense for both periods was recorded as selling, general and administrative expenses. As of June 30, 2019, there was $12.6 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

The weighted average contractual term for stock options outstanding and options exercisable as of June 30, 2019 was 4.6 years and 3.8 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 was $0.0 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of June 30, 2019 was $4.0 million and $1.8 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the six months ended June 30, 2019 was $1.6 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of June 30, 2019 was $15.0 million and $0.3 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the six months ended June 30, 2019 was $0.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of June 30, 2019 was $2.0 million and $0.1 million, respectively.

International participants are issued Cash Settled Stock Unit Awards. As of June 30, 2019, there were 60,344 Cash Settled Stock Unit Awards outstanding compared to 50,907 as of December 31, 2018. During the six months ended June 30, 2019, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.6 million. As of June 30, 2019, we had $0.8 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.6 million as of December 31, 2018. Cash Settled Stock Unit Award related compensation costs for the six months ended June 30, 2019 and July 1, 2018 was $0.8 million and $0.2 million, respectively, and was recorded as selling, general, and administrative expenses.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the six months ended June 30, 2019 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net		Derivative	Total
Balance as of December 31, 2018	$(49,109)	$(19,114)		$(1,516)	$(69,739)
Other comprehensive loss	(9,718)	(393)		(5,165)	(15,276)
Balance as of June 30, 2019	$(58,827)	$(19,507)	$1	$(6,681)	$(85,015)

During the first quarter of 2019, an immaterial error was identified in the Company's calculation of currency translation adjustments related to goodwill, intangible assets and property, plant and equipment acquired in the FH acquisition.  This error impacts other comprehensive income. Specifically, other comprehensive income (loss) was overstated by $5.4 and $2.2 million for the first quarter and fiscal 2018, respectively, and was understated by $2.2 million for first quarter of 2019.  The Company has determined that these adjustments were not material to the current or prior periods, or the forecasted 2019 results. These items were immaterial and were adjusted for during the first quarter of 2019. The quarterly impact ($ in millions) in 2018 was:

	Q1	Q2	Q3	Q4	2018
Overstated (understated) comprehensive income	$5.4	$(5.1)	$(0.2)	$2.1	$2.2

(16) (Loss) Earnings Per Common Share ("EPS")

(in thousands, except per share amounts)	Three Months Ended
	June 30, 2019			July 1, 2018
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(18,520)	19,906	$(0.93)	$5,902	19,836	$0.30
Dilutive securities, common stock options	—	—	—	—	169	—
Diluted EPS	$(18,520)	19,906	$(0.93)	$5,902	20,005	$0.30

	Six Months Ended
	June 30, 2019			July 1, 2018
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(23,153)	19,888	$(1.16)	$(11,539)	19,821	$(0.58)
Dilutive securities, common stock options	—	—	—	—	—	—
Diluted EPS	$(23,153)	19,888	$(1.16)	$(11,539)	19,821	$(0.58)

Stock options, RSU Awards, and RSU MSPs covering 447,764 and 381,326 shares of common stock for the six months ended June 30, 2019 and July 1, 2018, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

(17) Subsequent Events

On July 13, 2019, the company entered a definitive agreement dispose of its long-cycle upstream oil & gas engineered valve business (Pibiviesse S.p.A.) for €1 million ($1 million) with an earn-out of 50 percent of net income over seven years up to a maximum of €18.0 million ($20.3 million).   The transaction closed on July 26, 2019.  CIRCOR expects to record a loss on the disposal, primarily related to non-cash charges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the realization of cost reductions from restructuring activities and expected synergies, the expected impact of tariff increases and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the acquisition of the fluid handling business of Colfax Corporation ("FH") may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, any actions of stockholders or others in response to expiration of the recent unsolicited tender offer and the cost and disruption of responding to those actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations

In June 2019, we became subject to an unsolicited tender offer to purchase all outstanding shares of our common stock. After reviewing the terms and conditions of the tender offer, our board of directors unanimously recommended that our stockholders reject the tender offer. The tender offer expired by its terms on July 19, 2019. In connection with our review and response to the tender offer, we incurred significant expenses, consisting primarily of advisory and legal fees, during the three months ended June 30, 2019.
Second Quarter 2019 Compared With Second Quarter 2018

Consolidated Operations

	Three Months Ended
(in thousands)	June 30, 2019	July 1, 2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Energy	$85,591	$112,804	$(27,213)	$(17,419)	$(8,709)	$(1,085)
Aerospace & Defense	64,694	57,500	7,194	—	8,176	(982)
Industrial	119,322	131,064	(11,742)	(1,499)	(5,436)	(4,807)
Consolidated Net Revenues	$269,607	$301,368	$(31,761)	$(18,918)	$(5,969)	$(6,874)

Net revenues for the three months ended June 30, 2019 were $269.6 million, a decrease of $(31.8) million, or (-11%) as compared to the three months ended July 1, 2018, primarily driven by lower revenue as a result of divestitures (-6%), unfavorable foreign currency translation (-3%), along with declines in operations (-2%) within our Energy and Industrial segments.

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	June 30, 2019	July 1, 2018
Net revenues
Energy	$85,591	$112,804
Aerospace & Defense	64,694	57,500
Industrial	119,322	131,064
Consolidated net revenues	$269,607	$301,368

Loss from operations before income taxes
Energy - Segment Operating Income	$3,498	$9,242
Aerospace & Defense - Segment Operating Income	10,443	6,992
Industrial - Segment Operating Income	16,138	15,037
Corporate expenses	(6,493)	(6,450)
Subtotal	23,586	24,821
Restructuring charges, net	1,527	844
Special charges, net	3,465	1,156
Special and restructuring charges, net (1)	4,992	2,000
Restructuring related inventory charges (1)	2,112	1,067
Acquisition amortization (2)	11,247	11,665
Acquisition depreciation (2)	1,107	1,837
Acquisition amortization and other costs, net	14,466	14,569
Consolidated Operating Income	4,128	8,252
Interest expense, net	12,856	13,755
Other expense (income), net	81	(3,759)
Loss from operations before income taxes	$(8,809)	$(1,744)

Consolidated Operating Margin	1.5%	2.7%

(1) See Special and Restructuring Charges, net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenue as reported	$85,591	$112,804	$(27,213)
Net Revenues excluding divestiture (1)	85,591	95,386	(9,795)
Segment Operating Income as reported	3,498	9,242	(5,744)
Segment Operating Income excluding divestiture (2)	3,498	7,157	(3,659)
Segment Operating Margin	4.1%	7.5%
Segment Orders	62,239	113,171	(50,932)
(1) Adjusted for the January 2019 divestiture of our Reliability Services business, which generated revenues of $0.0 million and $17.4 million for the three months ended June 30, 2019 and July 1, 2018, respectively.

(2) Adjusted for the January 2019 divestiture of our Reliability Services business, which contributed $0.0 million and $2.1 million to segment operating income for the three months ended June 30, 2019 and July 1, 2018, respectively.

Energy segment net revenues, excluding divestiture, decreased $(9.8) million, or (-10%), for the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The decrease was primarily driven by decreases within our North American Distributed Valves business (-18%) and unfavorable foreign currency fluctuations (-1%), partially offset by growth within our Refinery Valves business (+7%), and Other Oil & Gas business (+3%).

On July 13, 2019, we entered into an agreement to dispose of our Engineered Valves business, which contributed $8.3 million in revenue and a segment operating loss of $2.5 million for the three months ended June 30, 2019.

Energy segment orders decreased $(50.9) million, or (-45%), for the three months ended June 30, 2019 compared to the three months ended July 1, 2018, primarily driven by the divestiture of our Reliability Services business (-16%), lower order volume within our North American Distributed Valves business (-14%), the timing of projects within our Engineered Valves business (-11%), award push-outs within our Refinery Valves business (-5%) and unfavorable foreign currency fluctuations (-1%).

Segment operating income, excluding divestiture, decreased $(3.7) million, or (-51%), to $3.5 million for the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The decrease was primarily driven by our North American Distributed Valves business (-63%) which was partially offset by improvements across the remainder of the Energy segment portfolio.

The decrease in Segment operating margin, excluding divestiture, from 7.5% to 4.1% was primarily driven by lower revenue and margin from our North American Distributed Valve business and the impact of the divested business.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenues	$64,694	$57,500	$7,194
Segment Operating Income	10,443	6,992	3,451
Segment Operating Margin	16.1%	12.2%
Segment Orders	93,405	59,441	33,964

Aerospace & Defense segment net revenues increased by $7.2 million, or 13%, to $64.7 million for the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The increase was primarily driven by increases in our defense-related business (+11%), as well as growth across commercial platforms (+4%), partially offset by unfavorable foreign currency fluctuations (-2%).

Aerospace & Defense segment orders increased $34.0 million, or 57%, for the three months ended June 30, 2019 compared to the three months ended July 1, 2018, primarily driven by our defense business (+51%) and commercial business (+8%), partially offset by unfavorable foreign currency fluctuations (-2%).

Segment operating income increased to $10.4 million, or 49%, for the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The increase in operating income was primarily driven by higher revenue across the portfolio, including the impact of price increases.

Segment operating margin increased from 12.2% in the three months ended July 1, 2018 to 16.1% for the three months ended June 30, 2019. The expanded operating margin reflects the impact of price increases as well as higher revenue volume.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenues	$119,332	$131,064	$(11,732)
Net Revenues excluding divestiture (1)	119,332	129,564	(10,232)
Segment Operating Income	16,138	15,037	1,101
Segment Operating Income excluding divestiture (2)	16,138	15,464	674
Segment Operating Margin (adjusted)	13.5%	11.9%
Segment Orders	120,660	136,746	(16,086)
(1) Adjusted for the October 2018 divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business"), which generated revenues of $0.0 million and $1.5 million for the three months ended June 30, 2019 and July 1, 2018, respectively.

(2) Adjusted for the October 2018 divestiture of the Delden Business, which contributed $0.0 million and ($0.4) million to segment operating income for the three months ended June 30, 2019 and July 1, 2018, respectively.

Industrial segment net revenues, excluding divestiture, decreased $(10.2) million, or (-8%), to $119.3 million, for the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The decrease was primarily driven by declines within our Pumps businesses (-6%), and unfavorable foreign currency fluctuations (-4%), partially offset by increases within our Valves businesses (+2%).

Industrial segment orders decreased $(16.1) million, or (-12%), for the three months ended June 30, 2019 compared to the three months ended July 1, 2018, primarily driven by the divestiture (-3%), unfavorable foreign exchange (-3%) and lower orders in our European Pump business (- 3%) and North American Valves business (-3%).

Segment operating income, excluding divestiture, increased $1.0 million, or (+4%), for the three months ended June 30, 2019 compared to the three months ended July 1, 2018, primarily driven by the impact of pricing actions as well as a result of our proactive focus on shifting the mix towards more profitable customers, regions and end markets.

Corporate Expenses

Corporate expenses were flat at $6.5 million for the three months ended June 30, 2019 and the three months ended July 1, 2018.

Special and Restructuring Charges (Recoveries), net

During the three months ended June 30, 2019 and July 1, 2018, the Company recorded net charges of $5.0 million and $2.0 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges (recoveries), net". These special and restructuring charges (recoveries), net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Restructuring-related inventory charges

During the three months ended June 30, 2019 and July 1, 2018, the Company recorded charges of $2.1 million and $1.1 million, respectively within our condensed consolidated statement of income (loss) caption “Cost of Revenues”.  These charges are described in further details in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition amortization

During the three months ended June 30, 2019 and July 1, 2018, the Company recorded amortization expense of $11.2 million and $11.7 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition step-up depreciation

During the three months ended June 30, 2019 and July 1, 2018, the Company recorded depreciation expense of $1.1 million and $1.8 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense decreased $(0.9) million to $12.9 million in the three months ended June 30, 2019 compared to the three months ended July 1, 2018. The change in interest expense was primarily due to lower debt balances, partially offset by higher interest rates.

Other Expense (Income), net

During the three months ended June 30, 2019, we had other expense, net of $0.1 million, as compared to other income, net of $(3.8) million for the three months ended July 1, 2018. The year-over-year change is driven by lower foreign exchange gains and lower pension income. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive Income (Loss)

During the three months ended June 30, 2019 we had comprehensive income of $22.8 million, as compared to comprehensive loss of $19.7 million for the three months ended July 1, 2018. The change in comprehensive income (loss) is further outlined in our condensed consolidated statements of comprehensive loss included in this Quarterly Report on Form 10-Q.

(Provision for) / Benefit from Income Taxes

The table below outlines the change in effective tax rate for the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 (in thousands, except percentages).

	Three months ended
	June 30, 2019	July 1, 2018
INCOME/(LOSS) BEFORE INCOME TAXES	$(8,809)	$(1,744)

U.S. tax rate	21.0%	21.0%
State taxes	(3.8)%	73.2%
U.S. permanent differences	(20.5)%	76.5%
Foreign derived intangible income	(31.0)%	67.3%
Foreign Tax rate differential	(87.2)%	140.0%
Unbenefited foreign losses	—%	(33.1)%
Global Intangible Low-Taxed Income impact	15.2%	82.6%
Other	(3.9)%	1.9%
Effective tax rate	(110.2)%	429.4%

(Provision for)/ Benefit from income taxes	$(9,711)	$7,646

The above changes in the various rate reconciling items for the three months ended June 30, 2019 compared to the three months ended July 1, 2018 are mainly due to changes in the forecasted jurisdictional mix of earnings year over year which resulted in a decrease in the forecasted annual effective tax rate.

Restructuring Actions

During 2018 and 2017, we initiated certain restructuring actions (the "2018 Actions" and the "2017 Actions", respectively). Under these restructurings, we reduced costs, primarily through reductions in workforce and closing a number of smaller facilities. In the fourth quarter of 2018, the Company announced the closure and discontinuance of manufacturing operations at the Energy Group's Oklahoma City site ("OKC Closure").

The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
OKC Closure (1)	$1.0	$1.0	Q4 2018 - Q4 2019
2018 Actions	8.2	8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$16.1	$16.1

(1) Savings figures above represent only the structural savings as a result of the closure and exit of the manufacturing facility at the Energy Group's Oklahoma City site. As part of this action, we expect margin expansion within our Energy Group primarily due to the lower labor rates in Mexico as we deliver on the volume. The savings amounts above do not include the benefit from the anticipated margin expansion.

As shown in the table above, our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur net restructuring related charges between $2.0 million and $2.5 million to complete the OKC Closure by the third quarter of 2019. The OKC Closure net restructuring charge projection does not contemplate the potential benefit of selling the facility. The 2018 Actions were finalized in the first quarter of 2019, while the 2017 Actions were finalized during the fourth quarter of 2017.

First Six Months of 2019 Compared With First Six Months of 2018

Consolidated Operations

	Six Months Ended
(in thousands)	June 30, 2019	July 1, 2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Energy	$184,008	$212,776	$(28,768)	$(28,858)	$3,421	$(3,331)
Aerospace & Defense	125,934	115,977	9,957	—	12,170	(2,213)
Industrial	230,060	248,195	(18,135)	(5,396)	(1,520)	(11,219)
Consolidated Net Revenues	$540,002	$576,948	$(36,946)	$(34,254)	$14,071	$(16,763)

Net revenues for the six months ended June 30, 2019 were $540 million, a decrease of $(36.9) million, or (-6%), as compared to the six months ended July 1, 2018, primarily driven by divestitures (-6%) and unfavorable foreign currency translation (-3%), partially offset by organic growth (+2%) primarily from our Energy and Aerospace & Defense businesses

Segment Results

(in thousands, except percentages)	Six Months Ended
	June 30, 2019	July 1, 2018
Net revenues
Energy	$184,008	$212,776
Aerospace & Defense	125,934	115,977
Industrial	230,060	248,195
Consolidated net revenues	$540,002	$576,948

Loss Income from operations before income taxes
Energy - Segment Operating Income	10,281	14,938
Aerospace & Defense - Segment Operating Income	19,817	15,923
Industrial - Segment Operating Income	26,924	27,983
Corporate expenses	(13,196)	(14,249)
Subtotal	43,826	44,595
Restructuring charges, net	2,390	10,459
Special (recoveries) charges, net	(5,213)	3,987
Special and restructuring (recoveries) charges, net (1)	(2,823)	14,446
Restructuring related inventory charges (1)	5,255	1,540
Amortization of inventory step-up	—	6,600
Acquisition amortization (2)	23,325	23,565
Acquisition depreciation (2)	2,229	3,572
Acquisition amortization and other costs, net	30,809	35,277
Consolidated Operating Income (Loss)	15,840	(5,128)
Interest expense, net	26,035	25,556
Other income, net	(1,832)	(5,620)
Loss from operations before income taxes	$(8,363)	$(25,064)

Consolidated Operating Margin	2.9%	(0.9)%

(1) See Special and Restructuring Charges (Recoveries), net in Note 5 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Six Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenues as reported	$184,008	$212,776	$(28,768)
Net Revenues excluding divestiture (1)	180,902	180,626	276
Segment Operating Income	10,281	14,938	(4,657)
Segment Operating Income excluding divestiture (2)	10,281	12,844	(2,563)
Segment Operating Margin (adjusted)	5.7%	7.1%
Segment Orders	130,009	242,933	112,924
(1) Adjusted for the January 2019 divestiture of our Reliability Services business, which generated revenues of $3.1 million and $32.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

(2) Adjusted for the January 2019 divestiture of our Reliability Services business, which contributed $0.0 million and $2.1 million to segment operating income for the six months ended June 30, 2019 and July 1, 2018, respectively.

Energy segment net revenues, excluding divestitures, increased $0.2 million, or 0.0%, for the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The increase was primarily driven by by organic growth (+2%), offset by unfavorable foreign currency translation (-2%).

Energy segment orders decreased $(112.9) million, or (-46%), for the six months ended June 30, 2019 compared to the six months ended July 1, 2018, primarily driven by the divestiture of our Reliability Services business (-13%), award push-outs within our Refinery Valves business (-13%), order cancellations within our North American Distributed Valves business (-11%) and the timing of projects within our Engineered Valves business (-11%).

Segment operating income, excluding divestitures, decreased $2.6 million, or 20%, to $10.3 million, for the six months ended June 30, 2019 compared to $12.8 million for the six months ended July 1, 2018. The decrease was primarily driven by decline in revenue volume and operational inefficiencies in our North American Distributed Valves businesses (-59%) and the impact of divestitures (-14%), partially offset by volume and efficiencies in our Refinery Valves business (+23%) and the remainder of the Energy portfolio (+16%).

The decrease in segment operating margin from 7.1% to 5.7% was primarily driven by losses within our Distributed Valves business.

Aerospace & Defense Segment

	Six Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenues	$125,934	$115,977	$9,957
Segment Operating Income	19,817	15,923	3,894
Segment Operating Margin	15.7%	13.7%
Segment Orders	181,512	119,234	(62,278)

Aerospace & Defense segment net revenues increased by $9.9 million, or (+9%), to $125.8 million for the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The increase was driven by growth across all areas and led by our defense business and was partially offset by unfavorable foreign currency fluctuations (-2%).

Aerospace & Defense segment orders increased $62.3 million, or (+52%), for the six months ended June 30, 2019 compared to the six months ended July 1, 2018, primarily driven by our U.S. Defense orders (+48%), growth across the remainder of the portfolio (+6%), partially offset by unfavorable foreign currency fluctuations (-2%).

Segment operating income increased $3.9 million, or (+24%), to $19.8 million for the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The increase in operating income was primarily driven by the U.S. Defense business (+17%).

The increase in segment operating margin from 13.7% to 15.7% was driven by higher volume, price and operational efficiencies across the businesses.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	June 30, 2019	July 1, 2018	Change
Net Revenues	230,060	248,195	$(18,135)
Net Revenues excluding divestiture (1)	230,060	242,799	(12,739)
Segment Operating Income	26,924	27,983	(1,059)
Segment Operating Income excluding divestiture (2)	26,924	28,331	(1,407)
Segment Operating Margin (adjusted)	11.7%	11.7%
Segment Orders	244,407	273,353	28,946
(1) Adjusted for the October 2018 divestiture of the "Delden Business", which generated revenues of $0.0 million and $5.4 million for the six months ended June 30, 2019 and July 1, 2018, respectively.
(2) Adjusted for the October 2018 divestiture of the Delden Business, which contributed $0.0 million and $0.3 million to segment operating income for the six months ended June 30, 2019 and July 1, 2018, respectively.

Industrial segment net revenue, excluding divestiture, decreased $(12.7) million, or (-5%), to $230.1 million for the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The decrease was primarily driven by unfavorable foreign exchange (-5%) and declines in our Pumps EMEA business partially offset by growth in our Valves business in both EMEA and North America.

Industrial segment orders decreased $(28.9) million, or 11%, for the six months ended June 30, 2019 compared to the six months ended July 1, 2018, primarily driven by declines within our Pumps Business (11%).

Segment operating income, excluding divestiture, decreased $(1.4) million, or 5%, for the six months ended June 30, 2019 compared to the six months ended July 1, 2018, primarily driven by unfavorable foreign currency and our European Pumps Businesses (-16%) partially offset by strength in our Valves business (+11%) in both Europe and North America

Segment Operating Margin remained consistent driven by price increases and synergies partially offset by volume and unfavorable foreign exchange.

Corporate Expenses

Corporate expenses were $13.2 million for the six months ended June 30, 2019 compared to $14.2 million for the six months ended July 1, 2018. The decrease from the prior year was primarily driven by lower professional fees and integration costs.

Special and Restructuring (Recoveries) Charges, net

During the six months ended June 30, 2019 and July 1, 2018, the Company recorded a net recovery of $(2.8) million and a net charge of $14.4 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges (recoveries), net". These special and restructuring (recoveries) charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Restructuring-related inventory charges

During the six months ended June 30, 2019 and July 1, 2018, the Company recorded charges of $5.2 million and $1.5 million, respectively, within our condensed consolidated statements of (loss) income caption “Cost of Revenues”.  These charges are described in further details in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition amortization

During the six months ended June 30, 2019 and July 1, 2018, the Company recorded amortization expense of $23.3 million and $23.6 million , respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition step-up depreciation

During the six months ended June 30, 2019 and July 1, 2018, the Company recorded depreciation expense of $2.2 million and $3.6 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense increased $0.5 million to $26.0 million in the six months ended June 30, 2019 compared to the six months ended July 1, 2018. The change in interest expense was primarily due to higher interest rates along with interest expense on our swap, partially offset by lower debt balances.

Other Income, net

During the six months ended June 30, 2019, we had other income, net of $(1.8) million, as compared to other income, net of $(5.6) million for the six months ended July 1, 2018. The year-over-year change is driven by lower foreign exchange gains and lower pension income. Effective January 1, 2018, all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statements of (loss) income.

Comprehensive Income (Loss)

During the six months ended June 30, 2019, we had comprehensive loss of $(38.4) million, as compared to comprehensive loss of $(28.8) million for the six months ended July 1, 2018. The change in comprehensive loss is further outlined in our condensed consolidated statements of comprehensive loss included in this Quarterly Report on Form 10-Q.

(Provision for) / Benefit from Income Taxes

The table below outlines the change in effective tax rate for the six months ended June 30, 2019 as compared to the six months ended July 1, 2018 (in thousands, except percentages).

	Six months ended
	June 30, 2019	July 1, 2018
LOSS BEFORE INCOME TAXES	$(8,363)	$(25,064)

U.S. tax rate	21.0%	21.0%
US permanent differences	(24.0)%	8.0%
Foreign derived intangible income	(37.0)%	5.9%
Foreign Tax rate differential	(97.9)%	16.1%
Global Intangible Low-Taxed Income impact	17.8%	(2.7)%
Divestiture of Reliability Services	(34.5)%	—%
Other	(22.2)%	5.7%
Effective tax rate	(176.8)%	54.0%

(Provision for)/Benefit from income taxes	$(14,790)	$13,525

The above changes in the various rate reconciling items for the six months ended June 30, 2019 compared to the six months ended July 1, 2018 are mainly due to changes in the forecasted jurisdictional mix of earnings year over year which resulted in a decrease in the forecasted annual effective tax rate.

The tax impact of the sale of the Reliability Services business includes a partial disposition of goodwill that is not deductible for tax purposes. In addition, the "Other" amounts for the six months ended June 30, 2019 is primarily composed of non-deductible tax impact of equity compensation.

Restructuring Actions

During 2018 and 2017, we initiated the 2018 Actions and the 2017 Actions. Under these restructurings, we reduced expenses, primarily through reductions in workforce and closing a number of smaller facilities. The table below (in millions) outlines the cumulative effects on past and future earnings resulting from our announced restructuring plans.

	Cumulative Planned Savings	Cumulative Projected Savings	Expected Periods of Savings Realization
OKC Closure (1)	$1.0	$1.0	Q4 2018 - Q4 2019
2018 Actions	8.2	8.2	Q2 2018 - Q3 2019
2017 Actions	6.9	6.9	Q2 2017 - Q4 2018
Total Savings	$16.1	$16.1
(1) Savings figures above represent only the structural savings as a result of the closure and exit of the manufacturing facility at the Energy Group's Oklahoma City site. As part of this action, we expect margin expansion within our Energy Group primarily due to the lower labor rates in Mexico as we deliver on the volume. The savings amounts above do not include the benefit from the anticipated margin expansion.

As shown in the table above, our projected cumulative restructuring savings are aligned with our cumulative planned savings amounts. The expected periods of realization of the restructuring savings are fairly consistent with our original plans. Our restructuring actions are funded by cash generated by operations.

We expect to incur net restructuring related charges between $2.0 million and $2.5 million to complete the OKC Closure ending by the third quarter of 2019. The OKC Closure net restructuring charge projection does not contemplate the potential benefit of selling the facility. The 2018 Actions were finalized in the first quarter of 2019, while the 2017 Actions were finalized during the fourth quarter of 2017.

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

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	June 30, 2019	July 1, 2018
Cash flow provided by (used in):
Operating activities	$(10,039)	$(610)
Investing activities	75,519	(5,404)
Financing activities	(58,694)	(29,672)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	793	(5,785)
(Decrease) / Increase in cash, cash equivalents and restricted cash	$7,579	$(41,471)

During the six months ended June 30, 2019, we used $10.0 million of cash from operations compared to $0.6 million during the same period in 2018. The $9.4 million increased use in cash was primarily driven by a one-time pricing reimbursement in the 2018 and lower overall revenue volume primarily as a result of divestitures, partially offset by increased cash from working capital.  In Q3 2019, we expect to pay $2.4 million related to the settlement of the California wage and hour action described in Note 11 of the financial statements.

During the six months ended June 30, 2019, we generated $75.5 million of cash by investing activities as compared to using cash of $5.4 million in investing activities during the same period in 2018. The $80.9 million year over year increase in cash generated was primarily driven by the sale of our Reliability Services business in January 2019 for $82.2 million and lower purchases of property, plant, and equipment of $5.0 million, partially offset by a $6.3 million cash receipt in 2018 related to the working capital settlement with FH.

During the six months ended June 30, 2019, we used $58.7 million of cash in financing activities as compared to $29.7 million cash used in financing activities during the same period in 2018. The $29.0 million year over year increase in cash used in financing activities arises from an $89.9 million increase in net debt repayments, offset by a $61.2 million repayment of cash to the FH seller in 2018.

As of June 30, 2019, total debt was $728.7 million compared to $786.0 million as of December 31, 2018. Total debt as a percentage of total shareholders’ equity was 148% as of June 30, 2019 compared to 149% as of December 31, 2018. As of June 30, 2019, we had available capacity to borrow an additional $112.0 million under our revolving credit facility. On April 12, 2018, the Company entered into a hedging agreement to mitigate the inherent risk associated with our outstanding debt. The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. Refer to Note 9, "Financial Instruments", of the condensed consolidated financial statements included within this Quarterly Report Form 10-Q.

We entered into a secured Credit Agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded at closing of the FH acquisition in full. We entered into the 2017 Credit Agreement to fund acquisitions, such as the acquisition of FH, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of June 30, 2019, we had borrowings of $728.7 million outstanding under the 2017 Credit Agreement and $61.8 million outstanding on letters of credit.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at June 30, 2019 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.2:1 as of June 30, 2019, which reflected no change from December 31, 2018.

As of June 30, 2019, cash, cash equivalents, and short-term investments totaled $76.1 million. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $68.5 million of cash, cash equivalents, and short-term investments as of December 31, 2018, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our 2017 Credit Agreement for U.S. based cash needs.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. There have been no material changes outside of the ordinary course of business in contractual obligations set forth in the table included within our Form 10-K.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. See Financial Instruments in Note 9.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

Except for the following additional risk factor, we have not identified any material changes to the risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
Actions of stockholders or others in response to expiration of the recent unsolicited tender offer could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
During the second quarter of 2019, we became subject to an unsolicited tender offer to purchase all outstanding shares of our common stock. At the time the tender offer expired on July 19, 2019, approximately two-thirds of our issued and outstanding shares had been tendered and, as a result, we expect that we will receive additional attention and scrutiny from investors, potential acquirors, activist stockholders and others. Various actions to seek to effect change are available to such persons, including private engagement, publicity campaigns, proxy contests, litigation and other efforts to force transactions not supported by our board of directors or to acquire control over our company. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our board of directors and management from the management of our operations and the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of any such actions may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and employees, and cause our stock price to experience periods of volatility or stagnation.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
10.1*		Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan.
10.2*		Amendment to Executive Change of Control Agreement for Chadi Chahine
10.3*		Amendment to Executive Change of Control Agreement for Lane Walker
10.4*		Amendment to Executive Change of Control Agreement for Tony Najjar
10.5*		Third Amendment to Executive Change of Control Agreement for Arjun Sharma
10.6*		Second Amendment to Executive Change of Control Agreement for Andrew Farnsworth
10.7*		Second Amendment to Executive Change of Control Agreement for David Mullen
10.8*		Second Amendment to Executive Change of Control Agreement for Scott Buckhout
10.9*		Amendment to Executive Change of Control Agreement for Sumit Mehrotra
10.10*		Second Amendment to Executive Change of Control Agreement for Sumit Mehrotra
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Securities and Exchange Commission on August 1, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three and Six Months Ended June 30, 2019 and July 1, 2018
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and July 1, 2018
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and July 1, 2018
	(v)	Condensed Consolidated Statements of Shareholders' Equity as of Three and Six Months Ended June 30, 2019 and July 1, 2018
	(vi)	Notes to Condensed Consolidated Financial Statements
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 1, 2019	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 1, 2019	/s/ Chadi Chahine
Chadi Chahine
Senior Vice President and Chief Financial Officer
Principal Financial Officer

August 1, 2019	/s/ David F. Mullen
David F. Mullen
Senior Vice President and Corporate Controller
Principal Accounting Officer