Form 10-Q
period 2019-09-29
CIRCOR INTERNATIONAL INC
filed 2019-11-13
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		04-3477276
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

30 Corporate Drive, Suite 200
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

As of November 8, 2019, there were 19,910,095 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 29, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,225	$68,517
Trade accounts receivable, less allowance for doubtful accounts of $4,342 and $5,884 at September 29, 2019 and December 31, 2018, respectively	141,117	167,181
Inventories	151,744	143,682
Prepaid expenses and other current assets	89,854	71,428
Assets held for sale	29,935	197,238
Total Current Assets	481,875	648,046
PROPERTY, PLANT AND EQUIPMENT, NET	177,936	189,672
OTHER ASSETS:
Goodwill	360,304	450,605
Intangibles, net	392,515	440,281
Deferred income taxes	24,449	19,906
Assets held for sale	—	30,374
Other assets	31,052	12,728
TOTAL ASSETS	$1,468,131	$1,791,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,293	$94,715
Accrued expenses and other current liabilities	110,682	92,496
Accrued compensation and benefits	25,564	30,703
Current portion of long-term debt	—	7,850
Liabilities held for sale	17,674	58,298
Total Current Liabilities	244,213	284,062
LONG-TERM DEBT	640,884	778,187
DEFERRED INCOME TAXES	26,809	33,607
PENSION LIABILITY, NET	144,809	150,623
LIABILITIES HELD FOR SALE	—	861
OTHER NON-CURRENT LIABILITIES	36,028	15,279
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding		—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,906,263 and 19,845,205 shares issued and outstanding at September 29, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	445,305	440,890
Retained earnings	97,728	232,102
Common treasury stock, at cost (1,372,488 shares at September 29, 2019 and December 31, 2018)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(93,385)	(69,739)
Total Shareholders’ Equity	375,388	528,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,468,131	$1,791,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenues	$237,052	$247,209	$721,675	$746,754
Cost of revenues	162,578	167,132	490,870	511,563
Gross profit	74,474	80,077	230,805	235,191
Selling, general and administrative expenses	60,039	68,544	190,227	211,909
Special and restructuring charges, net	23,519	2,988	19,893	11,924
Operating (loss), income	(9,084)	8,545	20,685	11,358
Other expense (income):
Interest expense, net	11,804	14,137	37,846	39,711
Other income, net	(759)	(1,580)	(2,755)	(7,079)
Total other expense, net	11,045	12,557	35,091	32,632
Loss from continuing operations before income taxes	(20,129)	(4,012)	(14,406)	(21,274)
Provision for (benefit from) income taxes	7,520	(45)	13,513	(4,434)
Loss from continuing operations, net of tax	(27,649)	(3,967)	(27,919)	(16,840)
Loss from discontinued operations, net of tax	(84,688)	(2,874)	(107,572)	(1,540)
Net loss	$(112,337)	$(6,841)	$(135,491)	$(18,380)

Basic loss per common share:
Basic from continuing operations	$(1.39)	$(0.20)	$(1.40)	$(0.85)
Basic from discontinued operations	$(4.25)	$(0.14)	$(5.41)	$(0.08)
Net loss	$(5.64)	$(0.34)	$(6.81)	$(0.93)

Diluted loss per common share:
Diluted from continuing operations	$(1.39)	$(0.20)	$(1.40)	$(0.85)
Diluted from discontinued operations	$(4.25)	$(0.14)	$(5.41)	$(0.08)
Net loss	$(5.64)	$(0.34)	$(6.81)	$(0.93)

Weighted average number of common shares outstanding:
Basic	19,916	19,843	19,898	19,829
Diluted	19,916	19,843	19,898	19,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net loss	$(112,337)	$(6,841)	$(135,491)	$(18,380)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,164)	3,128	(16,882)	(15,380)
Interest rate swap adjustments (1)	(1,206)	2,224	(6,371)	3,449
Pension adjustment	—	—	(393)	—
Other	—	1	—	1
Other comprehensive income (loss), net of tax	(8,370)	5,353	(23,646)	(11,930)
COMPREHENSIVE LOSS	$(120,707)	$(1,489)	$(159,137)	$(30,311)

(1) Net of an income tax effect of $(0.4) million and $1.7 million for the three and nine months ended September 29, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
OPERATING ACTIVITIES	September 29, 2019	September 30, 2018
Net loss	$(135,491)	$(18,380)
Loss from discontinued operations, net of income taxes	(107,572)	(1,540)
Loss from continuing operations	(27,919)	(16,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,618	20,096
Amortization	36,023	36,805
Provision for bad debt expense	(469)	932
Loss on write down of inventory	301	2,556
Amortization of inventory fair value step-up	—	6,600
Compensation expense for share-based plans	4,200	4,146
Amortization of debt issuance costs	3,669	2,852
Loss on sale or write-down of property, plant and equipment	2,889	1,366
Loss on sale of businesses	2,707	—
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	17,413	5,520
Inventories	(11,724)	(2,903)
Prepaid expenses and other assets	(20,546)	(20,526)
Accounts payable, accrued expenses and other liabilities	(6,488)	(10,380)
Net cash provided by continuing operating activities	16,674	30,224
Net cash used in discontinued operating activities	(17,585)	(6,761)
Net cash (used in) provided by operating activities	(911)	23,463
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,519)	(14,902)
Proceeds from the sale of property, plant and equipment	99	137
Proceeds from the sale of business	163,056	—
Business acquisition, working capital consideration adjustment	—	6,300
Net cash provided by (used in) continuing investing activities	153,636	(8,465)
Net cash provided by (used in) discontinued investing activities	(2,435)	(2,058)
Net cash provided by (used in) investing activities	151,201	(10,523)
FINANCING ACTIVITIES
Proceeds from long-term debt	231,950	199,600
Payments of long-term debt	(379,897)	(186,874)
Proceeds from the exercise of stock options	106	690
Return of cash to Fluid Handling Seller	—	(61,201)
Net cash used in continuing financing activities	(147,841)	(47,785)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(147,841)	(47,785)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,753)	(5,154)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	696	(39,999)
Cash, cash equivalents, and restricted cash at beginning of period	69,525	112,293
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$70,221	$72,294
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,236	$1,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	19,902	$212	$444,109	$210,065	$(85,015)	$(74,472)	$494,899
Net loss	—	—	—	(112,337)	—	—	(112,337)
Other comprehensive income, net of tax	—	—	—	—	(8,370)	—	(8,370)
Conversion of restricted stock units	4	—	(64)	—	—	—	(64)
Stock options exercised	—	—	63	—	—	—	63
Share-based plan compensation	—	—	1,229	—	—	—	1,229
Other	—	—	(32)	—	—	—	(32)
Balance as of September 29, 2019	19,906	$212	$445,305	$97,728	$(93,385)	$(74,472)	$375,388

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of July 1, 2018	19,836	$212	$442,318	$259,947	$(54,013)	$(74,472)	$573,992
Net loss	—	—	—	(6,841)	—	—	(6,841)
Other comprehensive income, net of tax	—	—	—		5,353		5,353
Conversion of restricted stock units	2	—	(21)	—	—	—	(21)
Stock options exercised	6	—	250	—	—	—	250
Share-based plan compensation	—	—	1,437	—	—	—	1,437
Other	—	—	—	1	—	—	1
Balance as of September 30, 2018	19,844	$212	$443,984	$253,107	$(48,660)	$(74,472)	$574,171

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(135,491)	—	—	(135,491)
Other comprehensive income, net of tax	—	—	—	—	(23,646)		(23,646)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)	—	—	—	1,113	—	—	1,113
Conversion of restricted stock units	58	—	(20)	—	—	—	(20)
Stock options exercised	3	—	106	—	—	—	106
Share-based plan compensation	—	—	4,361	—			4,361
Other	—	—	(32)	4	—	—	$(28)
Balance as of September 29, 2019	19,906	$212	$445,305	$97,728	$(93,385)	$(74,472)	$375,388

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net loss	—	—	—	(18,380)	—	—	(18,380)
Other comprehensive income, net of tax	—	—	—	—	(11,930)	—	(11,930)
Cumulative effect adjustment related to adoption of new revenue recognition standard (ASU 2014-09)	—	—	—	(2,756)	—	—	(2,756)
Conversion of restricted stock units	41	—	270	—	—	—	270
Stock options exercised	18	—	690	—	—	—	690
Share-based plan compensation	—	—	4,303	—	—	—	4,303
Balance as of September 30, 2018	19,844	$212	$443,984	$253,107	$(48,660)	$(74,472)	$574,171

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. ("CIRCOR", the "Company", "us", "we" or "our") have been prepared according to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S ("GAAP"). In the opinion of management, the unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair statement of the Company’s results of operations, financial position and cash flows for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future quarter.

We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except per-share data).

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 29, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except as updated below with respect to newly adopted accounting standards.

New Accounting Standards - Adopted

On January 1, 2019, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases, and all related amendments ("ASC 842"), under the modified retrospective approach. Consequently, periods prior to January 1, 2019 are not restated for the adoption of ASC 842. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.
Adoption of the new standard resulted in the recording of additional Right-of-Use ("ROU") assets and lease liabilities of $23.8 million and $24.1 million, respectively, as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term, and the lease liabilities represent our obligation to make lease payments arising from the lease. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to deferred rent and prepaid rent. The standard did not materially impact our consolidated net earnings. See Note 5, Leases for further information.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test, as amended, will consist of one step comparing the fair value of a reporting unit to its carrying amount. The Company will record an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairments tests performed. The Company has elected to early-adopt this ASU in the current quarter ended September 29, 2019.

(3) Discontinued Operations

During the quarter ended September 29, 2019, the Company completed the disposition of its long-cycle upstream oil & gas Engineered Valves ("EV") business for $1.1 million (EUR 1 million), with an earn out of 50 percent of net income over seven years up to a maximum of $20.6 million (EUR 18 million). In addition, during the quarter the Company received approval from its Board of Directors to dispose of the Company’s Distributed Valves ("DV") business in a transaction or transfer to a third-party purchaser or purchasers. The Company has not yet secured a buyer for the DV business but has allocated internal resources to identify potential buyers and evaluate proposals. The Company anticipates completing the disposition within the next twelve months. These actions are consistent with the Company's strategic shift away from upstream oil and gas to focus on more attractive end markets.

The EV and DV businesses met the conditions for discontinued operations as of September 29, 2019 and are recorded as such in the condensed consolidated financial statements. All prior period comparative financial information has been reclassified to conform to this presentation. These businesses were previously part of the Energy segment.

The DV business met the held for sale requirements as of September 29, 2019. Upon classifying the DV business as held for sale, the Company was required in accordance with GAAP to measure the business at the lower of its carrying value or fair value less expected costs to sell. Through this process, the Company determined that the carrying value exceeded fair value as of September 29, 2019, and recognized a write-down of $64.0 million, consisting of goodwill impairment of $6.9 million, intangible asset impairment of $1.0 million and a valuation allowance of $56.1 million to adjust the remaining net assets of the business to its fair value less costs to sell.

The Company calculated fair value of the DV business using an income approach based on the present value of projected future cash flows. This approach incorporates several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in additional valuation adjustments in the future.

The following table presents the summarized components of (loss) income from discontinued operations, for the EV and DV businesses for the three and nine-months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenues	$15,276	$50,305	$70,655	$127,708
Cost of revenues	18,533	45,305	77,846	113,267
Gross (loss) profit	(3,257)	5,000	(7,191)	14,441
Selling, general and administrative expenses	2,271	5,562	11,464	17,433
Special and restructuring charges (recoveries), net	100,812	(233)	101,614	5,278
Operating loss	(106,340)	(329)	(120,269)	(8,270)
Other (income):
Interest (income), net	(8)	(37)	(14)	(55)
Other (income), net	(237)	—	(74)	(122)
Total other income, net	(245)	(37)	(88)	(177)
Loss from discontinued operations, pre tax	(106,095)	(292)	(120,181)	(8,093)
(Benefit from) provision for income tax	(21,407)	2,582	(12,609)	(6,553)
Loss from discontinued operations, net of tax	$(84,688)	$(2,874)	$(107,572)	$(1,540)

Special and restructuring charges (recoveries), net for the three and nine months ended September 29, 2019 include a $36.7 million loss on sale of the EV business, a $6.9 million impairment of goodwill associated with the DV business, a $1.0 million impairment of other intangible assets of the DV business and a $56.1 million adjustment to adjust the carrying value of the DV business's assets held for sale to fair value less expected costs to sell.

The following table presents the balance sheet information for assets and liabilities held for sale as of September 29, 2019 and December 31, 2018 (in thousands):

	September 29, 2019	December 31, 2018
Trade accounts receivable, net	$8,298	$28,712
Inventories	57,768	76,740
Prepaid expenses and other current assets	2,570	20,833
Property, plant, and equipment, net	11,316	24,669
Goodwill	—	48,972
Intangibles	—	18,230
Deferred tax asset	—	9,380
Other assets	6,079	76
Valuation adjustment on classification to assets held for sale	(56,096)	—
Total assets held for sale	$29,935	$227,612

Accounts payable	$9,355	$32,536
Accrued and other current liabilities	3,720	23,568
Other liabilities	4,599	3,055
Total liabilities held for sale	$17,674	$59,159

The balance sheet information for assets and liabilities held for sale as of December 31, 2018 includes the balances of the Reliability Services business, which the Company divested in the first quarter of 2019. Included in the table above are assets of $83.4 million and liabilities of $11.1 million related to this business.

(4) Revenue Recognition

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

As of September 29, 2019, we had $425.5 million of revenue related to remaining unfulfilled performance obligations. We expect to recognize approximately 42 percent of our remaining performance obligations as revenue during the remainder of 2019, 44 percent in 2020, and the remaining 14 percent in 2021 and thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three and nine months ended September 29, 2019.

Disaggregation of Revenue. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$12,810	$13,505	$41,708	$38,980
Oil & Gas - Downstream	43,025	57,213	142,756	167,110
Total	55,835	70,718	184,464	206,090
Aerospace & Defense Segment
Commercial Aerospace & Other	28,640	28,571	86,467	81,420
Defense	38,981	29,186	107,088	92,314
Total	67,621	57,757	193,555	173,734
Industrial Segment
Valves	30,124	29,404	90,993	87,544
Pumps	83,472	89,330	252,663	279,386
Total	113,596	118,734	343,656	366,930
Net Revenue	$237,052	$247,209	$721,675	$746,754

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Energy Segment
EMEA	$19,046	$21,178	$63,230	$60,731
North America	24,343	38,885	94,248	110,431
Other	12,446	10,655	26,986	34,928
Total	55,835	70,718	184,464	206,090
Aerospace & Defense Segment
EMEA	$18,309	$17,288	$52,875	$48,144
North America	44,807	39,066	123,685	112,560
Other	4,505	1,403	16,995	13,030
Total	67,621	57,757	193,555	173,734
Industrial Segment
EMEA	$53,297	$56,090	$159,473	$179,379
North America	37,654	38,206	114,323	112,818
Other	22,645	24,438	69,860	74,733
Total	113,596	118,734	343,656	366,930
Net Revenue	$237,052	$247,209	$721,675	$746,754

Contract Balances. The Company’s contract assets and contract liabilities balances as of December 31, 2018 and September 29, 2019 are as follows (in thousands):

	December 31, 2018	September 29, 2019	Increase/(Decrease)
Trade accounts receivables, net	$167,181	$141,117	$(26,064)
Contract assets (1)	46,912	62,613	15,701
Contract liabilities (2)	41,951	45,174	3,223

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.

Trade accounts receivable, net decreased by $26.1 million as of September 29, 2019, primarily due to the timing of cash collections during the nine months ended September 29, 2019.

Contract assets increased by $15.7 million, or 33%, to $62.6 million primarily driven by unbilled revenue recognized during the nine months ended September 29, 2019 within our Pumps business (+21%), Refinery Valves business (+10%) and U.S. Defense business (+10%).

Contract liabilities increased by $3.2 million, or 8%, to $45.2 million as of September 29, 2019, primarily driven by timing of revenue recognized over time during the nine months ended September 29, 2019 within our U.S. Defense business (+23%) and Fluid Control business (+14%), offset by decreases within our Refinery Valves business (-22%).

(5) Leases

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
In determining the present value of lease payments, we use the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, we use the incremental borrowing rate based on available information at the commencement date. As of September 29, 2019, none of our existing leases provided an implicit borrowing rate. We give consideration to our debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Additionally, we perform an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of our incremental borrowing rate. We will update our financial and risk assessments periodically. We will reassess lease classification and / or remeasure the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.

The balance sheet impact at September 29, 2019 is as follows (in thousands):

Leases
Assets	Operating	Finance
Gross ROU Assets (1)	$20,221	$2,842
Less: Accumulated Amortization	(3,557)	(246)
Net ROU Assets	$16,664	$2,596

Liabilities	Operating	Finance
Current (2)	$3,910	$403
Non-current (3)	12,984	2,252
Total Lease Liabilities	$16,894	$2,655

(1) Operating and Finance ROU Assets are included within other assets on the balance sheet.
(2) The current portion of operating and finance lease liabilities are recorded within accrued expenses and other current liabilities on the balance sheet.
(3) The non-current portion of operating and finance lease liabilities are recorded within other non-current liabilities on the balance sheet.

The components of lease costs are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Lease Costs	September 29, 2019	September 29, 2019
Operating lease cost (1)	$1,578	$4,211

Finance lease cost
Amortization of leased assets (2)	78	174
Interest on lease liabilities (3)	15	25
Total finance lease costs	93	199
Total lease cost	$1,671	$4,410

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

Short-term lease expense and variable lease cost for the three and nine months ended September 29, 2019 were not significant.

The estimated future minimum lease payments only include obligations for which we are reasonably certain to exercise our renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating	Finance	Total
2019	$1,594	$101	$1,695
2020	4,403	404	4,807
2021	3,377	404	3,781
2022	2,521	392	2,913
2023	1,966	392	2,358
After 2023	5,158	1,187	6,345
Less: Interest	(2,125)	(225)	(2,350)
Present value of lease liabilities	$16,894	$2,655	$19,549

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	September 29, 2019
Weighted average remaining lease term (years)
Operating leases	6.2
Finance leases	7.3
Weighted average discount rate (percentage)
Operating leases	4.4%
Finance leases	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

Other Information	September 29, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$(16,664)
Amortization expense on finance ROU assets	174
Change in total operating lease liabilities	16,894
Principal paid on operating lease liabilities	(3,767)
Total Operating Activities	$(3,363)
Financing Activities
Principal paid on finance lease liabilities	$(183)
Supplemental
Interest Paid on finance lease liabilities	$24

As of September 29, 2019, the Company has not entered into any lease agreements with related parties.

Operating Lease Commitments Disclosure under ASC 840

Minimum rental commitments due under non-cancelable operating leases, primarily for office and warehouse facilities, were as follows at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Minimum lease commitments	$6,296	$4,079	$2,740	$1,595	$914	$946

(6) Special and Restructuring Charges, net

Special and restructuring charges, net

Special and restructuring charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges, net on our condensed consolidated statements of (loss) income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges, net line item on the condensed consolidated statements of (loss) income for the three and nine months ended September 29, 2019 and September 30, 2018:

	Special & restructuring charges, net
	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Special charges, net	$18,481	$1,898	$14,198	$5,922
Restructuring charges, net	5,038	1,090	5,695	6,002
Total special and restructuring charges, net	$23,519	$2,988	$19,893	$11,924

Special charges (recoveries), net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the three and nine months ended September 29, 2019:

	Special charges (recoveries), net
	For the three months ended September 29, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Business sales	$1,859	$—	$9,785	$—	$11,644
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	—	3,953	3,953
Other cost savings initiatives	2,085	—	—	799	2,884
Total special charges (recoveries), net	$3,944	$—	$9,785	$4,752	$18,481

	Special charges (recoveries), net
	For the nine months ended September 29, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Business sales	$(5,868)	$—	$9,938	$286	$4,356
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	—	6,028	6,028
Other cost savings initiatives	2,085	—	—	1,729	3,814
Total special (recoveries) charges, net	$(3,783)	$—	$9,938	$8,043	$14,198

Business sales: The Company incurred net special charges of $11.6 million and $4.4 million for the three and nine months ended September 29, 2019, respectively, attributed to the sale of our Reliability Services, Spence Engineering and Rosscor businesses. The Company announced the divestitures of these businesses as follows: Spence Engineering Company ("Spence") and Leslie Controls ("Leslie") in August 2019, Reliability Services in January 2019, and our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business" or "Rosscor") in November 2018. During the quarter ended September 29, 2019, we received cash proceeds of $84.6 million and recognized a loss on sale of $8.2 million related to the Spence divestiture. The Energy segment incurred $1.5 million of 2019 operating expenses associated with the Reliability Services business, which are presented net within Energy's business sales recoveries line for the nine months ended September 29, 2019.

Professional fees: The Company incurred special charges of $4.0 million and $6.0 million for the three and nine months ended September 29, 2019, respectively, associated with the review and response to an unsolicited tender offer to acquire the Company.

Other cost savings initiatives: The Company incurred special charges of $2.9 million and $3.8 million for the three and nine months ended September 29, 2019, respectively, associated with projects to streamline operations and reduce costs.

The table below (in thousands) outlines the special charges, net recorded for the three and nine months ended September 30, 2018:

	Special Charges, net
	For the three months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$1,210	$1,210
Other	490	—	—	—	490
Brazil closure	198	—	—	—	198
Total special charges, net	$688	$—	$—	$1,210	$1,898

	Special Charges, net
	For the nine months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Acquisition related charges	$—	$—	$—	$4,665	$4,665
Other	527	—	—	—	527
Brazil closure	730	—	—	—	730
Total special charges, net	$1,257	$—	$—	$4,665	$5,922

Acquisition related charges:

•
On December 11, 2017, we acquired the fluid handing business of Colfax Corporation ("FH"). In connection with our acquisition, we recorded $1.2 million and $4.7 million during the three and nine months ended September 30, 2018, respectively, related to internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into our legacy structure.

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

Restructuring charges, net

The tables below (in thousands) outline the charges associated with restructuring actions recorded for the three and nine months ended September 29, 2019 and September 30, 2018. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring charges, net
	As of and for the three months ended September 29, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$209	$62	$749	$—	$1,020
Employee related expenses, net	—	—	4,018	—	4,018
Total restructuring charges, net	$209	$62	$4,767	$—	$5,038

Accrued restructuring charges as of June 30, 2019					$491
Total quarter to date charges, net (shown above)					5,038
Charges paid / settled, net					(707)
Accrued restructuring charges as of September 29, 2019					$4,822

	Restructuring charges, net
	As of and for the nine months ended September 29, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$312	$279	$749	$—	$1,340
Employee related expenses, net	17	(3)	4,341	—	4,355
Total restructuring charges, net	$329	$276	$5,090	$—	$5,695

Accrued restructuring charges as of December 31, 2018					$874
Total year to date charges, net (shown above)					5,695
Charges paid / settled, net					(1,747)
Accrued restructuring charges as of September 29, 2019					$4,822

We expect to make payment or settle the majority of the restructuring charges accrued as of September 29, 2019 during the fourth quarter of 2019.

	Restructuring charges, net
	As of and for the three months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$619	$60	$—	$—	$679
Employee related expenses	131	—	280	—	411
Total restructuring charges, net	$750	$60	$280	$—	$1,090

Accrued restructuring charges as of July 1, 2018					$785
Total quarter to date charges, net (shown above)					1,090
Charges paid / settled, net					(1,345)
Accrued restructuring charges as of September 30, 2018					$530

	Restructuring charges, net
	As of and for the nine months ended September 30, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$(2,812)	$190	$—	$—	$(2,622)
Employee related expenses	7,135	—	1,489	—	8,624
Total restructuring charges, net	$4,323	$190	$1,489	$—	$6,002

Accrued restructuring charges as of December 31, 2017					$883
Total year to date charges, net (shown above)					6,002
Charges paid / settled, net					(6,355)
Accrued restructuring charges as of September 30, 2018					$530

(7) Inventories

Inventories consisted of the following (in thousands):

	September 29, 2019	December 31, 2018
Raw materials	$73,568	$66,391
Work in process	53,127	58,911
Finished goods	25,049	18,380
Total inventories	$151,744	$143,682

(8) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2018 and September 29, 2019 (in thousands):

	Energy	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2018	$96,272	$57,418	$296,915	$450,605
Spence divestiture	—	—	(85,474)	(85,474)
Currency translation adjustments	(6,794)	(67)	2,034	(4,827)
Goodwill as of September 29, 2019	$89,478	$57,351	$213,475	$360,304

The table below presents gross intangible assets and the related accumulated amortization as of September 29, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	295,833	(72,217)	223,616
Backlog	22,407	(22,312)	95
Acquired technology	133,348	(39,183)	94,165
Other	398	(398)	—
Total Amortized Assets	$457,385	$(139,509)	$317,876

Non-amortized intangibles (primarily trademarks and trade names)	$74,639	$—	$74,639
Total Non-Amortized Intangibles	$74,639	$—	$74,639
Net carrying value of intangible assets			$392,515

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 29, 2019 (in thousands):

	2019	2020	2021	2022	2023	After 2023
Estimated amortization expense	$11,919	$43,242	$41,525	$36,534	$32,026	$152,630

(9) Segment Information

Our Chief Operating Decision Maker evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and serves as the basis for determining incentive compensation achievement.

We organize our reporting structure into three segments: Energy, Aerospace & Defense and Industrial.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenues
Energy	$55,835	$70,718	$184,464	$206,090
Aerospace & Defense	67,621	57,757	193,555	173,734
Industrial	113,596	118,734	343,656	366,930
Consolidated net revenues	$237,052	$247,209	$721,675	$746,754

Results from continuing operations before income taxes
Energy - Segment Operating Income	$5,286	$9,726	$23,607	$26,044
Aerospace & Defense - Segment Operating Income	13,564	8,709	33,382	24,631
Industrial - Segment Operating Income	13,953	14,609	40,878	42,592
Corporate expenses	(7,209)	(8,034)	(20,250)	(22,284)
Segment Operating Income	25,594	25,010	77,617	70,983
Restructuring charges, net	5,038	1,090	5,695	6,002
Special charges, net	18,481	1,898	14,198	5,922
Special and restructuring charges, net	23,519	2,988	19,893	11,924
Restructuring related inventory charges	(1,145)	—	(819)	488
Amortization of inventory step-up	—	—	—	6,600
Acquisition amortization	11,202	11,734	34,527	35,299
Acquisition depreciation	1,102	1,743	3,331	5,314
Acquisition amortization and other costs, net	11,159	13,477	37,039	47,701
Consolidated Operating (Loss) Income	(9,084)	8,545	20,685	11,358
Interest expense, net	11,804	14,137	37,846	39,711
Other income, net	(759)	(1,580)	(2,755)	(7,079)
Loss from continuing operations before income taxes	$(20,129)	$(4,012)	$(14,406)	$(21,274)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Capital expenditures
Energy	$487	$1,842	$1,686	$4,724
Aerospace & Defense	1,826	1,320	3,204	3,161
Industrial	1,602	910	3,968	6,760
Corporate	222	187	877	574
Consolidated capital expenditures	$4,137	$4,259	$9,735	$15,219

Depreciation and amortization
Energy	$2,755	$3,390	$8,440	$10,364
Aerospace & Defense	3,145	2,716	8,579	8,244
Industrial	11,149	12,337	35,033	37,158
Corporate	131	171	416	592
Consolidated depreciation and amortization	$17,180	$18,614	$52,468	$56,358

Identifiable assets	September 29, 2019	September 30, 2018
Energy	$499,463	$905,708
Aerospace & Defense	436,120	642,431
Industrial	1,391,897	1,020,849
Corporate	(859,349)	(756,138)
Consolidated identifiable assets	$1,468,131	$1,812,850

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for

Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $12.8 million and $28.2 million as of September 29, 2019 and September 30, 2018, respectively.

(10) Financial Instruments

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

The fair value measurements of the Company's financial instruments as of September 29, 2019 are summarized in the table below (in thousands):

Significant Other Observable Inputs
Derivative assets	$4,345
Derivative liabilities	$(10,160)

 The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of September 29, 2019 and December 31, 2018, the outstanding balance of the Company’s debt approximated fair value based on current rates available to the Company for debt of the same maturity and is a Level 2 financial instrument.

As of September 29, 2019 and December 31, 2018, the Company had restricted cash balances of $1.0 million and $2.3 million, respectively. These balances are recorded within prepaid and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

During the third quarter of 2019, the Company entered into a receivables purchasing agreement with a bank whereby the Company can sell selected account receivables and receive 90% of the purchase price upfront, net of applicable discount fee, and the remaining 10% as the receivables are collected. During the quarter, the Company sold a total of $13.5 million in receivables under the program, receiving $12.1 million in cash. The outstanding purchase price component of $1.4 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet at September 29, 2019.

Effective July 12, 2019, the Company entered into a cross-currency swap ("cross-currency swap") agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an ISDA Master Agreement with Deutsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement was entered into to mitigate foreign currency exchange rate exposure, and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end.

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The aggregate net fair value of the interest rate swap and cross-currency swap was $(5.8) million. These balances are recorded in other long-term liabilities of $6.5 million, accrued expenses and other current liabilities of $3.7 million, other current assets of $2.6 million and long-term deferred tax asset of $1.7 million on our condensed consolidated balance sheet as of September 29, 2019. The unrealized gains or (losses) recognized in other comprehensive income (loss), net of tax, were $2.2 million and $(5.0) million for the three and nine months ended September 29, 2019, respectively. The realized loss of $0.4 million and $0.8 million was reclassified from other comprehensive income (loss) to interest expense as interest expense was accrued on the swap during the three and nine months ended September 29, 2019, respectively. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $3.7 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.2 million and $18.6 million for the three and nine months ended September 29, 2019, respectively.

(11) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of September 29, 2019.

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

The following table sets forth information related to our product warranty reserves for the nine months ended September 29, 2019 (in thousands):

Balance beginning December 31, 2018	$2,980
Provisions	2,204
Claims settled	(2,361)
Currency translation adjustment	(54)
Balance ending September 29, 2019	$2,769

Warranty obligations were $3.0 million as of December 31, 2018 and $2.8 million as of September 29, 2019, as net claims settled and quarterly provisions within our Industrial and Energy operating segments largely offset.

(12) Commitments and Contingencies

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million was initially recorded as a liability as of December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and was approved by the California Superior Court during 2018. The Company made the payment during the third quarter of 2019.

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

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $44.5 million at September 29, 2019. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 29, 2019.

The following table contains information related to standby letters of credit instruments outstanding as of September 29, 2019 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$33,175
Greater than 12 months	11,281
Total	$44,456

(13) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	1,967	1,762	5,901	5,285
Expected return on plan assets	(2,742)	(3,771)	(8,226)	(11,313)
Amortization	129	146	388	439
Net periodic benefit income	$(646)	$(1,863)	$(1,937)	$(5,589)

Pension Benefits - Non-U.S. Plans
Service cost	$680	$736	$2,062	$2,271
Interest cost	539	523	1,643	1,617
Expected return on plan assets	(235)	(243)	(726)	(755)
Amortization	4	—	13	—
Net periodic benefit cost	$988	$1,016	$2,992	$3,133

Other Post-Retirement Benefits
Service cost	$—	$—	$—	$1
Interest cost	93	86	280	259
Amortization	—	—	—	—
Net periodic benefit cost	$93	$86	$280	$260

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our condensed consolidated statements of (loss) income for the three months ended September 29, 2019 and September 30, 2018, respectively.

There were no employer contributions to the Company's U.S. and non- U.S. based pension plans during the three and nine months ended September 29, 2019.

(14) Income Taxes

As of September 29, 2019 and December 31, 2018, we had $0.6 million and $0.6 million, respectively, of unrecognized tax benefits, of which $0.5 million and $0.5 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2016 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain U.S. and foreign deferred income tax assets, we maintained a valuation allowance of $17.5 million at September 29, 2019 and $17.6 million at December 31, 2018. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

(15) Share-Based Compensation

As of September 29, 2019, the Company had 722,683 stock options and 402,591 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Company's board of directors on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 955,522 shares available for grant as of September 29, 2019.

During the nine months ended September 29, 2019, we granted 153,726 stock options compared with 127,704 stock options granted during the nine months ended September 30, 2018.

The average fair value of stock options granted during the first nine months of 2019 and 2018 was $11.84 and $14.68 per share, respectively, and was estimated using the following weighted-average assumptions:

	September 29, 2019	September 30, 2018
Risk-free interest rate	2.6%	2.5%
Expected life (years)	4.4	4.4
Expected stock volatility	38.1%	37.2%
Expected dividend yield	—%	—%

For additional information regarding the historical issuance of stock options, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the nine months ended September 29, 2019 and September 30, 2018, we granted 201,313 and 160,604 RSU Awards with approximate fair values of $32.73 and $43.11 per RSU Award, respectively. During the first nine months of 2019 and 2018, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 201,313 RSU Awards granted during the nine months ended September 29, 2019, 67,362 are performance-based RSU Awards. This compares to 48,080 performance-based RSU Awards granted during the nine months ended September 30, 2018. In 2019, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with target payouts ranging from 0% to 200%. In 2018 and prior years, the performance-based RSU Awards include metrics for achieving Return on Invested Capital and Adjusted Operating Margin with the same target payout ranges. Of the different performance-based RSU tranches, the Company anticipates approximately 80% overall achievement and probability to vest.

RSU MSPs totaling 56,379 and 34,937 with per unit discount amounts representing fair values of $11.10 and $14.06 per share were granted during the nine months ended September 29, 2019 and September 30, 2018, respectively.

Compensation expense related to our share-based plans for the nine months ended September 29, 2019 and September 30, 2018 was $4.2 million and $4.1 million, respectively. Compensation expense for both periods was recorded in selling, general and administrative expenses. As of September 29, 2019, there were $10.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 29, 2019 was 4.3 years and 3.5 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 29, 2019 was $0.0 million and the aggregate intrinsic value of stock options outstanding and options exercisable as of September 29, 2019 was $0.6 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 29, 2019 was $1.9 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 29, 2019 was $11.0 million and $0.2 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the nine months ended September 29, 2019 was less than $0.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of September 29, 2019 was $1.1 million and $0.0 million, respectively.

International participants are issued Cash Settled Stock Unit Awards. As of September 29, 2019, there were 47,997 Cash Settled Stock Unit Awards outstanding compared to 50,907 as of December 31, 2018. During the nine months ended September 29, 2019, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.9 million. As of September 29, 2019, we had $0.7 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.6 million as of December 31, 2018. Cash Settled Stock Unit Award related compensation costs for the nine months ended September 29, 2019 and September 30, 2018 were $1.1 million and $0.6 million, respectively. For the nine months ended September 29, 2019, $0.7 million was recorded as selling, general, and administrative expenses and $0.3 million was recorded as special charges related to the sale of our Pibiviesse Srl entity. The special charge amount related to the accelerated vesting of awards as a result of the transaction. For the nine months ended September 30, 2018, compensation costs for Cash Settled Stock Unit Awards were recorded entirely in selling, general, and administrative expense.

(16) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the nine months ended September 29, 2019 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2018	$(49,109)	$(19,114)	$(1,516)	$(69,739)
Other comprehensive loss	(16,882)	(393)	(6,371)	(23,646)
Balance as of September 29, 2019	$(65,991)	$(19,507)	$(7,887)	$(93,385)

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

(17) Loss Per Common Share ("EPS")

Stock options, RSU Awards, and RSU MSPs covering 440,780 and 371,017 shares of common stock for the nine months ended September 29, 2019 and September 30, 2018, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the realization of cost reductions from restructuring activities and expected synergies, the expected impact of tariff increases and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, the possibility that expected benefits related to the acquisition of the fluid handling business of Colfax Corporation ("FH") may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, our ability to successfully implement our divestiture, restructuring or simplification strategies, fluctuations in interest rates, our ability to successfully defend product liability actions, any actions of stockholders or others in response to expiration of the recent unsolicited tender offer and the cost and disruption of responding to those actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. We advise you to read further about these and other risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations

In June 2019, we became subject to an unsolicited tender offer to purchase all outstanding shares of our common stock. After reviewing the terms and conditions of the tender offer, our board of directors unanimously recommended that our stockholders reject the tender offer. The tender offer expired by its terms on July 19, 2019. In connection with our review and response to the tender offer, we incurred significant expenses, consisting primarily of advisory and legal fees, during the three and nine months ended September 29, 2019.
Third Quarter 2019 Compared With Third Quarter 2018

Consolidated Operations

	Three Months Ended
(in thousands)	September 29, 2019	September 30, 2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Energy	$55,835	$70,718	$(14,883)	$(16,579)	$2,199	$(503)
Aerospace & Defense	67,621	57,757	9,864	—	10,717	(853)
Industrial	113,596	118,734	(5,138)	(4,232)	2,615	(3,521)
Consolidated Net Revenues	$237,052	$247,209	$(10,157)	$(20,811)	$15,531	$(4,877)

Net revenues for the three months ended September 29, 2019 were $237.1 million, a decrease of $(10.2) million, or (-4%) as compared to the three months ended September 30, 2018, primarily driven by lower revenue as a result of divestitures (-8%), along with unfavorable foreign currency translation (-2%), which were partially offset by operational increases of (+6%), primarily driven by our Aerospace and Defense segment.

Segment Results

In accordance with accounting principles generally accepted in the U.S. (GAAP), a company's segment reporting should follow how the business is reviewed by its Chief Operating Decision Maker ("CODM"), which is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is its Chief Executive Officer ("CEO"), as the CEO has the ultimate responsibility for CIRCOR strategic decision-making and resource allocation.

Our CODM evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and serves as the basis for determining incentive compensation achievement.

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	September 29, 2019	September 30, 2018
Net revenues
Energy	$55,835	$70,718
Aerospace & Defense	67,621	57,757
Industrial	113,596	118,734
Consolidated net revenues	$237,052	$247,209

Loss from continuing operations before income taxes
Energy - Segment Operating Income	$5,286	$9,726
Aerospace & Defense - Segment Operating Income	13,564	8,709
Industrial - Segment Operating Income	13,953	14,609
Corporate expenses	(7,209)	(8,034)
Subtotal	25,594	25,010
Restructuring charges, net	5,038	1,090
Special charges, net	18,481	1,898
Special and restructuring charges, net (1)	23,519	2,988
Cost of sales related to divestitures	(1,145)	—
Acquisition amortization (2)	11,202	11,734
Acquisition depreciation (2)	1,102	1,743
Acquisition amortization and other costs, net	11,159	13,477
Consolidated operating (loss) income	(9,084)	8,545
Interest expense, net	11,804	14,137
Other (income), net	(759)	(1,580)
Loss from continuing operations before income taxes	$(20,129)	$(4,012)

Consolidated Operating Margin	(3.8)%	3.5%

(1) See Special and Restructuring Charges, net in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Three Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenue as reported	$55,835	$70,718	$(14,883)
Net Revenues excluding divestiture (1)	55,835	54,139	1,696
Segment Operating Income as reported	5,286	9,726	(4,440)
Segment Operating Income excluding divestiture (2)	5,286	6,821	(1,535)
Segment Operating Margin (adjusted)	9.5%	12.6%
Segment Orders	53,276	87,146	(33,870)
(1) Adjusted for the January 2019 divestiture of our Reliability Services business, which generated revenues of $0.0 million and $16.6 million for the three months ended September 29, 2019 and September 30, 2018, respectively.

(2) Adjusted for the January 2019 divestiture of our Reliability Services business, which contributed $0.0 million and $2.9 million to segment operating income for the three months ended September 29, 2019 and September 30, 2018, respectively.

Energy segment net revenues, excluding divestiture, increased $1.7 million, or (+3%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by increases in our Refinery Valves business (+6%), partially offset by declines within our Instrumentation and Sampling business (-2%) and unfavorable foreign currency fluctuations (-1%).

Energy segment orders decreased $(33.9) million, or (-39%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018, primarily driven by the divestiture of our Reliability Services business (-22%) and award push-outs within our Refinery Valves business (-14%).

Segment operating income, excluding divestiture, decreased $(1.5) million, or (-23%), to $5.3 million for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The decrease was primarily driven by our Refinery Valves business (-15%) and Instrumentation and Sampling business (-7%).

The decrease in Segment operating margin, excluding divestiture, from 12.6% to 9.5% was primarily driven by one time project expenses in the Refinery Valves business.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenues	$67,621	$57,757	$9,864
Segment Operating Income	13,564	8,709	4,855
Segment Operating Margin	20.1%	15.1%
Segment Orders	63,968	81,533	(17,565)

Aerospace & Defense segment net revenues increased by $9.9 million, or (+17%), to $67.6 million for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by organic increases in our defense-related business (+12%), as well as growth across commercial platforms (+7%), partially offset by unfavorable foreign currency fluctuations (-1%).

Aerospace & Defense segment orders decreased $(17.6) million, or (-22%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The decrease was driven by declines in our defense business (-21%) and the commercial business (-1%).

Segment operating income increased to $13.6 million, or (+56%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The increase in operating income was primarily driven by our U.S. Defense business (+34%) and Actuation business (+14%), along with higher revenue across the portfolio and the impact of price increases.

Segment operating margin increased from 15.1% in the three months ended September 30, 2018 to 20.1% for the three months ended September 29, 2019. The expanded operating margin reflects the impact of higher revenues, along with pricing initiatives and low cost manufacturing growth.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenues as reported	$113,596	$118,734	$(5,138)
Net Revenues excluding divestiture (1)	110,705	111,611	(906)
Segment Operating Income as reported	13,953	14,609	(656)
Segment Operating Income excluding divestiture (2)	13,953	13,436	517
Segment Operating Margin (adjusted)	12.6%	12.0%
Segment Orders	105,710	114,876	(9,166)
(1) Adjusted for the August 2019 divestiture of the Spence Engineering business ("Spence") and the October 2018 divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business"). Spence generated revenues of $2.9 million and $5.1 million for the three months ended September 29, 2019 and September 30, 2018, respectively. The Delden business generated revenues of $0.0 million and $2.1 million for the three months ended September 29, 2019 and September 30, 2018, respectively.

(2) Adjusted for the August 2019 divestiture of Spence and the October 2018 divestiture of the Delden Business. Spence contributed $0.0 million and $1.5 million to segment operating income for the three months ended September 29, 2019 and September 30, 2018, respectively. The Delden business contributed $0.0 million and $(0.4) million to segment operating income for the three months ended September 29, 2019 and September 30, 2018, respectively.

Industrial segment net revenues, excluding divestiture, decreased $(0.9) million, or (-1%), to $110.7 million, for the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The decrease was primarily driven by unfavorable foreign currency fluctuations (-3%), partially offset by organic growth within our Pumps and Valves businesses.

Industrial segment orders decreased $(9.2) million, or (-8%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018, primarily driven by lower orders in our Valves business (-6%) and Pumps business (-2%).

Segment operating income, excluding divestiture, increased $0.5 million, or (+4%), for the three months ended September 29, 2019 compared to the three months ended September 30, 2018, primarily driven by margin expansions resulting from ongoing pricing actions as well as integration synergies and productivity improvements.

Corporate Expenses

Corporate expenses decreased $(.8) million, or (10%) for the three months ended September 29, 2019 compared to the three months ended September 30, 2018.

Special and Restructuring Charges, net

During the three months ended September 29, 2019 and September 30, 2018, the Company recorded net charges of $23.5 million and $3.0 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges, net". These special and restructuring charges, net are described in further detail in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Costs of sales related to divestitures

During the three months ended September 29, 2019 and September 30, 2018, the Company recorded a recovery of $(1.1) million and $0.0 million, respectively, within our condensed consolidated statement of income (loss) caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the three months ended September 29, 2019 and September 30, 2018, the Company recorded amortization expense of $11.2 million and $11.7 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Step-up Depreciation

During the three months ended September 29, 2019 and September 30, 2018, the Company recorded depreciation expense of $1.1 million and $1.7 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense decreased $(2.3) million to $11.8 million in the three months ended September 29, 2019 compared to the three months ended September 30, 2018. The change in interest expense was primarily due to lower debt balances, partially offset by higher interest rates.

Other Income, net

During the three months ended September 29, 2019, we had other income, net of $0.8 million, as compared to other income, net of $1.6 million for the three months ended September 30, 2018. The year-over-year change is driven by lower foreign exchange gains and lower pension income. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive Loss

During the three months ended September 29, 2019 we had comprehensive loss of $120.7 million, as compared to comprehensive loss of $1.5 million for the three months ended September 30, 2018. The change in comprehensive loss is further outlined in our condensed consolidated statements of comprehensive loss included in this Quarterly Report on Form 10-Q.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended September 29, 2019 as compared to the three months ended September 30, 2018 (in thousands, except percentages).

	Three months ended
	September 29, 2019	September 30, 2018
LOSS BEFORE INCOME TAXES	$(20,129)	$(4,012)

U.S. tax rate	21.0%	21.0%
State Taxes	8.7%	(6.1)%
Global Intangible Low-Taxed Income impact	(9.0)%	(26.1)%
Foreign derived intangible income	7.8%	(0.3)%
Foreign Tax rate differential	(3.8)%	11.1%
Dispositions	(41.0)%	—%
Impairment	(55.8)%	—%
Intercompany financing	32.1%	8.6%
Other	2.6%	(7.1)%
Effective tax rate	(37.4)%	1.1%

Provision for/(benefit from) income taxes	$7,520	$(45)

The above changes in the various rate reconciling items for the three months ended September 29, 2019 compared to the three months ended September 30, 2018 are mainly due to disposition and impairment charges which are not deductible for tax purposes.

First Nine Months of 2019 Compared With First Nine Months of 2018

Consolidated Operations

	Nine Months Ended
(in thousands)	September 29, 2019	September 30, 2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Energy	$184,464	$206,090	$(21,626)	$(45,436)	$25,861	$(2,051)
Aerospace & Defense	193,555	173,734	19,821	—	22,887	(3,066)
Industrial	343,656	366,930	(23,274)	(8,800)	280	(14,754)
Consolidated Net Revenues	$721,675	$746,754	$(25,079)	$(54,236)	$49,028	$(19,871)

Net revenues for the nine months ended September 29, 2019 were $721.7 million, a decrease of $(25.1) million, or (-3%), as compared to the nine months ended September 30, 2018, primarily driven by divestitures (-7%) and unfavorable foreign currency translation (-3%), partially offset by organic growth primarily from our Energy and Aerospace & Defense businesses (+7%).

Segment Results

(in thousands, except percentages)	Nine Months Ended
	September 29, 2019	September 30, 2018
Net revenues
Energy	$184,464	$206,090
Aerospace & Defense	193,555	173,734
Industrial	343,656	366,930
Consolidated net revenues	$721,675	$746,754

Loss from continuing operations before income taxes
Energy - Segment Operating Income	$23,607	$26,044
Aerospace & Defense - Segment Operating Income	33,382	24,631
Industrial - Segment Operating Income	40,878	42,592
Corporate expenses	(20,250)	(22,284)
Subtotal	77,617	70,983
Restructuring charges, net	5,695	6,002
Special charges, net	14,198	5,922
Special and restructuring charges, net (1)	19,893	11,924
Cost of sales related to divestitures	(819)	488
Amortization of inventory step-up	—	6,600
Acquisition amortization (2)	34,527	35,299
Acquisition depreciation (2)	3,331	5,314
Acquisition amortization and other costs, net	37,039	47,701
Consolidated Operating Income	20,685	11,358
Interest expense, net	37,846	39,711
Other income, net	(2,755)	(7,079)
Loss from continuing operations before income taxes	$(14,406)	$(21,274)

Consolidated Operating Margin	2.9%	1.5%

(1) See Special and Restructuring Charges, net in Note 6 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Energy Segment

	Nine Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenues as reported	$184,464	$206,090	$(21,626)
Net Revenues excluding divestiture (1)	181,358	157,362	23,996
Segment Operating Income as reported	23,607	26,044	(2,437)
Segment Operating Income excluding divestiture (2)	23,607	21,045	2,562
Segment Operating Margin (adjusted)	13.0%	13.4%
Segment Orders	145,346	239,307	(93,961)
(1) Adjusted for the January 2019 divestiture of our Reliability Services business, which generated revenues of $3.1 million and $48.7 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.

(2) Adjusted for the January 2019 divestiture of our Reliability Services business, which contributed $0.0 million and $5.0 million to segment operating income for the nine months ended September 29, 2019 and September 30, 2018, respectively.

Energy segment net revenues, excluding divestiture, increased $24.0 million, or (+15%), for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The increase was primarily driven by organic growth in the Refinery Valves business (+13%) and growth across the remaining Energy portfolio (+3%), partially offset by unfavorable foreign currency translation (-1%).

Energy segment orders decreased $(94.0) million, or (-39%), for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018, primarily driven by the divestiture of our Reliability Services business (-21%) and award push-outs within our Refinery Valves business (-18%).

Segment operating income, excluding divestiture, increased $2.6 million, or (+12%), to $23.6 million, for the nine months ended September 29, 2019 compared to $21.0 million for the nine months ended September 30, 2018. The increase was primarily driven by volume and efficiencies in our Refinery Valves business (+9%) and the remainder of the Energy portfolio (+5%).

Segment operating margin, excluding divestiture, remained consistent between periods.

Aerospace & Defense Segment

	Nine Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenues	$193,555	$173,734	$19,821
Segment Operating Income	33,382	24,631	8,751
Segment Operating Margin	17.2%	14.2%
Segment Orders	245,480	200,767	44,713

Aerospace & Defense segment net revenues increased by $19.8 million, or (+11%), to $193.6 million for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The increase was driven by our Defense businesses (+8%), along with growth across the remaining portfolio (+5%), which was partially offset by unfavorable foreign currency fluctuations (-2%).

Aerospace & Defense segment orders increased $44.7 million, or (+22%), for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018, primarily driven by our U.S. Defense orders (+20%), growth across the remainder of the portfolio (+4%), partially offset by unfavorable foreign currency translation (-2%).

Segment operating income increased $8.8 million, or (+36%), to $33.4 million for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The increase in operating income was primarily driven by the U.S. Defense business (+23%) and Actuation business (+12%).

The increase in segment operating margin from 14.2% to 17.2% was driven by higher revenues, along with pricing initiatives and low cost manufacturing growth.

Industrial Segment

	Nine Months Ended
(in thousands, except percentages)	September 29, 2019	September 30, 2018	Change
Net Revenues as reported	$343,656	$366,930	$(23,274)
Net Revenues excluding divestiture (1)	330,201	344,624	(14,423)
Segment Operating Income as reported	40,878	42,592	(1,714)
Segment Operating Income excluding divestiture (2)	37,606	38,949	(1,343)
Segment Operating Margin (adjusted)	11.4%	11.3%
Segment Orders	350,116	388,229	(38,113)
(1) Adjusted for the August 2019 divestiture of Spence and the October 2018 divestiture of the Delden Business. Spence generated revenues of $13.4 million and $14.8 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. The Delden Business generated revenues of $0.0 million and $7.5 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.

(2) Adjusted for the August 2019 divestiture of Spence and the October 2018 divestiture of the Delden Business. Spence contributed $3.3 million and $4.4 million to segment operating income for the nine months ended September 29, 2019 and September 30, 2018, respectively.
The Delden Business contributed $0.0 million and ($0.7) million to segment operating income for the nine months ended September 29, 2019 and September 30, 2018, respectively.

Industrial segment net revenue, excluding divestiture, decreased $(14.4) million, or (-4%), to $330.2 million for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily driven by unfavorable foreign exchange (-4%), along with declines within our Pumps businesses (-1%), partially offset by growth in our Valves businesses (+2%).

Industrial segment orders decreased $(38.8) million, or (-10%), for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018, driven by declines within our Pumps Business (-8%) and our Valves Business (-2%).

Segment operating income, excluding divestiture, decreased $(1.3) million, or (-4%), for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018, primarily driven by declines within our Pumps Businesses (-17%), partially offset by strength in our Valves business (+9%) in both Europe and North America.

Segment operating margin remained consistent with price increases and synergies offset by volume and unfavorable foreign exchange.

Corporate Expenses

Corporate expenses were $20.3 million for the nine months ended September 29, 2019 compared to $22.3 million for the nine months ended September 30, 2018. The decrease from the prior year was primarily driven by lower professional fees and integration costs.

Special and Restructuring Charges, net

During the nine months ended September 29, 2019 and September 30, 2018, the Company recorded net charges of $19.9 million and $11.9 million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring charges, net". These special and restructuring charges, net are described in further detail in Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cost of sales related to divestitures

During the nine months ended September 29, 2019 and September 30, 2018, the Company recorded a recovery of $(0.8) million and a net charge of $0.5 million, respectively, within our condensed consolidated statements of (loss) income caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the nine months ended September 29, 2019 and September 30, 2018, the Company recorded amortization expense of $34.5 million and $35.3 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Step-up Depreciation

During the nine months ended September 29, 2019 and September 30, 2018, the Company recorded depreciation expense of $3.3 million and $5.3 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the FH acquisition.

Interest Expense, net

Interest expense decreased $(1.9) million to $37.8 million in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The change in interest expense was primarily due to lower debt balances.

Other Income, net

During the nine months ended September 29, 2019, we had other income, net of $(2.8) million, as compared to other income, net of $(7.1) million for the nine months ended September 30, 2018. The year-over-year change is driven by lower foreign exchange gains and lower pension income. Effective January 1, 2018, all non-service pension gains and losses are recorded in the Other income, net caption on our condensed consolidated statements of (loss) income.

Comprehensive Loss

During the nine months ended September 29, 2019, we had comprehensive loss of $(159.1) million, as compared to comprehensive loss of $(30.3) million for the nine months ended September 30, 2018. The change in comprehensive loss is further outlined in our condensed consolidated statements of comprehensive loss included in this Quarterly Report on Form 10-Q.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018 (in thousands, except percentages).

	Nine Months Ended
	September 29, 2019	September 30, 2018
LOSS BEFORE INCOME TAXES	$(14,406)	$(21,274)

U.S. tax rate	21.0%	21.0%
State taxes	12.2%	4.0%
Global Intangible Low-Taxed Income impact	(11.9)%	(18.6)%
Foreign derived intangible income	9.5%	3.4%
Foreign Tax rate differential	(5.0)%	(9.2)%
Dispositions	(77.4)%	—%
Impairment	(78.0)%	—%
Intercompany financing	40.1%	18.6%
Other	(4.3)%	1.6%
Effective tax rate	(93.8)%	20.8%

Provision for/(benefit from) income taxes	$13,513	$(4,434)

The above changes in the various rate reconciling items for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018 are mainly due to disposition and impairment charges which are not deductible for tax purposes.

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

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	September 29, 2019	September 30, 2018
Cash flow provided by (used in):
Operating activities	$(911)	$23,463
Investing activities	151,201	(10,523)
Financing activities	(147,841)	(47,785)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,753)	(5,154)
Increase / (decrease) in cash, cash equivalents and restricted cash	$696	$(39,999)

During the nine months ended September 29, 2019, cash used in operations was $0.9 million compared to cash provided by operations of $23.5 million during the same period in 2018. The $24.4 million decrease in cash provided was primarily driven by a one-time pricing reimbursement in 2018 and lower overall revenue volume primarily as a result of divestitures, partially offset by increased cash from working capital and an increased cash usage of $10.8 million attributed to discontinued operations.

During the nine months ended September 29, 2019, we generated $151.2 million of cash from investing activities as compared to using cash of $10.5 million from investing activities during the same period in 2018. The $161.7 million year over year increase in cash generated was primarily driven by the sale of our Reliability Services and Spence businesses which generated net proceeds of $164.3 million in 2019 and lower purchases of property, plant, and equipment of $5.4 million, partially offset by a $6.3 million cash receipt in 2018 related to the working capital settlement with FH.

During the nine months ended September 29, 2019, we used $147.8 million of cash in financing activities as compared to $47.8 million of cash used in financing activities during the same period in 2018. The $100.1 million year over year increase in cash used in financing activities arises from an $160.7 million increase in net debt repayments, offset by a $61.2 million repayment of cash to the FH seller in 2018.

As of September 29, 2019, total debt was $640.9 million compared to $786.0 million as of December 31, 2018. Total debt as a percentage of total shareholders’ equity was 172% as of September 29, 2019 compared to 149% as of December 31, 2018. As of September 29, 2019, we had available capacity to borrow an additional $108.0 million under our revolving credit facility.

On April 12, 2018, the Company entered into a hedging agreement to mitigate the inherent risk associated with our outstanding debt. The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. Refer to Note 10, "Financial Instruments", of the condensed consolidated financial statements included within this Quarterly Report Form 10-Q.

We entered into a secured credit agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity. We entered into the 2017 Credit Agreement to fund acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. As of September 29, 2019, we had borrowings of $640.9 million outstanding under the 2017 Credit Agreement and $44.5 million outstanding on letters of credit.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at September 29, 2019 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.0:1 as of September 29, 2019, which remained consistent with our ratio of 2.3:1 as of December 31, 2018.

As of September 29, 2019, cash, cash equivalents, and short-term investments totaled $69.2 million. These cash and cash equivalent balances are substantially all held in foreign bank accounts. This compares to $68.5 million of cash, cash equivalents, and short-term investments as of December 31, 2018, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows. In addition, we may utilize our 2017 Credit Agreement for U.S.-based cash needs.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. See Financial Instruments in Note 10.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding debt. Refer to Note 10, "Financial Instruments", of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 29, 2019, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

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
2.1
Quota Purchase Agreement, dated as of July 13, 2019, as amended by Amendment No. 1 to the Quota Purchase Agreement, dated as of July, 26, 2019, between CEP Holdings Sarl and P&P Flow Control AG, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed with the SEC on August 1, 2019.

2.2
Asset Purchase Agreement, dated as of August 30, 2019, by and among Spence Engineering Company, Inc., Leslie Controls, Inc., Emerson Process Management Regulator Technologies, Inc. and the Company (for certain enumerated provisions), incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed with the SEC on September 6, 2019.

10.1
Guaranty dated August 30, 2019 by the Company to Emerson Process Management Regulator Technologies, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14962), filed with the SEC on September 6, 2019.

10.2*		First Amendment to the Amended and Restated Management Stock Purchase Plan
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, as filed with the Securities and Exchange Commission on November 13, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of September 29, 2019 and December 31, 2018
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three and Nine Months Ended September 29, 2019 and September 30, 2018
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 29, 2019 and September 30, 2018
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2019 and September 30, 2018
	(v)	Condensed Consolidated Statements of Shareholders' Equity as of Three and Nine Months Ended September 29, 2019 and September 30, 2018
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 13, 2019	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

November 13, 2019	/s/ Chadi Chahine
Chadi Chahine
Senior Vice President and Chief Financial Officer
Principal Financial Officer

November 13, 2019	/s/ Gregory C. Bowen
Gregory C. Bowen
Senior Vice President and Corporate Controller
Principal Accounting Officer