Form 10-K
period 2019-12-31
CIRCOR INTERNATIONAL INC
filed 2020-03-31
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 001-14962

CIRCOR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		001-14962	04-3477276
(State or other jurisdiction of incorporation or organization)		(Commission File Number)	(I.R.S. Employer Identification No.)

30 CORPORATE DRIVE, SUITE 200
Burlington,	MA		01803-4238
(Address of principal executive offices and Zip Code)			(Zip Code)

(781) 270-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CIR	New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 was $887,999,502. The registrant does not have any non-voting common equity.

As of March 2, 2020, there were 19,920,230 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 7, 2020. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2019.

Part I

Item 1.    Business

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including realization of cost reductions from restructuring activities and expected synergies, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the price of and demand for oil and gas in both domestic and international markets, our ability to successfully integrate acquired businesses, as contemplated, our ability to successfully implement our divestiture, restructuring or simplification strategies, the possibility that expected benefits related to the Fluid Handling acquisition may not materialize as expected, any adverse changes in governmental policies, variability of raw material and component pricing, changes in our suppliers’ performance, fluctuations in foreign currency exchange rates, changes in tariffs or other taxes related to doing business internationally, our ability to hire and retain key personnel, our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs, our ability to generate increased cash by reducing our working capital, our prevention of the accumulation of excess inventory, fluctuations in interest rates, our ability to successfully defend product liability actions, any actions of stockholders or others in response to the expiration of the recent unsolicited tender offer and the cost and disruption of responding to those actions, as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of health pandemics, natural disasters, terrorist attacks, current Middle Eastern conflicts and related matters. For a discussion of these risks, uncertainties and other factors, see Item 1A, "Risk Factors" in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

CIRCOR International, Inc. was incorporated under the laws of Delaware on July 1, 1999. As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

We design, manufacture and market differentiated technology products and sub-systems for markets including industrial, aerospace and defense, and energy. CIRCOR has a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill its customers’ mission critical needs. The Company’s strategy is to grow organically and through complementary acquisitions; simplify CIRCOR’s operations, including through dispositions of non-core assets; achieve world class operational excellence; and attract and retain top industry talent. We have a global presence and operate 25 major manufacturing facilities that are located in North America, Western Europe, Morocco, and India. The Company has the following reportable business segments: Industrial (“Industrial segment”), Aerospace & Defense (“Aerospace & Defense segment”), and Energy ("Energy segment" or "Energy"). We sell our products through distributors, representatives, Engineering, Procurement and Construction ("EPC") companies, as well as directly to end-user customers and original equipment manufacturers (“OEMs”).

In 2019, we completed the divestiture of our Engineered Valves ("EV") business and announced our intent to sell our Distributed Valves ("DV") business. These actions stemmed from our decision to exit the upstream oil and gas valves market, which was a strategic shift for the Company. As a result, these businesses are both accounted for as discontinued operations in our consolidated financial statements. The following discussion in this Item 1 relates only to our continuing operations unless otherwise noted. Refer to Note 1, Description of Business along with Note 3, Discontinued Operations and Assets Held for Sale, to the consolidated financial statements included in this Annual Report for additional information.

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

2) Simplify CIRCOR. In 2013, we embarked on a long-term journey to simplify CIRCOR. We have a large number of facilities relative to our size and believe that simplifying this structure will not only expand our margins by reducing cost, but will help us improve our customer service, operations, and controls. We obtain an in depth understanding of our customer needs and competitor capabilities in our end markets, and continue to simplify our product portfolio and the number of unique products we offer in the marketplace through active product management. During 2019, our simplification strategy shifted to include the exit of upstream oil and gas businesses.

3) Achieve World Class Operational Excellence. Our Global Operations and Supply Chain organization is fully committed to achieving operational excellence in support of our customers’ expectations of perfect quality, on-time delivery and market competitiveness. We follow the CIRCOR Operating System ("COS") which creates a disciplined culture of continuous improvement for driving operational excellence including a sales and inventory operations plan that provides for world-class quality and delivery while maintaining an optimal level of working capital. COS is comprised of ten business process attributes designed to engage and empower our employees to recognize and eliminate waste, work real-time problem solving as part of their everyday job experience, and enhance our performance both in operations and business office processes. Under the COS, our employees participate in a regimented training program and receive regular prescriptive assessments / action plans to drive process maturity. Quantitative performance metrics define site certification levels to help attain and sustain a level of quality, productivity, inventory management and market competitiveness that delights our customers, shareholders, and employees.

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

Business Segments

Industrial

Industrial is a global portfolio of highly engineered and differentiated fluid handling and flow control products. Our primary products are positive displacement pumps, specialty centrifugal pumps, automatic recirculating valves, control valves, and harsh environment flow control products for steam and cryogenic applications.

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

Markets and Applications

Industrial serves the general industrial, commercial marine, oil & gas, and power and process markets.

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

•The oil & gas market is divided into three sub-segments: upstream, midstream, and downstream. In midstream, our products are used in the transfer of oils and refined products via pipelines, ship vessels, railcars, and trucks. Our products and services are also used to manage and maintain storage terminals. In downstream, our products are used to support critical refining processes, both directly in the process and as part of integrated equipment supplied by OEMs. In 2019, we initiated a strategic shift away from upstream.

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

Brands

Industrial manufactures and markets products and services through the following brands:

Allweiler, Houttuin, IMO Pump, IMO AB, Leslie Controls, CPC Cryolab RG Lawrence, Rockwood Swendemann, RTK, Schroedahl, Tushaco, and Zenith.

Products

Industrial offers a range of fluid handling products and services, including:

•	3 Screw Pumps

•	2 Screw Pumps

•	Progressing Cavity Pumps

•	Specialty Centrifugal Pumps

•	Gear Metering Pumps

•	Automatic Recirculation Valves

•	Severe Service and General Service Control Valves

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

Revenue and Backlog

Industrial accounted for $450.7 million, $487.6 million and $139.1 million or 47%, 48% and 28% of our net revenues for the years ended December 31, 2019, 2018 and 2017. Industrial backlog as of January 31, 2020 was $157.2 million compared with $168.2 million as of January 31, 2019. Industrial backlog represents backlog orders we believe to be firm.

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

•The aerospace market that we serve includes commercial aerospace primarily focused on systems and components on airliners and business jets, such as hydraulic, pneumatic, fuel and ground support equipment including maintenance, repair and overhaul (MRO). In addition, we serve the defense aerospace market, including military and naval applications where controls or motion switches are mission critical. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, submarines, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including MRO.

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

Revenue and Backlog

Aerospace & Defense accounted for $272.6 million, $237.0 million and $183.0 million, or 28%, 23% and 36% of our net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Aerospace & Defense backlog as of January 31, 2020 was $191.1 million compared with $183.3 million as of January 31, 2019. Aerospace & Defense backlog represents orders we believe to be firm.

Energy

The Energy segment significantly changed in 2019, reflecting CIRCOR's move away from the upstream oil and gas markets, as well as the divestiture of non-core assets. The Reliability Services business, which was added to the Energy segment in 2018 after the Fluid Handling acquisition, was divested in January of 2019. Reflecting our strategic shift away from upstream oil and gas, the EV business was divested in July 2019, and the DV business has been classified as held for sale. Additionally, in January 2020, we sold our non-core Instrumentation and Sampling business.

The remaining Energy businesses provide highly engineered integrated flow control solutions, valves, pipelines products and services for the midstream and downstream oil & gas and refinery markets.

We are focused on satisfying our customers’ mission-critical application needs by utilizing advanced technologies. Our flow control solutions can withstand extreme temperatures and pressures, and as such are used in the most critical and severe service applications. Our installations include refining and petrochemical process control, critical pressure control and midstream pipeline engineering solutions and services.

Energy is headquartered in Houston, Texas and has manufacturing facilities in North America, the United Kingdom, India and United Arab Emirates.

Markets and Applications

Energy serves a range of energy-focused global markets. Key to our business strategy is targeting additional markets that can benefit from our innovative products and system solutions. The primary markets served today include oil & gas: midstream and downstream, as well as petrochemical processing. The midstream markets are primarily served by our pipeline engineering business, and downstream and petrochemical markets are served primarily by our Refinery Valves, Instrumentation and Sampling business, and Reliability Services business until the latter two were sold in January 2020 and January 2019, respectively.

•Midstream Oil & Gas: This market begins at the mainline transmission pipeline and extends to the fence around the refinery or petrochemical plant. It includes certain ancillary equipment, as well as the gas processing plants that prepare and purify raw natural gas for entry into the major pipeline systems and Liquid Natural Gas (LNG) liquefaction and transport processes. Our valves are used for flow control in the main transmission lines, gathering systems, and storage facilities. We also provide inspection and cleaning products and services designed to ensure the integrity of transmission pipelines.

•Downstream Oil & Gas: The downstream market includes the refining, distilling, stripping, degassing, dehydrating, desulphurizing, and purifying of crude oil to its constituent components. In addition to flow control applications for feedstocks and process control across each downstream process unit, our refinery valves business provides highly specialized engineered solutions for coking and catalytic cracking that improve the safety and efficiency of operations within the refinery.

•Petrochemical Processing: The petrochemical processing market includes the refining and manufacture of chemicals derived from oil and gas, such as polyethylene. This market requires specific instrumentation and ancillary equipment to monitor the quality and efficiency of production.

Brands

Energy provides its flow control solutions and services through the following significant brands: DeltaValve, Pipeline Engineering, and TapcoEnpro.

Products

Energy offers a range of flow control solutions (distributed and highly engineered) and services, including:

•	Pipeline pigs, quick opening closure, pig signalers

•	Delayed coking unheading devices and fluid catalytic converter and isolation valves

For our manufactured products, we are subject to applicable federal, state and local regulations. In addition, many of our customers require us to comply with certain industrial standards, including those issued by the American Petroleum Institute, International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers, and the European Pressure Equipment Directive. We also need to meet standards that qualify us to be on authorized supplier lists with various global end users. We are fully qualified and licensed for the API 6D, API 6DSS and API 6A PSL4.
Customers
Energy’s products and services are sold to end-user customers, such as major oil companies, EPC companies, and distributors, through sales channels that include direct sales, sales representatives, and agents.

Revenue and Backlog

Energy accounted for $241.0 million, $288.9 million, and $183.4 million, or 25%, 29%, and 36% of our net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Energy’s backlog as of January 31, 2020 was $61.4 million compared with $77.2 million as of January 31, 2019. Energy backlog represents backlog orders we believe to be firm.

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

The primary competitors of our Aerospace & Defense segment include: Transdigm, Crane Co., Curtiss-Wright Corporation, Moog, Inc., Parker Hannifin Corp., and Woodward Inc.

The primary competitors of our Energy segment include: T.D. Williamson, Blac Inc, IMI plc, and Baker Hughes.

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

Customers

For the years ended December 31, 2019, 2018, and 2017, no customers accounted for more than 10% of the Company’s consolidated revenues. Our businesses sell into both long-term capital projects as well as short-cycle demand. As a result, we tend to experience fluctuations in orders, revenues and operating results at various points across economic and business cycles. Our Energy businesses can be cyclical in nature due to the fluctuation of the worldwide price, supply and demand for oil and gas. When the worldwide demand for oil and gas is depressed, the demand for our products used in those markets decreases as our customers with higher production costs will cut back investment and reduce purchases from us. The level of capital expenditures by national oil companies or the oil majors in exploration and production activities drive demand for our long cycle, engineered valves products. Maintenance expenditures during refinery turnarounds drive demand for our refinery valve products. Similarly, although not to the same extent as the oil & gas markets, the aerospace, military and maritime markets have historically experienced cyclical fluctuations in demand.

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

Employees and Labor Relations

As of January 31, 2020, our worldwide operations directly employed approximately 4,000 people. We have 71 employees in North America who are covered by two collective bargaining agreements. We also have the following employees covered by governmental regulations or workers' councils:

•	Germany - 702 employees

•	France - 105 employees

•	Mexico - 100 employees

•	Netherlands- 46 employees

•	United Kingdom - 25 employees

•	Sweden - 9 employees

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

Item 1A.    Risk Factors

Set forth below are certain risk factors that we believe are material to our stockholders. The risks described in these risk factors could harm our business, financial condition, cash flows, results of operations and reputation. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of those terms or other comparable terminology. Forward-looking statements are only predictions and can be adversely affected by any of the following risks:

Some of our end-markets are cyclical, which causes us to experience fluctuations in revenues or operating results.

We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Results of operations for any particular period are not necessarily indicative of the results of operations for any future period. We sell our products principally to aerospace, military, commercial aircraft, oil & gas exploration, transmission and refining, power generation, chemical processing and maritime markets. Although we serve a variety of markets to reduce dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our revenues that we may not be able to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets results in lower revenues and profit margins.

In particular, our Energy businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. Energy sector activity can fluctuate significantly in a short period of time, particularly in the United States, North Sea, the Middle East, Brazil and Australia, amongst other regions. When worldwide demand for oil and gas is depressed, the demand for our products used in maintenance and repair of existing oil and gas applications, as well as exploration or new oil and gas project applications, is reduced. Demand for our products and services depends on a number of factors, including the maintenance and condition of industry assets, the volume of exploration and production activities and the capital expenditures of asset owners and maintenance companies. The willingness of asset owners and operators to make capital expenditures to produce and explore for sources of energy will continue to be influenced by numerous factors over which we have no control, including:

•	the current and anticipated future prices for energy sources, including oil and natural gas, solar, wind and nuclear;

•	level of excess production capacity;

•	cost of exploring for and producing energy sources;

•	worldwide economic activity and associated demand for energy sources;

•	availability and access to potential hydrocarbon resources;

•	national government political priorities, including with respect to climate change risks;

•	development of alternate energy sources; and

•	environmental regulations.

As a result, we historically have generated lower revenues and profits in periods of declining demand or prices for crude oil and natural gas. Any downward pricing pressure on crude oil could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. We have continuously enhanced and improved Lean manufacturing techniques as part of the CIRCOR Operating System. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we are not successful in continuously improving our processes, our results of operations may suffer.

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

•	integrating personnel, IT systems and corporate, finance and administrative infrastructures of FH into our Company while maintaining focus on providing consistent, high quality products and services;

•	coordinating and integrating our internal operations, compensation programs, policies and procedures, and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating operations; and

•	servicing the debt that we have incurred in connection with the acquisition.

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

During the second quarter of 2019, we became subject to an unsolicited tender offer to purchase all outstanding shares of our common stock. At the time the tender offer expired on July 19, 2019, approximately two-thirds of our issued and outstanding shares had been tendered and, as a result, we have and expect that we will continue to receive additional attention and scrutiny from investors, potential acquirors, activist stockholders and others. Various actions to seek to effect change are available to such persons, including private engagement, public campaigns, proxy contests, litigation and other efforts to force transactions not supported by our board of directors or to acquire control over our Company. Responding to such actions is costly and time-consuming, may not align with our business strategies and could divert the attention of our board of directors and management from the management of our operations and the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of any such actions may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and employees, and cause our stock price to experience periods of volatility or stagnation.

A potential proxy contest launched by GAMCO Investors, Inc. (“GAMCO”) could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

On February 6, 2020, GAMCO Investors, Inc. notified us of its intention to nominate two directors at our 2020 annual meeting of stockholders. If GAMCO pursues a proxy contest or other actions at the 2020 annual meeting of stockholders to elect directors other than those recommended by our board of directors, or takes other actions that contest or conflict with our strategic direction, any such actions could have an adverse effect on us because:

•	responding to proxy contests may be costly and time-consuming and may disrupt our operations and divert the attention of our management and our employees; and

•
perceived uncertainties as to our future direction may be exploited by our competitors, cause concern to our current or potential customers, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.

Implementation of our divestiture, restructuring, or simplification strategies may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.

We continually review our current business and products to attempt to maximize our performance. As part of this process, during 2019 we disposed of, announced plans to dispose of, or entered into agreements to dispose of our Reliability Services business, Engineered Valves business, certain assets and liabilities related to our Spence and Nicholson product lines, Distributed Valves business, and Instrumentation and Sampling business. We may in the future deem it appropriate to divest additional product lines or businesses. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested assets or businesses, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

A focus of our Company is to simplify the way we are organized and the number of facilities we manage. We believe that such focus will reduce overhead structure, enhance operational synergies, and result in improved operating margins and customer service. Nevertheless, we may not achieve expected cost savings from restructuring and simplification activities and actual charges, costs and adjustments due to such activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies, margin improvement, and revenue enhancements may be affected by a number of factors, including: our ability to effectively eliminate duplicative overhead, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities; significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings; and our ability to avoid labor disruption in connection with divestitures or restructuring activities.

If we do not realize the expected benefits or synergies of any divestiture, restructuring, or simplification activities, our business, financial condition, cash flows and results of operations could be negatively impacted.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues, reduce our profitability or lead to significant impairment charges.

One of our strategies has been and is to increase our revenues and expand our markets through acquisitions that will provide us with complementary products and access to additional geographic markets. We expect to spend significant time and effort expanding our existing businesses and identifying, completing and integrating acquisitions. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Acquisitions may also involve a number of special risks, including: adverse effects on our reported operating results; use of cash; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities. Moreover, there can be no assurance that companies we have previously acquired or that we may acquire in the future ultimately will achieve the revenues, profitability or cash flows, or generate the synergies upon which we justify our investment in them; as a result, any such under-performing acquisitions could result in impairment charges which would adversely affect our results of operations. The acquired assets of businesses include goodwill and indefinite-lived intangible assets which are required to be tested for impairment at least annually or more frequently if impairment indicators are present. Events or changes that could indicate that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable include reduced future cash flow estimates, slower growth rates in industry segments in which we participate and a decline in our stock price and market capitalization. The Company has recently experienced a significant decline in its market capitalization to below book value, which increases the risk of impairment charges. In addition, any prolonged material disruption of our employees, distributors, suppliers or customers, whether due to the recent coronavirus disease or otherwise, would negatively impact our global sales and operating results and could lead to impairments and other valuation allowances.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In addition, we continue to increase our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. Managing a geographically diverse supply base inherently poses significant logistical challenges, and we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. The occurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could adversely impact our results of operations, financial conditions and cash flows.

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

We use derivatives to help manage the currency risk related to certain business transactions denominated in foreign currencies. To the extent these transactions are completed, the contracts minimize our risk from exchange rate fluctuations because they offset gains and losses on the related derivatives. However, there can be no assurances that we will be able to effectively utilize these forward exchange contracts in the future to offset significant risk related to fluctuations in currency exchange rates. In addition, there can be no assurances that counterparties to such contracts will perform their contractual obligations to us in order for us to realize the anticipated benefits of the contracts.

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

If we fail to manufacture and deliver high quality products in accordance with industry standards, we will lose customers.

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

We rely on information technology networks and systems, including systems of third parties and the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of Company and customer information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, no such measures can eliminate the possibility of the systems' improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. Additionally, outside parties frequently attempt to fraudulently induce employees, suppliers or customers to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees have been and likely will continue to be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures.

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

In recent years the stock market as a whole has experienced dramatic price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

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

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy and has implemented greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we expect that tariff increases will primarily impact our Industrial segment. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

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

Our existing indebtedness could also have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes or creating competitive disadvantages relative to other companies with lower debt levels.

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

Various restrictions and agreements could hinder a takeover of us which is not supported by our board of directors or which is leveraged but which may be beneficial to our shareholders.

Our amended and restated certificate of incorporation and amended and restated by-laws, as well as the Delaware General Corporation Law, contain provisions that could delay or prevent a change in control in a transaction that is not approved by our board of directors or that is on a leveraged basis or otherwise but that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These include provisions establishing a staggered board, limiting the shareholders’ powers to remove directors, and prohibiting shareholders from calling a special meeting or taking action by written consent in lieu of a shareholders’ meeting. In addition, our board of directors has the authority, without further action by the shareholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of our common stock, including the loss of voting control to others.

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

Like most manufacturers of flow control products, we attempt, where appropriate, to reduce costs by seeking lower cost sources of certain components and finished products. Many such sources are located in developing countries such as India and China, where a change in governmental approach toward U.S. trade could restrict the availability to us of such sources. In addition, periods of war or other international tension and global health pandemics could interfere with international freight operations and hinder our ability to purchase such components and products. A decrease in the availability of these items could hinder our ability to timely meet our customers’ orders. We attempt, when possible, to maintain alternate sources for these components and products and the capability to produce such items in our own manufacturing facilities. However, the cost of obtaining such items from alternate sources or producing them ourselves is often considerably greater, and a shift toward such higher cost production could therefore adversely affect our profitability.

We, along with our customers and vendors, face the uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

In recent years there has been at times disruption and general slowdown of the public and private capital and credit markets in the United States and around the world. Such conditions can adversely affect our revenue, results of operations and overall financial growth. Our business can be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions and conditions in the financial services market, which each could materially impact our business, financial condition, cash flows and results of operations. Additionally, many lenders and institutional investors, at times, have reduced funding to borrowers, including other financial institutions. A constriction on future lending by banks or investors could result in higher interest rates on future debt obligations, restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or limit our ability in the future to consummate strategic acquisitions. Any uncertainty in the credit markets could also negatively impact the ability of our customers and vendors to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition, cash flows or results of operations.

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

The coronavirus outbreak could impact our operations.

Our business and operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ and other service providers’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, potentially including single source suppliers.

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

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. Our ability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we engaged our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Item 9A, “Controls and Procedures” below, we have identified three material weaknesses as of December 31, 2019 in our internal control over financial reporting resulting from (i) a lack of a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements, (ii) a lack of design and effective controls over the analyses, accounting for, and review of non-routine transactions at the corporate level, and (iii) a lack of design and effective controls over the preparation, review and approval of account reconciliations at the corporate level and certain of our shared service locations. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2019.

Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. For example, the identified material weaknesses resulted in immaterial adjustments to the consolidated financial statements for the year ended December 31, 2019 and caused a difference between the financial results we reported in the press release we issued on March 2, 2020 and furnished to the SEC with our Current Report on Form 8-K on the same date and reported in this annual report. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in sanctions by regulatory authorities.

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ended December 31, 2020, we cannot be certain as to when remediation will be fully completed. Additional details regarding the initial remediation efforts are disclosed in more detail under Item 9A, “Controls and Procedures” below. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. The consequences of such failure include delisting actions by the New York Stock Exchange, investigation and sanctions by regulatory authorities and stockholder investigations and lawsuits, any of which could adversely affect our business and the trading price of our common stock.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

Under the conflict minerals rule, public companies must disclose whether specified minerals, known as conflict minerals, are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires a disclosure report to be filed by May 31st of each year. The conflicts mineral rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals is limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain 25 major manufacturing facilities worldwide, including operations located in North America, Western Europe, Morocco, China and India. We also maintain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

Our Energy segment has major manufacturing facilities located in North America, the United Kingdom, India and Dubai. Properties in South Carolina, Texas, Utah and the United Kingdom are leased. Our Aerospace & Defense segment has major manufacturing facilities located in North America, United Kingdom, France, Morocco and India. Properties in New York and California are leased. Our Industrial segment has major facilities located in North America, Germany, India and China. Properties in Germany, India and China are leased.

Segment	Leased	Owned	Total
Industrial	6	6	12
Aerospace & Defense	1	5	6
Energy	4	3	7
Total	11	14	25

In general, we believe that our properties, including machinery, tools and equipment, are in good condition, are well maintained, and are adequate and suitable for their intended uses. Our manufacturing facilities generally operate five days per week on one or two shifts. We believe our manufacturing capacity could be increased by working additional shifts and weekends and by successful implementation of our CIRCOR Operating System. We also have low-cost sources for manufacturing in India and Morocco which have capacity to fulfill our manufacturing needs. We believe that our current facilities will meet our near-term production requirements without the need for additional facilities.

Item 3.    Legal Proceedings

For information regarding our legal proceedings refer to the first two paragraphs of Note 17, Contingencies, Commitments and Guarantees, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated herein by reference.

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

As of March 2, 2020, there were 19,920,230 shares of our common stock outstanding and we had 54 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The graph below compares the cumulative 5-Year total return provided shareholders on CIRCOR International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, our previous peer group (“2018 Peer Group”) and our updated peer group (“2019 Peer Group”). The companies included in the 2018 Peer Group and the 2019 Peer Group are listed in footnotes 1 and 2 below, respectively. We revised our peer group to incorporate peers relevant to the businesses we acquired in the Fluid Handling acquisition along with divestitures of non-core businesses. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2014 and its relative performance is tracked through December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
CIRCOR International, Inc.	$100.00	$70.14	$108.28	$81.47	$35.65	$77.38
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
2018 Peer Group	100.00	84.83	104.72	95.00	60.15	76.78
2019 Peer Group	100.00	78.65	84.12	112.27	87.27	116.16

•	2018 Peer Group: There are three companies included in the Company's 2018 Peer Group which are: Dover Corp, IDEX Corp and Schlumberger NV.

•
2019 Peer Group: The eight companies included in the Company's 2019 Peer Group are:Alfa Laval Ab, Flowserve Corp, Gardner Denver Holdings Inc, Imi Plc, Metso Oyj, Spx Flow Inc, Sulzer Ag and Weir Group Plc.

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

The consolidated statements of (loss) income for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this Annual Report. The consolidated statements of income for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, are derived from our consolidated financial statements not included in this Annual Report.

Selected Financial Data
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018 (2)	2017 (3)	2016 (3)	2015 (3)
Statement of (Loss) Income Data (1):
Net revenues	$964,313	$1,013,470	$505,492	$380,062	$355,262
Gross profit	308,809	325,203	172,674	137,914	126,265
Operating income (loss)	37,681	21,653	16,307	(5,627)	(12,538)
Net (loss) income	$(133,935)	$(39,384)	$11,789	$10,101	$9,863
Balance Sheet Data:
Total assets	$1,470,945	$1,791,612	$1,906,799	$820,756	$669,915
Total debt	636,297	786,037	795,208	251,200	90,500
Shareholders’ equity	391,411	528,993	601,974	404,410	400,777
Total capitalization	$1,027,708	$1,315,030	$1,397,182	$655,610	$491,277
Other Financial Data:
Diluted earnings per common share	$(6.73)	$1.99	$0.70	$0.61	$0.58
Diluted weighted average common shares outstanding	19,903	19,834	16,849	16,536	16,913
Cash dividends declared per common share	$—	$—	$0.15	$0.15	$0.15
(1) See Note 6, Special and Restructuring charges, net, of the consolidated financial statements included in this Annual Report, for additional details on charges included in the twelve months ended December 31, 2019, December 31, 2018, and December 31, 2017 operating income above. The statement of income data for the year ended December 31, 2016 includes special and restructuring charges, net of $17.2 million. The statement of income data for the year ended December 31, 2015 includes special and restructuring charges, net of $14.4 million.

(2) On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts, which had a material impact on revenues during the year ended December 31, 2018. The Company discloses the impact of this change on revenue in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which had a material impact in 2018. Refer to Note 16, Retirement Plans, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3) On December 11, 2017 we acquired FH, on October 12, 2016 we acquired Critical Flow Solutions, and on April 15, 2015 we acquired Schroedahl.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Item 1, Business, for additional detail on forward looking statements.

Company Overview

We design, manufacture and market differentiated technology products and sub-systems for markets including industrial, aerospace and defense, and energy. CIRCOR has a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill its customers’ mission critical needs. See Part 1, Item 1, Business, for additional information regarding the description of our business.

Aerospace and defense end markets are expected to grow as demand for commercial air travel continues to increase and funding on military programs in the U.S. continues to improve in 2020. Capital expenditures in the industrial end markets that we serve are expected to grow modestly, although there are signs of a slowdown in Europe, North America, China and India. We expect to experience lower demand for our products that serve the power generation and stream driven commercial and residential construction markets. We expect continued growth in the downstream and midstream oil and gas markets. We do not expect an improvement in the commercial marine sector as global shipbuilding continues to be constrained, however, we do expect the regulatory environment will cause demand for our products in the commercial marine sector.

We continue to implement actions to mitigate the impact on our earnings from lower demand and increasingly competitive environment. In addition, we are investing in products and technologies designed to help solve our customers’ most difficult problems.  We expect to further simplify CIRCOR by standardizing technology, reducing facilities, consolidating suppliers and achieving world class operational excellence, including working capital management. We believe our cash flow from operations and financing capacity is adequate to support these activities. Finally, continuing to attract and retain talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2020.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. We operate and report financial information using a 52-week fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation, including the results of discontinued operations and reportable segment information.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its significant estimates, including those related to contracts accounted for under the percentage of completion method, bad debts, inventories, intangible assets and goodwill, purchase accounting, delivery penalties, income taxes, and contingencies including litigation. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For information regarding our significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

For goodwill, we perform an impairment assessment at the reporting unit level on an annual basis as of our October month end or more frequently if circumstances warrant. In October 2019 when we performed our impairment assessment, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2019 goodwill assessment exceeded the carrying amounts by more than 20% for our Energy, Aerospace

& Defense, and Industrial reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to change in industry or market conditions, we may be required to record impairment charges.

Results of Operations

2019 Compared With 2018

Consolidated Operations

(in thousands)	2019	2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Industrial	$450,706	$487,576	$(36,870)	$(18,537)	$(1,203)	$(17,130)
Aerospace & Defense	272,625	237,017	35,608	—	39,133	(3,525)
Energy	240,982	288,877	(47,895)	(62,507)	16,483	(1,871)
Consolidated Net Revenues	$964,313	$1,013,470	$(49,157)	$(81,044)	$54,413	$(22,526)

Net revenues in 2019 were $964.3 million, a decrease of $(49.2) million from 2018 primarily driven by lower revenue as a result of divestitures $(81.0) million and unfavorable foreign exchange of $(22.5) million, partially offset by operational growth in all segments of $54.4 million.

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

Our CODM evaluates segment operating performance using segment operating income. We define segment operating income as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates a comparison of performance for determining incentive compensation achievement.

For information regarding our segment determination refer to Note 19, Business Segment and Geographical Information, of the consolidated financial statements included in this Annual Report.

The following tables present information on net revenues and operating income of our business segments, along with a reconciliation of total segment operating income to the Company's consolidated operating income.

(in thousands)	2019	2018	Change
Net Revenues
Industrial	$450,706	$487,576	$(36,870)
Aerospace & Defense	272,625	237,017	35,608
Energy	240,982	288,877	(47,895)
Consolidated Net Revenues	$964,313	$1,013,470	$(49,157)

Operating Income
Industrial - Segment Operating Income	$52,188	$57,340	$(5,152)
Aerospace & Defense - Segment Operating Income	52,480	36,047	16,433
Energy - Segment Operating Income	30,394	38,779	(8,385)
Corporate expenses	(25,262)	(30,299)	5,037
Subtotal	109,800	101,867	7,933
Restructuring charges, net	5,186	5,848	(662)
Special charges, net	17,686	13,061	4,625
Special and restructuring charges, net (1)	22,872	18,909	3,963
Restructuring related inventory charges (1)	(820)	346	(1,166)
Amortization of inventory step-up	—	6,600	(6,600)
Acquisition amortization	45,715	47,310	(1,595)
Acquisition depreciation	4,352	7,049	(2,697)
Restructuring and other costs	49,247	61,305	(12,058)
Consolidated Operating Income	$37,681	$21,653	$16,028

Consolidated Operating Margin	3.9%	2.1%

(1) See Note 6, Special and Restructuring charges, net of the consolidated financial statements included in this Annual Report, for additional details.

Industrial Segment

(in thousands, except percentages)	2019	2018	Change
Net Revenues as reported	$450,706	$487,576	$(36,870)
Net Revenues excluding divestiture (1)	437,227	455,560	(18,333)
Segment Operating Income as reported	52,188	57,340	(5,152)
Segment Operating Income excluding divestiture (2)	48,701	51,642	(2,941)
Segment Operating Margin (adjusted)	11.1%	11.3%
Orders	$447,439	$510,115	$(62,676)
(1) Adjusted for the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines and the October 2018 divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business"). The Spence and Nicholson components generated revenues of $13.5 million and $20.7 million for the year ended December 31, 2019 and December 31, 2018, respectively. The Delden business generated revenues of $0.0 million and $11.3 million for the year ended December 31, 2019, and December 31, 2018, respectively.

(2) Adjusted for the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines, which contributed $3.5 million and $6.4 million to segment operating income for the year ended December 31, 2019 and December 31, 2018, respectively, and for the divestiture of the Delden business, which contributed $0.0 million and ($0.7) million to segment operating income for the year ended December 31, 2019, and December 31, 2018, respectively.

Industrial segment net revenues, excluding divestitures, decreased $18.3 million, or (-4%), in 2019 compared to 2018. The decrease was primarily driven by timing of projects in Europe and North American Pumps businesses ("Pumps Businesses") of (-4%).

Segment operating income, excluding divestitures, decreased $2.9 million, or (-6%), to $48.7 million for 2019 compared to $51.6 million for 2018, primarily driven by the Pumps Businesses (-14%), partially offset by the Valves businesses (+6%) along with operational efficiencies in headquarters.

Industrial segment orders, excluding divestitures, decreased $62.7 million, or (-12%), to $446.7 million for 2019 as compared to $510.1 million in 2018, driven by declines within our Pumps Businesses (-9%) and Valves Businesses (-3%).

QUARTERLY INDUSTRIAL SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2018					2019
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	136,607	136,746	114,876	121,886	510,115	123,746	120,660	105,710	97,323	447,439
Net Revenues	117,131	131,064	118,734	120,647	487,576	110,738	119,322	113,596	107,050	450,706
Operating Income	12,948	15,037	14,609	14,746	57,340	10,787	16,138	13,953	11,310	52,188
Operating Margin	11.1%	11.5%	12.3%	12.2%	11.8%	9.7%	13.5%	12.3%	10.6%	11.6%
Backlog (1)	170,568	167,325	178,044	163,801	163,801	174,228	175,717	159,056	152,084	152,084
(1) At end of period.

Aerospace & Defense Segment

(in thousands, except percentages)	2019	2018	Change
Net Revenues	$272,625	$237,017	$35,608
Segment Operating Income	52,480	36,047	16,433
Segment Operating Margin	19.2%	15.2%
Orders	$313,939	$277,469	$36,470

Aerospace & Defense segment net revenues increased by $35.6 million, or 15%, in 2019 as compared to 2018. The increase was driven by our Defense businesses (+10%) and our Aerospace businesses (+5%).

Segment operating income increased $16.4 million, or 46%, to $52.5 million for 2019 compared to $36.0 million for 2018. The increase in operating income was driven by our Defense businesses (+25%) and our Aerospace businesses (21%).

Aerospace & Defense segment orders increased $36.5 million, or 13%, to $313.9 million for 2019 compared to $277.5 million in 2018, driven by our Defense businesses (+10%) and our Aerospace businesses (+3%).

QUARTERLY A&D SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)
	2018					2019
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	59,793	59,441	81,533	76,702	277,469	88,107	93,405	63,968	68,459	313,939
Net Revenues	58,477	57,500	57,757	63,283	237,017	61,240	64,694	67,621	79,070	272,625
Operating Income	8,931	6,992	8,709	11,415	36,047	9,374	10,443	13,564	19,099	52,480
Operating Margin	15.3%	12.2%	15.1%	18.0%	15.2%	15.3%	16.1%	20.1%	24.2%	19.2%
Backlog (1)	165,841	152,081	150,571	156,256	156,256	206,457	234,964	206,917	194,459	194,459
(1) At end of period.

Energy Segment

(in thousands, except percentages)	2019	2018	Change
Net Revenues as reported	$240,982	$288,877	$(47,895)
Net Revenues excluding divestiture (1)	237,876	223,264	$14,612
Segment Operating Income as reported	30,394	38,779	(8,385)
Segment Operating Income excluding divestiture (2)	30,394	32,183	(1,789)
Segment Operating Margin (adjusted)	12.8%	14.4%
Orders	$216,114	$311,626	$(95,512)
(1) Adjusted for the January 2019 divestiture of our Reliability Services business, which generated revenues of $3.1 million and $65.6 million for the years ended December 31, 2019 and December 31, 2018, respectively.

(2) Adjusted for the January 2019 divestiture of our Reliability Services business, which contributed $0.0 million and $6.6 million to segment operating income for the years ended December 31, 2019 and December 31, 2018, respectively.

Energy segment net revenues, excluding divestiture, increased $14.6 million, or 7%, in 2019 compared to 2018. The increase was primarily driven by organic growth in our Refinery Valves business (+7%) and Pipeline business (+2%), partially offset by declines within our Instrumentation and Sampling business (-1%), and unfavorable foreign currency fluctuations (-1%). The Instrumentation and Sampling business was sold in January 2020. See Note 1, Description of Business, of the consolidated financial statements included in this Annual Report.

Segment operating income, excluding divestiture, decreased $1.8 million, or (-6%), to $30.4 million for 2019 compared to $32.2 million in 2018.

Energy segment orders decreased $95.5 million, or (-31%), to $216.1 million for 2019 compared to $311.6 million in 2018, primarily driven by the divestiture of our Reliability Services business (-21%) and in comparison to a strong 2018 order book within our Refinery Valves business (-9%).

QUARTERLY ENERGY SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)
	2018					2019
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	85,336	66,825	87,146	72,319	311,626	48,088	43,982	53,276	70,768	216,114
Net Revenues	64,279	71,094	70,718	82,786	288,877	66,876	61,752	55,835	56,519	240,982
Operating Income	5,627	10,691	9,726	12,735	38,779	9,978	8,343	5,286	6,787	30,394
Operating Margin	8.8%	15.0%	13.8%	15.4%	13.4%	14.9%	13.5%	9.5%	12.0%	12.6%
Backlog (1)	112,336	106,190	121,600	110,498	110,498	80,714	62,364	59,309	74,124	74,124
(1) at end of period.

Corporate Expenses

Corporate expenses decreased $5.0 million to $25.3 million for 2019. This decrease was primarily driven by ongoing cost savings initiatives resulting in lower professional fees, variable compensation and integration costs.

Special and Restructuring charges, net

During 2019, the Company recorded a total of $22.9 million of Special and restructuring charges. In our consolidated statements of (loss) income, these charges are recorded in Special and restructuring charges, net. These costs are primarily related to our simplification and restructuring efforts, as well as cost relating to an unsolicited tender offer to acquire the Company. These restructuring charges and other special charges are described in further detail in Note 6, Special and Restructuring charges, net, of the consolidated financial statements included in this Annual Report.

Restructuring and other costs

During 2019, the Company recorded a total of $49.2 million of Restructuring and other costs. These charges represent plant, property, and equipment depreciation related to the step-up in fair value as part of our acquisition of Colfax Corporation's Fluid Handling ("FH") business, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense decreased $4.4 million to $48.6 million for 2019. The change in interest expense was primarily due to lower debt balances, and our net investment hedge, partially offset by an increase in interest rates.

Other Income, Net

Other income, net, was $0.8 million for 2019 compared to $7.4 million in 2018. The difference of $6.6 million primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all pension gains and losses are recorded in the Other (Income) Expense, net caption on our consolidated statement of (loss) income. In addition we experienced lower gains from foreign exchange in 2019 compared to 2018.

Comprehensive (Loss) Income

Comprehensive loss increased $72.1 million, from a comprehensive loss position of $72.4 million for the year-ended December 31, 2018 to a comprehensive loss position of $144.5 million for the year-ended December 31, 2019. This change was primarily driven by an increase in net loss of $103.1 million in our discontinued operations, partially offset by $15.8 million of lower negative effects of foreign currency translation, and reduced losses in our continuing operations of $8.6 million, as compared to the prior year.

As of December 31, 2019, we had a cumulative currency translation adjustment of $18.2 million regarding our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity, we would incur a non-cash charge of $18.2 million, which would be included as a special charge within the consolidated statements of (loss) income.

 (Benefit from) Provision for Income Taxes

The table below outlines the change in effective tax rate for 2019 and 2018 (in thousands, except percentages).

	2019	2018	Change
Income/ (Loss) Before Tax	$(10,092)	$(23,896)	$13,804

US tax rate	21.0%	21.0%	—%
State taxes	15.5%	3.8%	11.7%
US permanent differences	(1.6)%	(1.0)%	(0.6)%
Foreign tax rate differential	(26.0)%	(7.6)%	(18.4)%
Unbenefited foreign losses	(0.5)%	(5.5)%	5.0%
Global intangible low-taxed income ("GILTI") impact	(3.9)%	(20.7)%	16.8%
Intercompany financing	30.4%	12.7%	17.7%
Foreign tax credit write off	—%	(45.6)%	45.6%
Tax reserve	(0.3)%	1.3%	(1.6)%
Rate change	5.9%	—%	5.9%
Foreign-derived intangible income ("FDII")	10.7%	0.1%	10.6%
Dispositions	(227.0)%	—%	(227.0)%
Prior period adjustment	44.1%	4.3%	39.8%
Equity compensation	(10.8)%	(4.2)%	(6.6)%
R&D credits	13.1%	2.7%	10.4%
Other	(16.0)%	(0.8)%	(15.2)%
Total	(145.4)%	(39.5)%	(105.9)%

Results of Operations

2018 Compared With 2017

Consolidated Operations

(in thousands)	2018	2017	Total Change	Acquisitions	Operations	Foreign Exchange
Net Revenues
Industrial	$487,576	$139,110	$348,466	$344,456	$1,911	$2,099
Aerospace & Defense	237,017	182,983	54,034	46,929	4,669	2,436
Energy	288,877	183,399	105,478	57,290	47,068	1,120
Consolidated Net Revenues	$724,593	$322,093	$402,500	$391,385	$6,580	$4,535

Net revenues in 2018 were $1.0 billion, an increase of $508.0 million from 2017. The increase in net revenue was primarily driven by our acquisition of the FH business, which contributed $448.7 million in net revenues, along with operations increases of $53.6 million and favorable foreign exchange increase of $5.7 million.

Segment Results

The following table present information on net revenues and operating income of our business segments, along with a reconciliation of total segment operating income to the Company's consolidated operating income.

(in thousands)	2018	2017	Change
Net Revenues
Industrial	$487,576	$139,110	$348,466
Aerospace & Defense	237,017	182,983	54,034
Energy	288,877	183,399	105,478
Consolidated Net Revenues	$1,013,470	$505,492	$507,978

Operating Income
Industrial - Segment Operating Income	$57,340	$19,932	$37,408
A&D - Segment Operating Income	36,047	23,375	12,672
Energy - Segment Operating Income	38,779	21,708	17,071
Corporate expenses	(30,299)	(21,744)	(8,555)
Subtotal	101,867	43,271	58,596
Restructuring charges, net	5,848	2,559	3,289
Special charges, net	13,061	7,330	5,731
Special and restructuring charges, net (1)	18,909	9,889	9,020
Restructuring related inventory charges (1)	346	—	346
Amortization of inventory step-up	6,600	4,300	2,300
Impairment charges	—	—	—
Acquisition amortization	47,310	12,542	34,768
Acquisition depreciation	7,049	233	6,816
Restructuring and other cost, net	61,305	17,075	44,230
Consolidated Operating Income	$21,653	$16,307	$5,346

Consolidated Operating Margin	2.1%	3.2%

(1) See Note 6, Special and Restructuring charges, net of the consolidated financial statements, for additional details.
Refer to our Annual Report Form 10-K filed with the SEC on March 1, 2019 for further discussion of our 2018 results in comparison with 2017.

Corporate Expenses

Corporate expenses increased $8.6 million to $30.3 million for 2018. This increase was primarily driven by higher variable compensation costs, professional fees and integration costs.

Special and Restructuring charges, net and other charges

During 2018, the Company recorded a total of $18.9 million of Special and restructuring charges. In our consolidated statement of (loss) income, these charges are recorded in Special and restructuring charges, net. These costs are primarily related to our simplification and restructuring efforts. These restructuring charges and other special charges are described in further detail in Note 6, Special and Restructuring charges, net, of the consolidated financial statements included in this Annual Report.

Restructuring and other costs

During 2018, the Company recorded a total of $61.3 million of Restructuring and other costs. These charges represent plant, property, and equipment depreciation related to the step-up in fair value as part of our FH acquisition, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general, and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense increased $42.1 million to $52.9 million for 2018. This change in interest expense was primarily due to higher outstanding debt balances as a result of our acquisition of FH during the fourth quarter of 2017.

Other (Income) Expense, Net

Other income, net, was $7.4 million for 2018 compared to other expense, net of $1.8 million in 2017. The difference of $9.3 million primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all pension gains and losses are to be recorded in the Other (Income) Expense, net caption on our consolidated statement of (loss) income. In addition, we had gains resulting from changes in foreign currency in 2018, whereas in 2017 we had losses resulting from changes in foreign currency.

Comprehensive (Loss) Income

Comprehensive (loss) income decreased $123.7 million, from comprehensive income of $51.3 million for the year-ended December 31, 2017 to comprehensive loss of $(72.4) million for the year-ended December 31, 2018. This decrease is primarily driven by a year-over-year decrease of $55 million in foreign currency translation, as the Company had $(21) million in unfavorable foreign currency translation in 2018 compared to favorable foreign currency translation of $34 million in 2017, and a $51 million year-over-year decrease in net (loss) income.

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

In connection with the impact of the Tax Act, we had recorded a $0.5 million net tax benefit for the period ended December 31, 2017. This benefit consists of zero net expense for the Transition Tax liability, and $0.5 million benefit from the remeasurement of our deferred tax assets/liabilities due to the corporate rate reduction. The Company did not owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates. The impact of the Tax Act resulted in a valuation allowance on a portion of our U.S. foreign tax credit carryforwards (deferred tax asset), in the amount of $10.9 million of expense which was recorded in 2018.

The table below outlines the change in effective tax rate for 2018 and 2017 (in thousands, except percentages).

	2018	2017	Change
Income/ (Loss) Before Tax	$(23,896)	$3,640	$(27,536)

US tax rate	21.0%	35.0%	(14.0)%
State taxes	3.8%	(5.7)%	9.5%
US permanent differences	(1.0)%	22.7%	(23.7)%
Foreign tax rate differential	(7.6)%	(66.4)%	58.8%
Unbenefited foreign losses	(5.5)%	—%	(5.5)%
Rate change	—%	(13.9)%	13.9%
GILTI impact	(20.7)%	—%	(20.7)%
FDII	0.1%	—%	0.1%
Dispositions	—%	4.7%	(4.7)%
Foreign tax credit writeoff	(45.6)%	—%	(45.6)%
Tax reserve	1.3%	(27.0)%	28.3%
Prior period adjustment	4.3%	(0.6)%	4.9%
R&D	2.7%	(14.0)%	16.7%
Equity compensation	(4.2)%	(2.7)%	(1.5)%
Intercompany financing	12.7%	(17.8)%	30.5%
Release of contingent consideration	—%	(113.9)%	113.9%
Other	(0.8)%	3.9%	(4.7)%
Total	(39.5)%	(195.7)%	156.2%

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

We completed the acquisition of FH on December 11, 2017. The total consideration paid to acquire FH consisted of $542 million in cash, 3,283,424 unregistered shares of our common stock and the assumption of net pension and post-retirement liabilities of FH. We financed the cash consideration through a combination of committed debt financing and cash on hand. Refer to Note 5, Business Acquisitions, of the consolidated financial statements included in this Annual Report, for details. As a result of the transaction we incurred significant debt, including secured indebtedness, as described below. Since January 2017, we have completed several asset sales with proceeds over $340 million. Net proceeds from these transactions have been used to reduce indebtedness as described below.

The following table summarizes our cash flow activities for the year-ended indicated (in thousands):

	2019	2018	2017
Cash flow provided by (used in):
Operating activities	$15,913	$53,994	$9,637
Investing activities	153,036	(16,877)	(502,124)
Financing activities	(152,944)	(74,073)	535,568
Effect of exchange rate changes on cash and cash equivalents	197	(5,812)	8,996
Increase (decrease) in cash and cash equivalents (1)	$16,202	$(42,768)	$52,077
(1) Pursuant to the terms of the FH purchase agreement, $64.5 million of the cash balance as of December 31, 2017 was due back to Colfax Corporation (“Colfax”), which has been reflected as a current liability within the December 31, 2017 balance sheet. Amounts were fully settled during 2018.

Cash Flow Activities for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

During the year ended December 31, 2019, we generated $15.9 million in cash flow from operating activities compared to $54.0 million during the year ended December 31, 2018. The $38.1 million decrease in operating cash was primarily driven by higher cash taxes, higher working capital and cash used by discontinued operations.

During the year ended December 31, 2019, we generated $153.0 million for investing activities compared to cash used of $16.9 million during the year ended December 31, 2018. The $169.9 million year over year increase in cash provided was primarily driven by cash proceeds from the sale of certain assets and liabilities related to Spence and Nicholson products lines for $84.5 million and the sale of the RS business for approximately $85 million.

During the year ended December 31, 2019, we used $152.9 million in cash from financing activities as compared to cash used of $74.1 million during the year ended December 31, 2018. The $78.9 million year over year increase in cash used by financing activities resulted from payments to reduce long-term debt.

As of December 31, 2019, total debt (including current portion) was $636.3 million compared to $786.0 million at December 31, 2018. Total debt is net of unamortized term loan debt issuance costs of $17.6 million and $21.0 million at December 31, 2019 and 2018, respectively. Total debt as a percentage of total shareholders’ equity was 163% as of December 31, 2019 compared to 149% as of December 31, 2018. As of December 31, 2019, we had available capacity to borrow an additional $115.7 million under our revolving credit facility.

As of December 31, 2019, we had borrowings of $636.3 million outstanding under our credit facility and $42.0 million outstanding under letters of credit.

We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2019 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

The ratio of current assets to current liabilities was 2.4:1 at December 31, 2019 compared to 2.3:1 at December 31, 2018. As of December 31, 2019, cash and cash equivalents totaled $84.5 million and was substantially all held in foreign bank accounts. This compares to $68.5 million of cash and cash equivalents as of December 31, 2018, with balances all substantially held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the United States or other jurisdictions without significant tax implications. On a provisional basis, the Company does not expect to owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates.  We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows and in addition we may utilize our Credit Agreement for U.S. based cash needs.

In 2020, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the 2019 financial statements.

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions, which may impact the Company. Subsequent to year end and through the date of this filing, the Company has experienced a significant decline in its market capitalization to approximately 35% (based on the closing market price at March 26, 2019) below its consolidated book value. As a result, management has concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020, which will result in management performing an impairment evaluation of its goodwill and intangible asset balances. The decline in market capitalization and any prolonged material disruption of our employees, distributors, suppliers or customers can reasonably be expected to negatively impact our global sales and operating results and could lead to valuation allowances or impairments of our goodwill or intangible assets, which were 271.9 million and 385.5 million million, respectively, as of December 31, 2019.

Given the continued uncertainty surrounding COVID-19, on March 20, 2020, the Company executed an $80 million drawdown of its remaining available line of credit under its existing Credit Agreement. The Company took this action as a precautionary measure to increase the Company’s cash position and help maintain financial flexibility. The proceeds from the drawdown will be available to be used for working capital, general corporate or other purposes.

On February 26, 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation.  The new terms lower the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's.  The applicable margin reduces to LIBOR plus an applicable margin of 3.00%, with a corporate family rating from Moody's of B1 or better.

During the fourth quarter of 2019, the Company entered into a definitive agreement to sell its non-core Instrumentation and Sampling ("I&S") business to Crane Co. for $172 million, in cash, subject to working capital adjustments. The transaction closed on January 31, 2020. The I&S business manufactures valves, fittings, regulators and sampling systems primarily serving energy end markets. We expect to record a gain on the I&S sale during the first quarter of 2020 in the range of $35 million to $40 million.

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

We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2018.

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

Significant Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2019 that affect our liquidity:

	Payments due by Period
	Total (1)	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:	(in thousands)
Long-term debt, less current portion	$653,850	$—	$—	$653,850	$—
Interest payments on debt	154,130	34,777	64,055	55,298	—
Operating leases	21,193	3,994	6,332	4,033	6,834
Total contractual cash obligations	$829,173	$38,771	$70,387	$713,181	$6,834
Commercial Commitments:
U.S. standby letters of credit	$34,329	$23,060	$11,269	$—	$—
International standby letters of credit	7,661	4,176	2,236	944	305
Commercial contract commitments	116,733	103,795	10,129	2,184	625
Total commercial commitments	$158,723	$131,031	$23,634	$3,128	$930

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2019, we had unrecognized tax benefits of $0.6 million, including $0.0 million of accrued interest. The Company does not expect the unrecognized tax benefits to change over the next 12 months.

Our commercial contract commitments primarily relate to open purchase orders of $107.3 million, $7.5 million of which extend to 2020 and beyond.

During the fiscal year ended December 31, 2019, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.3 million for our foreign plans. During the fiscal year ended December 31, 2018, we did not make any cash contributions to our qualified defined benefit plan, but made $0.4 million in payments for our nonqualified plans. During the fiscal year ended December 31, 2017, we contributed $0.8 million to our qualified defined benefit U.S. plans, $0.4 million to our nonqualified supplemental plan, and $0.2 million for our non-U.S. plans. In addition, we made $3.4 million, $1.8 million, $2.0 million in payments to our 401(k) savings plan for 2019, 2018 and 2017, respectively.

In 2020, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements. The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through our generation of cash flow from operations.

Off-Balance Sheet Arrangements

Through December 31, 2019, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. During 2019, the Company entered into a cross-currency swap ("cross-currency swap") agreement to hedge against future volatility in exchange rates between the U.S. dollar and the Euro. We believe our exposure to changes in foreign currency is not material given our hedging policy. For additional information regarding our foreign currency exchange risk refer to Note 13, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2019, the annual rates on the revolving loans were 6.0%. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding variable rate debt. We believe our exposure to changes in interest rates is not material given our hedging policy. Refer to Note 13, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes thereto are listed in Item 15(a)(1) on the Index to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2019, due to the material weaknesses discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. This material weakness contributed to the following additional material weaknesses detailed below.

•
We did not design and maintain effective controls to analyze, account for and review non-routine transactions at the corporate level, including accounting for the financial statement effects of business dispositions, adverse purchase commitment liabilities, restricted cash balance sheet classification and other non-recurring transactions.

•
We did not design and maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, we did not maintain effective controls over the completeness and review of supporting schedules and accuracy of underlying data supporting account reconciliations prepared at the corporate level and certain of our shared service locations.

These material weaknesses resulted in audit adjustments to the Company’s consolidated financial statements in the areas of income taxes, cash and cash equivalents (including restricted cash), adverse purchase commitment liabilities and other liabilities, and special charges related to non-recurring transactions as of and for the year ended December 31, 2019. Additionally, these material weaknesses could result in misstatements of the annual or interim consolidated financial statements that would result in a material misstatement that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have been actively addressing the identified material weaknesses. Actions have been taken to strengthen controls, and further actions are planned including:

•	Hire additional full-time corporate accounting resources with appropriate levels of experience

•
Continue to allocate additional resources to the Corporate accounting function, which may include the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations

•	Continue training on a regular basis related to internal control over financial reporting for our finance and accounting personnel

We anticipate that the actions described above and resulting improvements in controls will strengthen the Company’s internal control over financial reporting and will address the related material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

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

Item 11.    Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	944,061	(1)	$35.10	(3)	952,825
Equity compensation plans not approved by security holders	150,000	(2)	$8.67	(3)	N/A
Total	1,094,061		$26.33		952,825

(1)
Reflects 28,348 stock options and 1,050 restricted stock units granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan, 534,152 stock options and 333,336 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan, and 47,175 restricted stock units granted under the Company's 2019 Stock Option and Incentive Plan.

(2)
Reflects stock options issued as an inducement equity award to our President and CEO on April 9, 2013. This award was granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Note 14, Share-Based Compensation, of the consolidated financial statements included in this Annual Report.

(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Item 14.    Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Report of PricewaterhouseCoopers LLP dated March 30, 2020 on the Company’s financial statements filed as a part hereof for the fiscal year ended December 31, 2019 and on the Company’s internal control over financial reporting as of December 31, 2019 is included in this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23.1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	101

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
2.1
Share Purchase Agreement, dated April 15, 2015, between the Company and affiliates and Schroedahl-ARAPP Spezialarmaturen GmbH & Co. KG and affiliates, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 15, 2015

2.2
Agreement and Plan of Merger dated October 12, 2016 by and among the Company, Downstream Holding, LLC, Downstream Acquisition LLC, and Sun Downstream, LP., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 14, 2016

2.3
Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and the Company, incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on September 25, 2017

2.4
Quota Purchase Agreement, dated as of July 13, 2019, as amended by Amendment No. 1 to the Quota Purchase Agreement, dated as of July, 26, 2019, between CEP Holdings Sarl and P&P Flow Control AG, incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on August 1, 2019

2.5
Asset Purchase Agreement, dated as of August 30, 2019, by and among Spence Engineering Company, Inc., Leslie Controls, Inc., Emerson Process Management Regulator Technologies, Inc. and Company (for certain enumerated provisions), incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on September 6, 2019

2.6
Amended and Restated Securities Purchase Agreement, dated as of January 31, 2020, by and among CIRCOR Dovianus Holdings B.V., CIRCOR Aerospace, Inc., Company and Crane Co., incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on February 5, 2020

3	Articles of Incorporation and By-Laws:
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed with the SEC on October 29, 2009
3.2	Amended and Restated By-Laws, as amended, of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed with the SEC on October 31, 2013
4	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities Registered under Section 12 of the Exchange Act (to link)
10.1	Material Contracts:
10.2
Credit Agreement, dated as of December 11, 2017, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and collateral agent, SunTrust Bank, as revolver administrative agent, swing line lender and a letter of credit issuer, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc., as joint-lead arrangers and joint-bookrunners, and Citizens Bank, N.A. and HSBC Securities (USA) Inc. as co-managers incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the SEC on December 12, 2017

10.3§
CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (as amended, the “1999 Stock Option and Incentive Plan ”), incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8, File No. 333-125237, filed with the SEC on May 25, 2005

10.4§
First Amendment to the 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 7, 2005

10.5§
Second Amendment to the 1999 Stock Option and Incentive Plan, dated as of February 12, 2014, incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K, filed with the SEC on March, 1 2018

10.6§
Form of Non-Qualified Stock Option Agreement for Employees (Three Year Cliff Vesting) under the 1999 Stock Option and Incentive Plan , incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 10, 2010

10.7§
CIRCOR International, Inc. Amended and Restated Management Stock Purchase Plan dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March1, 2018

10.8§
Form of Indemnification Agreement entered into by the Company and its directors and certain of its officers incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K, filed with the SEC on March 12, 2003

10.9§
Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated September 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on October 29, 2009

10.10§
Amendment to Executive Change of Control Agreement between CIRCOR, Inc. and Arjun Sharma, dated November 4, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed with the SEC on November 5, 2010

10.11§
Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.12§
Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.13§
Stock Option Inducement Award Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.14§
Severance Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.15§
Amended Performance-Based Restricted Stock Unit Agreement, dated as of April 9, 2013, between the Company and Scott A. Buckhout, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on April 28, 2015

10.16§
Executive Change of Control Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.17§
Performance-Based Stock Option Award Agreement, dated as of March 5, 2014, between the Company and Scott A. Buckhout, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 11, 2014

10.18§
CIRCOR International, Inc. 2014 Stock Option and Incentive Plan 201 (the "2014 Stock Option and Incentive Plan") incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed with the SEC on March 21

10.19§	First Amendment to 2014 Stock Option and Incentive Plan, dated February 12, 2014, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K, filed with the SEC on February 18, 2015
10.20§
Executive Change of Control Agreement, dated as of June 10, 2015, between the Company and Andrew Farnsworth, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 29, 2015

10.21§
Executive Change of Control Agreement, dated as of January 8, 2016, between the Company and David Mullen, incorporated herein by reference to Exhibit 10.29 the Company’s Form 10-K filed with the SEC on February 23, 2016

10.22§
Form of Performance-Based Restricted Stock Unit Agreement For Employees and Directors under the 1999 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.23§
Form of Restricted Stock Unit Agreement For Employees and Directors under the 1999 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.24§
Form of Restricted Stock Unit Agreement For Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.25§
Form of Performance-Based Restricted Stock Unit Agreement For Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.26§
Form of Management Stock Purchase Plan Restricted Stock Unit Agreement For Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.27§
Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.28§
Form of Restricted Stock Unit Agreement For Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.29§
Executive Change of Control Agreement, dated as of 2016, between the Company and Sumit Mehrotra, incorporated herein by reference to Exhibit 10.37 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.30§
Severance Agreement, dated as of December 9, 2016, between the Company and Sumit Mehrotra, incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K, filed with the SEC on February 21, 2017

10.31§
Stockholders Agreement, dated December 11, 2017, between the Company and Colfax Corporation, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the SEC on December 12, 2017

10.32§	Severance Agreement, dated as of April 21, 2017, between the Company and Arjun Sharma, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the SEC on April 28, 2017
10.33§
Executive Change of Control Agreement between CIRCOR, International Inc. and Chadi Chahine, dated January 7, 2019, incorporated herein by reference to Exhibit 10.39 to the Company's Form 10-K, filed with the SEC on March 1, 2019.

10.34§	Severance Agreement, dated January 7, 2019, between the Company and Chadi Chahine, incorporated herein by reference to Exhibit 10. to the Company's Form 10-K, filed with the SEC on March 1, 2019.
10.35§
Executive Change of Control Agreement between CIRCOR, Inc. and Lane Walker, dated October 10, 2018, incorporated herein by reference to Exhibit 10. to the Company's Form 10-K, filed with the SEC on March 1, 2019.

10.36§	Severance Agreement, dated October 10, 2018, between the Company and Lane Walker, incorporated herein by reference to Exhibit 10. to the Company's Form 10-K, filed with the SEC on March 1, 2019.
10.37§
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019

10.38§
Form of Management Stock Purchase Plan Restricted Stock Unit Agreement for Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019

10.39§
Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option And Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019

10.40§
Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019

10.41§
Form of Restricted Stock Unit Agreement for Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019

10.42§	2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K, filed with the SEC on May 14, 2019
10.43§
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019

10.44§	Amendment to Executive Change of Control Agreement for Chadi Chahine, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.45§	Amendment to Executive Change of Control Agreement for Lane Walker, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.46§	Amendment to Executive Change of Control Agreement for Tony Najjar, incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.47§	Third Amendment to Executive Change of Control Agreement for Arjun Sharma, incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.48§	Second Amendment to Executive Change of Control Agreement for Andrew Farnsworth, incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.49§	Second Amendment to Executive Change of Control Agreement for David Mullen, incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.50§	Second Amendment to Executive Change of Control Agreement for Scott Buckhout, incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.51§	Amendment to Executive Change of Control Agreement for Sumit Mehrotra, incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.52§	Second Amendment to Executive Change of Control Agreement for Sumit Mehrotra, incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.53§
Guaranty dated August 30, 2019 by Company to Emerson Process Management Regulator Technologies, Inc., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on September 6, 2019

10.54§	First Amendment to the Amended and Restated Management Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on November 13, 2019
10.55§**	Lane Walker Transaction Bonus Letter (to link)
10.56§**	Amendment No 2. to the Credit Agreement
21**	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	Consolidated Balance Sheets as of December 31, 2019 and 2018
(ii)	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
(vi)	Notes to the Consolidated Financial Statements

*	The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

**	Filed with this report.

***	Furnished with this report.

§	Indicates management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Scott A. Buckhout
/s/ Gregory C. Bowen	Senior Vice President and Corporate Controller (Principal Financial and Accounting Officer)	March 30, 2020
Gregory C. Bowen
/s/ David F. Dietz	Chairman of the Board of Directors	March 30, 2020
David F. Dietz
/s/ Tina M. Donikowski	Director	March 30, 2020
Tina M. Donikowski
/s/ Helmuth Ludwig	Director	March 30, 2020
Helmuth Ludwig
/s/ Samuel Chapin	Director	March 30, 2020
Samuel Chapin
/s/ John A. O'Donnell	Director	March 30, 2020
John A. O’Donnell
/s/ Peter M. Wilver	Director	March 30, 2020
Peter M. Wilver
/s/ Jill D. Smith	Director	March 30, 2020
Jill D. Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CIRCOR International, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) not maintaining a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with the Company’s financial reporting requirements, (ii) not designing and maintaining effective controls to analyze, account for and review non-routine transactions at the corporate level, and (iii) not designing and maintaining effective controls over the preparation, review and approval of account reconciliations prepared at the corporate level and certain of the Company’s shared service locations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

Subsequent Event

As discussed in Note 23 to the consolidated financial statements, as a result of the COVID-19 outbreak, the Company has experienced a significant decline in its market capitalization to below its consolidated book value. As a result, management has concluded that there will be a goodwill and an intangible asset impairment triggering event in the first quarter of 2020, which will result in management performing an impairment evaluation of its goodwill and intangible asset balances.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $272 million as of December 31, 2019. Management performs an impairment assessment at the reporting unit level on an annual basis as of the Company’s October month end or more frequently if circumstances warrant. The annual impairment assessment requires a comparison of the fair value of each reporting unit to the respective carrying value. If the carrying value of a reporting unit is greater than the fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. Goodwill allocated to reporting units as of December 31, 2019 excluded amounts allocated to disposed businesses and the Instrumentation & Sampling disposal group which was held for sale. With the assistance of an independent third-party appraisal firm, management estimates the fair value of the reporting units using an income approach based on the present value of future cash flows. The key assumptions utilized in the discounted cash flow model include estimates of the rate of revenue growth, including the rate of growth used in the terminal year value, as well as the discount rate based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units and, as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of December 31, 2019 related to an insufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with the Company’s financial reporting requirements. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions, including the rate of revenue growth, including the rate of growth used in the terminal year value, as well as the discount rate based on a weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value measurement. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of the significant assumptions used by management, including the rate of revenue growth, including the rate of growth used in the terminal year value, and the discount rate based on a weighted average cost of capital. Evaluating the reasonableness of management’s assumptions related to the rate of revenue growth, including the rate of growth used in the terminal year value, and the discount rate based on a weighted average cost of capital involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

Fair Value of the Distributed Valves Disposal Group

As described in Notes 2 and 3 to the consolidated financial statements, the Company classified the Distributed Valves business as a disposal group held for sale in the third quarter of 2019. The Company initially measured the disposal group held for sale at the lower of the carrying value or the fair value less any costs to sell. The loss resulting from this measurement was recognized in the period in which the held for sale criteria were met. The Company assessed the fair value of the disposal group less any costs to sell each reporting period until the date of sale. During the year ended December 31, 2019, the Company recognized a valuation allowance of $39.8 million to adjust the carrying value of the disposal group to its fair value less expected costs to sell value of $2.3 million. Management calculated the fair value of the disposal group held for sale using an income approach based on the present value of projected future cash flows. This approach incorporates several key assumptions which include the rate of revenue growth, including the rate of growth used in the terminal year value, the projected operating margin, as well as the discount rate based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the fair value of the Distributed Valves disposal group is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the disposal group and, as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of December 31, 2019 related to an insufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with the Company’s financial reporting requirements. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions, including the rate of revenue growth, including the rate of growth used in the terminal year value, the projected operating margin, as well as the discount rate based on a weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures including testing the effectiveness of controls relating to management’s fair value assessment of the Distributed Valves disposal group, including controls over the development of assumptions relating to the cash flow projections. These procedures also included, among others, testing management’s process for developing the fair value measurement of the disposal group. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of the significant assumptions used by management, including the rate of revenue growth, including the rate of growth used in the terminal year value, the projected operating margin, and the discount rate based on a weighted average cost of capital. Evaluating the reasonableness of management’s assumptions related to the rate of revenue growth, including the rate of growth used in the terminal year value, and the projected operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the disposal group, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2020

We have served as the Company’s auditor since 2015.

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,531	$68,517
Trade accounts receivable, less allowance for doubtful accounts of $3,086 and $2,270, respectively	125,422	167,181
Inventories	137,309	143,682
Prepaid expenses and other current assets	66,664	71,428
Assets held for sale	161,193	197,238
Total Current Assets	575,119	648,046
PROPERTY, PLANT AND EQUIPMENT, NET	172,179	189,672
OTHER ASSETS:
Goodwill	271,893	450,605
Intangibles, net	385,542	440,281
Deferred income taxes	30,852	19,906
Assets held for sale	—	30,374
Other assets	35,360	12,728
TOTAL ASSETS	$1,470,945	$1,791,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,399	$94,715
Accrued expenses and other current liabilities	94,169	92,496
Accrued compensation and benefits	19,518	30,703
Liabilities held for sale	43,289	58,298
Notes payable and current portion of long-term debt	—	7,850
Total Current Liabilities	236,375	284,062
LONG-TERM DEBT	636,297	778,187
DEFERRED INCOME TAXES	21,425	33,607
PENSION LIABILITY, NET	146,801	150,623
LIABILITIES HELD FOR SALE	—	861
OTHER NON-CURRENT LIABILITIES	38,636	15,279
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,912,362 and 19,845,205 shares issued at December 31, 2019 and 2018, respectively	213	212
Additional paid-in capital	446,657	440,890
Retained earnings	99,280	232,102
Common treasury stock, at cost (1,372,488 shares at December 31, 2019 and 2018)	(74,472)	(74,472)
Accumulated other comprehensive loss	(80,267)	(69,739)
Total Shareholders’ Equity	391,411	528,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,945	$1,791,612

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$964,313	$1,013,470	$505,492
Cost of revenues	655,504	688,267	332,818
Gross Profit	308,809	325,203	172,674
Selling, general and administrative expenses	248,256	284,641	146,478
Special and restructuring charges, net	22,872	18,909	9,889
Operating income	37,681	21,653	16,307
Other expense (income):
Interest expense, net	48,609	52,975	10,841
Other (income) expense, net	(836)	(7,426)	1,826
Total other expense, net	47,773	45,549	12,667
(Loss) income from continuing operations before income taxes	(10,092)	(23,896)	3,640
Provision for (Benefit from) income taxes	14,676	9,451	(7,211)
(Loss) Income from continuing operations, net of tax	(24,768)	(33,347)	10,851
(Loss) Income from discontinued operations, net of tax	(109,167)	(6,037)	938
Net (Loss) Income	$(133,935)	$(39,384)	$11,789

Basic (Loss) Income per common share:
Basic from continuing operations	$(1.24)	$(1.68)	$0.65
Basic from discontinued operations	$(5.48)	$(0.30)	$0.06
Net (Loss) Income	$(6.73)	$(1.99)	$0.71

Diluted (Loss) Income per common share:
Diluted from continuing operations	$(1.24)	$(1.68)	$0.64
Diluted from discontinued operations	$(5.48)	$(0.30)	$0.06
Net (Loss) Income	$(6.73)	$(1.99)	$0.70

Weighted average common shares outstanding:
Basic	19,903	19,834	16,674
Diluted	19,903	19,834	16,849

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(133,935)	$(39,384)	$11,789
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,740)	(20,523)	34,119
Interest rate swap adjustments (1)	(5,390)	(1,516)	—
Other net changes in post-retirement liabilities and assets - recognized actuarial (loss) gains (2)	(398)	(11,087)	4,877
Net periodic pension costs amortization (3)	—	117	535
Other comprehensive (loss) income	(10,528)	(33,009)	39,531
COMPREHENSIVE (LOSS) INCOME	$(144,463)	$(72,393)	$51,320

(1)	Net of an income tax effect of $1.6 million and $(0.5) million for the years ended December 31, 2019 and December 31, 2018, respectively.

(2)	Net of an income tax effect of $1.9 million, $3.3 million, and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Net of an income tax effect of $0.0 million, $0.0 million, and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC. Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(133,935)	$(39,384)	$11,789
(Loss) income from discontinued operations	(109,167)	(6,037)	938
(Loss) income from continuing operations	(24,768)	(33,347)	10,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,045	26,183	12,413
Amortization	47,591	49,129	14,621
Provision for bad debt expense	617	(261)	777
Loss on write down of inventory and amortization of fair value step-up	366	7,675	7,175
Compensation expense of share-based plans	5,418	4,965	3,807
Debt extinguishment	—	—	1,810
Change in fair value of contingent consideration	—	—	(12,200)
Amortization of debt issuance costs	4,622	3,937	759
Deferred income tax benefit	(3,440)	(2,367)	(11,792)
(Gain) loss on disposal of property, plant and equipment	(1,793)	1,380	349
Loss on sale of businesses	3,615	1,882	5,300
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	24,339	(12,229)	(17,232)
Inventories	(9,557)	6,620	15,647
Prepaid expenses and other assets	7,360	(26,770)	(6,664)
Accounts payable, accrued expenses and other liabilities	(34,168)	30,458	(16,085)
Net cash provided by continuing operations	42,247	57,255	9,536
Net cash (used in) provided by discontinued operations	(26,334)	(3,261)	101
Net cash provided by operating activities	15,913	53,994	9,637
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,855)	(20,114)	(12,814)
Proceeds from the sale of property, plant and equipment	6,172	156	785
Proceeds from collection of beneficial interest	861	—	—
Proceeds from divestitures	162,591	2,753	—
Business acquisitions, net of cash acquired	—	3,727	(488,517)
Net cash provided by (used in) continuing investing activities	155,769	(13,478)	(500,546)
Net cash used in discontinued investing activities	(2,733)	(3,399)	(1,578)
Net cash provided by (used in) investing activities	153,036	(16,877)	(502,124)
FINANCING ACTIVITIES
Proceeds from long-term debt	281,600	248,300	1,090,883
Payments of short-term and long-term debt	(434,797)	(260,146)	(523,183)
Debt issuance costs	—	—	(30,366)
Dividends paid	—	—	(2,506)
Proceeds from the exercise of stock options	253	690	740
Return of cash to seller	—	(62,917)	—
Net cash (used in) provided by continuing financing activities	(152,944)	(74,073)	535,568
Net cash (used in) provided by financing activities	(152,944)	(74,073)	535,568
Effect of exchange rate changes on cash and cash equivalents	197	(5,812)	8,996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,202	(42,768)	52,077
Cash and cash equivalents at beginning of year	69,525	112,293	58,279
CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,727	$69,525	$110,356
Cash paid during the year for:
Income taxes	$16,711	$633	$9,984
Interest	$47,544	$50,326	$6,778
Non-cash supplemental information:
Share issuance for business acquisition	$—	$—	$143,767
Accrued purchase price	$—	$—	$4,824
Payable to seller related to cash balances	$—	$—	$65,314
Change in fair value for shares issued in acquisition	$—	$(3,783)	$—
Accrued purchase price settled	$—	$(2,299)	$—
 The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2016	16,445	$178	$289,422	$265,543	$(76,261)	$(74,472)	$404,410
Net income	—	—	—	11,789	—	—	11,789
Cumulative effect adjustment related to the adoption of share-based compensation standard (ASU 2016-09)	—	—	755	(582)	—	—	173
Other comprehensive loss, net of tax	—	—	—	—	39,531	—	39,531
Common stock dividends declared	—	—	—	(2,507)	—	—	(2,507)
Stock options exercised	18	—	707	—	—	—	707
Conversion of restricted stock units	39	1	296	—	—	—	297
Share-based plan compensation	—	—	3,807	—	—	—	3,807
Issuance of common stock to acquire business	3,283	33	143,734	—	—	—	143,767
BALANCE AT DECEMBER 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net loss				(39,384)	—	—	(39,384)
Cumulative effect adjustment related to the adoption of revenue recognition standard (ASC 606)	—	—	—	(2,757)	—	—	(2,757)
Other comprehensive income, net of tax	—	—	—	—	(33,009)	—	(33,009)
Stock options exercised	18	—	690	—	—	—	690
Conversion of restricted stock units	42	—	291	—	—	—	291
Share-based plan compensation	—	—	4,971	—	—	—	4,971
Measurement period change in fair value of common stock to acquire a business	—	—	(3,783)	—	—	—	(3,783)
BALANCE AT DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(133,935)	—	—	(133,935)
Cumulative effect adjustment related to adoption of ASC 842	—	—	—	1,113	—	—	1,113
Other comprehensive income, net of tax	—	—	—	—	(10,528)	—	(10,528)
Stock options exercised	6	—	253	—	—	—	253
Conversion of restricted stock units	61	1	(65)	—	—	—	(64)
Share-based plan compensation	—	—	5,579	—	—	—	5,579
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411

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

As of December 31, 2019, we organized our business segment reporting structure into three segments: CIRCOR Energy ("Energy"), CIRCOR Aerospace and Defense ("Aerospace and Defense") and CIRCOR Industrial ("Industrial"). Refer to Note 19, Business Segment and Geographical Information, for further information about our segments.

During 2018 and 2019, the Company entered into several significant transactions as described below.

In November 2018, the Company sold its Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was our Netherlands-based fluid handling skids and systems business, primarily for the oil and gas end market. We maintain a 19.9% interest in the Delden Business, as well as the intellectual property rights to our two-screw pump product line. The Company determined that the accounting for this transaction is not material to our consolidated financial statements.

In January 2019, the Company sold its Reliability Services ("RS") business for approximately $85 million in cash, on a cash-free, debt-free basis, subject to working capital and other adjustments of approximately $(5) million. The RS business provided lubrication management, chemical flushing services, and oil misting equipment to the oil and gas industry. The RS business was acquired as part of the acquisition of the Colfax Fluid Handling (“FH”) business, which is described further in Note 5, Business Acquisitions. The disposal group did not meet the criteria to be classified as discontinued operations. However, it did meet the criteria for presentation as held for sale. Accordingly, the RS assets and liabilities were collapsed as held for sale within our consolidated balance sheet at December 31, 2018.

In July 2019, the Company sold its Engineered Valves ("EV") business for a nominal amount, with an earnout of 50% of net income over seven years up to a maximum of $20.6 million (€18 million). The EV business is a long-cycle upstream oil and gas engineered value business. The disposal group met the criteria to be classified as discontinued operations, and is recorded as such within our consolidated financial statements. All prior period comparative financial information has been reclassified to conform with this presentation.

In August 2019, the Company sold certain assets and liabilities related to our Spence and Nicholson product lines for $84.5 million, subject to adjustment for working capital and other specified items of approximately $(0.5) million. The Spence and Nicholson product lines include steam regulators, control valves, safety relief valves, temperature regulators, steam traps and other steam accessories and solutions. The disposal group did not meet the criteria to be classified as discontinued operations.

In September 2019, the Company obtained approval from its Board of Directors to dispose of the Distributed Valves ("DV") business in a transaction or transfer to a third-party purchaser or purchasers. The DV business is a long-cycle upstream oil and gas engineered valve business. The disposal group met the criteria to be classified as held for sale and a discontinued operation, and is recorded as such within our consolidated financial statements. All prior period comparative financial information has been reclassified to conform with this presentation. As of December 31, 2019, the Company has not yet secured a buyer for the DV business but is actively marketing the business for sale. The Company anticipates completing the disposition within twelve months.

In December 2019, the Company entered into a definitive agreement to dispose of a non-core business, Instrumentation and Sampling (“I&S”) business. The I&S business manufactures fittings, regulators sampling systems and valves. The disposal group did not meet the criteria to be classified as a discontinued operation. However, it did meet the criteria for presentation as held for sale. Accordingly the I&S assets and liabilities were collapsed as held for sale within the consolidated balance sheet at December 31, 2019. In January 2020, the Company completed the sale of the I&S business to Crane Co. for $172 million in cash, subject to a working capital adjustment. See Note 23, Subsequent Events.

For more information on the discontinued operations and held for sale transactions, see Note 3, Discontinued Operations and Assets Held for Sale.

Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of CIRCOR and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or divested are included in the consolidated financial statements from the date of acquisition or up to the date of disposal. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation, including the results of discontinued operations and reportable segment information. These reclassifications have no effect on the previously reported net (loss) income.

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject to terms customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further information.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates relate to acquisition accounting, estimated total costs for ongoing long-term contracts accounted for as performance obligations where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, fair value of disposal group, pension benefits obligations, income taxes, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for performance obligations. In order to apply this revenue recognition principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied. See Note 4, Revenue Recognition for further information.

Revenues disclosed for 2017 were accounted for in accordance with Accounting Standard Codification ("ASC") Topic 605. Under this standard, revenue was primarily recognized when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, no significant post-delivery obligations remain, the price to the buyers is fixed or determinable and collection of the resulting receivable is reasonably assured.

Revenues and costs on certain long-term capital contracts are recognized on the percentage-of-completion method measured on the basis of costs incurred to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress towards completion on these contracts. Revenues and costs on contracts are subject to changes in estimates throughout the duration of the contracts, and any required adjustments are made in the period in which a change in estimate becomes known. Estimated losses on contracts in progress are recognized in the period in which a loss becomes known. Unbilled receivables for net revenues recognized in excess of the amounts billed for active projects are recognized within other current assets on the balance sheet.

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

Goodwill

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. We perform an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. Our annual impairment assessment requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit is greater than its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, we will consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value. We also utilize the comparable company multiples method and market transaction fair value method to validate the fair value amount we obtain using the income approach. The key assumptions utilized in our discounted cash flow model include our estimates of the rate of revenue growth, including the rate of growth used in terminal year value, as well as the discount rate based on a weighted average cost of capital. Any unfavorable material changes to these key assumptions could potentially impact our fair value determinations.

For additional information, see Note 10, Goodwill and Other Intangible Assets.

Cost of Revenues

Cost of revenues primarily reflects the costs of manufacturing and preparing products for sale and, to a much lesser extent, the costs of performing services. Cost of revenues is primarily comprised of the cost of materials, outside processing, inbound freight, production, direct labor and overhead including indirect labor, which are expenses that directly result from the level of production activity at a manufacturing site. Additional expenses that directly result from the level of production activity at a manufacturing site include purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, utility expenses, property taxes, amortization of inventory step-up from revaluation at the date of acquisition, depreciation of production building and equipment assets, warranty costs, salaries and benefits paid to plant manufacturing management and maintenance supplies.

Inventories

Inventories are stated at the lower of cost or net realizable value. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Cost is generally determined on the first-in, first-out (“FIFO”) basis. We typically analyze our inventory aging and projected future usage on a quarterly basis to assess the adequacy of our inventory valuation reserve, which primarily consists of obsolescence and net realizable value estimates. These estimates are measured either on an item-by-item basis or higher-level inventory grouping and determined based on the difference between the cost of the inventory and estimated net realizable value. The provision for inventory valuation reserves is a component of our cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate market value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Only subsequent inventory transactions via sale or disposal would then release the established inventory reserve.

If there were to be a sudden and significant decrease in demand for our products, significant price reductions, or a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, we could be required to increase our inventory valuation reserves, which could adversely affect our gross profits.

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

The consideration for our acquisitions may include future payments that are contingent upon the occurrence of a particular event. For acquisitions that qualify as business combinations, we record an obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus the likelihood of making related payments or by using a Monte Carlo simulation model. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within general and administrative expenses in our consolidated statements of income.

ASC Topic 805, Business Combinations, provides guidance regarding business combinations and requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. For additional information, see Note 5, Business Acquisitions.

Legal Contingencies

We are currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. The determination of probability and the determination as to whether exposure can be reasonably estimated requires management estimates. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our business, results of operations and financial position.

For more information see Note 17, Contingencies, Commitments and Guarantees.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. For these assets, we perform a qualitative assessment on an annual basis to determine if it is more likely than not the asset is impaired ("Step 0" test). These assets are reviewed at least annually for impairment as of the October month end, or more frequently if facts and circumstances warrant. For any that fail the Step 0 test, we perform an impairment assessment at the asset level utilizing a fair value calculation. Determining the fair value is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, we estimate the fair value using an income approach based on the present value of future cash flows. We note the fair value of each individual indefinite-lived asset exceeded the respective carrying amount, and no intangible impairments were recorded.

For more information see Note 10, Goodwill and Other Intangible Assets.

Other Long-Lived Assets

In accordance with ASC Topic 360, Plant, Property, and Equipment, we perform impairment analyses of long-lived asset groups whenever events and circumstances indicate impairment. If indicators are present, we perform a recoverability test by comparing the sum of the undiscounted future cash flows specific to the asset group to its carrying value. If the recoverability test fails (sum of undiscounted cash flows are less than the asset group's carrying value), we then determine the fair value of the asset group and recognize an impairment loss if the carrying value exceeds the calculated fair value. For more information, see Note 9, Property, Plant and Equipment.

Post-Retirement Benefits

Pensions and other post-retirement benefit obligations and net periodic benefit costs are actuarially determined and are affected by several assumptions including the discount rate, mortality, and the expected long-term return on plan assets. Changes in assumptions and differences from actual results will affect the amounts of net periodic benefit cost recognized in future periods. These assumptions may also effect the amount and timing of future cash contributions.

As required in the recognition and disclosure provisions of ASC Topic 715, Compensation - Retirement Benefits, the Company recognizes the over-funded or under-funded status of defined benefit post-retirement plans in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligations (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status is the net of the recognized net periodic benefit cost, cash contributions to the trust/benefits paid directly by the Company and recognized changes in other comprehensive income. Other comprehensive income changes are due to new actuarial gains and losses, new plan amendments and the amortizations of amounts in the net periodic benefit cost.

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

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company initially recognizes the financial statement effect of a tax position when, based solely on its technical merits, it is more likely than not (a likelihood of greater than fifty percent) that the position will be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-

recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Under ASC Topic 740, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., due to the expiration of the statute of limitations) or are not expected to be paid within one year are classified as non-current. It is the Company’s policy to record estimated interest and penalties as income tax expense, and tax credits as a reduction in income tax expense.

With respect to global intangible low-taxed income ("GILTI"), the Company has adopted a policy to account for this provision as a period cost. Also, the Company has adopted the impact of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU ") 2018-05 in our financial statements.

For additional information, see Note 11, Income Taxes.

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Accounting for Share Based Payments, and these costs are recognized over the requisite vesting period. The Black-Scholes option pricing model is used to estimate the fair value of each stock option at the date of grant. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

Market condition stock option awards include both a service period and a market performance vesting condition. The stock options vest if certain stock price targets are met based on the stock price closing at or above the target for 60 consecutive trading days. Vested options may be exercised 25% at the time of vesting, 50% one year from the date of vesting and 100% two years from the date of vesting. These market condition stock option awards are being expensed utilizing a graded method and are subject to forfeiture in the event of employment termination (whether voluntary or involuntary) prior to vesting. To the extent that the market conditions above (stock price targets) are not met, those options will not vest and will forfeit 5 years from the grant date. The Company used a Monte Carlo simulation option pricing model to value these option awards.

For additional information, see Note 14, Share-Based Compensation.

Environmental Compliance and Remediation

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, which do not contribute to current or future revenue generation, are expensed. Expenditures that meet the criteria of "Regulated Operations" are capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. In accordance with ASC Topic 450, Contingencies, estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation.

Foreign Currency and Foreign Currency Contracts

Our international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets, liabilities, revenues, and costs of these subsidiaries are translated into United States ("U.S.") dollars using exchange rates in effect at the end of the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

The Company is subject to exchange rate adjustments resulting from foreign currency transactions. Our net foreign exchange losses / (gains) recorded for the years ended December 31, 2019, 2018 and 2017 were $(0.4) million, $(1.7) million, and $0.8 million, respectively and are included in other (income) expense in the consolidated statements of income.

For additional information, see Note 13, Financing Arrangements.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2019			2018			2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(133,935)	19,903	$(6.73)	$(39,384)	19,834	$(1.99)	$11,789	16,674	$0.71
Dilutive securities, principally common stock options	—	—	—	—	—	—	—	175	(0.01)
Diluted EPS	$(133,935)	19,903	$(6.73)	$(39,384)	19,834	$(1.99)	$11,789	16,849	$0.70

Certain stock options to purchase common shares and restricted stock units ("RSUs") were anti-dilutive. There were 431,165 anti-dilutive stock options, RSUs, and RSUs under our management stock purchase plan for the year ended December 31, 2019 with exercise prices ranging from $33.63 to $71.56. There were 1,041,454 anti-dilutive stock options and RSUs for the year ended December 31, 2018 with exercise prices ranging from $26.06 to $71.56. There were 252,001 anti-dilutive stock options and RSUs for the year ended December 31, 2017 with exercise prices ranging from $51.84 to $71.56.

As of December 31, 2019, there were 11,135 outstanding RSUs that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share.

Cash and Cash Equivalents

Our cash equivalents are invested in time deposits of financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Restricted cash represents cash that is legally restricted as to withdrawal or usage.

Restricted Cash

Restricted cash represents cash that is legally restricted as to withdrawal or usage and includes amounts required to be maintained in relation to employment laws in certain jurisdictions.

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

Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in: Note 13, Financing Arrangements (for fair value of debt and interest- rate swaps) along with Derivative Financial Instruments (for cross-currency hedges), and Note 16, Retirement Plans (for assets held in trust).

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which typically range from 3 to 40 years for buildings and improvements, 1 to 10 years for manufacturing machinery and equipment, and 3 to 7 years for computer equipment and software. Motor vehicles and furniture and fixtures are typically depreciated over 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.

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

See Note 9, Property, Plant and Equipment for additional information.

Research and Development

Research and development expenditures, including certain engineering costs, are expensed when incurred and are included in selling, general and administrative expenses. Our research and development expenditures for the years ended December 31, 2019, 2018 and 2017 were $7.6 million, $8.5 million and $5.2 million, respectively.

Sale of Receivables

During the third quarter of 2019, the Company entered into a receivables purchasing agreement with a bank whereby the Company can sell selected account receivables and receive between 90% to 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the year, the Company sold a total of $34.4 million in receivables under the program, receiving $32.2 million in cash. The outstanding purchase price component of $2.2 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2019.

New Accounting Standards

Adopted

In September 2019, we elected to early-adopt the FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test, as amended, will consist of one step comparing the fair value of a reporting unit to its carrying amount.

On January 1, 2019, we adopted the FASB ASU 2016-02, Leases, and all related amendments ("ASC Topic 842"), under the modified retrospective approach. Consequently, periods prior to January 1, 2019 are not restated for the adoption of ASC Topic 842. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

Adoption of the new standard resulted in the recording of additional Right-of-Use ("ROU") assets and lease liabilities of $10.7 million and $10.9 million, respectively, as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term, and the lease liabilities represent our obligation to make lease payments arising from the lease. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to deferred rent and prepaid rent. The standard did not materially impact our consolidated net earnings. See Note 7, Leases for further information.

On January 1, 2018, we adopted the FASB ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“ASC Topic 606” or the “new revenue standard”) using the modified retrospective transition approach. The new revenue standard provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and replaced most previously existing revenue recognition guidance in GAAP. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. The comparative periods presented have not been restated and continue to be reported under the accounting standards in effect for those periods.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted.

The Company will adopt the standard effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

(3) Discontinued Operations and Assets Held for Sale

Discontinued Operations

During the third quarter of 2019, the Company instituted a strategic shift to exit the upstream oil and gas valves market to focus on more attractive end markets. In line with that shift, during the third quarter of 2019 the Company sold its EV business and classified its DV business as held for sale. These businesses were previously part of the Energy segment.

In accordance with ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the Company determined that the EV and DV businesses represented a strategic shift that has or will have a major effect on the Company's operations and financial results. As a result, these businesses met the conditions for discontinued operations and are recorded as such in the consolidated financial statements. All prior period comparative financial information has been reclassified to conform to this presentation. We report financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the disposal transactions from ongoing operations.

Upon classifying the DV business as held for sale, the Company was required to measure the disposal group at the lower of its carrying value or fair value less expected costs to sell. The Company calculated fair value of the DV business using an income approach based on the present value of projected future cash flows. This approach incorporates several key assumptions which include the rate of revenue growth including the rate of growth used in the terminal year value, the projected operating margin, as well as the discount rate based on a weighted average cost of capital. Any unfavorable material changes to these key assumptions could potentially impact our fair value determinations. Through this process, the Company determined that the carrying value exceeded fair value and recognized a goodwill impairment of $6.9 million and an intangible asset impairment of $1.0 million. At December 31, 2019, the Company recognized a valuation allowance of $39.8 million to adjust the carrying value of the disposal group to its fair value less expected costs to sell.

The following table presents the summarized components of (loss) income from discontinued operations, for the EV and DV businesses for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands):

	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net revenues	$79,848	$162,355	$156,218
Cost of revenues	105,132	145,908	128,072
Gross (loss) profit	(25,284)	16,447	28,146
Selling, general and administrative expenses	15,487	23,786	19,723
Special and restructuring charges, net (1)	85,603	4,930	4,162
Operating (loss) income	(126,374)	(12,269)	4,261
Other (income) expense:
Interest (income), net	(8)	(62)	(64)
Other (income) expense, net	(378)	(9)	1,852
Total other (income) expense, net	(386)	(71)	1,788
(Loss) income from discontinued operations, pre tax	(125,988)	(12,198)	2,473
(Benefit from) provision for income tax	(16,821)	(6,161)	1,535
(Loss) income from discontinued operations, net of tax	$(109,167)	$(6,037)	$938
(1) For the year ended December 31, 2019, includes a valuation allowance of $39.8 million for the DV business, loss on sale of the EV business of $37.9 million, and goodwill and intangible asset impairments related to the DV business of $7.9 million.

Assets Held for Sale

In addition to its businesses classified as discontinued operations, the Company has other disposal groups that meet the requirements of ASC 360-10 to be classified as held for sale in its consolidated balance sheets. In December 2019, the Company entered into a definitive agreement to dispose of its I&S business. The disposal group met the requirements to be classified as held for sale in the Company's consolidated balance sheet as of December 31, 2019. In accordance with ASC 360-10, prior period results have not been restated to reflect the I&S business as held for sale.

In January 2019, the Company sold its RS business. This disposal group met the requirements for classification as held for sale in the Company's consolidated balance sheet as of December 31, 2018.

The following table presents the balance sheet information for assets and liabilities held for sale as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Discontinued Operations (1)	Other Held for Sale (2)	Total	Discontinued Operations (1)	Other Held for Sale (2)	Total
Trade accounts receivable, net	$467	$9,935	$10,402	$16,371	$12,341	$28,712
Inventories	55,521	13,878	69,399	73,696	3,044	76,740
Prepaid expenses and other current assets	2,867	616	3,483	19,230	1,602	20,832
Property, plant, and equipment, net	6,742	6,409	13,151	12,127	12,542	24,669
Goodwill	—	91,492	91,492	8,600	40,372	48,972
Intangibles	—	—	—	1,021	17,209	18,230
Deferred tax asset	778	1,089	1,867	8,556	824	9,380
Other assets	4,793	6,363	11,156	70	7	77
Valuation adjustment on classification to assets held for sale	(39,757)	—	(39,757)	—	—	—
Classified as current (3)	31,411	129,782	161,193	109,297	87,941	197,238
Classified as noncurrent	—	—	—	30,374	—	30,374
Total assets held for sale	$31,411	$129,782	$161,193	$139,671	$87,941	$227,612

Accounts payable	$8,708	$5,997	$14,705	$29,166	$3,370	$32,536
Accrued and other current liabilities	5,834	2,192	8,026	17,991	5,576	23,567
Deferred income taxes	638	151	789	325	—	325
Other noncurrent liabilities	13,931	5,838	19,769	536	2,195	2,731
Classified as current (3)	29,111	14,178	43,289	47,157	11,141	58,298
Classified as noncurrent	—	—	—	861	—	861
Total liabilities held for sale	$29,111	$14,178	$43,289	$48,018	$11,141	$59,159
(1) Reflects the assets and liabilities of the DV disposal group at December 31, 2019, and the assets and liabilities of the DV and EV disposal groups at December 31, 2018.
(2) Reflects the assets and liabilities of disposal groups that did not meet the criteria to be classified as discontinued operations. At December 31, 2019, the balances consist of assets and liabilities of the I&S disposal group. At December 31, 2018, the balances consist of assets and liabilities related to the RS disposal group, along with a $4.5 million building that was actively being marketed for sale. The building was sold during 2019.

(3) The Company classified all assets and liabilities held for sale as current on the December 31, 2019 consolidated balance sheet because it is probable that these assets will be sold within one year. Similarly, the Company classified all assets and liabilities associated with RS disposal group and a building being marketed for sale as current on the December 31, 2018 consolidated balance sheet. For the assets and liabilities that were reclassified to discontinued operations as of December 31, 2018, the Company maintained the current and noncurrent classification from its historical consolidated balance sheet.

(4) Revenue Recognition

Our revenue is derived from a variety of contracts. A significant portion of our revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the energy, aerospace, defense and industrial markets. Our contracts within the defense markets are primarily with U.S. military customers. Our contracts with the U.S. military customers typically are subject to the Federal Acquisition Regulations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract. In these cases, the effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis, except when such modifications relate to a performance obligation which is a series of substantially the same distinct goods or services.  If the modification relates to a performance obligation for a series of substantially the same distinct goods or services, the modifications are treated prospectively. Contract modifications for goods or services that are considered distinct from the existing contract are accounted for as separate contracts.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred to the customer. Consistent with historical practice, we exclude from the transaction price amounts collected on behalf of third parties (e.g. taxes). Our performance obligations are typically satisfied at a point in time upon delivery and shipping and handling costs are treated as fulfillment costs. To determine the proper revenue recognition method for contracts for highly engineered, complex and severe environment products with right of payment, which meet over-time revenue recognition criteria, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. In certain instances, we accounted for contracts using the portfolio approach when the effect of accounting for a group of contracts or group of performance obligations would not differ materially from considering each contract or performance obligation separately. This determination requires the use of estimates and assumptions that reflect the size and composition of the portfolio. For most of our over-time revenue recognition contracts, the customer contracts with us to provide custom products which serve a single project or capability (even if that single project results in the delivery of multiple products) with right of payment. In circumstances where each distinct product in the contract transfers to the customer over time and the same method would be used to measure the entity’s progress toward complete satisfaction of the performance obligation to transfer each unit to the customer, we would then apply the series guidance to account for the multiple products as a single performance obligation. Hence, the entire contract is accounted for as one performance obligation. An example of these performance obligations include refinery valves or actuation components and sub-systems. Less commonly, however, we may promise to provide distinct goods or services within the over-time revenue recognition contract, in which case we separate the contract into more than one performance obligation. For all contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Generally, the contractually stated price is the primary method used to estimate standalone selling price as the good or service is sold separately in similar circumstances and to similar customers for a similar price and discounts are allocated proportionally to each performance obligation. The Company will not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when the transfer of control to our customers and when the customer fully pays for the related performance obligations will be less than a year.

The majority of our revenue recognized over-time is related to our Refinery Valves business within our Energy segment and certain other businesses that sell customized products to customers that serve the U.S. Department of Defense within our Aerospace & Defense segment and have contract provisions guaranteeing us costs and profit upon customer cancellation. Revenue is recognized over-time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

On December 31, 2019, we had $407.8 million of revenue related to remaining performance obligations. We expect to recognize approximately 83% of our remaining performance obligations as revenue during 2020, 12% in 2021, and 5% thereafter.

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

The opening and closing balances of the Company’s contract assets and contract liabilities balances as of December 31, 2018 and December 31, 2019, respectively, are as follows (in thousands):

	December 31, 2019	December 31, 2018	Increase/(Decrease)
Trade accounts receivables, net	$125,422	$167,181	$(41,759)
Contract assets (1) (2)	$52,781	$46,912	$5,869
Contract liabilities (3) (4) (5)	$35,007	$41,951	$(6,944)

(1) Recorded within prepaid expenses and other current assets.
(2) Contract assets balance as of December 31, 2018 includes $0.4 million associated with the I&S business, which is classified as held for sale as of December 31, 2019.
(3) Recorded within accrued expenses and other current liabilities
(4) Contract liabilities balance has been adjusted by $1.4 million associated with RS, which the Company divested during the first quarter of 2019.
(5) Contract liabilities balance as of December 31, 2018 includes $1.0 million associated with the I&S business, which is classified as held for sale as of December 31, 2019.

The difference in the opening and closing balances of the contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment.

Trade account receivables, net decreased $(41.8) million, or (-25%), to $125.4 million as of December 31, 2019, primarily driven by the timing of cash collections during the twelve months ended December 31, 2019.

Contract assets increased $5.9 million, or (+13%), to $52.8 million, primarily related to unbilled revenue recognized during the twelve months ended December 31, 2019 within our Defense businesses (+9%), North American Pumps business (+3%), and Refinery Valves business (+3%), partially offset by declines within our North American Valves business (-5%).

Contract liabilities decreased $(6.9) million, or (-17%), to $35.0 million, primarily driven by declines within our Refinery Valves business (-27%), partially offset by the timing of revenue recognition in our U.S. Defense business (+8%) and Fluid Control business (+3%).

Contract Estimates. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, we have a Company-wide standard and disciplined quarterly Estimate at Completion ("EAC") process in which management reviews the progress and execution of our performance obligations. As part of this process,     management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the delivery schedule (e.g., the timing of shipments), technical requirements (e.g., a highly engineered product requiring sub-contractors) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. Based on all of these factors, we estimate the profit on a contract as the difference between the total estimated revenue and EAC costs and recognize the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress toward complete satisfaction of a performance obligation.

The nature of our contracts gives rise to several types of variable consideration, including penalties. We include in our contract estimates a reduction to revenue for customer agreements, primarily in our large projects business, which contain late shipment penalty clauses whereby we are contractually obligated to pay consideration to our customers if we do not meet specified shipment dates. We generally estimate the variable consideration at the most likely amount to which the customer expects to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The variable consideration for estimated penalties is based on several factors including historical customer settlement experience, contractual penalty percentages, and facts surrounding the late shipment. Accruals related to these potential late shipment penalties as of December 31, 2019 and 2018 were $1.8 million and $2.0 million, respectively.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There were no significant changes in estimates in the twelve months ended December 31, 2019.

Disaggregation of Revenue. The following tables presents our revenue disaggregated by major product line and geographical market (in thousands):

Revenue by Major Product Line	Twelve Months Ended
	December 31, 2019	December 31, 2018
Energy Segment
Oil & Gas - Upstream, Midstream & Other	$54,818	$67,738
Oil & Gas - Downstream	186,164	221,139
Total	240,982	288,877
Aerospace & Defense Segment
Commercial Aerospace & Other	124,023	105,914
Defense	148,602	131,103
Total	272,625	237,017
Industrial Segment
Valves	113,386	117,492
Pumps	337,320	370,084
Total	450,706	487,576
Net Revenue	$964,313	$1,013,470

Revenue by Geographical Market	Twelve Months Ended
	December 31, 2019	December 31, 2018
Energy Segment
EMEA	$83,685	$84,174
North America	118,061	158,649
Other	39,236	46,054
Total	240,982	288,877
Aerospace & Defense Segment
EMEA	74,657	65,634
North America	172,676	148,968
Other	25,292	22,415
Total	272,625	237,017
Industrial Segment
EMEA	209,302	238,177
North America	147,912	151,147
Other	93,492	98,252
Total	450,706	487,576
Net Revenue	$964,313	$1,013,470

(5)    Business Acquisitions

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

During 2018, the Company paid Colfax approximately $2.6 million pursuant to a transition services agreement which facilitated the orderly separation of the FH business from Colfax.  Colfax was a significant shareholder of the Company during the first six months of 2018.

The following table summarizes the acquisition date fair value of the assets acquired and the liabilities assumed:

(in thousands)	Preliminary Fair Value of Assets Acquired	Measurement Period Adjustment	Finalized Fair Value of Assets Acquired
Cash and cash equivalents (a)	$63,403	$—	$63,403
Restricted cash (a)	1,911	—	1,911
Accounts receivable	77,970	(2,128)	75,842
Inventory	79,329	(402)	78,927
Prepaid expenses and other current assets	16,937	(1,348)	15,589
Property, plant and equipment	115,891	5,033	120,924
Identifiable intangible assets	388,000	(3,000)	385,000
Other assets	338	586	924
Accounts payable	(46,045)	20	(46,025)
Cash payable to seller (a)	(65,314)	—	(65,314)
Accrued and other expenses	(63,115)	(9,273)	(72,388)
Long-term post-retirement liabilities	(143,067)	2,600	(140,467)
Other long-term liabilities	(11,215)	—	(11,215)
Deferred tax liabilities	(4,479)	(10,366)	(14,845)
Total identifiable net assets	410,544	(18,278)	392,266
Goodwill	293,344	8,195	301,539
Total purchase price	$703,888	$(10,083)	$693,805

Consideration
Base purchase price	$542,000	$—	$542,000
Net working capital and other purchase accounting adjustments	18,121	(6,300)	11,821
Common Stock	143,767	(3,783)	139,984
Total	$703,888	$(10,083)	$693,805

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

The excess of purchase price paid over the fair value of FH's net assets was recorded to goodwill, which is primarily attributable to projected future profitable growth, market penetration, as well as an expanded customer base for the acquired businesses. As of December 31, 2019, approximately 65.5% of goodwill is projected to be deductible for income tax purposes.

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

The fair value of the intangible assets was based on variations of the income approach, which estimates fair value based on the present value of cash flows that the assets are expected to generate. These approaches included the relief-from-royalty method and multi-period excess earnings method, depending on the intangible asset being valued. Customer relationships, backlog, and existing technology are amortized on a cash flow basis which reflects the economic benefit consumed. The trade name was assigned an indefinite life based on the Company’s intention to keep the trade names for an indefinite period of time. Refer to Note 10, Goodwill and Intangibles, net for future expected amortization to be recorded.

The results of operations of FH have been included in our consolidated financial statements beginning on the acquisition date and reported within the Industrial segment, with the exception of the U.S. Defense business which is reported in the Aerospace & Defense segment and RS business which is reported in the Energy segment. As disclosed in Note 1, Description of Business, the RS business was sold in January 2019. The consolidated results for the year ended December 31, 2018 include $484.8 million of net revenue and $6.1 million operating loss. The results for the year ended December 31, 2017 include $36.5 million of net revenue and a $1.1 million operating loss.

The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on January 1, 2017, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) interest expense on borrowings in connection with the acquisition; (iii) the associated tax impact on these unaudited pro forma adjustments; and the transaction costs presented in the earliest period (2017).

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

(Unaudited)	Year ended December 31,
2017
Net Revenues	$942,760
Net Income	$(6,475)

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

The table below (in thousands) summarizes the amounts recorded within the special and restructuring charges, net line item on the consolidated statements of (loss) income for the periods ending December 31, 2019, 2018, and 2017:

	Special and Restructuring Charges, net
	for the year ended December 31,
	2019	2018	2017
Special charges, net	$17,686	$13,061	$7,330
Restructuring charges, net	5,186	5,848	2,559
Total special and restructuring charges, net	$22,872	$18,909	$9,889

Special Charges, net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the year ending December 31, 2019:

	Special Charges (Recoveries), net
	for the year ended December 31, 2019
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Divestiture- related	$(5,868)	$—	$9,938	$1,881	$5,951
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	—	7,345	7,345
Other cost savings initiatives	2,520	—	78	1,792	4,390
Total special charges, net	$(3,348)	$—	$10,016	$11,018	$17,686

Divestiture-related: The Company incurred net special charges of $6.0 million for the twelve months ended December 31, 2019, primarily attributed to a gain on the sale of the RS business (in the Energy segment) and losses in the Industrial segment associated with the sale of our Spence and Nicholson product lines. Corporate costs include certain costs associated with these and other divestiture activity.

Professional fees: The Company incurred special charges of $7.3 million for the twelve months ended December 31. 2019, associated with the review and response to an unsolicited tender offer to acquire the Company.

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2018:

	Special Charges, net
	for the year ended December 31, 2018
	Energy	Aerospace & Defense	Industrial	Corporate	Total
Brazil closure	$921	$—	$—	$—	$921
Acquisition and divestiture related charges	—	—	1,888	8,278	10,166
Other cost saving initiatives	986	—	—	988	1,974
Total special charges, net	$1,907	$—	$1,888	$9,266	$13,061

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

Acquisition and divestiture related charges: In November 2018, we sold our Rosscor (see Note 1) business for a nominal amount and recorded a $1.9 million loss on the transaction. Rosscor was part of the Industrial business. Corporate costs relate to (i) our December 2017 acquisition of FH from Colfax, comprised of internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into CIRCOR and (ii) $2.2 million of transaction costs related to the January 2019 sale of the RS business (see Note 1).

The table below (in thousands) outlines the special charges (recoveries), net recorded for the year ending December 31, 2017:

	Special Charges (Recoveries), net
	for the year ended December 31, 2017
	Energy	Aerospace & Defense	Corporate	Total
Acquisition and divestitures related charges	$54	$3,760	$13,096	$16,910
Brazil closure	879	—	—	879
Contingent consideration revaluation	(12,200)	—	—	(12,200)
California Legal Settlement	—	2,400	—	2,400
Other cost saving initiatives	(329)	—	(330)	(659)
Total special charges, net	$(11,596)	$6,160	$12,766	$7,330

Acquisition and divestiture related charges:

•
On December 11, 2017, we acquired FH. In connection with our acquisition, we recorded $13.1 million of acquisition related professional fees and debt extinguishment fees during the twelve months ended December 31, 2017.

•
On July 7, 2017, we divested our French non-core aerospace build-to-print business within our Advanced Flow Solutions segment as part of our simplification strategy. We measured the disposal group at its fair value less costs to sell, which was lower than its carrying value, and recorded a $3.8 million charge during the second quarter of 2017. Also, in connection with this disposition we recorded a $1.5 million of severance included as a restructuring charge.

Brazil Closure: In connection with the closure of our Brazil manufacturing operations, we recorded $0.9 million of charges within the Energy segment during the year ended December 31, 2017, which relates to losses incurred subsequent to our closure of manufacturing operations during the first quarter of 2016.

Contingent Consideration Revaluation: On October 12, 2016, we acquired Critical Flow Solutions ("CFS"). The fair value of the earn-out decreased $12.2 million related to the CFS acquisition during the twelve months ended December 31, 2017. The change in fair value during the year ended December 31, 2017 was recorded as a recovery within the special and restructuring charges (recoveries) line on our consolidated statement of (loss) income. The actual achievement of the earn-out was zero and the earn-out period expired on September 30, 2017.

California Legal Settlement: We recorded a special charge of $2.4 million during the fourth quarter of 2017 related to settlement of a wage and hour claim in our California Aerospace business. The claim was settled on February 21, 2018. Refer to Note 17, Contingencies, Commitments and Guarantees for additional disclosure.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the year ending December 31, 2019, 2018, and 2017. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges (Recoveries), net
	as of and for the year ended December 31, 2019
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses	$(1,785)	$35	$327	$(1,423)
Employee related expenses	604	560	5,445	6,609
Total restructuring charges, net	$(1,181)	$595	$5,772	$5,186

Accrued restructuring charges as of December 31, 2018				$874
Total year to date charges, net (shown above)				5,186
Charges paid / settled, net				(861)
Accrued restructuring charges as of December 31, 2019				$5,199

We expect to make payment or settle the majority of the restructuring charges accrued as of December 31, 2019 during the first half of 2020.

	Restructuring Charges (Recoveries), net
	as of and for the year ended December 31, 2018
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses	$854	$190	$—	$1,044
Employee related expenses	2,807	436	1,561	4,804
Total restructuring charges, net	$3,661	$626	$1,561	$5,848

Accrued restructuring charges as of December 31, 2017				$882
Total year to date charges, net (shown above)				5,848
Charges paid / settled, net				(5,856)
Accrued restructuring charges as of December 31, 2018				$874

	Restructuring Charges (Recoveries), net
	as of and for the year ended December 31, 2017
	Energy	Aerospace & Defense	Corporate	Total
Facility related expenses	$85	$443	$—	$528
Employee related expenses	(31)	2,062	—	2,031
Total restructuring charges, net	$54	$2,505	$—	$2,559

Accrued restructuring charges as of December 31, 2016				$1,309
Total year to date charges, net (shown above)				2,559
Charges paid / settled, net				(2,986)
Accrued restructuring charges as of December 31, 2017				$882

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

During 2019, 2018, 2017, and 2016 we initiated certain restructuring activities, under which we continued to simplify our business ("2019 Actions", "2018 Actions", "2017 Actions", "2016 Actions", respectively). Under these restructurings, we reduced expenses, primarily through reductions in force and closing a number of smaller facilities. Charges associated with the 2019 Actions and the 2018 Actions were recorded during their respective years. Charges associated with the 2017 Actions and 2016 Actions were finalized in 2017.

	2019 Restructuring Charges (Recoveries), net as of December 31, 2019
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$(1,785)	$35	$327	$(1,423)
Employee related expenses - incurred to date	604	560	5,445	6,609
Total restructuring related special charges - incurred to date	$(1,181)	$595	$5,772	$5,186

	2018 Actions Restructuring Charges, net as of December 31, 2018
	Energy	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$1,964	$—	$—	$1,964
Employee related expenses - incurred to date	1,552	382	1,536	3,470
Total restructuring related special charges - incurred to date	$3,516	$382	$1,536	$5,434

	2017 Actions Restructuring Charges (Recoveries), net as of December 31, 2018
	Energy	Aerospace & Defense	Total
Facility related expenses - incurred to date	$—	$366	$366
Employee related expenses - incurred to date	222	1,892	2,114
Total restructuring related special charges - incurred to date	$222	$2,258	$2,480

The 2017 Actions were finalized during 2017. There are no remaining cash payments for these actions.

	2016 Actions Restructuring Charges (Recoveries), net as of December 31, 2018
	Energy	Aerospace & Defense	Total
Facility related expenses - incurred to date	$(92)	$94	$2
Employee related expenses - incurred to date	1,080	1,181	2,261
Total restructuring related special charges - incurred to date	$988	$1,275	$2,263
(7) Leases

We lease certain office spaces, warehouses, vehicles and equipment. Leases with an initial term of 12-months or less have not been capitalized on the balance sheet. We recognize lease expense associated with these short-term leases on a straight-line basis over the lease term. For lease agreements entered into after the adoption of ASC Topic 842, we combine lease and non-lease fixed components for real estate, vehicles and equipment leases. We do not combine lease and non-lease components for information technology leases. Variable lease costs are not included within the measurement of the lease liability as they are entirely variable or the difference between the portion captured within the lease liability and the actual cost will be expensed as incurred. Variable costs are contractually obligated and relate primarily to common area maintenance and taxes, which are not material to the financial statements.
We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward the historical lease classification, not reassess if existing contracts are or contain leases, and not reassess indirect costs for existing leases.
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
In determining the present value of lease payments, we use the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, we use the incremental borrowing rate based on available information at the commencement date. As of December  31, 2019, none of our existing leases provided an implicit borrowing rate. We give consideration to our debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Additionally, we perform an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of our incremental borrowing rate. We update our financial and risk assessments periodically. We reassess lease classification and / or remeasure the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.
The consolidated balance sheet impact at December 31, 2019 is as follows (in thousands):

Assets	Operating	Finance
Gross ROU Assets (1)	$21,116	$3,527
Less: Accumulated Amortization	(3,492)	(338)
Net ROU Assets	$17,624	$3,189

Liabilities	Operating	Finance
Current (2)	$3,042	$504
Non-current (3)	14,317	2,744
Total Lease Liabilities	$17,359	$3,248

(1) Operating and finance ROU assets are included within other assets on the balance sheet.
(2) The current portion of operating and finance lease liabilities are recorded within accrued expenses and other current liabilities on the balance sheet.
(3) The non-current portion of operating and finance lease liabilities are recorded within other non-current liabilities on the balance sheet.

The components of lease costs are as follows (in thousands):

Twelve Months Ended
Lease Costs	December 31, 2019
Operating lease cost (1)	$5,071

Finance lease cost
Amortization of leased assets (2)	251
Interest on lease liabilities (3)	40
Total finance lease costs	291
Total lease cost	$5,362

(1) Operating lease costs are recorded within selling, general and administrative expenses or cost of revenue within the consolidated statements of (loss) income depending upon the nature of the underlying lease.

(2) Finance lease amortization costs are recorded in selling, general and administrative expenses within the consolidated statements of (loss) income.
(3) Finance lease interest costs are recorded in interest expense, net within the consolidated statements of (loss) income.

Short-term lease expense and variable lease cost for the twelve months ended December 31, 2019 were not significant.

The estimated future minimum lease payments only include obligations for which we are reasonably certain to exercise our renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating	Finance	Total
2020	$3,994	$526	$4,520
2021	3,338	526	3,864
2022	2,994	515	3,509
2023	2,272	515	2,787
2024	1,761	499	2,260
After 2024	6,834	942	7,776
Less: Interest	(3,834)	(275)	(4,109)
Present value of lease liabilities	$17,359	$3,248	$20,607

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.7
Finance leases	6.8
Weighted average discount rate (percentage)
Operating leases	4.6%
Finance leases	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

Twelve Months Ended
Other Information	December 31, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$(17,625)
Amortization expense on finance ROU assets	251
Change in total operating lease liabilities	17,359
Principal paid on operating lease liabilities	(4,301)
Total Operating Activities	$(4,316)
Financing Activities
Principal paid on finance lease liabilities	$(281)
Supplemental
Interest Paid on finance lease liabilities	$40

As of December 31, 2019, the Company has not entered into any lease agreements with related parties.

(8)    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$65,315	$66,391
Work in process	53,891	58,911
Finished goods	18,103	18,380
Inventories	$137,309	$143,682

We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down a new cost basis has been established. For 2019, 2018 and 2017, our charges for acquisition inventory step-up amortization, excess and obsolete inventory and net realizable value reserves totaled $0.4 million, $7.7 million and $7.2 million, respectively.

(9)    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$31,136	$32,189
Buildings and improvements	82,149	82,728
Manufacturing machinery and equipment	126,942	146,022
Computer equipment and software	35,536	34,180
Furniture and fixtures	11,980	22,928
Vehicles	584	223
Construction in progress	12,597	17,647
Property, plant and equipment, at cost	300,924	335,917
Less: Accumulated depreciation	(128,745)	(146,245)
Property, plant and equipment, at cost, net	$172,179	$189,672

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $22.0 million, $26.2 million, and $12.4 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the depreciation expense included $1.2 million, $1.6 million, and $1.5 million, respectively, related to assets classified as held for sale on our consolidated balance sheets.

Property, plant and equipment, net, at December 31, 2019 excludes $6.4 million related to I&S held for sale assets.

The Company recorded additions to property, plant and equipment of $1.2 million and $1.4 million in the years ended December 31, 2019 and December 31, 2018, respectively, for which cash payments had not yet been made.

(10)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2019 and 2018 (in thousands):

	Energy	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2018	$96,272	$57,418	$296,915	$450,605
Business divestiture	—	—	(85,474)	(85,474)
Reclassification of Instrumentation & Sampling to assets held for sale	(91,492)	—	—	(91,492)
Currency translation adjustments	(4,780)	(33)	3,067	(1,746)
Goodwill as of December 31, 2019	$—	$57,385	$214,508	$271,893

	Energy	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2017	$145,458	$62,548	$289,156	$497,162
Held for sale	(40,372)	—	—	(40,372)
Measurement Period adjustments related to acquisitions	(4,742)	(5,046)	17,984	8,196
Business divestiture	—	—	(3,394)	(3,394)
Currency translation adjustments	(4,072)	(84)	(6,831)	(10,987)
Goodwill as of December 31, 2018	$96,272	$57,418	$296,915	$450,605

During the twelve months ended December 31, 2019, the Company recorded goodwill impairments of $8.6 million related to the discontinued businesses. These amounts are excluded from the tables above which represents goodwill activity for continuing operations. No goodwill impairments were recorded related to continuing operations during the twelve months ended December 31, 2019 or 2018. Historical accumulated goodwill impairments were immaterial.

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	300,284	(83,411)	216,873
Order backlog	22,789	(20,517)	2,272
Acquired technology	134,731	(43,890)	90,841
Other	341	(341)	—
Total Amortized Assets	$463,513	$(153,527)	$309,986

Non-amortized intangibles (primarily trademarks and trade names)	$75,556	$—	$75,556

Net Carrying Value of Intangible assets			$385,542

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,399	$(5,399)	$—
Customer relationships	305,866	(56,133)	249,733
Order backlog	23,354	(18,746)	4,608
Acquired technology	133,247	(23,883)	109,364
Other	4,599	(4,195)	404
Total Amortized Assets	$472,465	$(108,356)	$364,109

Non-amortized intangibles (primarily trademarks and trade names)	$76,172	$—	$76,172

Net Carrying Value of Intangible assets			$440,281

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	After 2025
Estimated amortization expense	$43,251	$41,314	$36,310	$31,839	$27,982	$129,290

The annual impairment testing of our non-amortized intangible assets was completed as of October 27, 2019 and consisted of a comparison of the fair value of the intangible assets with carrying amounts. No impairments of our non-amortized intangible assets were recorded for the year ended December 31, 2019.

(11)    Income Taxes

The significant components of our deferred income tax liabilities and assets were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax (liabilities):
Accrued expenses	$(971)	$—
Bad Debt	(260)	—
Fixed Assets	(14,044)	(6,343)
Intangible Assets	(54,032)	(73,558)
Inventory	(1,121)	—
Other	(697)	151
Pension	(210)	—
Total deferred income tax liabilities	(71,335)	(79,750)
Deferred income tax assets:
Accrued expenses	5,202	15,153
Bad Debt	2,247	(2,069)
Equity Compensation	3,373	4,760
Intangible Assets	4	—
Inventory	7,439	4,696
Other	11,510	307
Net operating loss and credit carry-forward	23,124	26,298
Pension	32,901	29,400
Interest	9,836	5,067
Total deferred income tax assets	95,636	83,612
Valuation allowance	(14,303)	(17,562)
Deferred income tax asset, net of valuation allowance	81,333	66,050
Deferred income tax (liability)/asset, net	$9,998	$(13,700)

The (benefit from) provision for income taxes is based on the following pre-tax income (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(45,209)	$(71,059)	$(4,406)
Foreign	35,117	47,163	8,046
(Loss) income before income taxes	$(10,092)	$(23,896)	$3,640

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision:
Federal - U.S.	$—	$—	$(447)
Foreign	17,522	11,583	4,586
State -U.S.	594	235	442
Total current	$18,116	$11,818	$4,581
Deferred provision (benefit):
Federal - U.S.	$8,414	$621	$(6,764)
Foreign	(11,768)	(1,323)	(4,640)
State -U.S.	(86)	(1,665)	(388)
Total (benefit) deferred	(3,440)	(2,367)	(11,792)
Total (benefit) provision for income taxes	$14,676	$9,451	$(7,211)

Actual income taxes reported from operations were different from those that would have been computed by applying the federal statutory tax rate to income before income taxes. The expense for income taxes differed from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Expected federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	15.5	3.8	(5.7)
US permanent differences	(1.6)	(1.0)	22.7
Foreign tax rate differential and credits	(26.0)	(7.6)	(66.4)
Unbenefited foreign losses	(0.5)	(5.5)	—
Tax reserve	(0.3)	1.3	(27.0)
Rate Change	5.9	—	(13.9)
GILTI	(3.9)	(20.7)	—
Intercompany financing	30.4	12.7	(17.8)
Foreign tax credit writeoff	—	(45.6)	—
Foreign-derived intangible income ("FDII")	10.7	0.1	—
Prior period adjustment	44.1	4.3	(0.6)
Dispositions	(227.0)	—	4.7
Other, net	(16.0)	(0.8)	3.9
Equity compensation	(10.8)	(4.2)	(2.7)
Release of contingent consideration	—	—	(113.9)
Research and development	13.1	2.7	(14.0)
Effective tax rate	(145.4)%	(39.5)%	(195.7)%

As of December 31, 2019 and 2018, the Company maintained a total valuation allowance of $14.3 million and $17.6 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2019 and foreign, federal and state deferred tax assets as December 31, 2018. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The movement in the valuation allowance is primarily due to reclassification of balances to assets held for sale.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	December 31,
	2019	2018	2017
Deferred tax valuation allowance at January 1	$17,562	$22,067	$3,028
Additions	—	10,960	712
Acquired	150	(15,431)	18,494
Deductions	(2,838)	(34)	(167)
Reclass to assets available for sale	(571)	—	—
Deferred tax valuation allowance at December 31	$14,303	$17,562	$22,067

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2016 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006, with the exception of net operating loss carryforwards. The Company is currently under examination for income tax filings in various foreign jurisdictions.

As of December 31, 2019, the Company had foreign tax credits of $11.3 million, foreign net operating losses of $9.4 million, state net operating losses of $68.8 million and state tax credits of $2.0 million. As of December 31, 2018, the Company had foreign tax credits of $16.8 million, foreign net operating losses of $37.3 million, federal net operating losses of $3.0 million, state net operating losses of $70.0 million and state tax credits of $2.4 million. The foreign tax credits, if not utilized, will expire in 2026. A portion of the foreign net operating losses ($4.5 million) expire at various dates through 2026; the remainder have an unlimited carryforward period. The federal net operating losses have an unlimited carryforward period. The state net operating losses and state tax credits, if not utilized, will expire at various dates through 2036.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; GILTI; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act were effective January 1, 2018 and have been reflected in our financial statements. With respect to GILTI, the Company has adopted a policy to account for this provision as a period cost.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act (ASU 2018-05). The guidance provided a one-year measurement period for companies to complete the accounting. The Company has adopted the impact of ASU 2018-05 in our financial statements.

In connection with the impact of the Tax Act, we recorded a $0.5 million net tax benefit for the period ended December 31, 2017. This benefit consists of zero net expense for the Transition Tax liability, and $0.5 million benefit from the remeasurement of our deferred tax assets/liabilities due to the corporate rate reduction. The Company did not owe the one-time Transition Tax liability, based on foreign tax pools that are in excess of U.S. tax rates. The impact of the Tax Act resulted in a valuation allowance on a portion of our U.S. foreign tax credit carryforwards (deferred tax asset), in the amount of $10.9 million expense which was recorded in 2018.

As of December 31, 2019, the liability for uncertain income tax positions was approximately $0.6 million. Approximately $0.6 million as of December 31, 2019 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The Company does not expect the unrecognized tax benefits to change over the next 12 months. The table below does not include interest and penalties of $0.0 million and $0.4 million as of December 31, 2019 and 2018, respectively.

The following is a reconciliation of the Company’s liability for uncertain income tax positions for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Balance beginning January 1	$593	$3,014	$3,000
Additions/(reductions) for tax positions of prior years	—	(460)	(7)
Additions/(reductions) based on tax positions related to current year	37	(340)	(65)
Acquired uncertain tax position balance	—	(512)	1,221
Settlements	—	(1,103)	(338)
Lapse of statute of limitations	—	(6)	(978)
Currency movement	—	—	181
Balance ending December 31	$630	$593	$3,014

Undistributed earnings of our foreign subsidiaries amounted to $196.4 million and $259.9 million at December 31, 2019 and December 31, 2018, respectively. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been recorded. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

(12)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Customer deposits and obligations	$24,006	$25,251
Commissions payable and sales incentive	2,472	3,517
Penalty accruals	1,847	1,957
Warranty reserve	1,642	2,980
Professional fees	2,318	2,775
Taxes other than income tax	3,551	2,913
Other Contract Liabilities	9,153	14,646
Income tax payable	5,521	3,529
Other	43,659	34,928
Total accrued expenses and other current liabilities	$94,169	$92,496

(13)    Financing Arrangements

Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Term Loan at interest rates ranging from 5.24%-6.0% in 2019 and 4.93%-5.92% in 2018	$653,850	$777,150
Line of Credit at interest rates ranging from 5.65%-8.00% in 2019 and 4.93%-8.00% in 2018	—	29,900
Total Principal Debt Outstanding	653,850	807,050
Less: Term Loan Debt Issuance Costs	17,553	21,013
Less: Current Portion	—	7,850
Total Long-Term Debt, net	$636,297	$778,187

	2020	2021	2022	2023	2024	Thereafter
Minimum principal payments	$—	$—	$—	$—	$653,850	$—

On December 11, 2017, we entered into a secured credit agreement (the "Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded in full at closing of the FH acquisition. The Credit Agreement replaced and terminated the Company’s prior credit agreement, dated as of May 11, 2017 (the "Prior Credit Agreement"). The Prior Credit Agreement, under which we had borrowings of $273.5 million outstanding, was terminated on December 11, 2017 and replaced by the Credit Agreement.

The term loan requires quarterly principal payments of 0.25% of initial aggregate principal amount beginning March 29, 2018 with the balance due at maturity. During 2019, the Company paid down its term loan by $123.3 million primarily with divestiture-related proceeds thereby satisfying all future amortization obligations (previously $2.0 million per quarter) until 2024 under the Credit Agreement. Additional loans of up to $150.0 million (plus the amount of certain voluntary prepayments) and an unlimited amount subject to compliance with a first lien net leverage ratio of 6.50 to 1.00 may be made available under the Credit Agreement upon request of the Company subject to specified terms and conditions. The Company may repay any borrowings under the Credit Agreement at any time, subject to certain limited and customary restrictions stated in the Credit Agreement; provided, however, that if the Company prepays all or any portion of the term loan in connection with a repricing transaction on or prior to the 6-month anniversary of the origination date, the Company must pay a prepayment premium of 1.0% of the aggregate principal amount of the term loan so prepaid.

The Company incurred $23.9 million of debt issuance costs associated with the term loan which have been recorded as a debt discount within long-term debt, and $5.2 million of fees associated with the revolver which have been recorded in other assets.

As of December 31, 2019, we had borrowings of $653.9 million outstanding under the Credit Agreement and $34.3 million in letters of credit issued under the Credit Agreement. The Company recorded non-cash interest expense of $3.9 million, $3.9 million, and $0.8 million for December 31, 2019, 2018, and 2017, respectively, related to the amortization of its deferred financing costs described above. The Credit Agreement revolving line of credit facility matures on December 11, 2022 whereas the term loan facility matures on December 11, 2024.

The Company's outstanding debt balances are characterized as Level 2 financial instruments. As of December 31, 2019, the fair value of our gross term loan debt (before netting debt issuance costs) was $655.8 million, or $1.9 million above our carrying cost of $653.9 million.

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

Effective April 12, 2018, the Company entered into an interest rate swap pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Citizens Bank, National Association ("interest rate swap").  The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in the Company’s variable rate debt and is not for speculative trading purposes. The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC Topic 815, Derivatives and Hedging.

Effective July 12, 2019, the Company entered into a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an ISDA Master Agreement with Deutsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. The swap was entered into to hedge a portion of CIRCOR International Inc.'s net investment in certain of its Euro functional currency-denominated subsidiaries against the variability of exchange rate translation impacts between the US dollar and the Euro. The net investment hedge was deemed effective as of year end.

The aggregate net fair value of the interest rate swap and cross currency swap as of December 31, 2019 are summarized in the table below:

Significant Other Observable Inputs
Level 2
Derivative asset	$476
Derivative liabilities	$(9,168)

These balances are recorded in other long-term liabilities of $(5.1) million, accrued expenses and other current liabilities of $(4.0) million, and other current assets of $0.5 million on our consolidated balance sheet as of December 31, 2019.

The amount of gain (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to income are summarized below:

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Amount of gain (loss) recognized in OCI	$(8,580)	$(2,000)

Amount of gain (loss) reclassified from AOCI into income	$(1,583)	$(1,600)
The realized loss was reclassified from OCI to interest expense as interest expense was accrued on the swap during the twelve months ended December 31, 2019 and December 31, 2018. At December 31, 2019, amounts expected to be reclassified from AOCI into interest expense in the next 12 months is a loss of $4.0 million.

The Company recorded a long term deferred tax asset of $2.1 million and $0.5 million on our balance sheet as of December 31, 2019 and December 31, 2018, respectively.

Interest expense related to the portion of the Company's term loan subject to the interest-rate swap agreement was $24.9 million for the twelve months ended December 31, 2019.

(14)    Share-Based Compensation

We have three share-based compensation plans as of December 31, 2019: (1) the 2019 Stock Option and Incentive Plan (the "2019 Plan"), (2) the 2014 Stock Option and Incentive Plan (the "2014 Plan"), and (3) the Amended and Restated 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 2019 Plan was adopted by our Board of Directors (subject to shareholder approval) on February 20, 2019 and approved by our shareholders at the Company's annual meeting on May 9, 2019. As of May 9, 2019, no new awards will be granted under either the 2014 Plan or the 1999 Plan. As a result, any shares subject to outstanding awards under the 2014 Plan and the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2019 Plan. All plans permit the grant of the following types of awards to our officers, other employees and non-employee directors: incentive stock options, nonqualified stock options, deferred stock awards, restricted stock awards, restricted stock unit ("RSU") awards, unrestricted stock awards, performance share awards, cash based awards, stock appreciation rights ("SARs") and dividend equivalent rights. The 2019 Plan provides for the issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, shares issued for all awards count against the aggregate share limit as 1.0 share for every share actually issued. All stock options and RSUs granted under the 1999 Plan are either 100% vested or have been terminated. RSUs granted under the 2014 Plan and the 2019 Plan generally vest within three years. RSUs will be settled in shares of our common stock. As of December 31, 2019, there were 952,825 shares available for grant under the 2019 Plan.

As of December 31, 2019, there were 712,500 stock options (including the CEO stock option award noted below) and 381,561 RSUs outstanding. As of December 31, 2019, there were 11,135 RSUs outstanding that contain rights to nonforfeitable dividend equivalents and are considered participating securities that are included in our computation of basic and fully diluted earnings per share. There is no difference in the earnings per share amounts between the two class method and the treasury stock method, which is why we continue to use the treasury stock method.

We measure the cost of all share-based payments, including stock options, at fair value on the grant date and recognize this cost in the Consolidated Statement of Operations, net of actual forfeitures. Compensation expense related to our share-based plans for the years ended December 31, 2019, 2018 and 2017 was $5.4 million, $5.0 million and $3.8 million respectively. Expenses related to non-share based compensation are generally recorded as selling, general and administrative expense. As of December 31, 2019, there was $8.1 million of total unrecognized compensation cost related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years. This compares to $7.6 million for 2018, and $6.8 million for 2017, respectively.

Stock Options
During the year ended December 31, 2019, we granted stock option awards for the purchase of 153,726 shares of our common stock, compared with 127,704 in 2018 and 142,428 in 2017.

On April 9, 2013, we granted a stock option to purchase 200,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $41.17 per share. This award included a service period and a market performance vesting condition.  In 2014, certain of these targets were achieved and 150,000 shares vested and remain exercisable.  The remaining 50,000 shares were canceled in 2018 due to lack of performance achievement.

On March 5, 2014, we granted a stock option to purchase 100,000 shares of common stock to our President and Chief Executive Officer at an exercise price of $70.42 per share. This option award includes a service period and a market performance vesting conditions which were not met and all 100,000 shares were canceled in the year ended December 31, 2018.

The Company uses the Black Scholes pricing model to value the option awards. The average fair value of stock options granted during the years ended December 31, 2019, 2018, and 2017 of $11.84, $14.68, and $19.36, respectively, was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.6%	2.5%	1.7%
Expected life (years)	4.3	4.3	4.4
Expected stock volatility	38.1%	37.2%	35.1%
Expected dividend yield	—%	—%	0.2%

Restricted Stock Units

We account for RSU awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2019 and December 31, 2018, we granted 205,291 and 167,480 RSUs, respectively, with approximate fair values of $32.92 and $42.87 per RSU award, respectively. During 2019 and 2018, the Company granted performance-based RSUs as part of the overall mix of RSU awards. In 2019, these performance-based RSUs included metrics for achieving adjusted operating margin and adjusted free cash flow with target payouts of 0% to 200%. In 2018 and prior years, these performance-based RSUs included metrics for achieving return on invested capital and adjusted operating margin with the same target payout ranges. Of the 205,291 RSUs granted during 2019, 67,362 are performance-based RSU awards. This compares to 48,080 performance-based RSU awards granted in 2018.

The CIRCOR Management Stock Purchase Plan ("MSPP"), which is a component of all three of our share-based compensation plans, provides that eligible employees may elect to receive RSUs in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSUs (“RSU MSPs”). Each RSU MSP represents a right to receive one share of our common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. RSU MSPs totaling 56,379 and 34,937 with per unit discount amounts representing fair values of $11.10 and $14.06, respectively, were granted under the MSPP during the years ended December 31, 2019 and December 31, 2018, respectively.

A summary of the status of all stock options and RSU awards granted to employees and non-employee directors as of December 31, 2019 and changes during the year are presented in the table below:

	December 31, 2019
	Stock Options		RSU Awards		RSU MSPs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and awards outstanding at beginning of period	742,658	$50.26	226,683	$45.66	72,113	$32.25
Granted	153,726	$33.63	205,291	$32.92	56,379	$22.53
Exercised	(6,516)	$38.89	(59,450)	$44.06	(16,866)	$28.81
Forfeited	(108,013)	$68.79	(97,565)	$39.99	(5,024)	$26.34
Expired	(69,355)	$52.35	—		—	—
Options and awards outstanding at end of period	712,500	$43.76	274,959	$38.51	106,602	$28.06
Options and awards exercisable at end of period	457,778	$46.12	5,689	$51.71	5,446	$31.90

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2019 was 4.1 years and 3.2 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.0 million, $0.2 million and $0.4 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $2.1 million and $1.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2019 was $4.0 million and $1.9 million, respectively. As of December 31, 2019, there was $2.0 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.8 years.

The aggregate intrinsic value of RSU awards settled during the 12 months ended December 31, 2019, 2018 and 2017 was $2.0 million, $1.2 million, and $1.7 million, respectively. The aggregate fair value of RSU awards vested during the 12 months ended December 31, 2019, 2018 and 2017 was $2.6 million, $1.5 million and $1.4 million, respectively. The aggregate intrinsic value of RSU awards outstanding and exercisable as of December 31, 2019 was $12.7 million and $0.3 million, respectively. As of December 31, 2019, there was $5.6 million of total unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 1.8 years.

There were 5,446 RSU MSPs exercisable as of December 31, 2019 compared to 7,972 as of December 31, 2018, and none as of December 31, 2017. The aggregate intrinsic value of RSU MSPs settled during the years ended December 31, 2019, 2018, and 2017 was $0.0 million, $0.4 million and $0.3 million, respectively. The aggregate fair value of RSU MSPs vested during the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.6 million and $0.5 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2019 was $1.9 million. As of December 31, 2019, there was $0.6 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about equity awards outstanding at December 31, 2019:

	Equity Awards Outstanding				Equity Awards Exercisable
(shares and aggregate intrinsic value in thousands)	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options	712,500	43.76	$4,042	4.1	457,778	46.12	$1,874	3.2
Restricted Stock Unit Awards	274,959	38.51	$12,714	1.7	5,689	51.71	$263	0.5
RSU MSPs	106,602	28.06	$1,938	1.4	5,446	31.90	$78	0.1
* Weighted-average exercise price per share for options and weighted- average grant date price for RSUs.
** Weighted-average contractual remaining term in years.

We also grant cash settled stock unit awards to our international employee participants. During 2019 and 2018, the vesting schedule was updated so that cash settled stock unit awards granted vest ratably over a three year period. In 2017 and prior years, these cash settled stock unit awards would typically cliff-vest in three years. All of these awards are settled in cash based on the closing price of our common stock at the time of vesting. As of December 31, 2019, there were 45,681 cash settled stock unit awards outstanding compared with 50,907 cash settled stock unit awards outstanding as of December 31, 2018. During 2019, the aggregate cash used to settle cash settled stock unit awards was $0.9 million. As of December 31, 2019, the Company had $0.9 million in accrued expenses classified as current liabilities for cash settled stock unit awards compared with $0.6 million as of December 31, 2018. In 2019, cash settled stock unit award related compensation costs for the twelve month period ended December 31, 2019 totaled $1.4 million and was recorded as follows: $1.1 million in selling, general and administrative expense and $0.3 million as special charges related to the sale of our EV business. In 2018 and 2017, cash settled stock unit award-related compensation costs totaling $0.0 million and $0.2 million, respectively, were recorded as selling, general and administrative expense. The increase in compensation costs in 2019 as compared to 2018 and 2017 is due primarily to a higher ending stock price.

(15)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of our revenue and receivables are from customers associated with the aerospace, defense, energy and industrial markets. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. For the years ended December 31, 2019, 2018 and 2017, we had no customers that accounted for more than 10% of the Company’s consolidated revenues.

(16)    Retirement Plans

U.S. Contribution Plan

We offer a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) savings plan. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. Under this plan, we match a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations. For the first part of 2018, we contributed 50% of the amount contributed by the employee, up to a maximum of 5% of the employee’s earnings. Our matching contributions vest at a rate of 20% per year of service, with full vesting after five years of service. Effective August 28, 2018, the Company had a 401(k) benefit update, wherein the Company contributed 100% of the amount contributed by the employee, up to a maximum of 4% of the employee's earnings. Matching contributions under the updated 401(k) benefit plan vest 0% after one year, 50% after two years, and 100% after three years in the matching contribution. Effective January 1, 2020, the Company has suspended the 401(k) match for select plans.

The cost of our 401(k) plan is outlined below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of 401(k) plan	$3,428	$1,847	$1,978

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

On December 11, 2017, the Company acquired FH. The acquisition included all of the pension obligations associated with the acquired business outside of the U.S., and a significant portion of the post-retirement obligations associated with the acquired business in the U.S. The Company maintains a qualified noncontributory defined benefit pension plan, a nonqualified, noncontributory defined benefit supplemental pension plan, and other post-retirement benefit plans, including health and life insurance, in the U.S., which are frozen. To date, the supplemental and the other post-retirement benefits plans remain unfunded.

Outside of the U.S., the Company sponsors various funded and unfunded defined benefit plans. The obligations are primarily attributed to partially funded plans in Germany and the U.K.

During fiscal year 2019, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.3 million to our foreign plans. In 2020, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.1 million in the U.S. and approximately $4.2 million for our foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through the generation of cash flow from operations.

The components of net periodic benefit cost for the postretirement plans were as follows (in thousands):

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$2,694	$2,993	$181	$2	$1	$—
Interest cost	10,061	9,164	2,158	359	336	20
Expected return on assets	(11,979)	(15,418)	(2,994)	—	—	—
Net periodic benefit cost	776	(3,261)	(655)	361	337	20
Net loss (gain) amortization	441	153	735	(32)	—	—
Prior service cost amortization	15	—	—	—	—	—
Total amortization	456	153	735	(32)	—	—
Net periodic benefit cost	$1,232	$(3,108)	$80	$329	$337	$20

The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations for the post-retirement plans are shown below:

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost (1):
Discount rate – U.S.	3.93%	3.27%	3.86%	4.10%	3.48%	3.63%
Discount rate – Foreign	2.00%	1.97%	N/A	N/A	N/A	N/A
Expected return on plan assets - U.S. (2)	6.25%	7.00%	7.25%	N/A	N/A	N/A
Expected return on plan assets - Foreign	3.70%	3.53%	N/A	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.15%	3.11%	N/A	N/A	N/A	N/A
Benefit obligations:
Discount rate – U.S.	2.83%	3.93%	3.27%	3.05%	4.10%	3.48%
Discount rate – Foreign	1.24%	2.00%	1.97%	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.09%	3.14%	3.11%	N/A	N/A	N/A

(1) 2017 Assumption excludes those that would have been applicable for 21 days of CIRCOR's ownership of FH.
(2) 2017 excludes estimate of return on assets still held in the prior plan which had an expected long-term return on plan assets for the time since acquisition of 6.25% for 2017 for which CIRCOR is entitled to its portion of the return.

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

Assumed health care cost trend rates pre-65 trend at December 31, 2019 and 2018 were 6.8% and 7.0%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2019 and 2018 were 4.5% and 5.0%, respectively, and the years that the rate reaches the ultimate trend rate were 2028 and 2027, respectively. Assumed health care cost trend rates post-65 trend at December 31, 2019 and 2018 were 6.8% and 7.0%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2019 and 2018 were 4.5% and 5.00%, respectively, and the year that the rate reaches the ultimate trend rate were 2028 and 2027, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components for the year ended December 31, 2019	$50	$(40)
Effect on post-retirement benefit obligation at December 31, 2019	1,359	(1,102)

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

The funded status of the defined benefit post-retirement plans and amounts recognized in the consolidated balance sheets, measured as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018

Change in projected benefit obligation:
Balance at beginning of year	$363,334	$399,638	$10,276	$11,685
Service cost	2,694	2,993	2	1
Interest cost	10,061	9,164	359	336
Amendments	—	341	—	—
Actuarial loss (gain)	37,243	(16,081)	(12)	(1,166)
Exchange rate (gain) / loss	(1,692)	(9,661)	—	—
Benefits paid	(24,533)	(23,060)	(432)	(580)
Settlement payments	(3,451)	—	—	—
Curtailments (1)	(1,477)	—	—	—
Balance at end of year	$382,179	$363,334	$10,193	$10,276
Change in fair value of plan assets:
Balance at beginning of year	$210,993	$247,583	$—	$—
Actual return on assets	46,665	(15,183)	—	(580)
Exchange rate (gain) / loss	935	(2,430)	—	—
Benefits paid	(24,533)	(23,060)	(432)	—
Settlement payments	(3,451)	—	—	—
Employer contributions	4,688	4,083	432	580
Fair value of plan assets at end of year (2)	$235,297	$210,993	$—	$—
Funded status:
Excess of benefit obligation over the fair value of plan assets	$(146,882)	$(152,341)	$(10,193)	$(10,276)
Pension plan accumulated benefit obligation (“ABO”)	$382,179	$363,334	N/A	N/A

(1) On December 31, 2019, the Company transitioned its defined benefit plan in Norway to a defined contribution plan.
(2) Refer to table below for further disclosure regarding the fair value of our plan assets.

The fair values of the Company’s pension plan assets as of December 31, 2019 and 2018 utilizing the fair value hierarchy were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Measured at Net Asset Value (1)	Level 1	Level 2	Total	Measured at Net Asset Value (1,2)	Level 1	Level 2	Total
U.S. Plans:
Cash Equivalents:
Money Market Funds	$2,284	$—	$—	$2,284	$3,831	$—	$—	$3,831
Mutual Funds:
Bond Funds	—	—	—	—	—	—	—	—
Large Cap Funds	—	—	—	—	—	—	—	—
International Funds	28,036	—	—	28,036	20,295	—	—	20,295
Small Cap Funds	—	—	—	—	—	—	—	—
Blended Funds	—	—	—	—	—	—	—	—
Mid Cap Funds	—	—	—	—	—	—	—	—
Comingled Pools:
Opportunistic	12,480	—	—	12,480	15,461	—	—	15,461
Investment Grade	62,134	—	—	62,134	51,340	—	—	51,340
Non-U.S. Equity	20,363	—	—	20,363	17,432	—	—	17,432
U.S. Equity	81,209	—	—	81,209	70,059	—	—	70,059
Global Low Volatility	1,396	—	—	1,396	5,400	—	—	5,400
Insurance Contracts	—	—	806	806	—	—	—	—
Foreign Plans:
Cash	—	42	—	42	—	22	—	22
Equity	10,742	—	—	10,742	8,623	—	—	8,623
Non-U.S. government and corporate bonds	15,504	—	—	15,504	13,569	—	—	13,569
Insurance Contracts	271	—	30	301	240	—	3,542	3,782
Other	—	—	—	—	—	—	368	368
Total Fair Value	$234,419	$42	$836	$235,297	$206,250	$22	$3,910	$210,182

(1) Certain investments that are measured at fair value using NAV have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.

(2) $0.8 million of pension plan asset receivable was excluded from the fiscal year 2018 leveling table above as CIRCOR did not yet control the assets.
In fiscal year 2019, the Company reimbursed Colfax $2.2 million from plan assets related to 2018 pension benefits paid, expenses and lost investment return on those payments.

The following information is presented as of December 31, 2019 and 2018 (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2019	2018	2019	2018
Funded status, end of year:
Fair value of plan assets	$235,297	$210,993	$—	$—
Projected Benefit obligation	(382,179)	(363,334)	(10,193)	(10,276)
Net pension liability	$(146,882)	$(152,341)	$(10,193)	$(10,276)
Post-retirement amounts recognized in the balance sheet consists of:
Non-current asset	$3,917	$1,776	$—	$—
Current liability	(3,998)	(3,494)	(669)	(701)
Non-current liability	(146,801)	(150,623)	(9,524)	(9,575)
Total	$(146,882)	$(152,341)	$(10,193)	$(10,276)
Amounts recognized in accumulated other comprehensive income consist of:
Net losses	$30,872	$28,497	$(883)	$(902)
Prior service cost	322	325	—	—
Total	$31,194	$28,822	$(883)	$(902)

Estimated future benefit expense to be recognized in other comprehensive income (loss):	2020
Amortization of net losses	$277
Prior service cost	16
Total	$293

As of December 31, 2019, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Pension Benefits - All Plans	$23,055	$22,799	$22,516	$22,238	$21,789	$101,297
Other Post-retirement Benefits	669	652	618	596	569	2,560
Expected benefit payments	$23,724	$23,451	$23,134	$22,834	$22,358	$103,857

(17)    Contingencies, Commitments and Guarantees

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

On February 21, 2018, the Company entered into a mediated settlement regarding a wage and hour action in California by a former employee. In October 2016, the plaintiff alleged non-compliance with California State labor law, including missed or late meal breaks, for hourly employees of CIRCOR Aerospace, Inc. in Corona, California. The total settlement amount of $2.4 million was initially recorded as a liability as of December 31, 2017.  This settlement resolves all wage/hour claims by all potentially affected employees through the settlement date and was approved by the California Superior Court during 2018. The Company made the payment during the third and fourth quarters of 2019 to settle this claim.

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998 and Spence Engineering Company, Inc., the stock of which we acquired in 1984.  The Hoke subsidiary was divested in January 2020 (see Note 23, Subsequent Events). However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke.  Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bank guarantees, bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $42.0 million at December 31, 2019 of which $34.3 million were syndicated under the Credit Agreement. Our historical experience with these types of instruments has been good and no claims have been paid in the current or past several fiscal years. We believe that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2019.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2019 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$27,236
Greater than 12 months	14,754
Total	$41,990

 Commercial Contract Commitment

As of December 31, 2019, we had approximately $106.9 million of commercial contract commitments related to open purchase orders.

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

(18)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers’ liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2019.

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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance beginning January 1 (1)	$2,860	$3,564
Provisions	1,894	2,643
Claims settled	(2,830)	(2,800)
Acquired reserves/other	(11)	(347)
Currency translation adjustment	(271)	(80)
Balance ending December 31	$1,642	$2,980
(1) The December 31, 2018 ending balance includes $0.1 million in warranty reserves related to the I&S business, which was classified as held for sale at December 31, 2019. The January 1, 2019 beginning balance along with the current year activity has been adjusted to remove the effect of the I&S business.

Warranty obligations of $1.6 million as of December 31, 2019 decreased $1.3 million from $3.0 million as of December 31, 2018. Decreases in warranty obligations were primarily driven by claims settled within our Refinery Valves business and to a lesser extent, claims settled within certain Industrial businesses.

(19)    Business Segment and Geographical Information

Our reportable segments have been identified in accordance with ASC Topic 280-10-50 through our evaluation of how the Company engages in business activities to earn revenues and incur expenses, which operating results are regularly reviewed by our chief operating decision maker (“CODM”) to assess performance and make decisions about resources to be allocated, and the availability of discrete financial information. CIRCOR’s reportable segments are generally organized based upon the end markets we sell our product and services into. No individual operating segments have been aggregated for purposes of determining our reportable segments. Our reporting segments are Energy, Aerospace & Defense and Industrial.

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

The following table presents certain reportable segment information (in thousands):

	As of and for the year ended December 31,
	2019	2018	2017
Net revenues
Energy	$240,982	$288,877	$183,399
Aerospace & Defense	272,625	237,017	182,983
Industrial	450,706	487,576	139,110
Consolidated revenues	$964,313	$1,013,470	$505,492

Segment income
Energy - Segment Operating Income	$30,394	$38,779	$21,708
Aerospace & Defense - Segment Operating Income	52,480	36,047	23,375
Industrial - Segment Operating Income	52,188	57,340	19,932
Corporate expenses	(25,262)	(30,299)	(21,744)
Subtotal	109,800	101,867	43,271
Special restructuring charges, net	5,186	5,848	2,559
Special other charges, net	17,686	13,061	7,330
Special and restructuring charges, net	22,872	18,909	9,889
Restructuring related inventory charges	(820)	346	—
Amortization of inventory step-up	—	6,600	4,300
Acquisition amortization	45,715	47,310	12,542
Acquisition depreciation	4,352	7,049	233
Restructuring and other cost, net	49,247	61,305	17,075
Consolidated Operating Income	37,681	21,653	16,307
Interest Expense, net (a)	48,609	52,975	10,841
Other Expense (Income), net (a)	(836)	(7,426)	1,826
(Loss) income from continuing operations before income taxes	$(10,092)	$(23,896)	$3,640

Identifiable assets
Energy	$355,870	$882,630	$837,492
Aerospace & Defense	426,405	399,102	375,094
Industrial	1,405,056	1,279,048	1,408,217
Corporate	(716,386)	(769,168)	(714,004)
Consolidated Identifiable assets	$1,470,945	$1,791,612	$1,906,799

Capital expenditures
Energy	$1,766	$4,814	$2,631
Aerospace & Defense	4,376	4,739	3,400
Industrial	5,757	9,813	5,928
Corporate	1,074	1,787	1,378
Consolidated Capital expenditures	$12,973	$21,153	$13,337

Depreciation and amortization
Energy	$11,012	$13,785	$9,515
Aerospace & Defense	11,531	10,937	4,325
Industrial	46,564	49,939	11,881
Corporate	529	750	1,313
Consolidated Depreciation and amortization	$69,636	$75,411	$27,034

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $18.9 million, $23.8 million, and $15.6 million as of December 31, 2019, 2018 and 2017, respectively.

The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas.

	Year Ended December 31,
Net revenues by geographic area (in thousands)	2019	2018	2017
United States	$412,686	$430,575	$234,684
France	49,724	48,344	41,584
Germany	96,232	97,526	32,092
Canada	25,963	33,531	15,715
Saudi Arabia	11,562	9,643	6,260
United Kingdom	36,760	35,869	25,217
China	32,779	35,732	15,056
Norway	23,045	15,009	10,803
Rest of Europe	111,852	101,787	48,849
Rest of Asia-Pacific	96,711	86,261	44,816
Other	66,999	119,193	30,416
Total net revenues	$964,313	$1,013,470	$505,492

	December 31,
Long-lived assets by geographic area (in thousands)	2019	2018
United States	$90,136	$117,784
Germany	52,843	41,852
UK	11,510	11,330
India	8,319	8,535
France	3,130	3,271
Other	6,241	6,900
Total long-lived assets	$172,179	$189,672

(20)    Other (Income) Expense, Net

The following table outlines other (income) expense, net (in thousands):

	December 31,
	2019	2018	2017
Pension - Interest cost	$10,061	$9,164	$—
Pension - Expected return on assets	(11,979)	(15,418)	—
Foreign Currency Translations	(395)	(1,677)	790
Other	1,477	505	1,036
Other (income) expense, net	$(836)	$(7,426)	$1,826

On January 1, 2018, we adopted FASB ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which amends the presentation requirements of service cost and other components of net benefit cost in the income statement. Service costs are recorded within the selling, general and administrative caption of our consolidated statements of (loss) income, while the other components of net benefit cost are recorded in the other expense (income), net caption of our consolidated statements of (loss) income. Refer to Note 2, Summary of Significant Accounting Policies, for further details of the adoption of ASU 2017-07.

(21)    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2016	$(62,704)	$(13,557)	$—	$(76,261)
Other comprehensive income	34,119	5,412	—	39,531
Balance as of December 31, 2017	(28,585)	(8,145)	—	(36,730)
Other comprehensive loss	(20,523)	(10,970)	(1,516)	(33,009)
Balance as of December 31, 2018	(49,108)	(19,115)	(1,516)	(69,739)
Other comprehensive loss	(4,740)	(398)	(5,390)	(10,528)
Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)

During the first quarter of 2019, an immaterial error was identified in the Company's calculation of currency translation adjustments related to goodwill, intangible assets and property, plant and equipment acquired in the FH acquisition.  This error impacted other comprehensive income. Specifically, other comprehensive income (loss) was overstated by $5.4 and $2.2 million for the first quarter and fiscal 2018, respectively, and was understated by $2.2 million for the first quarter of 2019.  The Company has determined that these adjustments were not material to the current or prior periods, or the forecasted 2019 results utilized in the Company's 2018 goodwill impairment analyses. These items were adjusted during the first quarter of 2019. The quarterly impact ($ in millions) in 2018 was as follows:

	Q1	Q2	Q3	Q4	2018
Overstated (understated) comprehensive income	$5.4	$(5.1)	$(0.2)	$2.1	$2.2

(22)    Quarterly Financial Information

Summary Quarterly Data — Unaudited
(in thousands, except per share information)

	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Net revenues	$238,855	$245,768	$237,052	$242,638
Gross profit	74,414	81,917	74,474	78,004
Net (loss) income	(4,634)	(18,520)	(112,337)	1,556
Earnings (loss) per common share:
Basic	$(0.23)	$(0.93)	$(5.64)	$0.08
Diluted	(0.23)	(0.93)	(5.64)	0.08
Dividends per common share	—	—	—	—
Year Ended December 31, 2018
Net revenues	$239,887	$259,658	$247,209	$266,716
Gross profit	70,159	84,955	80,077	90,012
Net (loss) income	(17,441)	5,902	(6,841)	(21,004)
Earnings (loss) per common share:
Basic	$(0.88)	$0.30	$(0.34)	$(1.06)
Diluted	(0.88)	0.30	(0.34)	(1.06)

Dividends per common share	—	—	—	—
(1) First and second quarter results have been reclassified to reflect the classification of the EV and DV businesses as discontinued operations.

(23)    Subsequent Event

Sale of I&S Business

During the fourth quarter of 2019, the Company entered into a definitive agreement to sell its non-core I&S business to Crane Co. for $172 million, in cash, subject to working capital adjustments. The transaction closed on January 31, 2020. The I&S business manufactures valves, fittings, regulators and sampling systems primarily serving energy end markets. As of December 31, 2019, the I&S business is reported as "held for sale" within the current assets and current liabilities section of our balance sheet. We expect to record a gain on the I&S sale during the first quarter of 2020 in the range of $35 million to $40 million.

Term Loan Repricing

On February 26, 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation.  The new terms lower the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's.  The applicable margin reduces to LIBOR plus an applicable margin of 3.00%, with a corporate family rating from Moody's of B1 or better.

Current Market Volatility
In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions, which may impact the Company.
Subsequent to year end and through the date of this filing, the Company has experienced a significant decline in its market capitalization to approximately 35% (based on the closing market price at March 26, 2019) below its consolidated book value. As a result, management has concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020, which will result in management performing an impairment evaluation of its goodwill and intangible asset balances. The decline in market capitalization and any prolonged material disruption of our employees, distributors, suppliers or customers can reasonably be expected to negatively impact our global sales and operating results and could lead to valuation allowances or impairments of our goodwill or intangible assets, which were 271.9 million and 385.5 million million, respectively, as of December 31, 2019.
Given the continued uncertainty surrounding COVID-19, on March 20, 2020, the Company executed an $80 million drawdown of its remaining available line of credit under its existing Credit Agreement. The Company took this action as a precautionary measure to increase the Company’s cash position and help maintain financial flexibility. The proceeds from the drawdown will be available to be used for working capital, general corporate or other purposes.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

Allowance for Doubtful Accounts

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2019
Deducted from asset account:
Allowance for doubtful accounts	$2,270	$1,777	$(198)	$(763)	$3,086
Year ended
December 31, 2018
Deducted from asset account:
Allowance for doubtful accounts	$2,865	$(262)	$(95)	$(238)	$2,270
Year ended
December 31, 2017
Deducted from asset account:
Allowance for doubtful accounts	$3,298	$(120)	$223	$(536)	$2,865

(1)	Uncollectible accounts written off, net of recoveries.