Form 10-Q
period 2020-03-29
CIRCOR INTERNATIONAL INC
filed 2020-06-01
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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

As of May 29, 2020, there were 19,988,328 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE REGARDING RELIANCE ON SEC ORDER RELATING TO COVID-19

As previously disclosed in the Current Report on Form 8-K filed by CIRCOR International, Inc. ("CIRCOR", the "Company", "us", "we" or "our") with the U.S. Securities and Exchange Commission (the “SEC”) on April 29, 2020, the filing of this Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (this “Form 10-Q”) was delayed in reliance on Release No. 34-88465 (the “Order”) issued by the SEC on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which allows a registrant to delay the filing of certain reports under the Exchange Act by up to 45 days after the original due date of such report if a registrant is unable to meet the filing deadline due to circumstances related to the COVID-19 pandemic. The original due date of this Form 10-Q was May 8, 2020 and it is being filed within the 45-day extension period authorized by the Order.
The Company was unable to file the Form 10-Q by its original due date as a result of disruptions caused by the pandemic, including the impact of remote working by the Company’s employees and third-party advisors, coupled with the need to perform additional analyses and procedures relating to COVID-19’s impact on the Company’s financial statements, including impairment evaluations of goodwill and intangible asset balances.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	March 29, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,861	$84,531
Trade accounts receivable, less allowance for doubtful accounts of $9,017 and $3,086 at March 29, 2020 and December 31, 2019, respectively	116,514	125,422
Inventories	147,175	137,309
Prepaid expenses and other current assets	86,840	66,664
Assets held for sale	26,617	161,193
Total Current Assets	548,007	575,119
PROPERTY, PLANT AND EQUIPMENT, NET	166,580	172,179
OTHER ASSETS:
Goodwill	150,928	271,893
Intangibles, net	368,519	385,542
Deferred income taxes	42,706	30,852
Other assets	32,337	35,360
TOTAL ASSETS	$1,309,077	$1,470,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,298	$79,399
Accrued expenses and other current liabilities	103,917	94,169
Accrued compensation and benefits	25,601	19,518
Liabilities held for sale	26,617	43,289
Total Current Liabilities	232,433	236,375
LONG-TERM DEBT	588,958	636,297
DEFERRED INCOME TAXES	19,175	21,425
PENSION LIABILITY, NET	137,779	146,801
OTHER NON-CURRENT LIABILITIES	39,887	38,636
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,956,518 and 19,912,362 shares issued and outstanding at March 29, 2020 and December 31, 2019, respectively	213	213
Additional paid-in capital	447,867	446,657
Retained earnings	20,110	99,280
Common treasury stock, at cost (1,372,488 shares at March 29, 2020 and December 31, 2019)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(102,873)	(80,267)
Total Shareholders’ Equity	290,845	391,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,309,077	$1,470,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net revenues	$192,213	$238,855
Cost of revenues	132,170	164,441
Gross profit	60,043	74,414
Selling, general and administrative expenses	59,558	64,506
Goodwill impairment charge	116,182	—
Special and restructuring recoveries, net	(42,292)	(7,842)
Operating (loss) income	(73,405)	17,750
Other expense (income):
Interest expense, net	9,011	13,094
Other income, net	(2,680)	(2,148)
Total other expense, net	6,331	10,946
(Loss) income from continuing operations before income taxes	(79,736)	6,804
Provision for income taxes	8,374	5,709
(Loss) income from continuing operations, net of tax	(88,110)	1,095
Income (loss) from discontinued operations, net of tax	9,162	(5,728)
Net loss	$(78,948)	$(4,633)

Basic (loss) income per common share:
Basic from continuing operations	$(4.42)	$0.06
Basic from discontinued operations	$0.46	$(0.29)
Net loss	$(3.96)	$(0.23)

Diluted (loss) income per common share:
Diluted from continuing operations	$(4.42)	$0.05
Diluted from discontinued operations	$0.46	$(0.29)
Net loss	$(3.96)	$(0.23)

Weighted average number of common shares outstanding:
Basic	19,935	19,870
Diluted	19,935	19,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net loss	$(78,948)	$(4,633)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(20,325)	(8,840)
Interest rate swap adjustments (1)	(2,320)	(2,134)
Pension adjustment	39	—
Other comprehensive loss, net of tax	(22,606)	(10,974)
COMPREHENSIVE LOSS	$(101,554)	$(15,607)

(1) Net of an income tax effect of $0.7 million and $0.6 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	March 29, 2020	March 31, 2019
Net loss	$(78,948)	$(4,633)
Income (loss) from discontinued operations, net of income taxes	9,162	(5,728)
(Loss) income from continuing operations	(88,110)	1,095
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,121	5,500
Amortization	10,611	12,807
Provision for bad debt expense	5,802	(106)
Loss on write down of inventory	343	487
Compensation expense for share-based plans	608	1,372
Amortization of debt issuance costs	4,513	1,010
Loss on sale or write-down of property, plant and equipment	—	123
Goodwill impairment charge	116,182	—
Gain on sale of businesses	(54,356)	(10,282)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	(1,550)	(1,697)
Inventories	(13,365)	(4,146)
Prepaid expenses and other assets	(5,507)	8,436
Accounts payable, accrued expenses and other liabilities	1,081	(43,676)
Net cash used in continuing operating activities	(18,627)	(29,077)
Net cash (used in) provided by discontinued operating activities	(5,320)	6,699
Net cash used in operating activities	(23,947)	(22,378)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,412)	(3,292)
Proceeds from the sale of property, plant and equipment	—	28
Proceeds from the sale of business	169,773	83,321
Proceeds from beneficial interest	599	—
Net cash provided by continuing investing activities	166,960	80,057
Net cash provided by (used in) discontinued investing activities	68	(425)
Net cash provided by investing activities	167,028	79,632
FINANCING ACTIVITIES
Proceeds from long-term debt	129,325	87,400
Payments of long-term debt	(180,891)	(140,500)
Proceeds from the exercise of stock options	118	—
Net cash used in continuing financing activities	(51,448)	(53,100)
Net cash used in financing activities	(51,448)	(53,100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,389)	957
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	86,244	5,111
Cash, cash equivalents, and restricted cash at beginning of period	85,727	69,525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$171,971	$74,636
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$870	$1,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(78,948)	—	—	(78,948)
Other comprehensive loss, net of tax	—	—	—	—	(22,606)	—	(22,606)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
Balance as of March 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(4,633)	—	—	(4,633)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)	—	—	—	1,113	—	—	1,113
Other comprehensive loss, net of tax	—	—	—	—	(10,974)	—	(10,974)
Conversion of restricted stock units	31	—	246	—	—	—	246
Share-based plan compensation	—	—	1,432	—	—	—	1,432
Balance as of March 31, 2019	19,876	$212	$442,568	$228,582	$(80,713)	$(74,472)	$516,177

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
The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements. We recommend that the financial statements included in our Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future quarter.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the
U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. As of March 29, 2020 and through the date of this filing, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment. See Note 7, Goodwill and Intangible Assets, for additional information on the goodwill impairment.

The Company expects the effects of the COVID-19 pandemic to continue to negatively impact its results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 29, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as updated below with respect to newly adopted accounting standards.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures.

Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term contracts accounted for as performance obligations where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes, penalty accruals for late shipments, other asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual future results as estimated in the current period could differ materially from those estimates.

New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The new guidance, referred to as the current expected credit loss (“CECL”) model, requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) held at the reporting date based on historical experience, current economic conditions, and reasonable and supportable forecasts which generally result in the more timely recognition of losses. The adoption of this new guidance on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.
(3) Discontinued Operations and Assets Held for Sale

Discontinued Operations

During the quarter ended September 29, 2019, the Company completed the disposition of its long-cycle upstream oil & gas Engineered Valves ("EV") business and received approval from its Board of Directors to dispose of the Company’s Distributed Valves ("DV") business in a transaction or transfer to a third-party purchaser or purchasers. The Company is actively marketing the DV business for sale and anticipates completing the disposition within the twelve month window from when the business was first classified as held for sale. The business continued to meet the criteria to be classified as held for sale as of March 29, 2020. These actions were consistent with the Company's strategic shift away from upstream oil and gas to focus on more attractive end markets. The EV and DV businesses meet the criteria of discontinued operations and are presented as such in the condensed consolidated financial statements for all periods presented.

The following table presents the summarized components of loss from discontinued operations for the DV business for the three months ended March 29, 2020 and March 31, 2019, and for the EV business for the three months ended March 31, 2019 (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Net revenues	$6,237	$31,540
Cost of revenues	11,358	32,085
Gross loss	(5,121)	(545)
Selling, general and administrative expenses	3,139	5,466
Special and restructuring (recoveries) charges, net	(1,328)	26
Operating loss	(6,932)	(6,037)
Other (income) expense:
Interest (income) expense, net	(7)	86
Other expense, net	5,410	235
Total other expense, net	5,403	321
Loss from discontinued operations, pre tax	(12,335)	(6,358)
Benefit from income tax	(21,497)	(630)
Income (loss) from discontinued operations, net of tax	$9,162	$(5,728)

Assets Held for Sale

During the quarter ended March 29, 2020, the Company completed the sale of its non-core Instrumentation and Sampling ("I&S") business. See Note 5, Special and Restructuring Recoveries, net for additional information on this divestiture. As of December 31, 2019, the I&S business is reported as "held for sale" within the current assets and current liabilities section of our condensed consolidated balance sheet.

The following table presents the balance sheet information for assets and liabilities held for sale as of March 29, 2020 and December 31, 2019 by business (in thousands):

	March 29, 2020	December 31, 2019
	DV	DV	I&S	Total
Trade accounts receivable, net	$1,434	$467	$9,935	$10,402
Inventories	46,353	55,521	13,878	69,399
Prepaid expenses and other current assets	2,382	2,867	616	3,483
Property, plant, and equipment, net	5,824	6,742	6,409	13,151
Goodwill	—	—	91,492	91,492
Deferred tax asset	606	778	1,089	1,867
Other assets	6,980	4,793	6,363	11,156
Valuation adjustment on classification to assets held for sale	(36,962)	(39,757)	—	(39,757)
Total assets held for sale	$26,617	$31,411	$129,782	$161,193

Accounts payable	$8,314	$8,708	$5,997	$14,705
Accrued and other current liabilities	5,095	5,834	2,192	8,026
Deferred income taxes	228	638	151	789
Other liabilities	12,980	13,931	5,838	19,769
Total liabilities held for sale	$26,617	$29,111	$14,178	$43,289

(4) Revenue Recognition

Our revenue is derived from a variety of contracts. A significant portion of our revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the aerospace, defense and industrial markets. Our contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations (FAR). We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract.

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

As of March 29, 2020, we had $421.2 million of revenue related to remaining unfulfilled performance obligations. We expect to recognize approximately 74.0% of our remaining performance obligations as revenue during the remainder of 2020, 19.0% in 2021, and the remaining 7.0% thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three months ended March 29, 2020.

Disaggregation of Revenue. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Aerospace & Defense Segment
Commercial Aerospace & Other	$26,320	$28,706
Defense	39,173	32,534
Total	65,493	61,240
Industrial Segment
Valves	54,190	92,303
Pumps	72,530	85,312
Total	126,720	177,615
Net Revenue	$192,213	$238,855

	Three Months Ended
	March 29, 2020	March 31, 2019
Aerospace & Defense Segment
EMEA	$14,806	$17,732
North America	45,988	37,393
Other	4,699	6,115
Total	65,493	61,240
Industrial Segment
EMEA	57,006	75,743
North America	43,922	73,847
Other	25,792	28,025
Total	126,720	177,615
Net Revenue	$192,213	$238,855

Contract Balances. The following table presents contract assets and contract liabilities balances as of March 29, 2020 and December 31, 2019 as follows (in thousands):

	March 29, 2020	December 31, 2019	Increase/(Decrease)
Trade accounts receivables, net	$116,514	$125,422	$(8,908)
Contract assets (1)	63,826	52,781	11,045
Contract liabilities (2)	39,850	35,007	4,843

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.

Trade accounts receivable, net decreased by $8.9 million as of March 29, 2020, primarily due to the timing of cash collections during the three months ended March 29, 2020.

Contract assets increased by $11.0 million, or 20.9%, to $63.8 million primarily driven by unbilled revenue recognized during the three months ended March 29, 2020 within our Defense business (+11%) and Refinery Valves business (+7%).

Contract liabilities increased by $4.8 million, or 13.8%, to $39.8 million as of March 29, 2020, primarily driven by timing of revenue recognized over time during the three months ended March 29, 2020. The increase was driven by our Defense business (+11%) and our EMEA Pumps business (+3%).

(5) Special and Restructuring Recoveries, net

Special and restructuring recoveries, net

Special and restructuring recoveries, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring recoveries, net on our condensed consolidated statements of (loss) income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring recoveries, net line item on the condensed consolidated statements of (loss) income for the three months ended March 29, 2020 and March 31, 2019 (in thousands):

	Special & restructuring (recoveries) charges, net
	Three Months Ended
	March 29, 2020	March 31, 2019
Special recoveries, net	$(45,175)	$(8,200)
Restructuring charges, net	2,883	358
Total special and restructuring recoveries, net	$(42,292)	$(7,842)

Special recoveries, net

The table below details the special recoveries, net recorded for the three months ended March 29, 2020 (in thousands):

	Special & restructuring (recoveries) charges, net
	Three Months Ended
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$—	$(53,202)
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	2,355	2,355
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,030	2,131
Total special (recoveries) charges, net	$—	$(53,101)	$7,926	$(45,175)

I&S divestiture: The Company recorded net special recoveries of $(53.2) million for the three months ended March 29, 2020, attributed to the sale of our I&S business in January 2020. During the quarter ended March 29, 2020, we received net cash proceeds of $169.8 million and recognized a gain on sale of $54.6 million. The Industrial segment incurred $1.4 million of operating expenses associated with the I&S business for the three months ended March 29, 2020, which are presented net within the I&S divestiture line.

Professional fees: The Company incurred special charges of $2.4 million for the three months ended March 29, 2020, associated with the review and response to an unsolicited tender offer to acquire the Company and related corporate governance actions.

Amortization of debt issuance fee: The Company incurred special charges of $3.5 million for the three months ended March 29, 2020 comprised of $3.2 million related to accelerated amortization of capitalized debt issuance costs, and $0.3 million related to the significant debt pay down from the sale of the I&S business. See Note 9, Financing Arrangements, for additional information on our debt repricing.

Other special charges: The Company incurred special charges of $2.1 million for the three months ended March 29, 2020, associated with professional fees for projects to streamline operations and reduce costs ($1.2 million), costs of a cyber incident ($0.7 million) and charges related to previous business sales ($0.2 million).

The table below details the special recoveries, net recorded for the three months ended March 31, 2019 (in thousands):

	Special (recoveries) charges, net
	For the three months ended March 29, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$—	$(10,282)	$—	$(10,282)
Reliability Services 2019 operating expenses	—	1,450	—	1,450
Rosscor divestiture related charges	—	153	—	153
Trapped cost	—	—	479	479
Total special (recoveries) charges, net	$—	$(8,679)	$479	$(8,200)

Reliability Services divestiture: In January 2019, the Company sold its Reliability Services business. The Company recorded a 10.3 million gain during the first quarter of 2019 in connection with the divestiture.

Reliability Services 2019 operating expenses: The Company classified the 2019 operating expenses of the Reliability Services business as special given the business was held for sale as of 2018 and was sold in January 2019.

Rosscor divestiture: In November, 2018, the Company sold its Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. The Delden Business was the Company's Netherlands-based fluid handling skids and systems business, primarily for the oil and gas end market. During the first quarter of 2019, the Company recorded a $0.2 million charge related to the divestiture.

Trapped cost: With the separation of discontinued operations, there is an element of trapped cost from corporate allocations that have been reclassified to corporate.

Restructuring charges, net

The tables below outline the charges associated with restructuring actions recorded for the three months ended March 29, 2020 and March 31, 2019 (in thousands). A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring charges, net
	As of and for the three months ended March 29, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$10	$1,632	$—	$1,642
Employee related expenses, net	—	1,058	183	1,241
Total restructuring charges, net	$10	$2,690	$183	$2,883

Accrued restructuring charges as of December 31, 2019				$5,199
Total quarter to date charges, net (shown above)				2,883
Charges paid / settled, net				(4,154)
Accrued restructuring charges as of March 29, 2020				$3,928

We expect to make payment or settle the majority of the restructuring charges accrued as of March 29, 2020 during the second and third quarters of 2020.

	Restructuring charges, net
	As of and for the three months ended March 31, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$70	$—	$—	$70
Employee related expenses	(2)	290	—	288
Total restructuring charges, net	$68	$290	$—	$358

Accrued restructuring charges as of December 31, 2018				$874
Total quarter to date charges, net (shown above)				358
Charges paid / settled, net				(571)
Accrued restructuring charges as of March 31, 2019				$661

Restructuring Programs Summary

During the quarter ended March 29, 2020, we recorded $2.8 million of restructuring charges, principally within our Industrial segment, to reduce expenses primarily through reductions in force and to close a sales location to consolidate operations.

During the quarter ended March 31, 2019, we recorded $0.4 million of restructuring charges related to the program we initiated during 2018.

(6) Inventories

Inventories consisted of the following (in thousands):

	March 29, 2020	December 31, 2019
Raw materials	$73,047	$65,315
Work in process	51,548	53,891
Finished goods	22,580	18,103
Total inventories	$147,175	$137,309

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2019 and March 29, 2020 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2019	$57,385	$214,508	$271,893
Impairment	—	(116,182)	(116,182)
Currency translation adjustments	(43)	(4,740)	(4,783)
Goodwill as of March 29, 2020	$57,342	$93,586	$150,928

We perform an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. At March 29, 2020, the Company reorganized its reporting units (see Note 8, Segment Information) and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names. Our asset groups did not experience a triggering event, and our long-lived assets did not suffer a decline in utility requiring a reassessment of their useful lives. Through its assessment, management determined that its long-lived assets other than goodwill were not impaired.

For the assessment of goodwill as of March 29, 2020, we estimated the fair value of our two reporting units, Industrial and Aerospace & Defense, using an income approach based on the present value of future cash flows. We also utilized the implied market value method under the market approach to validate the fair value amount we obtained using a discounted cash flow model income approach which indicated a control premium. Management believes this approach was the best approximation of fair value of its reporting units in the current economic environment considering the uncertainty caused by the COVID-19 pandemic. The key assumptions utilized in our discounted cash flow model include our estimates of the rate of revenue growth, including the rate of growth used in terminal year value, the assumption of a control premium, and the discount rate based on a weighted average cost of capital. The relevant inputs, estimates and assumptions used in the implied market value method include our market capitalization as of March 29, 2020, and selection of a control premium.

Based on our impairment assessment as of March 29, 2020, we have concluded that our goodwill in the Industrial reporting unit has been impaired and, accordingly, have recorded a goodwill impairment charge of $116.2 million.

The table below presents gross intangible assets and the related accumulated amortization as of March 29, 2020 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	293,607	(87,017)	206,590
Backlog	22,181	(20,497)	1,684
Acquired technology	132,786	(46,717)	86,069
Other	336	(336)	—
Total Amortized Assets	$454,278	$(159,935)	$294,343

Non-amortized intangibles (primarily trademarks and trade names)	$74,176		$74,176
Total Non-Amortized Intangibles	$74,176		$74,176
Net carrying value of intangible assets			$368,519

The table below presents estimated remaining amortization expense for intangible assets recorded as of March 29, 2020 (in thousands):

	2020	2021	2022	2023	2024	After 2024
Estimated amortization expense	$32,170	$40,672	$35,737	$31,335	$27,538	$126,891

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

During the quarter ended March 29, 2020, we divested our I&S business, which was previously part of the Energy segment. See Note 5, Special and Restructuring Recoveries, net for additional information on this divestiture. In light of this divestiture, effective March 29, 2020, we realigned our segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. The new reporting segments are Industrial and Aerospace & Defense. The current and prior periods are reported under this new segment structure.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Net revenues
Aerospace & Defense	$65,493	$61,240
Industrial	126,720	177,615
Consolidated net revenues	$192,213	$238,855
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$12,494	$9,374
Industrial - Segment Operating Income	5,169	22,581
Corporate expenses	(6,588)	(8,522)
Segment Operating Income	11,075	23,433
Impairment charge	116,182	—
Restructuring charges, net	2,883	358
Special recoveries, net	(45,175)	(8,200)
Special and restructuring recoveries, net	(42,292)	(7,842)
Restructuring related inventory charges	(602)	325
Acquisition amortization	10,218	12,077
Acquisition depreciation	974	1,123
Acquisition amortization and other costs, net	10,590	13,525
Consolidated operating (loss) income	(73,405)	17,750
Interest expense, net	9,011	13,094
Other income, net	(2,680)	(2,148)
(Loss) income from continuing operations before income taxes	$(79,736)	$6,804

	Three Months Ended
	March 29, 2020	March 31, 2019
Capital expenditures
Aerospace & Defense	$640	$788
Industrial	2,225	1,676
Corporate	198	387
Consolidated capital expenditures	$3,063	$2,851

Depreciation and amortization
Aerospace & Defense	$3,093	$2,673
Industrial	12,419	15,199
Corporate	125	164
Consolidated depreciation and amortization	$15,637	$18,036

Identifiable assets	March 29, 2020	March 31, 2019
Aerospace & Defense	$463,744	$406,064
Industrial	1,650,963	2,288,645
Corporate	(805,630)	(975,375)
Consolidated identifiable assets	$1,309,077	$1,719,334

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $87.7 million and $27.8 million as of March 29, 2020 and March 31, 2019, respectively.

(9) Financing Arrangements

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

The aggregate fair value of the Company's interest rate swap and cross-currency swap as of March 29, 2020 are summarized in the table below (in thousands):

Significant Other Observable Inputs
Level 2
Derivative asset	$3,768
Derivative liabilities	$12,310

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of March 29, 2020, the fair value of our gross debt (before netting debt issuance costs) was $496.1 million, or $131.8 million below our carrying cost of $602.3 million, and is a Level 2 financial instrument.

Financial Instruments

As of March 29, 2020 and December 31, 2019, the Company had restricted cash balances of $1.1 million and $1.2 million, respectively. These balances are recorded within prepaid and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivables purchasing agreement with a bank whereby the Company can sell selected account receivables and receive between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the quarter, the Company sold a total of $14.5 million in receivables under the program, receiving $13.6 million in cash. The outstanding purchase price component of $0.8 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet at March 29, 2020.

The Company has a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Deutsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end.

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 350 basis points plus 2.6475% for a total interest rate of 6.1475%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties and covenants.

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The aggregate net fair value of the interest rate swap and cross-currency swap was $(8.5) million. These balances are recorded in other long-term liabilities of $6.0 million, accrued expenses and other current liabilities of $6.3 million, and other current assets of $3.8 million on our condensed consolidated balance sheet as of March 29, 2020. In addition, the Company recorded a long-term deferred tax asset of $2.8 million as of the same date.

The amount of gain (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to income are summarized below:

Three Months Ended
March 29, 2020
Amount of loss recognized in OCI	$(4,105)

Amount of loss reclassified from AOCI into income	$(1,093)

The realized loss of $1.1 million was reclassified from other comprehensive loss to interest expense and was accrued on the swap during the three months ended March 29, 2020. Amounts expected to be reclassified from other comprehensive income into interest expense in the following 12 months is a loss of $6.2 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.0 million for the three months ended March 29, 2020.

Debt

As of March 29, 2020, total debt was $589.0 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $13.3 million and $17.6 million at March 29, 2020 and December 31, 2019, respectively. The Company made interest payments of $8.8 million and $12.4 million during the three months ended March 29, 2020, and March 31, 2019, respectively.

During the three months ended March 29, 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business. On March 20, 2020, the Company drew down $80.0 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19.

During the three months ended March 29, 2020 the Company amended its term loan to lower the interest rate associated with the applicable margin calculation. The new terms lower the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's. The applicable margin reduces to LIBOR plus an applicable margin of 3.00%, with a corporate family rating from Moody's of B1 or better.

As part of the debt repricing, the Company's outstanding loan balance was reallocated amongst the lender group. The Company evaluated the changes in outstanding loan balance for each individual lender to determine the amount of capitalized debt issuance costs that required adjustment. Through this exercise, the Company amortized $3.2 million of debt issuance costs, which were recorded as special charges.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of March 29, 2020.

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

The following table sets forth information related to our product warranty reserves for the three months ended March 29, 2020 (in thousands):

Balance beginning December 31, 2019	$1,642
Provisions	368
Claims settled	(682)
Currency translation adjustment	(29)
Balance ending March 29, 2020	$1,299

Warranty obligations were $1.6 million as of December 31, 2019 and $1.3 million as of March 29, 2020, reflecting a decrease in the reserve for the three months ended March 29, 2020, as new provisions were more than offset by net claims settled.

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

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. The Hoke subsidiary was divested in January 2020 through our sale of I&S. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $35.5 million at March 29, 2020. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from March 29, 2020.

The following table contains information related to standby letters of credit instruments outstanding as of March 29, 2020 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$20,747
Greater than 12 months	14,707
Total	$35,454

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Pension Benefits - U.S. Plans
Interest cost	$1,398	$1,967
Expected return on plan assets	(2,747)	(2,742)
Amortization	43	129
Net periodic benefit income	$(1,306)	$(646)

Pension Benefits - Non-U.S. Plans
Service cost	$692	$695
Interest cost	339	555
Expected return on plan assets	(194)	(247)
Amortization	31	5
Net periodic benefit cost	$868	$1,008

Other Post-Retirement Benefits
Interest cost	$66	$93
Net periodic benefit cost	$66	$93

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other expense (income), net in our condensed consolidated statements of (loss) income for the three months ended March 29, 2020 and March 31, 2019, respectively.

There were no employer contributions to the Company's U.S. and non-U.S. based pension plans during the three months ended March 29, 2020.

(13) Income Taxes

As of March 29, 2020 and December 31, 2019, we had $0.9 million and $0.6 million, respectively, of unrecognized tax benefits, of which $0.8 million and $0.6 million, respectively, would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2016 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2012, except for Germany which is under examination from 2006 to 2015. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain U.S. and foreign deferred income tax assets, we maintained a valuation allowance of $14.3 million at March 29, 2020 and $14.3 million at December 31, 2019. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, we may need to establish additional tax valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The company has evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its financial statements.

During the three months ended March 29, 2020 and March 31, 2019, the Company paid income taxes of $1.5 million and $2.1 million, respectively.

(14) Share-Based Compensation

As of March 29, 2020, the Company had 689,418 stock options and 826,349 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Company's board of directors on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 413,507 shares available for grant as of March 29, 2020.

During the three months ended March 29, 2020, there were no stock options granted compared with 153,726 stock options granted during the three months ended March 31, 2019.

The average fair value of stock options granted during the first three months of 2019 was $11.84 per share, estimated using the following weighted-average assumptions:

March 31, 2019
Risk-free interest rate	2.6%
Expected life (years)	4.4
Expected stock volatility	38.1%
Expected dividend yield	—%

For additional information regarding the historical issuance of stock options, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

During the three months ended March 29, 2020 and March 31, 2019, we granted 552,010 and 154,903 RSU Awards with approximate fair values of $12.70 and $33.07 per RSU Award, respectively. During the first three months of 2020 and 2019, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 552,010 RSU Awards granted during the three months ended March 29, 2020, 109,278 are performance-based RSU Awards. This compares to 26,475 performance-based RSU Awards granted during the three months ended March 31, 2019. In 2020, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. In 2019, the performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with the same target payout ranges. Of the different performance-based RSU tranches, the Company anticipates approximately 95% overall achievement and probability to vest.

There were no RSU MSPs granted during the three months ended March 29, 2020. RSU MSPs totaling 56,379 with per unit discount amounts representing a fair value of $11.10 per share were granted during the three months ended March 31, 2019.

Compensation expense related to our share-based plans for the three months ended March 29, 2020 and March 31, 2019 was $0.7 million and $1.4 million, respectively. The decrease in costs in the current period is primarily related to a delay in our annual grant as well as reduced achievement on certain performance-based awards. Compensation expense for the three months ended March 29, 2020 was recorded as follows: $0.6 million in selling, general and administrative expenses and $0.1 million in special charges related to the sale of our Instrumentation and Sampling business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. Compensation expense for the three months ended March 31, 2019 was recorded in selling, general and administrative expenses. As of March 29, 2020, there were $13.0 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The weighted average contractual term for stock options outstanding and options exercisable as of March 29, 2020 was 3.9 years and 3.5 years, respectively. The aggregate intrinsic values of stock options exercised, outstanding, and exercisable during the three months ended March 29, 2020 were insignificant.

The aggregate intrinsic value of RSU Awards settled during the three months ended March 29, 2020 was $1.1 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of March 29, 2020 was $9.0 million and $0.0 million, respectively.

The aggregate intrinsic value of RSU MSPs settled during the three months ended March 29, 2020 was insignificant. The aggregate intrinsic value of RSU MSPs outstanding and RSU MSPs vested and deferred as of March 29, 2020 was insignificant.

International participants are issued Cash Settled Stock Unit Awards. As of March 29, 2020, there were 53,513 Cash Settled Stock Unit Awards outstanding compared to 45,681 as of December 31, 2019. During the three months ended March 29, 2020, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.7 million. As of March 29, 2020, we had $0.1 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2019. Cash Settled Stock Unit Award related compensation costs for the three months ended March 29, 2020 and March 31, 2019 were $(0.1) million and $0.4 million, respectively. The decrease in cost is due primarily to the much lower stock price as of March 29, 2020. For the three months ended March 29, 2020, $(0.2) million was recorded as selling, general, and administrative expenses and $0.1 million was recorded as special charges related to the sale of our Instrumentation and Sampling business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. For the three months ended March 31, 2019, compensation costs for Cash Settled Stock Unit Awards were recorded entirely in selling, general, and administrative expense.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the three months ended March 29, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Other comprehensive loss	(20,325)	39	(2,320)	(22,606)
Balance as of March 29, 2020	$(74,173)	$(19,474)	$(9,226)	$(102,873)

(16) Loss Per Common Share ("EPS")

Stock options, RSU Awards, and RSU MSPs covering 417,932 and 901,098 shares of common stock for the three months ended March 29, 2020 and March 31, 2019, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
(17) Subsequent Events

On May 18, 2020, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”), which amends the Credit Agreement, dated as of December 11, 2017, among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and collateral agent, and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, swing line lender and a letter of credit issuer (as amended by Amendment No. 1 to the Credit Agreement dated as of January 23, 2018, by Amendment No. 2 to the Credit Agreement dated as of February 19, 2020, and by Amendment No. 3 to the Credit Agreement dated as of February 26, 2020, the “Original Credit Agreement” and as amended by the Fourth Amendment, the “Credit Agreement”).

The Fourth Amendment makes certain changes to the Original Credit Agreement, including, among other things, (i) changing the frequency of the immaterial subsidiary testing date from annually to quarterly and (ii) extending the deadline by which the financial statements must be reported (A) with respect to annual reporting, from 90 days after the close of each fiscal year to 100 days after the close of each fiscal year and (B) with respect to quarterly reporting, from 50 days after the close of each fiscal quarter to 60 days after the close of each fiscal quarter, in each case subject to extension to the date that is 2 business days after the last day of any extension or deferral period permitted by the SEC with respect to any such report. In connection with the execution of the Fourth Amendment, the Company paid customary arranger and lender consent fees and fees and expenses of Deutsche Bank AG New York Branch, in its capacity as term loan administrative agent, and Truist Bank (formerly known as SunTrust Bank), in its capacity as revolver administrative agent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the expected impact of tariff increases and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; our ability to successfully integrate acquired businesses and dispose of businesses that are held for sale as contemplated; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions, any actions of stockholders or others in response to expiration of the recent unsolicited tender offer and the cost and disruption of responding to those actions; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks, current Middle Eastern conflicts and other similar matters. We advise you to read further about these and other risk factors set forth in Part II, Item 1A of this Report and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR is one of the world’s leading providers of flow control products and services for the Industrial and Aerospace & Defense markets, and has a product portfolio of recognized, market-leading brands serving its customer’s most demanding applications.

Effective March 29, 2020, the Company changed its segment reporting for financial statement purposes to align with the manner in which the business is now managed. We now organize our reporting structure into two segments: Aerospace & Defense and Industrial. Both the current and the prior periods are reported under these two segments.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the
U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions.

In this time of unprecedented uncertainty resulting from the COVID-19 pandemic, the Company's top priority remains the health and safety of our employees, customers and suppliers. Because of the end markets we serve, the majority of our facilities are deemed ‘essential operations’ in the countries in which we operate, and as a result, 23 out of 25 production and service/assembly facilities are in operation. Over the last several weeks, we have implemented significant measures in an effort to ensure our factory employees around the world have the necessary protection and our business continues to operate with as little disruption as possible.

The Company has assembled a cross-functional Pandemic Response and Preparedness Team at the corporate level and has dedicated response teams across its business lines and sites that meet daily to address the challenges the virus poses to employee health and safety, as well as business continuity.

Due to the end markets it serves, the Company has been deemed an essential business by the U.S. Government and all of its plants, except for those located in India, were currently open and operational as of May 31, 2020. To that end, since the beginning of the crisis, the Company has taken a number of steps designed to protect the health and safety of all employees who work at its facilities, including:

•	Additional cleaning and disinfecting procedures at all facilities;

•	Daily temperature checks and masks for employees;

•	Adherence to strict social distancing guidelines;

•	Mandatory work from home policy where possible; and

•	Cancellation of all non-essential travel.

Since the beginning of the COVID-19 crisis, the Company has taken prudent action to ensure it maintains its financial flexibility, including the cessation of all non-critical business expenses, employee furloughs, and pay cuts for senior leadership.

CIRCOR teams across the globe came together to support the global fight against the pandemic. The Company retrofitted one of its factories to produce a key product for a major ventilator manufacturer, day, and its engineering team was able to adapt one of its products for the ventilator application in less than 10 days.

Additionally, the Company has been producing pump parts for the US Navy Hospital Ships USNS Comfort and Mercy that had been dispatched to NYC and Los Angeles to support the COVID-19 response. The CIRCOR team has tackled these critical needs with the utmost urgency, producing components in record time to help keep the U.S. Navy ships up and running for their critical missions.

The Company is also working with a large medical device customer to find ways for the Company’s products to support the development of COVID-19 antibodies from recovered patients. And, a number of the Company’s locations around the world have donated masks, sanitizer, and other safety equipment to local hospitals.

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

As of March 29, 2020 and through the date of this filing, the Company experienced a significant decline in its market capitalization below its consolidated book value precipitated by economic uncertainty from the COVID-19 pandemic. As a result, management concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment. See Note 7, Goodwill and Intangible Assets, of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the goodwill impairment.

The Company expects the effects of the COVID-19 pandemic to continue to negatively impact its results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures.
Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term contracts accounted for as performance obligations where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

First Quarter 2020 Compared With First Quarter 2019

Consolidated Operations

	Three Months Ended
(in thousands)	March 29, 2020	March 31, 2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	65,493	61,240	4,253	—	4,665	(412)
Industrial	$126,720	$177,615	$(50,895)	$(24,871)	$(23,465)	$(2,559)
Consolidated Net Revenues	192,213	238,855	(46,642)	(24,871)	(18,800)	(2,971)

Net revenues for the three months ended March 29, 2020 were $192.2 million, a decrease of $(46.6) million, or (-20%) as compared to the three months ended March 31, 2019, primarily driven by lower revenue as a result of divestitures (-10%), along with net operational decreases (-8%) and unfavorable foreign currency translation (-1%).

Segment Results

In accordance with accounting principles generally accepted in the U.S. ("GAAP"), a company's segment reporting should follow how the business is reviewed by its Chief Operating Decision Maker ("CODM"), which is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is its Chief Executive Officer ("CEO"), as the CEO has the ultimate responsibility for CIRCOR strategic decision-making and resource allocation.

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	March 29, 2020	March 31, 2019
Net revenues
Aerospace & Defense	$65,493	$61,240
Industrial	126,720	177,615
Consolidated net revenues	$192,213	$238,855

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$12,494	$9,374
Industrial - Segment Operating Income	5,169	22,581
Corporate expenses	(6,588)	(8,522)
Segment operating income	11,075	23,433
Goodwill impairment	116,182	—
Restructuring charges, net	2,883	358
Special recoveries, net	(45,175)	(8,200)
Special and restructuring recoveries, net (1)	(42,292)	(7,842)
Cost of sales related to divestitures	(602)	325
Acquisition amortization (2)	10,218	12,077
Acquisition depreciation (2)	974	1,123
Acquisition amortization and other costs, net	10,590	13,525
Consolidated operating (loss) income	(73,405)	17,750
Interest expense, net	9,011	13,094
Other (income), net	(2,680)	(2,148)
(Loss) income from continuing operations before income taxes	$(79,736)	$6,804

Consolidated operating margin	22.0%	2.8%

(1) See Special and Restructuring Recoveries, net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019	Change
Net Revenues	$65,493	$61,240	$4,253
Segment Operating Income	12,494	9,374	3,120
Segment Operating Margin	19.1%	15.3%
Segment Orders	72,031	88,107	(16,076)

Aerospace & Defense segment net revenues increased by $4.3 million, or (+7%), to $65.5 million for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. The increase was primarily driven by organic increases in our defense-related business (+14%), partially offset by declines across commercial platforms (-6%) and unfavorable foreign currency fluctuations (-1%).

Aerospace & Defense segment orders decreased $(16.1) million, or (-18%), for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. The decrease was driven primarily by timing of large multi-year defense orders received in the prior year.

Segment operating income increased to $12.5 million, or (+33%), for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. The increase in operating income was driven primarily by volume, price and improved manufacturing productivity.

Segment operating margin increased from 15.3% in the three months ended March 31, 2019 to 19.1% for the three months ended March 29, 2020. The expanded operating margin reflects the impact of higher volumes and improved mix, manufacturing productivity and favorable price.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	March 29, 2020	March 31, 2019	Change
Net Revenues as reported	$126,720	$177,615	$(50,895)
Net Revenues excluding divestiture (1)	121,820	147,829	(26,009)
Segment Operating Income as reported	5,169	22,581	(17,412)
Segment Operating Income excluding divestiture (2)	5,169	16,364	(11,195)
Segment Operating Margin	4.1%	12.7%
Segment Operating Margin (adjusted)	4.2%	11.1%
Segment Orders	136,443	171,143	(34,700)
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business, the August 2019 divestiture of the Spence Engineering ("Spence") business and the divestiture of our Reliability Services business in January 2019. The I&S business generated revenues of $4.9 million and $21.3 million for the three months ended March 29, 2020 and March 31, 2019 respectively. The Spence business generated revenues of $5.4 million for the three months ended March 31, 2019. The Reliability Services business generated revenues of $3.1 million for the three months ended March 31, 2019.

(2) Adjusted for the January 2020 divestiture of the I&S business, August 2019 divestiture of the Spence business and the January 2019 divestiture of the Reliability Services business. The I&S business contributed $0.0 million and $4.6 million to segment operating income for the three months ended March 29, 2020 and March 31, 2019, respectively. The Spence business contributed $1.6 million to segment operating income for the three months ended March 31, 2019.

Industrial segment net revenues decreased $(50.9) million, or (-29%), to $126.7 million, for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. Industrial segment net revenues, excluding divestiture, decreased $(26.0) million, or (-18%), to $121.8 million, for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily driven by the Refinery Valves business (-9%), Pumps business (-5%) and unfavorable foreign currency fluctuations (-1%).

Industrial segment orders decreased $(34.7) million, or (-20%), for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily driven by divestitures (-15%), lower orders in our Valves business (-4%) and unfavorable foreign currency fluctuations (-2%).

Segment operating income decreased $(17.4) million, or (-77%), for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019. Segment operating income, excluding divestiture, decreased $(11.2 million, or (-68%), for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily driven by the impact of establishing a full reserve for a large receivable balance (-37%), the Pumps business (-16%), the Refinery Valves business (-24%) and the Valves business (-5%), partially offset by the Pipeline business (+3%) and cost savings initiatives (9%).

Goodwill Impairment

Based on our impairment assessment as of March 29, 2020, we have concluded that our goodwill in the Industrial reporting unit has been impaired and, accordingly, have recorded a goodwill impairment charge of $116.2 million. See Note 7, Goodwill and Intangible Assets, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the goodwill impairment.

Corporate Expenses

Corporate expenses decreased $(1.9) million, or (-23%) for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 reflecting cost saving initiatives.

Special and Restructuring Recoveries, net

During the three months ended March 29, 2020 and March 31, 2019, the Company recorded net recoveries of $(42.3) million and $(7.8) million, respectively, within our condensed consolidated statements of (loss) income caption "Special and restructuring recoveries, net". These special and restructuring recoveries, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Costs of sales related to divestitures

During the three months ended March 29, 2020 and March 31, 2019, the Company recorded a cost of $(0.6) million and a recovery of $0.3 million, respectively, within our condensed consolidated statement of income (loss) caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the three months ended March 29, 2020 and March 31, 2019, the Company recorded amortization expense of $10.2 million and $12.1 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Step-up Depreciation

During the three months ended March 29, 2020 and March 31, 2019, the Company recorded depreciation expense of $1.0 million and $1.1 million, respectively, related to the step-up to fair value of the plant, property, and equipment related to the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Interest expense, net decreased $(4.1) million to $9.0 million in the three months ended March 29, 2020 compared to the three months ended March 31, 2019. The change in interest expense was primarily due to significantly reduced debt balances and lower interest rates, partially offset by higher interest expense associated with our interest rate swap.

Other Income, net

During the three months ended March 29, 2020, we had other income, net of $2.7 million, compared to other income, net of $2.1 million for the three months ended March 31, 2019. The year-over-year change is driven by higher foreign exchange gains and pension income. Effective January 1, 2018, all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Comprehensive Loss

During the three months ended March 29, 2020, we had comprehensive loss of $101.6 million, as compared to comprehensive loss of $15.6 million for the three months ended March 31, 2019. The change in comprehensive loss is further outlined in our condensed consolidated statements of comprehensive loss included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The table below outlines the effective tax rate for the three months ended March 29, 2020 and March 31, 2019 (in thousands, except percentages).

	Three months ended
	March 29, 2020	March 31, 2019
(Loss) income from continuing operations before income taxes	$(79,736)	$6,804

U.S. tax rate	21.0%	21.0%
U.S. permanent difference	(8.3)%	0.9%
Foreign-derived intangible income	(1.4)%	1.6%
Global Intangible Low-Taxed Income impact	2.4%	(0.7)%
Foreign Tax rate differential	14.9%	(1.1)%
Dispositions	(5.2)%	39%
Intercompany financing	(20)%	3.6%
Other	(8.2)%	19.6%
Impairment	(5.7)%	—%
Effective tax rate	(10.5)%	83.9%

Provision for income taxes	$8,375	$5,709

The above changes in the various rate reconciling items for the three months ended March 29, 2020 compared to the three months ended March 31, 2019 are mainly due to dispositions and impairment charges which are not deductible for tax purposes.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, and debt service costs. We have historically generated cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the three month periods indicated (in thousands):

	March 29, 2020	March 31, 2019
Cash flow provided by (used in):
Operating activities	$(23,947)	$(22,378)
Investing activities	167,028	79,632
Financing activities	(51,448)	(53,100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,389)	957
Increase in cash, cash equivalents and restricted cash	$86,244	$5,111

During the three months ended March 29, 2020, cash used in operating activities was $23.9 million compared to cash used in operating activities of $22.4 million during the same period in 2019. The $1.6 million increase in cash used was primarily driven by cash used in discontinued operations of $5.3 million in the current period compared to cash provided by discontinued operations of $6.7 million in the prior year. This $12.0 million year over year negative impact on cash was partially offset by a $10.5 million year over year positive impact from lower cash used in continuing operations.

During the three months ended March 29, 2020, we had $167.0 million of cash provided by investing activities compared to cash of $79.6 million provided by investing activities during the same period in 2019. The $87.4 million year over year increase in cash generated was primarily driven by the sale of our Instrumentation and Sampling business which generated net proceeds of $169.8 million in 2020, as compared to net proceeds of $83.3 million in 2019 from the sale of the Reliability Services business.

During the three months ended March 29, 2020, we used $51.4 million of cash in financing activities as compared to $53.1 million of cash used in financing activities during the same period in 2019. The $1.7 million year over year decrease in cash used in financing activities is from lower net proceeds from long-term borrowings in 2020. During the three months ended March 29, 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business.

As of March 29, 2020, total debt was $589.0 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $13.3 million and $17.6 million at March 29, 2020 and December 31, 2019, respectively. Total debt as a percentage of total shareholders’ equity was 214% as of March 29, 2020 compared to 163% as of December 31, 2019. As of March 29, 2020, we had gross borrowings of $602.3 million outstanding under the 2017 Credit Agreement and $35.5 million outstanding on letters of credit, with available capacity to borrow an additional $11.1 million under the revolving credit facility, subject to the terms and conditions of that facility.

Given the continued uncertainty surrounding COVID-19, on March 20, 2020, the Company executed an $80.0 million drawdown of its available line of credit under the 2017 Credit Agreement/revolving credit facility. The Company took this action as a precautionary measure to increase the Company's cash position and help maintain financial flexibility. The proceeds from the drawdown are available to be used for working capital, general corporate or other purposes.

We entered into a secured credit agreement, dated as of December 11, 2017 ("2017 Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity. We entered into the 2017 Credit Agreement to fund acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. On February 26, 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at March 29, 2020 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.4:1 as of March 29, 2020, which was flat to our ratio of 2.4:1 as of December 31, 2019.

As of March 29, 2020, cash, cash equivalents, and short-term investments totaled $170.9 million. With the exception of the $80.0 million drawdown described above, these cash and cash equivalent balances are substantially held in foreign bank accounts. This compares to $84.5 million of cash, cash equivalents, and short-term investments as of December 31, 2019, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows. In addition, we may utilize our 2017 Credit Agreement for U.S.-based cash needs.

Based on our existing cash reserves, expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the quarterly financial statements.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. See Financing Arrangements in Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding debt. Refer to Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 29, 2020, the Company's disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, and detailed as follows:

We did not maintain a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. This material weakness contributed to the following additional material weaknesses detailed below:

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
We have been actively addressing the identified material weaknesses. Actions have been taken to strengthen controls, and further actions are planned as follows:

• Hire additional full-time corporate accounting resources with appropriate levels of experience.
• Continue to allocate additional resources to the Corporate accounting function, which may include the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations.
• Continue training on a regular basis related to internal control over financial reporting for our finance and accounting personnel.
We anticipate that the actions described above and resulting improvements in controls will strengthen the Company’s internal control over financial reporting and will address the related material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first three paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

Shareholders and potential investors should consider the following additional risk factor relating to COVID-19 in conjunction with the risk factors set forth under "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The developments described in the additional risk factor have heightened, or in some cases, manifested, certain of the risks disclosed in the risk factor section of our Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
The impact of the COVID-19 pandemic on our global operations is creating significant uncertainty for our business and may have a material adverse effect on our financial condition and results of operations.
The pandemic, and the actions being taken by governments around the world in response to it, is creating significant uncertainty for our global operations, as well as for the operations of our distributors, suppliers, and customers, and may have a material adverse effect on our business, financial condition, cash flows and results of operations. We have experienced, and expect to continue to experience, adverse impacts from the pandemic including changes to our operations as we implement social distancing guidelines, remote working policies and other procedures in an effort to protect our employees, mandated government closures in India resulting in the temporary shutdown of two of our facilities, decreased demand for certain of our products and services and increased write-offs of outstanding trade receivables. The degree to which COVID-19 ultimately impacts us will depend on future developments that are highly uncertain and unpredictable, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or treat its impact, including the requirements imposed by the various jurisdictions in which we operate on the phased re-opening of businesses and how quickly and to what extent normal economic and operating conditions resume. Even after the pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy.

As described in Note 7, Goodwill and Intangible Assets, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, based on our impairment assessment as of March 29, 2020, we have concluded that our goodwill in the Industrial reporting unit has been impaired and, accordingly, have recorded a goodwill impairment charge of $116.2 million. Any prolonged material disruption of our employees, distributors, suppliers or customers can reasonably be expected to negatively impact our global sales and operating results and could negatively impact our market capitalization and lead to additional valuation allowances or impairments of our goodwill or intangible assets, which were $150.9 million and $368.5 million, respectively, as of March 29, 2020.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
2.1
Amended and Restated Securities Purchase Agreement, dated as of January 31, 2020, by and among CIRCOR Dovianus Holdings B.V., CIRCOR Aerospace, Inc., CIRCOR International Inc. and Crane Co., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on February 5, 2020.

10.1
Amendment No. 2 to the Credit Agreement, dated as of February 19, 2020, by and among CIRCOR International, Inc., the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.56 to the Company’s Form 10-K, filed with the SEC on March 31, 2020.

10.2
Amendment No. 3 to the Credit Agreement, dated as of February 26, 2020, by and among CIRCOR International, Inc., certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 28, 2020.

10.3
Amendment No. 4 to the Credit Agreement, dated as of May 18, 2020, by and among CIRCOR International, Inc., certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 22, 2020.

10.4*		Offer Letter, dated March 28, 2020, between the Company and Abhishek Khandelwal.
10.5*		Severance agreement, dated March 30, 2020, between the Company and Abhishek Khandelwal.
10.6*		Executive Change of Control Agreement, dated March 30, 2020, between the Company and Abhishek Khandelwal.
10.7
Form of Inducement Restricted Stock Unit Agreement between CIRCOR International, Inc. and Abhishek Khandelwal, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on April 2, 2020.

10.8*		Form of Updated Performance-Based Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan.
10.9*		Form of 2020 Special One Year Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan.
10.10*		Form of Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan
10.11*		Form of Restricted Stock Unit Agreement for Directors under the 2019 Stock Option and Incentive Plan
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, as filed with the Securities and Exchange Commission on May 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of March 29, 2020 and December 31, 2019
	(ii)	Condensed Consolidated Statements of (Loss) Income for the Three Months Ended March 29, 2020 and March 31, 2019
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 29, 2020 and March 31, 2019
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2020 and March 31, 2019
	(v)	Condensed Consolidated Statements of Shareholders' Equity as of the Three Months Ended March 29, 2020 and March 31, 2019
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

June 1, 2020	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

June 1, 2020	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

June 1, 2020	/s/ Gregory C. Bowen
Gregory C. Bowen
Senior Vice President and Corporate Controller
Principal Accounting Officer