Form 10-Q
period 2020-06-28
CIRCOR INTERNATIONAL INC
filed 2020-08-07
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

Large accelerated filer	☒	Accelerated filer		Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
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

As of August 3, 2020, there were 19,997,218 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	June 28, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,421	$84,531
Trade accounts receivable, less allowance for doubtful accounts of $10,877 and $3,086 at June 28, 2020 and December 31, 2019, respectively	117,131	125,422
Inventories	148,383	137,309
Prepaid expenses and other current assets	94,969	66,664
Assets held for sale	—	161,193
Total Current Assets	485,904	575,119
PROPERTY, PLANT AND EQUIPMENT, NET	167,194	172,179
OTHER ASSETS:
Goodwill	156,654	271,893
Intangibles, net	363,087	385,542
Deferred income taxes	53,357	30,852
Other assets	34,171	35,360
TOTAL ASSETS	$1,260,367	$1,470,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,155	$79,399
Accrued expenses and other current liabilities	102,717	94,169
Accrued compensation and benefits	27,318	19,518
Liabilities held for sale	—	43,289
Total Current Liabilities	198,190	236,375
LONG-TERM DEBT	578,613	636,297
DEFERRED INCOME TAXES	20,229	21,425
PENSION LIABILITY, NET	145,138	146,801
OTHER NON-CURRENT LIABILITIES	44,846	38,636
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,994,356 and 19,912,362 shares issued and outstanding at June 28, 2020 and December 31, 2019, respectively	214	213
Additional paid-in capital	449,576	446,657
(Accumulated deficit) retained earnings	(13,982)	99,280
Common treasury stock, at cost (1,372,488 shares at June 28, 2020 and December 31, 2019)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(87,985)	(80,267)
Total Shareholders’ Equity	273,351	391,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,260,367	$1,470,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenues	$186,066	$245,768	$378,279	$484,623
Cost of revenues	127,105	163,851	259,275	328,292
Gross profit	58,961	81,917	119,004	156,331
Selling, general and administrative expenses	54,738	65,682	114,296	130,188
Goodwill impairment charge	—	—	116,182	—
Special and restructuring charges (recoveries), net	5,607	4,215	(36,685)	(3,627)
Operating (loss), income	(1,384)	12,020	(74,789)	29,770
Other expense (income):
Interest expense, net	8,486	12,947	17,497	26,041
Other expense (income), net	2,144	153	(536)	(1,995)
Total other expense, net	10,630	13,100	16,961	24,046
(Loss) income from continuing operations before income taxes	(12,014)	(1,080)	(91,750)	5,724
(Benefit from) provision for income taxes	(21,769)	284	(13,395)	5,993
Income (loss) from continuing operations, net of tax	9,755	(1,364)	(78,355)	(269)
Loss from discontinued operations, net of tax	(43,847)	(17,156)	(34,685)	(22,884)
Net loss	$(34,092)	$(18,520)	$(113,040)	$(23,153)

Basic income (loss) per common share:
Basic from continuing operations	$0.49	$(0.07)	$(3.93)	$(0.01)
Basic from discontinued operations	$(2.19)	$(0.86)	$(1.74)	$(1.15)
Net loss	$(1.71)	$(0.93)	$(5.66)	$(1.16)

Diluted income (loss) per common share:
Diluted from continuing operations	$0.48	$(0.07)	$(3.93)	$(0.01)
Diluted from discontinued operations	$(2.16)	$(0.86)	$(1.74)	$(1.15)
Net loss	$(1.68)	$(0.93)	$(5.66)	$(1.16)

Weighted average number of common shares outstanding:
Basic	19,987	19,906	19,962	19,888
Diluted	20,286	19,906	19,962	19,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net loss	$(34,092)	$(18,520)	$(113,040)	$(23,153)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,090	(1,271)	(6,235)	(9,718)
Interest rate swap adjustments (1)	755	(3,031)	(1,565)	(5,165)
Pension adjustment	43	—	82	(393)
Other comprehensive income (loss), net of tax	14,888	(4,302)	(7,718)	(15,276)
COMPREHENSIVE LOSS	$(19,204)	$(22,822)	$(120,758)	$(38,429)

(1) Net of an income tax effect of $0.2 million and $(0.6) million for the three months ended June 28, 2020 and June 30, 2019, respectively, and $(0.5) million and $(2.5) million for the six months ended June 28, 2020 and June 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
OPERATING ACTIVITIES	June 28, 2020	June 30, 2019
Net loss	$(113,040)	$(23,153)
Loss from discontinued operations, net of income taxes	(34,685)	(22,884)
Loss from continuing operations	(78,355)	(269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,079	11,067
Amortization	21,492	24,317
Provision for bad debt expense	7,768	21
Loss on write down of inventory	352	961
Compensation expense for share-based plans	2,290	2,976
Amortization of debt issuance costs	5,488	1,997
Loss on sale or write-down of property, plant and equipment	—	72
Goodwill impairment charge	116,182	—
Gain on sale of businesses	(54,253)	(9,165)
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	768	17,867
Inventories	(12,370)	(12,868)
Prepaid expenses and other assets	(25,264)	(11,592)
Accounts payable, accrued expenses and other liabilities	(31,475)	(30,465)
Net cash (used in) provided by continuing operating activities	(37,298)	(5,081)
Net cash used in discontinued operating activities	(11,532)	(4,958)
Net cash used in operating activities	(48,830)	(10,039)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,815)	(6,358)
Proceeds from the sale of property, plant and equipment	(142)	858
Proceeds from the sale of business	169,375	82,203
Proceeds from beneficial interest	1,339	—
Net cash provided by continuing investing activities	163,757	76,703
Net cash used in discontinued investing activities	(10,071)	(1,184)
Net cash provided by investing activities	153,686	75,519
FINANCING ACTIVITIES
Proceeds from long-term debt	129,325	149,500
Payments of long-term debt	(191,141)	(208,300)
Proceeds from the exercise of stock options	118	106
Net cash used in continuing financing activities	(61,698)	(58,694)
Net cash used in financing activities	(61,698)	(58,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,421)	793
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	40,737	7,579
Cash, cash equivalents, and restricted cash at beginning of period	85,727	69,525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$126,464	$77,104
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$577	$1,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum-ulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(78,948)	—	—	(78,948)
Other comprehensive loss, net of tax	—	—	—	—	(22,606)	—	(22,606)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Conversion of restricted stock units	41	—	420	—	—	—	420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
Balance as of March 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845
Net loss	—	—	—	(34,092)	—	—	(34,092)
Other comprehensive loss, net of tax	—	—	—	—	14,888	—	14,888
Conversion of restricted stock units	38	1	(134)	—	—	—	(133)
Share-based plan compensation	—	—	1,843	—	—	—	1,843
Balance as of June 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(4,633)	—	—	(4,633)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)	—	—	—	1,113	—	—	1,113
Other comprehensive loss, net of tax	—	—	—	—	(10,974)	—	(10,974)
Stock options exercised	31	—	246	—	—	—	246
Share-based plan compensation	—	—	1,432	—	—	—	1,432
Balance as of March 31, 2019	19,876	$212	$442,568	$228,582	$(80,713)	$(74,472)	$516,177
Net loss	—	—	—	(18,520)	—	—	(18,520)
Other comprehensive loss, net of tax	—	—	—	—	(4,302)	—	(4,302)
Conversion of restricted stock units	23	—	(202)	—	—	—	(202)
Stock options exercised	3	—	43	—	—	—	43
Share-based plan compensation	—	—	1,700	—	—	—	1,700
Other	—	—	—	3	—	—	3
Balance as of June 30, 2019	19,902	$212	$444,109	$210,065	$(85,015)	$(74,472)	$494,899

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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the six months ended June 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future quarter.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The pandemic is having an impact on the global economy, resulting in rapidly changing market and economic conditions. As of March 29, 2020, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment. See Note 7, Goodwill and Intangible Assets, for additional information on the goodwill impairment.

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

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 28, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as updated below with respect to newly adopted accounting standards.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term contracts accounted for as performance obligations where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), penalty accruals for late shipments, other asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual future results as estimated in the current period could differ materially from those estimates.

New Accounting Standards - Adopted

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company has early adopted this amendment as of June 28, 2020. The adoption of the standard did not have a material impact to the Company’s condensed consolidated financial position and results of operations as well as related income tax disclosures
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The new guidance, referred to as the current expected credit loss (“CECL”) model, requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) held at the reporting date based on historical experience, current economic conditions, and reasonable and supportable forecasts which generally result in the more timely recognition of losses. The adoption of this new guidance on January 1, 2020 did not have a material impact on our condensed consolidated financial statements.

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

During the quarter ended June 28, 2020, the Company’s wholly-owned subsidiary, CIRCOR Energy Products LLC ("CEP"), completed the disposition of the DV business to MS Valves GmbH (the “Purchaser”) pursuant to the Securities Purchase Agreement dated June 5, 2020 (the “Purchase Agreement”), for negative $8.25 million and a working capital adjustment of negative $2.0 million. The transaction is subject to an earnout of 50% of net profit (only if positive) from closing through December 31, 2022. The Company has agreed to provide certain transition services for six to twelve months, depending on the nature of the services. As part of the transaction, CEP retained certain supplier liabilities and responsibility for closing the Mexico manufacturing facility. As a result of completing the disposition, the Company recognized a loss on disposal of $21.0 million during the three and six months ended June 28, 2020, within discontinued operations. In addition, CEP recognized approximately $5 million in additional impairment losses or accelerated depreciation expense related to certain assets associated with the Mexico manufacturing facility that were not sold as part of the disposition.

The following table presents the summarized components of (loss) income from discontinued operations, for the DV business for the three and six months ended June 28, 2020 and June 30, 2019, and for the EV business for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenues	$3,818	$23,839	$10,055	$55,379
Cost of revenues	15,040	27,228	26,398	59,313
Gross (loss) profit	(11,222)	(3,389)	(16,343)	(3,934)
Selling, general and administrative expenses	5,935	3,726	9,074	9,192
Special and restructuring charges, net	20,454	778	19,126	804
Operating (loss) income	(37,611)	(7,893)	(44,543)	(13,930)
Other (income) expense:
Interest (income), net	(7)	(92)	(14)	(6)
Other (income) expense, net	(5,191)	(72)	219	163
Total other (income) expense, net	(5,198)	(164)	205	157
(Loss) income from discontinued operations, before income taxes	(32,413)	(7,729)	(44,748)	(14,087)
Provision for (benefit from) income tax	11,434	9,427	(10,063)	8,797
Loss from discontinued operations, net of tax	$(43,847)	$(17,156)	$(34,685)	$(22,884)

Assets Held for Sale

The Company completed the sale of the DV business during the quarter ended June 28, 2020. The Company completed the sale of its non-core Instrumentation and Sampling ("I&S") business during the quarter ended March 29, 2020. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on the I&S business divestiture. As of December 31, 2019, the DV and I&S businesses are reported as "held for sale" within the current assets and current liabilities section of our condensed consolidated balance sheet.

The following table presents the balance sheet information for assets and liabilities held for sale as of December 31, 2019 (in thousands):

	December 31, 2019
	DV	I&S	Total
Trade accounts receivable, net	$467	$9,935	$10,402
Inventories	55,521	13,878	69,399
Prepaid expenses and other current assets	2,867	616	3,483
Property, plant, and equipment, net	6,742	6,409	13,151
Goodwill	—	91,492	91,492
Deferred tax asset	778	1,089	1,867
Other assets	4,793	6,363	11,156
Valuation adjustment on classification to assets held for sale	(39,757)	—	(39,757)
Total assets held for sale	$31,411	$129,782	$161,193

Accounts payable	$8,708	$5,997	$14,705
Accrued and other current liabilities	5,834	2,192	8,026
Deferred income taxes	638	151	789
Other liabilities	13,931	5,838	19,769
Total liabilities held for sale	$29,111	$14,178	$43,289

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

For revenue that is recognized from products and services transferred to customers over-time, we use an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. We use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

As of June 28, 2020, we had $432.0 million of revenue related to remaining unfulfilled performance obligations. We expect to recognize approximately 58% of our remaining performance obligations as revenue during the remainder of 2020, 30% in 2021, and the remaining 12% in 2022 and thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three and six months ended June 28, 2020.

Disaggregation of Revenue. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Aerospace & Defense Segment
Commercial Aerospace & Other	$25,195	$27,980	$51,515	$56,686
Defense	37,046	36,714	76,219	69,248
Total	62,241	64,694	127,734	125,934
Industrial Segment
Valves	49,452	94,057	103,643	186,361
Pumps	74,373	87,017	146,902	172,328
Total	123,825	181,074	250,545	358,689
Net Revenue	$186,066	$245,768	$378,279	$484,623

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Aerospace & Defense Segment
EMEA	$14,254	$16,834	$29,061	$34,566
North America	44,707	41,485	90,695	78,878
Other	3,280	6,375	7,978	12,490
Total	62,241	64,694	127,734	125,934
Industrial Segment
EMEA	52,420	63,265	109,426	139,008
North America	43,922	68,949	87,844	142,796
Other	27,483	48,860	53,275	76,885
Total	123,825	181,074	250,545	358,689
Net Revenue	$186,066	$245,768	$378,279	$484,623

Contract Balances. The Company’s contract assets and contract liabilities balances as of June 28, 2020 and December 31, 2019 are as follows (in thousands):

	June 28, 2020	December 31, 2019	Increase/(Decrease)
Trade accounts receivables, net	$117,131	$125,422	$(8,291)
Contract assets (1)	67,465	52,781	14,684
Contract liabilities (2)	42,277	35,007	7,270

(1) Recorded within prepaid expenses and other current assets.
(2) Recorded within accrued expenses and other current liabilities.

(5) Special and Restructuring Charges (Recoveries), net

Special and restructuring charges (recoveries), net

Special and restructuring charges (recoveries), net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges (recoveries) such as significant litigation settlements and other transactions (charges or recoveries) that are described below. All items described below are recorded in Special and restructuring charges (recoveries), net on our condensed consolidated statements of operations. Certain other special and restructuring charges (recoveries) such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three and six months ended June 28, 2020 and June 30, 2019 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Special charges (recoveries), net	$5,019	$3,916	$(40,156)	$(4,284)
Restructuring charges, net	588	299	3,471	657
Total special and restructuring charges (recoveries), net	$5,607	$4,215	$(36,685)	$(3,627)

Special charges (recoveries), net

The table below details the special charges (recoveries), net recorded for the three and six months ended June 28, 2020 (in thousands):

	Special charges, net
	Three Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$—	$(306)	$(306)
Professional fees	—	—	4,570	4,570
Other special charges	—	—	755	755
Total special charges, net	$—	$—	$5,019	$5,019

	Special (recoveries) charges, net
	Six Months Ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$(306)	$(53,508)
Professional fees	—	—	6,925	6,925
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,785	2,886
Total special (recoveries) charges, net	$—	$(53,101)	$12,945	$(40,156)

I&S divestiture: The Company recorded net special recoveries of $(0.3) million and $(53.5) million for the three and six months ended June 28, 2020, respectively, attributed to the sale of the I&S business in January 2020. During the quarter ended March 29, 2020, we received net cash proceeds of $169.8 million and recognized a pre-tax gain on sale of $54.6 million. The Industrial segment incurred $1.4 million of operating expenses associated with the I&S business for the three months ended March 29, 2020, which are presented net within the I&S divestiture line.

Professional fees: The Company incurred special charges of $4.6 million and $6.9 million for the three and six months ended June 28, 2020, respectively, associated with the review and response to an unsolicited tender offer to acquire the Company and related corporate governance actions, and for other proxy-related matters.

Amortization of debt issuance fee: The Company incurred special charges of $3.5 million for the six months ended June 28, 2020, for accelerated amortization of capitalized debt issuance costs in connection with the accounting for the paydown and refinancing of its term loan during the first quarter of 2020. See Note 9, Financing Arrangements, for additional information on our debt repricing.

Other special charges: The Company incurred special charges of $0.8 million and $2.9 million for the three and six months ended June 28, 2020, respectively, associated with projects to streamline operations and reduce costs.

The table below details the special charges, net recorded for the three and six months ended June 30, 2019 (in thousands):

	Special charges, net
	Three Months Ended June 30, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$—	$1,105	$286	$1,391
Trapped cost	—	—	450	450
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	2,075	2,075
Total special charges, net	$—	$1,105	$2,811	$3,916

	Special (recoveries) charges, net
	Six Months Ended June 30, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Reliability Services divestiture	$—	$(9,177)	$286	$(8,891)
Reliability Services 2019 operating expenses	—	1,450	—	1,450
Rosscor divestiture related charges	—	153	—	153
Trapped cost	—	—	929	929
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	2,075	2,075
Total special (recoveries) charges, net	$—	$(7,574)	$3,290	$(4,284)

Reliability Services divestiture: During the first quarter of 2019, the Company sold its Reliability Services business, and recorded a gain of $10.3 million. During the three months ended June 30, 2019, the Company recorded a $1.4 million charge related to the divested business, for a net gain of $8.9 million for the six months ended June 30, 2019.

Reliability Services 2019 operating expenses: The Company classified the 2019 operating expenses of the Reliability Services business as special given the business was held for sale as of 2018 and was sold in January 2019.

Rosscor divestiture: In November 2018, the Company sold its Rosscor B.V. and SES International B.V. subsidiaries (the “Delden Business”) for a nominal amount. During the first six months of 2019, the Company recorded a $0.2 million charge related to the divestiture.

Trapped cost: For the three and six months ended June 30, 2019, the Company has reclassified $.5 million and $.9 million, respectively, of Corporate costs previously allocated to businesses that were subsequently recorded as discontinued operations. Under GAAP, these costs did not meet the requirements of directly-attributable expenses of the discontinued operations.

Professional fees: The Company incurred special charges of $2.1 million for the three and six months ended June 30, 2019 associated with the review and response to an unsolicited tender offer to acquire the Company.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three and six months ended June 28, 2020 and June 30, 2019 (in thousands). Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring charges, net
	As of and for the three months ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$19	$—	$—	$19
Employee related expenses, net	169	242	158	569
Total restructuring charges, net	$188	$242	$158	$588

	Restructuring charges, net
	As of and for the six months ended June 28, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$30	$—	$—	$30
Employee related expenses, net	169	2,932	340	3,441
Total restructuring charges, net	$199	$2,932	$340	$3,471

Accrued restructuring charges as of December 31, 2019				$5,199
Total year to date charges, net (shown above)				3,471
Charges paid / settled, net				(5,560)
Accrued restructuring charges as of June 28, 2020				$3,110

We expect to make payment or settle the majority of the restructuring charges accrued as of June 28, 2020 during the third and fourth quarters of 2020.

	Restructuring charges, net
	As of and for the three months ended June 30, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$145	$—	$—	$145
Employee related expenses	—	154	—	154
Total restructuring charges, net	$145	$154	$—	$299

	Restructuring charges, net
	As of and for the six months ended June 30, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$217	$—	$—	$217
Employee related expenses	(3)	443	—	440
Total restructuring charges, net	$214	$443	$—	$657

Restructuring Programs Summary

We recorded $0.6 million and $3.5 million of restructuring charges during the three months and six months ended June 28, 2020, respectively, to reduce expenses primarily through reductions in force and to close a sales location to consolidate operations.

During the three and six months ended June 30, 2019, we recorded $0.3 million and $0.7 million of restructuring charges, respectively, related to the program we initiated during 2018.

(6) Inventories

Inventories consisted of the following (in thousands):

	June 28, 2020	December 31, 2019
Raw materials	$73,560	$65,315
Work in process	50,076	53,891
Finished goods	24,747	18,103
Total inventories	$148,383	$137,309

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2019 and June 28, 2020 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2019	$57,385	$214,508	$271,893
Impairment	—	(116,182)	(116,182)
Currency translation adjustments	66	877	943
Goodwill as of June 28, 2020	$57,451	$99,203	$156,654

We perform an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. At June 28, 2020, the Company performed a review and determined there were no triggering events requiring an impairment assessment. At March 29, 2020, the Company reorganized its reporting units (see Note 8, Segment Information) and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names.

For the assessment of goodwill as of March 29, 2020, we estimated the fair value of our two reporting units, Industrial and Aerospace & Defense, using an income approach based on the present value of future cash flows. We also utilized the implied market value method under the market approach to validate the fair value amount we obtained using a discounted cash flow model income approach which indicated a control premium. Management believes this approach was the best approximation of fair value of its reporting units in the current economic environment considering the uncertainty caused by the COVID-19 pandemic. The key assumptions utilized in our discounted cash flow model include our estimates of the rate of revenue growth, including the rate of growth used in terminal year value, the assumption of a control premium, and the discount rate based on a weighted average cost of capital. The relevant inputs, estimates and assumptions used in the implied market value method include our market capitalization as of March 29, 2020, and selection of a control premium. The Company believes its assumptions used to determine the fair value of its reporting unit are reasonable and consistent with market conditions at the time of estimation. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

Based on our impairment assessment as of March 29, 2020, we concluded that our goodwill in the Industrial reporting unit was impaired and, accordingly, recorded a goodwill impairment charge of $116.2 million. There was no impairment identified with respect to the Company's indefinite-lived trade name assets.

Due to the presence of impairment indicators, we also performed an impairment test of each reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of our long-lived assets were in excess of their carrying value and thus deemed to not be impaired. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation. As such, management determined that its long-lived assets other than goodwill were not impaired and that the long-lived assets did not suffer a decline in utility requiring a reassessment of their useful lives.

The table below presents gross intangible assets and the related accumulated amortization as of June 28, 2020 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	298,942	(95,348)	203,594
Backlog	13,427	(12,465)	962
Acquired technology	134,574	(51,000)	83,574
Total Amortized Intangibles	$452,311	$(164,181)	$288,130

Non-amortized intangibles (primarily trademarks and trade names)	$74,957	$—	$74,957
Total Non-Amortized Intangibles	$74,957	$—	$74,957
Net carrying value of intangible assets			$363,087

The table below presents estimated remaining amortization expense for intangible assets recorded as of June 28, 2020 (in thousands):

	2020	2021	2022	2023	2024	After 2024
Estimated amortization expense	$22,126	$41,264	$36,266	$31,796	$27,939	$128,739

(8) Segment Information

Our Chief Operating Decision Maker (the "CODM") evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and serves as the basis for determining incentive compensation achievement.

During the quarter ended March 29, 2020, we divested our I&S business, which was previously part of the Energy segment. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on this divestiture. In light of this divestiture, effective March 29, 2020, we realigned our segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. The new reporting segments are Industrial and Aerospace & Defense, which is the level at which the CODM regularly reviews operating results. The current and prior periods are reported under this new segment structure.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020		June 30, 2019
Net revenues
Aerospace & Defense	$62,241	$64,694	$127,734		$125,934
Industrial	123,825	181,074	250,545		358,689
Consolidated net revenues	$186,066	$245,768	$378,279		$484,623
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$13,142	$10,443	$25,636		$19,817
Industrial - Segment Operating Income	12,406	26,174	17,575		48,754
Corporate expenses	(9,664)	(8,028)	(16,252)		(16,550)
Segment Operating Income	15,884	28,589	26,959		52,021
Restructuring charges, net	588	299	3,471		657
Special charges (recoveries), net	5,019	3,916	(40,156)		(4,284)
Special and restructuring charges (recoveries), net	5,607	4,215	(36,685)		(3,627)
Restructuring related inventory charges	—	—	(602)		325
Amortization of inventory step-up	—	—	—		—
Impairment charges	—	—	116,182	726	—
Acquisition amortization	10,681	11,248	20,898		23,324
Acquisition depreciation	980	1,106	1,955		2,229
Acquisition amortization and other costs, net	11,661	12,354	138,433		25,878
Consolidated Operating (Loss) Income	(1,384)	12,020	(74,789)		29,770
Interest expense, net	8,486	12,947	17,497		26,041
Other (income) expense, net	2,144	153	(536)		(1,995)
(Loss) income from continuing operations before income taxes	$(12,014)	$(1,080)	$(91,750)		$5,724

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020		June 30, 2019
Capital expenditures
Aerospace & Defense	$686	$591	$1,327		$1,378
Industrial	2,241	1,604	4,557		3,279
Corporate	132	269	330		656
Consolidated capital expenditures	$3,059	$2,464	$6,214		$5,313

Depreciation and amortization
Aerospace & Defense	$3,087	$2,775	$6,180		$5,448
Industrial	12,742	14,406	25,161		29,605
Corporate	105	167	230		331
Consolidated depreciation and amortization	$15,934	$17,348	$31,571		$35,384

Identifiable assets	June 28, 2020	June 30, 2019
Aerospace & Defense	$429,197	$419,692
Industrial	1,421,404	1,985,979
Corporate	(590,234)	(692,974)
Consolidated identifiable assets	$1,260,367	$1,712,697

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $49.8 million and $20.9 million as of June 28, 2020 and June 30, 2019, respectively.

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

The aggregate fair value of the Company's interest rate swap and cross-currency swap as of June 28, 2020 are summarized in the table below (in thousands):

Level 2 - Significant Other Observable Inputs
Derivative assets	$2,729
Derivative liabilities	$(11,308)

 The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of June 28, 2020, the fair value of our gross debt (before netting debt issuance costs) was $565.4 million, or $26.6 million below our carrying cost of $592 million and is a Level 2 financial instrument.

Financial Instruments

As of June 28, 2020 and December 31, 2019, the Company had restricted cash balances of $1.0 million and $1.2 million, respectively. These balances are recorded within prepaid and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. The Company services the collection of the outstanding receivables. During the three and six months ended June 28, 2020, the Company sold a total of $14.7 million and $29.2 million, respectively, of receivables under the program, receiving $13.8 million and $27.4 million, respectively, in upfront cash. No receivables were sold during the six months ended June 30, 2019. At June 28, 2020, a beneficial interest balance of $0.9 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties, and covenants.

We have designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The aggregate net fair value of the interest rate swap and cross-currency swap was $(8.6) million. These balances are recorded in other long-term liabilities of $4.9 million, accrued expenses and other current liabilities of $6.4 million, and other current assets of $2.7 million on our condensed consolidated balance sheet as of June 28, 2020. In addition, the Company recorded long-term deferred tax assets of $2.5 million associated with its hedge instruments as of June 28, 2020.

The amount of gains (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to income are summarized below (in thousands):

	Three Months Ended	Six Months Ended
	June 28, 2020	June 28, 2020
Amount of loss recognized in OCI	$(682)	$(4,788)
Amount of loss reclassified from AOCI into income	$(1,664)	$(2,757)

The realized losses of $1.7 million and $2.8 million were reclassified from other comprehensive loss to interest expense and accrued on the swap during the three and six months ended June 28, 2020, respectively. Amounts expected to be reclassified from other comprehensive income into interest expense in the coming 12 months is a loss of $6.3 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.0 million and $12.0 million for the three and six months ended June 28, 2020, respectively.

Debt

As of June 28, 2020, total debt was $578.6 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $13.4 million and $17.6 million at June 28, 2020 and December 31, 2019, respectively. The Company made interest payments of $17.2 million and $24.9 million during the six months ended June 28, 2020, and June 30, 2019, respectively.

During the six months ended June 28, 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business. On March 20, 2020, the Company drew down $80.0 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19.

During the first quarter of 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation. The new terms lower the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's. The applicable margin reduces to LIBOR plus an applicable margin of 3.00%, with a corporate family rating from Moody's of B1 or better.

As part of the debt repricing, the Company's outstanding loan balance was reallocated amongst the lender group. The Company evaluated the changes in outstanding loan balance for each individual lender to determine the amount of capitalized debt issuance costs that required adjustment. Through this exercise, the Company determined that certain creditors under the original term loan did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.5 million in the first quarter of during Q1 2020 which was recorded to Special and restructuring charges (recoveries), net, on the condensed consolidated statement of operations. For the remainder of the creditors, this transaction was accounted for as a modification. The Company accounted for the amendment pursuant to

ASC 470, subtopic 50-40, and third-party costs of $0.2 million related to this transaction were expensed and $0.3 million of lender fees were recorded as a reduction to debt representing deferred issuance costs.

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policies that insure us with respect to certain events covered under the policies and should enable us to recover a portion of any future amounts paid under the indemnification agreements. We have no liabilities recorded from those agreements as of June 28, 2020.

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

The following table sets forth information related to our product warranty reserves for the six months ended June 28, 2020 (in thousands):

Balance beginning December 31, 2019	$1,642
Provisions	1,001
Claims settled	(1,126)
Currency translation adjustment	(10)
Balance ending June 28, 2020	$1,507

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which we acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which we acquired in 1998. The Hoke subsidiary was divested in January 2020 through our sale of the I&S business. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, we do not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Standby Letters of Credit

We execute standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure our performance or payments to third parties. The aggregate notional value of these instruments was $35.3 million at June 28, 2020. We believe that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from June 28, 2020.

The following table contains information related to standby letters of credit instruments outstanding as of June 28, 2020 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$22,123
Greater than 12 months	13,207
Total	$35,330

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Pension Benefits - U.S. Plans
Interest cost	$1,396	$1,967	$2,795	$3,934
Expected return on plan assets	(2,746)	(2,742)	(5,493)	(5,484)
Amortization	42	129	85	259
Net periodic benefit income	$(1,308)	$(646)	$(2,613)	$(1,291)

Pension Benefits - Non-U.S. Plans
Service cost	$667	$688	$1,359	$1,382
Interest cost	321	549	660	1,104
Expected return on plan assets	(175)	(244)	(370)	(491)
Amortization	(31)	5	—	9
Net periodic benefit cost	$782	$998	$1,649	$2,004

Other Post-Retirement Benefits
Interest cost	$66	$93	$132	$187
Net periodic benefit cost	$66	$93	$132	$187

The periodic benefit service costs are included in the selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our condensed consolidated statements of operations for the three months ended June 28, 2020 and June 30, 2019, respectively.

There were no employer contributions to the Company's U.S. and non- U.S. based pension plans during the three and six months ended June 28, 2020.

(13) Income Taxes

As of June 28, 2020 and December 31, 2019, we had $1.1 million and $0.6 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized in any future period.

The Company files income tax returns in U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (the "IRS") for years prior to 2016 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2015, except for Germany which is under examination from 2006 to 2015. The Company is currently under examination for income tax filings in various foreign jurisdictions.

The Company has a net U.S. deferred tax asset and a net foreign deferred tax liability. Due to uncertainties related to our ability to utilize certain U.S. and foreign deferred income tax assets, we maintained a valuation allowance of $14.3 million at June 28, 2020 and December 31, 2019. The valuation allowance is based on estimates of income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. On July 9, 2020, the US Department of the Treasury (Treasury) and Internal Revenue Service (IRS) released Final Regulations (Final Regulations) that provide guidance on the section 250 deduction for foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI).  In addition, on July 20, 2020, Treasury released Proposed Regulations concerning GILTI. We are evaluating these Regulations and the impact to the realizability of our US deferred tax assets. It is possible that this evaluation could result in the recording of a valuation allowance against all or a portion of US deferred tax assets, ranging up to approximately $50 million, which would be recorded in the third quarter results of 2020.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act as a result of the COVID-19 pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its financial statements.

During the six months ended June 28, 2020 and June 30, 2019, the Company paid income taxes of $3.5 million and $5.1 million, respectively.

(14) Share-Based Compensation

As of June 28, 2020, the Company had 680,753 stock options and 780,433 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Company's board of directors on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 434,593 shares available for grant as of June 28, 2020.

During the six months ended June 28, 2020, there were no stock options granted as compared with 153,726 stock options granted during the six months ended June 30, 2019.

The average fair value of stock options granted during the first six months of 2019 was $11.84 per share, and was estimated using the following weighted-average assumptions:

June 30, 2019
Risk-free interest rate	2.6%
Expected life (years)	4.4
Expected stock volatility	38.1%
Expected dividend yield	—%

For additional information regarding the historical issuance of stock options, refer to Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

During the six months ended June 28, 2020 and June 30, 2019, we granted 606,679 and 196,231 RSU Awards with approximate fair values of $12.60 and $32.60 per RSU Award, respectively. During the first six months of 2020 and 2019, we granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 606,679 RSU Awards granted during the six months ended June 28, 2020, 109,278 are performance-based RSU Awards. This compares to 67,362 performance-based RSU Awards granted during the six months ended June 30, 2019. In 2020, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. In 2019, the performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with the same target payout ranges. Of the different performance-based RSU tranches, the Company anticipates approximately 27% overall achievement and probability to vest.

There were no RSU MSPs granted during the six months ended June 28, 2020 whereas RSU MSPs totaling 56,379 with per unit discount amount representing a fair value of $11.10 per share were granted during the six months ended June 30, 2019.

Compensation expense related to our share-based plans for the six months ended June 28, 2020 and June 30, 2019 was $2.5 million and $3.1 million, respectively. The decrease in costs in the current period is primarily related to lower forecasted achievement of performance-based RSU metrics. Compensation expense for six months ended June 28, 2020 was recorded as follows: $2.2 million in selling, general and administrative expenses, $0.1 million in special charges related to the sale of our I&S business, and $0.2 million in discontinued operations related to the sale of our DV business. The special charges and discontinued operations costs relate to the accelerated vesting of awards as a result of the sale transactions. Compensation expense for the six months ended June 30, 2019 was recorded in selling, general and administrative expenses. As of June 28, 2020, there were $8.9 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

The weighted average contractual term for stock options outstanding and options exercisable as of June 28, 2020 was 3.6 years and 3.2 years, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 28, 2020 was insignificant. The aggregate intrinsic value of stock options outstanding and exercisable as of June 28, 2020 were insignificant.

The aggregate intrinsic value of RSU Awards settled during the six months ended June 28, 2020 was $1.7 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of June 28, 2020 was $16.2 million and $0.0 million, respectively.

The aggregate intrinsic values of RSU MSPs settled, outstanding, and vested and deferred during the six months ended June 28, 2020 were insignificant.

The majority of international participants are issued Cash Settled Stock Unit Awards. As of June 28, 2020, there were 51,693 Cash Settled Stock Unit Awards outstanding compared to 45,681 as of December 31, 2019. During the six months ended June 28, 2020, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.7 million. As of June 28, 2020, we had $0.3 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $0.9 million as of December 31, 2019. Cash Settled Stock Unit Award related compensation costs for the six months ended June 28, 2020 and June 30, 2019 were $0.1 million and $0.8 million, respectively. The decrease in cost is due primarily to a lower stock price as of June 28, 2020 compared to June 30, 2019. For the six months ended June 28, 2020, $0.1 million was recorded as special charges related to the sale of our I&S business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. For the six months ended June 30, 2019, compensation costs for Cash Settled Stock Unit Awards were recorded entirely in selling, general, and administrative expense.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the six months ended June 28, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Other comprehensive (loss) income	(6,235)	82	(1,565)	(7,718)
Balance as of June 28, 2020	$(60,083)	$(19,431)	$(8,471)	$(87,985)

(16) (Loss) Income Per Common Share ("EPS")

For the three months ended June 28, 2020, the calculation of diluted EPS included the dilutive effect of securities totaling 299,034 shares, consisting of 248,227 shares of RSU Awards and 50,807 shares of RSU MSPs. Stock options, RSU Awards, and RSU MSPs covering 773,708 and 447,764 shares of common stock for the six months ended June 28, 2020 and June 30, 2019, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about outlook for the third quarter, the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; our ability to successfully integrate acquired businesses; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks, current Middle Eastern conflicts and other similar matters. We advise you to read further about these and other risk factors set forth in Pat II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR International is one of the world’s leading providers of mission critical flow control products and services for the Industrial and Aerospace & Defense markets. The Company has a product portfolio of market-leading brands serving its customers’ most demanding applications.  CIRCOR markets its solutions directly and through various sales partners to more than 14,000 customers in approximately 100 countries.  The Company has a global presence with approximately 3,200 employees and is headquartered in Burlington, Massachusetts.

We organize our reporting structure into two segments: Aerospace & Defense and Industrial. Both the current and prior periods are reported under these two segments.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the
U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions.

In this time of unprecedented uncertainty resulting from the COVID-19 pandemic, the Company's top priority remains the health and safety of our employees, customers and suppliers. Because of the end markets we serve, the majority of our facilities are deemed ‘essential operations’ in the countries in which we operate. Over the last several months, we have implemented significant measures in an effort to ensure our factory employees around the world have the necessary protection and our business continues to operate with as little disruption as possible.

The Company has assembled a cross-functional Pandemic Response and Preparedness Team at the corporate level and has dedicated response teams across its business lines and sites that meet daily to address the challenges the virus poses to employee health and safety, as well as business continuity.

Due to the end markets it serves, the Company has been deemed an essential business by the U.S. Government and all of its plants were currently open and operational as of July 31, 2020. To that end, since the beginning of the crisis, the Company has taken a number of steps designed to protect the health and safety of all employees who work at its facilities, including:

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

CIRCOR teams across the globe came together to support the global fight against the pandemic. The Company retrofitted one of its factories to produce a key product for a major ventilator manufacturer, and its engineering team was able to adapt one of its products for the ventilator application in less than 10 days.

Additionally, the Company has produced pump parts for the US Navy Hospital Ships USNS Comfort and Mercy that had been dispatched to NYC and Los Angeles to support the COVID-19 response. The CIRCOR team has tackled these critical needs with the utmost urgency, producing components in record time to help keep the U.S. Navy ships up and running for their critical missions.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures.
Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term contracts accounted for as performance obligations where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

Second Quarter 2020 Compared with Second Quarter 2019

Consolidated Operations

	Three Months Ended
(in thousands)	June 28, 2020		June 30, 2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$62,241	57,757	$64,694	$(2,453)	$—	$(2,064)	$(389)
Industrial	123,825	118,734	181,074	(57,249)	(26,101)	(28,749)	(2,399)
Consolidated Net Revenues	$186,066		$245,768	$(59,702)	$(26,101)	$(30,813)	$(2,788)

Net revenues for the three months ended June 28, 2020 were $186.1 million, a decrease of $(59.7) million, or (-24%) as compared to the three months ended June 30, 2019, primarily driven by lower revenue as a result of divestitures (-11%), along with unfavorable foreign currency translation (-1%), and operational decreases of (-12%) due in part to the ongoing impact of COVID-19 on the global economy and the markets in which CIRCOR operates. Although the Company's Defense business has remained stable during the pandemic, the Company's commercial aerospace and industrial markets have experienced significant downturns.

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	June 28, 2020	June 30, 2019
Net revenues
Aerospace & Defense	$62,241	$64,694
Industrial	123,825	181,074
Consolidated net revenues	$186,066	$245,768

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$13,142	$10,443
Industrial - Segment Operating Income	12,406	26,174
Corporate expenses	(9,664)	(8,028)
Subtotal	15,884	28,589
Restructuring charges, net	588	299
Special charges, net	5,019	3,916
Special and restructuring charges, net (1)	5,607	4,215
Acquisition amortization (2)	10,681	11,248
Acquisition depreciation (2)	980	1,106
Acquisition amortization and other costs, net	11,661	12,354
Consolidated operating (loss) income	(1,384)	12,020
Interest expense, net	8,486	12,947
Other expense, net	2,144	153
Loss from continuing operations before income taxes	$(12,014)	$(1,080)

Consolidated Operating Margin	(0.7)%	4.9%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	Change
Net Revenues	$62,241	$64,694	$(2,453)
Segment Operating Income	$13,142	$10,443	2,699
Segment Operating Margin	21.1%	16.1%
Segment Orders	76,616	93,405	(16,789)

Aerospace & Defense segment net revenues decreased by $(2.5) million, or (-4%) , to $62.2 million for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. The decrease was driven by our Commercial business (-3%), and unfavorable foreign currency fluctuations (1%).

Aerospace & Defense segment orders decreased $(16.8) million, or (-18%), for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. The decrease was driven by declines in our Defense business (-6%) the Commercial business (-11%), and unfavorable foreign currency fluctuations (-1%).

Segment operating income increased to $13.1 million, or 25.8%, for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. The increase in operating income was primarily driven by price, mix, improved manufacturing productivity, and cost countermeasures implemented to offset the impact of COVID-19.

Segment operating margin increased from 16.1% in the three months ended June 30, 2019 to 21.1% for the three months ended June 28, 2020. The expanded operating margin reflects the impact of price, mix, manufacturing productivity, and cost countermeasures to offset the impact of COVID-19.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	Change
Net Revenues as reported	$123,825	$181,074	$(57,249)
Net Revenues excluding divestiture (1)	123,825	154,973	(31,148)
Segment Operating Income as reported	12,406	26,174	(13,768)
Segment Operating Income excluding divestiture (2)	12,406	20,945	(8,539)
Segment Operating Margin (adjusted)	10.0%	13.5%
Segment Orders	116,023	164,642	(48,619)
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business, the August 2019 divestiture of the Spence Engineering ("Spence") business and the divestiture of our Reliability Services business in January 2019. The I&S business generated revenues of $20.9 million for the three months ended June 30, 2019. The Spence business generated revenues of $5.2 million for the three months ended June 30, 2019.

(2) Adjusted for the January 2020 divestiture of the I&S business, August 2019 divestiture of the Spence business and the January 2019 divestiture of the Reliability Services business. The I&S business contributed $3.6 million to segment operating income for the three months ended June 30, 2019. The Spence business contributed $1.6 million to segment operating income for the three months ended June 30, 2019.

Industrial segment net revenue decreased $(57.2) million, or (-32%) for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. Industrial segment net revenues, excluding divestiture, decreased $(31.1) million, or (-20%), to $123.8 million, for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily driven by declines in our Valves (-11%) and Pumps (-7%) businesses, with unfavorable foreign currency fluctuations of (-2%).

Industrial segment orders decreased $(48.6) million, or (-30%), for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019, primarily driven by the impact from divestitures (-15%), and declines in our Valves (-1%) and Pumps (-12%) businesses.

Segment operating income decreased $(13.8) million, or (-53%) for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019. Segment operating income, excluding divestiture, decreased $(8.5) million, or (-41%), for the three months ended June 28, 2020 as compared to three months ended June 30, 2019, primarily driven by lower revenues.

Corporate Expenses

Corporate expenses increased $1.6 million, or 20.4% for the three months ended June 28, 2020 as compared to the three months ended June 30, 2019 as a result of establishing an allowance of $1.75 million during the quarter ended June 28, 2020 against a legacy Energy business receivable.

Special and Restructuring Charges, net

During the three months ended June 28, 2020 and June 30, 2019, the Company recorded net charges of $5.6 million and $4.2 million, respectively, within our condensed consolidated statements of operations caption "Special and restructuring charges (recoveries), net". These special and restructuring charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended June 28, 2020 and June 30, 2019, the Company recorded amortization expense of $10.7 million and $11.2 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Step-up Depreciation

During the three months ended June 28, 2020 and June 30, 2019, the Company recorded depreciation expense of $1.0 million and $1.1 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Interest expense decreased $(4.5) million to $8.5 million in the three months ended June 28, 2020 compared to the three months ended June 30, 2019. The change in interest expense was primarily due to much lower debt balances in addition to lower interest rates.

Other Expense, net

During the three months ended June 28, 2020, we had other expense, net of $2.1 million, as compared to other expense, net of $0.2 million for the three months ended June 30, 2019. The year-over-year change is driven by foreign exchange losses and lower pension income. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other (Income) Expense, net caption on our condensed consolidated statement of (loss) income.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended June 28, 2020 and June 30, 2019 (in thousands, except percentages).

	Three months ended
	June 28, 2020	June 30, 2019
Loss from Continuing Operations Before Income Taxes	$(12,014)	$(1,080)

U.S. tax rate	21.0%	21.0%
State taxes	71.1%	0.9%
US permanent differences	74.6%	(15.7)%
Foreign tax rate differential	(101.3)%	(2.4)%
GILTI impact	(21.6)%	4.5%
Intercompany financing	163.3%	(41.9)%
Dispositions	(20.5)%	(21.8)%
Other	(5.4)%	29.1%
Effective tax rate	181.2%	(26.3)%

Provision for/(benefit from) income taxes	$(21,769)	$284

First Six Months of 2020 Compared with First Six Months of 2019

Consolidated Operations

	Six Months Ended
(in thousands)	June 28, 2020	June 30, 2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$127,734	$125,934	$1,800	$—	$2,600	$(800)
Industrial	250,545	358,689	(108,144)	(50,988)	(52,198)	(4,958)
Consolidated Net Revenues	$378,279	$484,623	$(106,344)	$(50,988)	$(49,598)	$(5,758)

Net revenues for the six months ended June 28, 2020 were $378.3 million, a decrease of $(106.3) million, or (-22%), as compared to the six months ended June 30, 2019, primarily driven by divestitures (-11%), operational decline (-10%) and unfavorable foreign currency translation (-1%).

Segment Results

(in thousands, except percentages)	Six Months Ended
	June 28, 2020	June 30, 2019
Net revenues
Aerospace & Defense	$127,734	$125,934
Industrial	250,545	358,689
Consolidated net revenues	$378,279	$484,623

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$25,636	$19,817
Industrial - Segment Operating Income	17,575	48,754
Corporate expenses	(16,252)	(16,550)
Subtotal	26,959	52,021
Restructuring charges, net	3,471	657
Special charges, net	(40,156)	(4,284)
Special and restructuring charges, net (1)	(36,685)	(3,627)
Cost of sales related to divestitures	(602)	325
Impairment charges	116,182	—
Acquisition amortization (2)	20,898	23,324
Acquisition depreciation (2)	1,955	2,229
Acquisition amortization and other costs, net	138,433	25,878
Consolidated Operating Income	(74,789)	29,770
Interest expense, net	17,497	26,041
Other income, net	(536)	(1,995)
(Loss) income from continuing operations before income taxes	$(91,750)	$5,724

Consolidated Operating Margin	(19.8)%	6.1%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Six Months Ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	Change
Net Revenues	$127,734	$125,934	$1,800
Segment Operating Income	25,636	19,817	5,819
Segment Operating Margin	20.1%	15.7%
Segment Orders	148,647	181,512	(32,865)

Aerospace & Defense segment net revenues increased by $1.8 million, or 1%, to $127.7 million for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019. The increase was driven by our Defense business (+6%), offset by declines in our Commercial business (-4%), and unfavorable foreign currency fluctuations (-1%).

Aerospace & Defense segment orders decreased $32.9 million, or (-18%), for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019, primarily driven by our Defense business (-6%), our Commercial business (-11%).and unfavorable foreign currency fluctuations (-1%).

Segment operating income increased $5.8 million, or 29.4%, to $25.6 million for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019. The increase in operating income was primarily driven by by price, mix, improved manufacturing productivity, and cost countermeasures implemented to offset the impact of COVID-19.

The increase in segment operating margin from 15.7% to 20.1% was primarily driven by the impact of price, mix, manufacturing productivity, and cost countermeasures to offset the impact of COVID-19.

Industrial Segment

	Six Months Ended
(in thousands, except percentages)	June 28, 2020	June 30, 2019	Change
Net Revenues as reported	$250,545	$358,689	$(108,144)
Net Revenues excluding divestiture (1)	245,645	302,081	(56,436)
Segment Operating Income as reported	17,575	48,754	(31,179)
Segment Operating Income excluding divestiture (2)	17,575	37,308	(19,733)
Segment Operating Margin (adjusted)	7.2%	12.4%
Segment Orders	252,466	336,476	(84,010)
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business, the August 2019 divestiture of the Spence Engineering ("Spence") business and the divestiture of our Reliability Services business in January 2019. The I&S business generated revenues of $4.9 million and $42.2 million for the six months ended June 28, 2020 and June 30, 2019, respectively. The Spence business generated revenues of $10.6 million for the six months ended June 30, 2019. The Reliability Services business generated revenues of $3.1 million for the six months ended June 30, 2019.

(2) Adjusted for the January 2020 divestiture of the I&S business, August 2019 divestiture of the Spence business and the January 2019 divestiture of the Reliability Services business. The I&S business contributed $8.1 million to segment operating income for the six months ended June 30, 2019. The Spence business contributed $3.3 million to segment operating income for the six months ended June, 2019.

Industrial segment net revenue decreased $(108.1) million, or (-30%) for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019. Industrial segment net revenue, excluding divestiture, decreased $(56.4) million, or (-19%), to $245.6 million for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily driven by declines within our Valves (-11%) and Pumps (-6%) businesses and unfavorable foreign exchange (-2%).

Industrial segment orders decreased $(84.0) million, or (-25%), for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019, driven by the impact from divestitures (-15%), and declines in our Pumps (-6%) and Valves (-3%) businesses.

Segment operating income decreased $(31.2) million, or (-64%) for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019. Segment operating income, excluding divestiture, decreased $(19.7) million, or (-53%), for the six months ended June 28, 2020 as compared to the six months ended June 30, 2019, primarily driven by the impact of establishing a full reserve for a large receivable balance (-15%), the Pumps business (-21%), the Valves business (-28%), partially offset by the Pipeline business (+1%) and cost savings initiatives (+10%).

Corporate Expenses

Corporate expenses were $(16.3) million for the six months ended June 28, 2020 compared to $(16.6) million for the six months ended June 30, 2019.

Special and Restructuring Charges, net

During the six months ended June 28, 2020 and June 30, 2019, the Company recorded net charges of $(36.7) million and $(3.6) million, respectively, within our condensed consolidated statements of operations caption "Special and restructuring charges, (recoveries) net". These special and restructuring charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cost of sales related to divestitures

During the six months ended June 28, 2020 and June 30, 2019, the Company recorded a recovery of $0.6 million and a net charge of $0.3 million, respectively, within our condensed consolidated statements of operations caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the six months ended June 28, 2020 and June 30, 2019, the Company recorded amortization expense of $20.9 million and $23.3 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Step-up Depreciation

During the six months ended June 28, 2020 and June 30, 2019, the Company recorded depreciation expense of $2.0 million and $2.2 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Net interest expense decreased $(8.5) million to $17.5 million in the six months ended June 28, 2020 compared to the six months ended June 30, 2019. The change in interest expense was due to both lower debt balances and lower interest rates.

Other Income, net

During the six months ended June 28, 2020, we had other income, net of $0.5 million, as compared to other income, net of $2.0 million for the six months ended June 30, 2019. The year-over-year change is driven by foreign exchange losses and lower pension income.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the six months ended June 28, 2020 and June 30, 2019 (in thousands, except percentages).

	Six Months Ended
	June 28, 2020	June 30, 2019
(Loss) Income from Continuing Operations Before Income Taxes	$(91,750)	$5,724

U.S. tax rate	21.0%	21.0%
Dispositions	(7.2)%	50.4%
Impairment	(5.0)%	—%
Intercompany financing	4.0%	12.2%
Other	1.8%	21.1%
Effective tax rate	14.6%	104.7%

Provision for/(benefit from) income taxes	$(13,395)	$5,993

The above changes in the various rate reconciling items for the six months ended June 28, 2020 and June 30, 2019 are mainly due to impairment and disposition charges which are not deductible for tax purposes.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, and debt service costs. We have historically generated cash from operations and have adequate liquidity, with resources available for reinvesting in existing businesses and managing our capital structure on a short and long-term basis.

The following table summarizes our cash flow activities for the six month periods indicated (in thousands):

	June 28, 2020	June 30, 2019
Cash flow provided by (used in):
Operating activities	$(48,830)	$(10,039)
Investing activities	153,686	75,519
Financing activities	(61,698)	(58,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,421)	793
Increase / (decrease) in cash, cash equivalents and restricted cash	$40,737	$7,579

During the six months ended June 28, 2020, cash used in operations was $48.8 million compared to cash used in operations of $10.0 million during the same period in 2019. The $39.8 million increase in cash used in operating activities was primarily driven by lower cash collected from accounts receivable, an increase in unbilled receivables which results in lower cash collections for the period, and higher cash used in discontinued operations.

During the six months ended June 28, 2020, we generated $153.7 million of cash from investing activities as compared to $75.5 million from investing activities during the same period in 2019. The $78.3 million year over year increase in cash generated was primarily driven by higher proceeds from the sale of a business during the current year as a result of the sale of the I&S business.

During the six months ended June 28, 2020, we used $61.7 million of cash in financing activities as compared to $58.7 million of cash used in financing activities during the same period in 2019. The $3.0 million year over year increase in cash used in financing activities arises from higher net debt repayments in the current year.

As of June 28, 2020, total debt was $578.6 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $13.4 million and $17.6 million at June 28, 2020 and December 31, 2019, respectively. Total debt as a percentage of total shareholders’ equity was 211% as of June 28, 2020 compared to 163% as of December 31, 2019.

As of June 28, 2020, we had gross borrowings of $592.0 million outstanding under the 2017 Credit Agreement and $35.3 million outstanding on letters of credit, with available capacity to borrow an additional $22.3 million under the revolving credit facility, subject to the terms and conditions of that facility.

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

The 2017 Credit Agreement provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity. We entered into the 2017 Credit Agreement to fund acquisitions, to support our operational growth initiatives and working capital needs, and for general corporate purposes. On February 26, 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%.

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at June 28, 2020 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.5:1 as of June 28, 2020, which was slightly improved from our ratio of 2.4:1 as of December 31, 2019.

As of June 28, 2020, cash, cash equivalents, and short-term investments totaled $125.4 million. Approximately one-third of the Company's cash and cash equivalent balances are held domestically and two-thirds are held in foreign bank accounts. This compares to $84.5 million of cash, cash equivalents, and short-term investments as of December 31, 2019, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. We believe that our U.S. based subsidiaries, in the aggregate, will generate positive operating cash flows. In addition, we may utilize our 2017 Credit Agreement for U.S.-based cash needs.

Based on our existing cash reserves, expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the quarterly financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

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

Market Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk, interest rate risk, and commodity raw material prices which may be impacted by tariffs on foreign-sourced materials.

Foreign Currency Exchange Risk

The Company’s foreign currency exchange rate risk is principally from the Euro, British Pound, and Swedish Krona.
The effect of transaction gains and losses is reported within Other (income) expense, net in the Condensed Consolidated Statements of Operations.

The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. See Financial Instruments in Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding debt. Refer to Financial Instruments in Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 28, 2020, the Company's disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, and detailed as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has undertaken remediation actions to address the material weakness in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 28, 2020, but have not materially affected our internal control over financial reporting.

The Company has now designed or redesigned a number of controls through the quarter ended June 28, 2020, that we are currently evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and expects the remediation to be completed by the fourth quarter of 2020.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

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

As described in Note 7, Goodwill and Intangibles, net, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, based on our impairment assessment as of March 29, 2020, we concluded that our goodwill in the Industrial reporting unit has been impaired and, accordingly, recorded a goodwill impairment charge of $116.2 million. Any prolonged material disruption of our employees, distributors, suppliers or customers can reasonably be expected to negatively impact our global sales and operating results and could negatively impact our market capitalization and lead to additional valuation allowances or impairments of our goodwill or intangible assets, which were $156.7 million and $363.1 million, respectively, as of June 28, 2020.

ITEM 5.	OTHER INFORMATION

To better align the terms of the Company’s existing change in control agreements with current peer and market practices, and following a periodic review of the existing agreements by the Compensation Committee of the Board of Directors with the assistance of its compensation consultant, beginning on August 4, 2020, the Company entered into Amended and Restated Executive Change in Control Agreements (the “Change in Control Agreements”) with certain of its executive officers, including Scott Buckhout, Abhishek Khandelwal, Arjun (AJ) Sharma, Sumit Mehrotra, Tony Najjar, Pete Sattler, and Andrew Farnsworth.
The new agreements, which are effective upon signing, replace each such officers’ prior Executive Change in Control Agreement with the Company. The principal amendments are: (i) extending the post-change in control protection period from 12 months to 24 months; (ii) including pro-rata bonus in the year of termination in the definition of “Change in Control Payment”; and (iii) defining “Bonus Amount” as the greater of the target bonus opportunity or the average of the actual bonus paid over the prior three years. The Change in Control Agreements also make conforming changes to certain definitions and other clarifying changes.

The foregoing summary of the Change in Control Agreements is qualified in its entirety by the complete text of the form of Change in Control Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
2.1
Securities Purchase Agreement, dated as of June 5, 2020, by and between CIRCOR Energy Products, LLC and Rheinsee 765. V V GmbH (Renamed into “MS Valves GmbH”) incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2020.

3.1*		Amended and Restated Certificate of Incorporation of the Company.
3.2		Second Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2020.
10.1
Amendment No. 4 to the Credit Agreement, dated as of May 18, 2020, by and among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 22, 2020.

10.2
Severance agreement, dated March 30, 2020, between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 1, 2020.

10.3
Executive Change of Control Agreement, dated March 30, 2020, between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 1, 2020.

10.4
Form of Inducement Restricted Stock Unit Agreement between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on April 2, 2020.

10.5*		Form of Amended and Restated Executive Change in Control Agreement.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, as filed with the Securities and Exchange Commission on August 7, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of June 28, 2020 and December 31, 2019
	(ii)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 28, 2020 and June 30, 2019
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 28, 2020 and June 30, 2019
	(iv)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2020 and June 30, 2019
	(v)	Condensed Consolidated Statements of Shareholders' Equity as of Three and Six Months Ended June 28, 2020 and June 30, 2019
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

August 7, 2020	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

August 7, 2020	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

August 7, 2020	/s/ Gregory C. Bowen
Gregory C. Bowen
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer