Form 10-Q
period 2020-09-27
CIRCOR INTERNATIONAL INC
filed 2020-11-05
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

As of November 1, 2020, there were 19,998,097 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	September 27, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,772	$84,531
Trade accounts receivable, less allowance for doubtful accounts of $10,424 and $3,086 at September 27, 2020 and December 31, 2019, respectively	102,840	125,422
Inventories	144,476	137,309
Prepaid expenses and other current assets	98,401	66,664
Assets held for sale	—	161,193
Total Current Assets	418,489	575,119
PROPERTY, PLANT AND EQUIPMENT, NET	167,037	172,179
OTHER ASSETS:
Goodwill	158,117	271,893
Intangibles, net	357,038	385,542
Deferred income taxes	905	30,852
Other assets	43,621	35,360
TOTAL ASSETS	$1,145,207	$1,470,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,966	$79,399
Accrued expenses and other current liabilities	86,176	94,169
Accrued compensation and benefits	27,570	19,518
Liabilities held for sale	—	43,289
Total Current Liabilities	177,712	236,375
LONG-TERM DEBT	527,721	636,297
DEFERRED INCOME TAXES	16,823	21,425
PENSION LIABILITY, NET	143,599	146,801
OTHER NON-CURRENT LIABILITIES	58,538	38,636
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 19,997,931 and 19,912,362 outstanding at September 27, 2020 and December 31, 2019 respectively	214	213
Additional paid-in capital	451,351	446,657
(Accumulated deficit) retained earnings	(72,528)	99,280
Common treasury stock, at cost (1,372,488 shares at September 27, 2020 and December 31, 2019)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(83,751)	(80,267)
Total Shareholders’ Equity	220,814	391,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,145,207	$1,470,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues	$186,640	$237,052	$564,920	$721,675
Cost of revenues	130,630	162,578	389,905	490,870
Gross profit	56,010	74,474	175,015	230,805
Selling, general and administrative expenses	50,652	60,039	164,948	190,227
Goodwill impairment charge	—	—	116,182	—
Special and restructuring charges (recoveries), net	938	23,519	(35,747)	19,893
Operating income, (loss)	4,420	(9,084)	(70,368)	20,685
Other expense (income):
Interest expense, net	8,202	11,804	25,699	37,846
Other expense (income), net	765	(759)	229	(2,755)
Total other expense, net	8,967	11,045	25,928	35,091
(Loss) income from continuing operations before income taxes	(4,547)	(20,129)	(96,296)	(14,406)
Provision for (benefit from) income taxes	54,318	7,520	40,923	13,513
(Loss) income from continuing operations, net of tax	(58,865)	(27,649)	(137,219)	(27,919)
Income (loss) from discontinued operations, net of tax	341	(84,688)	(34,345)	(107,572)
Net loss	$(58,524)	$(112,337)	$(171,564)	$(135,491)

Basic income (loss) per common share:
Basic from continuing operations	$(2.94)	$(1.39)	$(6.87)	$(1.40)
Basic from discontinued operations	$0.02	$(4.25)	$(1.72)	$(5.41)
Net loss	$(2.93)	$(5.64)	$(8.59)	$(6.81)

Diluted income (loss) per common share:
Diluted from continuing operations	$(2.94)	$(1.39)	$(6.87)	$(1.40)
Diluted from discontinued operations	$0.02	$(4.25)	$(1.72)	$(5.41)
Net loss	$(2.93)	$(5.64)	$(8.59)	$(6.81)

Weighted average number of common shares outstanding:
Basic	20,001	19,916	19,975	19,898
Diluted	20,001	19,916	19,975	19,898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net loss	$(58,524)	$(112,337)	$(171,564)	$(135,491)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,817	(7,164)	(3,418)	(16,882)
Interest rate swap adjustments (1)	1,373	(1,206)	(192)	(6,371)
Pension adjustment	44	—	126	(393)
Other comprehensive income (loss), net of tax	4,234	(8,370)	(3,484)	(23,646)
COMPREHENSIVE LOSS	$(54,290)	$(120,707)	$(175,048)	$(159,137)

(1) Net of an income tax effect of $0.0 million and $(0.4) million for the three months ended September 27, 2020 and September 29, 2019, respectively, and $(0.5) million and $1.7 million for the nine months ended September 27, 2020 and September 19, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
OPERATING ACTIVITIES	September 27, 2020	September 29, 2019
Net loss	$(171,564)	$(135,491)
Loss from discontinued operations, net of income taxes	(34,345)	(107,572)
Loss from continuing operations	(137,219)	(27,919)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	14,881	16,618
Amortization	32,418	36,023
Provision for bad debt expense	7,219	(469)
Write down of inventory	2,386	301
Compensation expense for share-based plans	4,076	4,200
Amortization of debt issuance costs	6,463	3,669
Deferred tax provision	35,582	11,812
Loss on sale or write-down of property, plant and equipment	—	2,889
Goodwill impairment charge	116,182	—
(Gain) Loss on sale of businesses	(54,253)	2,707
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Trade accounts receivable	18,051	17,413
Inventories	(8,477)	(11,724)
Prepaid expenses and other assets	(39,184)	(20,546)
Accounts payable, accrued expenses and other liabilities	(30,468)	(18,300)
Net cash (used in) provided by continuing operating activities	(32,343)	16,674
Net cash used in discontinued operating activities	(14,022)	(17,585)
Net cash used in operating activities	(46,365)	(911)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,147)	(9,519)
Proceeds from the sale of property, plant and equipment	(122)	99
Proceeds from the sale of business	166,210	163,056
Proceeds from beneficial interest of factored receivables	2,212	—
Net cash provided by continuing investing activities	159,153	153,636
Net cash used in discontinued investing activities	(11,338)	(2,435)
Net cash provided by investing activities	147,815	151,201
FINANCING ACTIVITIES
Proceeds from long-term debt	165,800	231,950
Payments of long-term debt	(279,191)	(379,897)
Proceeds from the exercise of stock options	117	106
Net cash used in continuing financing activities	(113,274)	(147,841)
Net cash used in financing activities	(113,274)	(147,841)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(1,753)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11,795)	696
Cash, cash equivalents, and restricted cash at beginning of period	85,727	69,525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,932	$70,221
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$596	$1,236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE QUARTERS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum-ulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of June 28, 2020	19,994	$214	$449,576	$(13,982)	$(87,985)	$(74,472)	$273,351
Net loss	—	—	—	(58,524)	—	—	(58,524)
Other comprehensive income, net of tax	—	—	—	—	4,234	—	4,234
Conversion of restricted stock units	4	—	(11)	—	—	—	(11)
Stock options exercised	—	—	—		—	—	—
Share-based plan compensation	—	—	1,786	—	—	—	1,786
Other	—	—	—	(22)	—	—	(22)
Balance as of September 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814

Balance as of June 30, 2019	19,902	$212	$444,109	$210,065	$(85,015)	$(74,472)	$494,899
Net loss	—	—	—	(112,337)	—	—	(112,337)
Other comprehensive loss, net of tax	—	—	—	—	(8,370)	—	(8,370)
Conversion of restricted stock units	4	—	(64)	—	—	—	(64)
Stock options exercised	—	—	63	$—	$—	$—	$63
Share-based plan compensation	—	—	1,229	—	—	—	1,229
Other			(32)				(32)
Balance as of September 29, 2019	19,906	$212	$445,305	$97,728	$(93,385)	$(74,472)	$375,388

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum-ulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(171,564)	—	—	(171,564)
Other comprehensive loss, net of tax	—	—	—	—	(3,484)	—	(3,484)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Conversion of restricted stock units	83	1	275	—	—	—	276
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	4,302	—	—	—	4,302
Other	—	—	—	(22)	—	—	(22)
Balance as of September 27, 2020	19,998	$214	$451,351	$(72,528)	$(83,751)	$(74,472)	$220,814

Balance as of December 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss	—	—	—	(135,491)	—	—	(135,491)
Other comprehensive loss, net of tax	—	—	—	—	(23,646)	—	(23,646)
Cumulative effect adjustment related to adoption of lease standard (ASC 842)				1,113			1,113
Conversion of restricted stock units	58	—	(20)	—	—	—	(20)
Stock options exercised	3	—	106	—	—	—	106
Share-based plan compensation	—	—	4,361	—	—	—	4,361
Other			$(32)	$4			(28)
Balance as of September 29, 2019	19,906	$212	$445,305	$97,728	$(93,385)	$(74,472)	$375,388

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. ("CIRCOR", the "Company", "us", "we" or "our") have been prepared according to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S ("GAAP"). In the opinion of management, the unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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

We operate and report financial information using a fiscal year ending December 31. The data periods contained within our Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest the calendar quarter-end date. Operating results for the nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future quarter.

We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, all financial information and statistical data included in these notes to our condensed consolidated financial statements relate to our continuing operations, with dollar amounts expressed in thousands (except share and per-share data).

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The pandemic is having an impact on the global economy, resulting in rapidly changing market and economic conditions. As of March 29, 2020, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment. See Note 7, Goodwill and Intangibles, net, for additional information on the goodwill impairment.

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

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 27, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as updated below with respect to newly adopted accounting standards.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), penalty accruals for late shipments, other asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

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
(3) Discontinued Operations

Discontinued Operations

During the quarter ended September 29, 2019, the Company completed the disposition of its long-cycle upstream oil & gas Engineered Valves ("EV") business and received approval from its Board of Directors to dispose of the Company’s Distributed Valves ("DV") business in a transaction or transfer to a third-party purchaser or purchasers. These actions were consistent with the Company's strategic shift away from upstream oil and gas to focus on more attractive end markets. The EV and DV businesses met the criteria of discontinued operations and are presented as such in the condensed consolidated financial statements for all periods presented.

During the quarter ended June 28, 2020, the Company’s wholly-owned subsidiary, CIRCOR Energy Products LLC ("CEP"), completed the disposition of the DV business to MS Valves GmbH (the “Purchaser”) pursuant to the Securities Purchase Agreement dated June 5, 2020 (the “Purchase Agreement”), for negative $8.25 million and a working capital adjustment of negative $2.0 million at the time of closing. The transaction is subject to an earnout of 50% of net profit (only if positive) from closing through December 31, 2022. The Company has agreed to provide certain transition services for six to twelve months, depending on the nature of the services. As part of the transaction, CEP retained certain supplier liabilities and responsibility for closing CEP's Mexico manufacturing facility. As a result of completing the disposition, the Company recognized an additional loss on disposal of $0.4 million during the three months ended September 27, 2020 resulting from the finalization of the working capital adjustment, and a loss on disposal of $21.4 million during the nine months ended September 27, 2020, within discontinued operations. In addition, the Company recognized $0.3 million of net income in the three months ended September 27, 2020 from the continuing wind down of the DV business.

The following table presents the summarized components of income (loss) from discontinued operations for the three and nine months ended September 27, 2020 and September 29, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues	$—	$15,276	$10,055	$70,655
Cost of revenues	—	18,533	26,399	77,846
Gross (loss) profit	—	(3,257)	(16,344)	(7,191)
Selling, general and administrative expenses	—	2,271	9,074	11,464
Special and restructuring charges, net	(938)	100,812	18,189	101,614
Operating (loss) income	938	(106,340)	(43,607)	(120,269)
Other (income) expense:
Interest (income), net	—	(8)	(14)	(14)
Other (income) expense, net	763	(237)	981	(74)
Total other (income) expense, net	763	(245)	967	(88)
Income (loss) from discontinued operations, before income taxes	175	(106,095)	(44,574)	(120,181)
Provision for (benefit from) income tax	(166)	(21,407)	(10,229)	(12,609)
Income (loss) from discontinued operations, net of tax	$341	$(84,688)	$(34,345)	$(107,572)

Assets Held for Sale

The Company completed the sale of the DV business during the quarter ended June 28, 2020. The Company completed the sale of its non-core Instrumentation and Sampling ("I&S") business during the first quarter of 2020. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on the I&S business divestiture. As of December 31, 2019, the DV and I&S businesses are reported as "held for sale" within the current assets and current liabilities section of our condensed consolidated balance sheet.

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

(4) Revenue Recognition

The Company's revenue is derived from a variety of contracts. A significant portion of revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the aerospace, defense and industrial markets. Contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations (FAR). The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract.

For revenue that is recognized from products and services transferred to customers over-time, the Company uses an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. The Company uses the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenues are recorded proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate.

As of September 27, 2020, the Company had $415.4 million of revenue related to remaining unfulfilled performance obligations from order backlog. The Company expects to recognize approximately 42% of its remaining performance obligations as revenue during the remainder of 2020, 38% in 2021, and the remaining 20% in 2022 and thereafter.

In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period, and continues until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, the Company assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period.

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue. There have been no significant changes in estimates in the three and nine months ended September 27, 2020.

Disaggregation of Revenue. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Aerospace & Defense Segment
Commercial Aerospace & Other	$19,142	$28,640	$70,657	$86,467
Defense	43,107	38,981	119,326	107,088
Total	62,249	67,621	189,983	193,555
Industrial Segment
Valves	49,846	85,959	153,489	275,457
Pumps	74,545	83,472	221,448	252,663
Total	124,391	169,431	374,937	528,120
Net Revenue	$186,640	$237,052	$564,920	$721,675

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Aerospace & Defense Segment
EMEA	$13,936	$18,309	$42,996	$52,875
North America	44,932	44,807	135,627	123,685
Other	3,381	4,505	11,360	16,995
Total	62,249	67,621	189,983	193,555
Industrial Segment
EMEA	52,146	72,343	161,572	211,352
North America	40,765	61,997	128,610	204,793
Other	31,480	35,091	84,755	111,975
Total	124,391	169,431	374,937	528,120
Net Revenue	$186,640	$237,052	$564,920	$721,675

Contract Balances. The Company’s contract assets and contract liabilities balances as of September 27, 2020 and December 31, 2019 are as follows (in thousands):

	September 27, 2020	December 31, 2019	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$71,918	$52,781	$19,137
Recorded within other non-current assets	9,592	—	9,592
	$81,510	$52,781	$28,729

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$30,226	$35,007	$(4,781)
Recorded within other non-current liabilities	11,330	—	11,330
	$41,556	$35,007	$6,549

Contract assets increased by $28.7 million during the nine months period ended September 27, 2020, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within our Defense business and Refinery Valves business.

Contract liabilities increased by $6.5 million during the nine months period ended September 27, 2020, primarily due to invoicing in advance of revenue recognized within our Defense business and Refinery Valves business.

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

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three and nine months ended September 27, 2020 and September 29, 2019 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Special charges (recoveries), net	$436	$18,481	$(39,720)	$14,198
Restructuring charges, net	502	5,038	3,973	5,695
Total special and restructuring charges (recoveries), net	$938	$23,519	$(35,747)	$19,893

Special charges (recoveries), net

The table below details the special charges (recoveries), net recorded for the three and nine months ended September 27, 2020 (in thousands):

	Special charges, net
	Three Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$—	$249	$249
Other special charges	—	—	187	187
Total special charges, net	$—	$—	$436	$436

	Special (recoveries) charges, net
	Nine Months Ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$(57)	$(53,259)
Professional fees	—	—	6,925	6,925
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,972	3,073
Total special (recoveries) charges, net	$—	$(53,101)	$13,381	$(39,720)

I&S divestiture: The Company recorded net special charges of $0.2 million and recoveries of $(53.3) million for the three and nine months ended September 27, 2020, attributed to the sale of the I&S business in January 2020. During the quarter ended March 29, 2020, the Company received net cash proceeds of $169.8 million and recognized a pre-tax gain on sale of $54.6 million.
Professional fees: The Company incurred special charges of $6.9 million for the nine months ended September 27, 2020, respectively, associated with the review and response to an unsolicited tender offer to acquire the Company and related corporate governance actions, and for other proxy-related matters.

Amortization of debt issuance fee: The Company incurred special charges of $3.5 million for the nine months ended September 27, 2020, for accelerated amortization of capitalized debt issuance costs in connection with the accounting for the paydown and refinancing of its term loan during the first quarter of 2020. See Note 9, Financing Arrangements, for additional information on our debt repricing.
Other special charges: The Company incurred special charges of $0.2 million and $3.1 million for the three and nine months ended September 27, 2020, respectively, associated with projects to streamline operations and reduce costs.

The table below details the special charges, net recorded for the three and nine months ended September 29, 2019 (in thousands):

	Special charges, net
	Three Months Ended September 29, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Business sales	$—	$11,644	$—	$11,644
Professional fees	—	—	3,953	3,953
Other cost savings initiatives	—	532	2,352	2,884
Total special charges, net	$—	$12,176	$6,305	$18,481

	Special (recoveries) charges, net
	Nine Months Ended September 29, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Business sales	$—	$4,070	$286	$4,356
Professional fees	—	—	6,028	6,028
Other cost savings initiatives	—	532	3,282	3,814
Total special charges, net	$—	$4,602	$9,596	$14,198

Business sales: The Company incurred net special charges of $11.6 million and $4.4 million for the three and nine months ended September 29, 2019, respectively, attributed to the sale of our Reliability Services, Spence Engineering and Rosscor businesses. The Company announced the divestitures of these businesses as follows: Spence Engineering Company ("Spence") and Leslie Controls ("Leslie") in August 2019, Reliability Services in January 2019, and our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business" or "Rosscor") in November 2018. During the quarter ended September 29, 2019, the Company received cash proceeds of $84.6 million and recognized a loss on sale of $8.2 million related to the Spence divestiture. The Industrial segment incurred $1.5 million of 2019 operating expenses associated with the Reliability Services business, which are presented net within Industrial's business sales recoveries line for the nine months ended September 29, 2019.

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

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three and nine months ended September 27, 2020 and September 29, 2019 (in thousands). Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below (in thousands):

	Restructuring charges, net
	As of and for the three months ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$7	$154	$—	$161
Employee related expenses, net	173	151	17	341
Total restructuring charges, net	$180	$305	$17	$502

	Restructuring charges, net
	As of and for the nine months ended September 27, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$37	$154	$—	$191
Employee related expenses, net	342	3,084	356	3,782
Total restructuring charges, net	$379	$3,238	$356	$3,973

Accrued restructuring charges as of December 31, 2019				$5,199
Total year to date charges, net (shown above)				3,973
Charges paid / settled, net				(6,664)
Accrued restructuring charges as of September 27, 2020				$2,508

The Company expects to make payment or settle the majority of the restructuring charges accrued as of September 27, 2020 during the next six months.

	Restructuring charges, net
	As of and for the three months ended September 29, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$62	$32	$177	$271
Employee related expenses	—	4,767	—	4,767
Total restructuring charges, net	$62	$4,799	$177	$5,038

	Restructuring charges, net
	As of and for the nine months ended September 29, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$279	$32	$177	$488
Employee related expenses	(3)	5,210	—	5,207
Total restructuring charges, net	$276	$5,242	$177	$5,695

Accrued restructuring charges as of December 31, 2018				$874
Total year to date charges, net (shown above)				5,695
Charges paid / settled, net				(1,747)
Accrued restructuring charges as of September 29, 2019				$4,822

Restructuring Programs Summary

The Company recorded $0.5 million and $4.0 million of restructuring charges during the three months and nine months ended September 27, 2020, respectively, to reduce expenses primarily through reductions in force and to close a sales location to consolidate operations.

During the three and nine months ended September 29, 2019, the Company recorded $5.0 million and $5.7 million of restructuring charges, respectively, related to the program it initiated during 2018.

(6) Inventories

Inventories consisted of the following (in thousands):

	September 27, 2020	December 31, 2019
Raw materials	$73,540	$65,315
Work in process	45,191	53,891
Finished goods	25,745	18,103
Total inventories	$144,476	$137,309

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2019 and September 27, 2020 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2019	$57,385	$214,508	$271,893
Impairment	—	(116,182)	(116,182)
Currency translation adjustments	119	2,287	2,406
Goodwill as of September 27, 2020	$57,504	$100,613	$158,117

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end, or more frequently if circumstances warrant. At September 27, 2020, the Company performed a review and determined there were no triggering events requiring an impairment assessment. At March 29, 2020, the Company reorganized its reporting units (see Note 8, Segment Information) and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names.

For the assessment of goodwill as of March 29, 2020, the Company estimated the fair value of our two reporting units, Industrial and Aerospace & Defense, using an income approach based on the present value of future cash flows. The Company also utilized the implied market value method under the market approach to validate the fair value amount it obtained using a discounted cash flow model income approach which indicated a control premium. Management believes this approach was the best approximation of fair value of its reporting units in the current economic environment considering the uncertainty caused by the COVID-19 pandemic. The key assumptions utilized in our discounted cash flow model include our estimates of the rate of revenue growth, including the rate of growth used in terminal year value, the assumption of a control premium, and the discount rate based on a weighted average cost of capital. The relevant inputs, estimates and assumptions used in the implied market value method include our market capitalization as of March 29, 2020, and selection of a control premium. The Company believes its assumptions used to determine the fair value of its reporting unit are reasonable and consistent with market conditions at the time of estimation. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

Based on our impairment assessment as of March 29, 2020, the Company concluded that its goodwill in the Industrial reporting unit was impaired and, accordingly, recorded a goodwill impairment charge of $116.2 million. There was no impairment identified with respect to the Company's indefinite-lived trade name assets.

Due to the presence of impairment indicators, the Company also performed an impairment test of each reporting unit’s long-lived assets. This impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were consistent with those used in the goodwill impairment test discussed above. Based on this analysis, the undiscounted cash flows of our long-lived assets were in excess of their carrying value and thus deemed to be recoverable. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation. As such, management determined that its long-lived assets other than goodwill were not impaired and that the long-lived assets did not suffer a decline in utility requiring a reassessment of their useful lives.

The table below presents gross intangible assets and the related accumulated amortization as of September 27, 2020 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	302,366	(102,410)	199,956
Backlog	13,700	(13,182)	518
Acquired technology	136,256	(55,575)	80,681
Total Amortized Intangibles	$457,690	$(176,535)	$281,155

Non-amortized intangibles (primarily trademarks and trade names)	$75,883	$—	$75,883
Total Non-Amortized Intangibles	$75,883	$—	$75,883
Net carrying value of intangible assets			$357,038

The table below presents estimated remaining amortization expense for intangible assets recorded as of September 27, 2020 (in thousands):

	2020	2021	2022	2023	2024	After 2024
Estimated amortization expense	$11,186	$41,738	$36,711	$32,182	$28,272	$131,066

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

During the quarter ended March 29, 2020, the Company divested its I&S business, which was previously part of the Energy segment. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on this divestiture. In light of this divestiture, effective March 29, 2020, the Company realigned our segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. The new reporting segments are Industrial and Aerospace & Defense, which is the level at which the CODM regularly reviews operating results. The current and prior periods are reported under this new segment structure.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues
Aerospace & Defense	$62,249	$67,621	$189,983	$193,555
Industrial	124,391	169,431	374,937	528,120
Consolidated net revenues	$186,640	$237,052	$564,920	$721,675
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,782	$13,564	$40,418	$33,382
Industrial - Segment Operating Income	9,807	21,278	27,383	70,033
Corporate expenses	(7,244)	(9,248)	(23,496)	(25,798)
Segment Operating Income	17,345	25,594	44,305	77,617
Restructuring charges, net	502	5,038	3,973	5,695
Special charges (recoveries), net	436	18,481	(39,720)	14,198
Special and restructuring charges (recoveries), net	938	23,519	(35,747)	19,893
Divestiture and inventory related restructuring charges and (recoveries), net	351	(1,145)	(250)	(819)
Impairment charges	—	—	116,182	—
Acquisition amortization	10,625	11,202	31,523	34,527
Acquisition depreciation	1,011	1,102	2,965	3,331
Acquisition amortization and other costs, net	11,987	11,159	150,420	37,039
Consolidated Operating Income (loss)	4,420	(9,084)	(70,368)	20,685
Interest expense, net	8,202	11,804	25,699	37,846
Other (income) expense, net	765	(759)	229	(2,755)
(Loss) income from continuing operations before income taxes	$(4,547)	$(20,129)	$(96,296)	$(14,406)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Capital expenditures
Aerospace & Defense	$1,236	$1,826	$2,562	$3,204
Industrial	1,085	1,980	5,642	5,259
Corporate	31	222	361	877
Consolidated capital expenditures	$2,352	$4,028	$8,565	$9,340

Depreciation and amortization
Aerospace & Defense	$3,142	$3,145	$9,322	$8,593
Industrial	12,500	13,883	37,661	43,487
Corporate	85	152	316	483
Consolidated depreciation and amortization	$15,727	$17,180	$47,299	$52,563

Identifiable assets	September 27, 2020	December 31, 2019
Aerospace & Defense	$433,922	$426,405
Industrial	1,390,523	1,943,002
Corporate	(679,238)	(898,462)
Consolidated identifiable assets	$1,145,207	$1,470,945

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR subsidiaries. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets excluding intercompany assets were $2.4 million and $6.4 million as of September 27, 2020 and December 31, 2019, respectively.

(9) Financing Arrangements

Fair Value

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy based on the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level One: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The aggregate fair value of the Company's interest rate swap, cross-currency swap, and foreign currency forward contract as of September 27, 2020 are summarized in the table below (in thousands):

Level 2 - Significant Other Observable Inputs
Derivative assets	$2,335
Derivative liabilities	$(13,642)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of September 27, 2020, the fair value of our gross debt (before netting debt issuance costs) was $532.0 million, or $8.5 million below our carrying cost of $540.5 million and is a Level 2 financial instrument.

Financial Instruments

As of September 27, 2020 and December 31, 2019, the Company had restricted cash balances of $1.2 million and $1.2 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. The Company services the collection of the outstanding receivables. During the three and nine months ended September 27, 2020, the Company sold a total of $12.6 million and $41.8 million, respectively, of receivables under the program, receiving $11.9 million and $39.3 million, respectively, in upfront cash. During the nine months ended September 29, 2019, the Company sold a total of $13.5 million of receivables and received $12.1 million in cash upfront. At September 27, 2020, a beneficial interest balance of $0.7 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company has a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an International

Swaps and Derivatives Association ("ISDA") Master Agreement with Deutsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure on the Company's net investment in Euro denominated subsidiaries and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end.

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor (in line with the Company's credit agreement) and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties, and covenants.

The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. The aggregate net fair value of the interest rate swap, cross-currency swap, and foreign currency forward contract was a liability position of $(11.3) million. These balances are recorded in other non-current liabilities of $6.5 million, accrued expenses and other current liabilities of $7.1 million, and prepaid expenses and other current assets of $2.3 million on our condensed consolidated balance sheet as of September 27, 2020.

The amount of gains (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to income are summarized below (in thousands):

	Three Months Ended	Nine Months Ended
	September 27, 2020	September 27, 2020
Amount of loss recognized in OCI	$(293)	$(5,081)
Amount of loss reclassified from AOCI to earnings	$1,666	$4,423

Losses of $1.7 million and $4.4 million were reclassified from AOCI to interest expense during the three and nine months ended September 27, 2020, respectively. Amounts expected to be reclassified from AOCI into interest expense in the coming 12 months is a loss of $6.4 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.0 million and $18.0 million for the three and nine months ended September 27, 2020, respectively.

The Company also uses forward contracts to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from foreign exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify for fair value or cash flow hedge treatment. Any gains and losses on our foreign currency forward contracts not designated as accounting hedges are recognized as a component of other expense in our condensed consolidated statements of income.

As of September 27, 2020, the Company had one EUR/SEK contract with a notional value of EUR 30 million. This compares to no forward contracts as of December 31, 2019. The fair value liability of the derivative forward contract was approximately $0.7 million and is included in accrued expenses and other current liabilities on our consolidated balance sheet as of September 27, 2020. Our forward hedge contract falls within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. For the three- and nine- month periods ended September 27, 2020, the realized and unrealized loss associated with this contract was $1.1 million, respectively. The intent of the foreign currency forward contract is to mitigate the risk of foreign exchange gains and losses on Euro-denominated cash, Accounts Receivable and Intercompany balances of our Swedish entity, IMO AB, which is a SEK functional currency entity. The hedge matures on October 22, 2020 and is a back-to-back instrument for which the gain/loss is net settled on a monthly basis.

Debt

As of September 27, 2020, total debt was $527.7 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $12.8 million and $17.6 million at September 27, 2020 and December 31, 2019, respectively. The Company made interest payments of $25.6 million and $36.5 million during the nine months ended September 27, 2020, and September 29, 2019, respectively.

During the nine months ended September 27, 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business. On March 20, 2020, the Company drew down $80 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19. The Company has since paid down its revolving credit facility balance by $31.6 million for a current balance of $48.4 million as of September 27, 2020.

During the first quarter of 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation. The new terms lower the interest rate on the Company's term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's. The applicable margin reduces to LIBOR plus an applicable margin of 3.0%, with a corporate family rating from Moody's of B1 or better.

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

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, it has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of September 27, 2020.

The Company records provisions for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. The Company also records provisions with respect to any significant individual warranty issues as they arise. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to us. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from our estimates, revisions to the estimated warranty liability would be required.

The following table sets forth information related to product warranty reserves for the nine months ended September 27, 2020 (in thousands):

Balance beginning December 31, 2019	$1,642
Provisions	1,895
Claims settled	(1,813)
Currency translation adjustment	6
Balance ending September 27, 2020	$1,730

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

(11) Commitments and Contingencies

The Company is subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes. The Company is also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we expect that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.

Asbestos-related product liability claims continue to be filed against two of our subsidiaries: Spence Engineering Company, Inc. (“Spence”), the stock of which the Company acquired in 1984; and CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which it acquired in 1998. The Hoke subsidiary was divested in January 2020 through our sale of the I&S business. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and our historical experience in resolving these claims, the Company does not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments was $35.3 million at September 27, 2020. The Company believes that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from September 27, 2020.

The following table contains information related to standby letters of credit instruments outstanding as of September 27, 2020 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$25,321
Greater than 12 months	9,949
Total	$35,270

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Pension Benefits - U.S. Plans
Interest cost	$1,398	$1,967	$4,194	$5,901
Expected return on plan assets	(2,747)	(2,742)	(8,241)	(8,226)
Amortization	43	129	129	388
Net periodic benefit income	$(1,306)	$(646)	$(3,918)	$(1,937)

Pension Benefits - Non-U.S. Plans
Service cost	$692	$680	$2,076	$2,062
Interest cost	339	539	1,017	1,643
Expected return on plan assets	(194)	(235)	(582)	(726)
Amortization	31	4	93	13
Net periodic benefit cost	$868	$988	$2,604	$2,992

Other Post-Retirement Benefits
Interest cost	$66	$93	$198	$280
Net periodic benefit cost	$66	$93	$198	$280

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other (income) expense, net in our condensed consolidated statements of operations for the three and nine months ended September 27, 2020 and September 29, 2019, respectively.

There were no employer contributions to the Company's U.S. and non- U.S. based pension plans during the three and nine months ended September 27, 2020.
(13) Income Taxes

As of September 27, 2020 and December 31, 2019, the Company had $0.8 million and $0.6 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized in any future period.

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

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (“NOL”) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

ASC 740, Income Taxes, requires a valuation allowance to reduce deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Should there be a cumulative loss in recent years it is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury (Treasury) and Internal Revenue Service (IRS) released Final Regulations (Final Regulations) that provide guidance on the section 250 deduction for foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI).  In addition, on July 20, 2020, Treasury released Proposed Regulations concerning GILTI. Based on the impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of these Final Regulations during the third quarter, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the three and nine months ended September 27, 2020.

As a result of the assessment of the realizability of our US deferred tax assets at September 27, 2020 and resulting income tax expense for US valuation allowance, the valuation allowance at September 27, 2020 is at $61.8 million, which is an increase in the amount of $49.0 million from the US valuation allowance of $12.8 million maintained at December 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

During the nine months ended September 27, 2020 and September 29, 2019 the Company paid income taxes of $9.6 million and $6.7 million, respectively.

(14) Share-Based Compensation

As of September 27, 2020, the Company had 666,785 stock options and 773,510 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Company's board of directors on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 439,268 shares available for grant as of September 27, 2020.

During the nine months ended September 27, 2020, there were no stock options granted as compared with 153,726 stock options granted during the nine months ended September 29, 2019.

The average fair value of stock options granted during the first nine months of 2019 was $11.84 per share, and was estimated using the following weighted-average assumptions:

September 29, 2019
Risk-free interest rate	2.6%
Expected life (years)	4.4
Expected stock volatility	38.1%
Expected dividend yield	—%

For additional information regarding the historical issuance of stock options, refer to Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

During the nine months ended September 27, 2020 and September 29, 2019, the Company granted 612,094 and 201,313 RSU Awards with approximate fair values of $12.76 and $32.73 per RSU Award, respectively. During the first nine months of 2020 and 2019, the Company granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 612,094 RSU Awards granted during the nine months ended September 27, 2020, 109,278 are performance-based RSU Awards. This compares to 67,362 performance-based RSU Awards granted during the nine months ended September 29, 2019. In 2020, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. In 2019, the performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Free Cash Flow with the same target payout ranges. Of the different performance-based RSU tranches, the Company anticipates approximately 37% overall achievement and probability to vest.

There were no RSU MSPs granted during the nine months ended September 27, 2020 whereas RSU MSPs totaling 56,379 with per unit discount amount representing a fair value of $11.10 per share were granted during the nine months ended September 29, 2019.

Compensation expense related to our share-based plans for the nine months ended September 27, 2020 and September 29, 2019 was $4.3 million and $4.4 million, respectively. Compensation expense for nine months ended September 27, 2020 was recorded as follows: $4.0 million in selling, general and administrative expenses, $0.1 million in special charges related to the sale of our I&S business, and $0.2 million in discontinued operations related to the sale of our DV business. The special charges and discontinued operations costs relate to the accelerated vesting of awards as a result of the sale transactions. Compensation expense for the nine months ended September 29, 2019 was recorded in selling, general and administrative expenses. As of September 27, 2020, there were $7.5 million of total unrecognized compensation costs related to our outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.7 years.

The weighted average contractual term for stock options outstanding and options exercisable as of September 27, 2020 was 3.4 years and 3.0 years, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 27, 2020 was insignificant. The aggregate intrinsic value of stock options outstanding and exercisable as of September 27, 2020 was insignificant.

The aggregate intrinsic value of RSU Awards settled during the nine months ended September 27, 2020 was $1.8 million and the aggregate intrinsic value of RSU Awards outstanding and RSU Awards vested and deferred as of September 27, 2020 was $18.5 million and $0.0 million, respectively.

The aggregate intrinsic values of RSU MSPs settled during the nine months ended September 27, 2020 was $0.1 million and the aggregate intrinsic value of RSU MSPs outstanding and RSU MSP Awards vested and deferred during the nine months ended September 27, 2020 were $0.2 million and $0.0 million, respectively.

The majority of international participants are issued Cash Settled Stock Unit Awards. As of September 27, 2020, there were 50,614 Cash Settled Stock Unit Awards outstanding compared to 45,681 as of December 31, 2019. During the nine months ended September 27, 2020, the aggregate cash used to settle Cash Settled Stock Unit Awards was $0.7 million. As of September 27, 2020, the Company had $0.4 million of accrued expenses in other non-current liabilities associated with these Cash Settled Stock Unit Awards compared with $1.1 million as of December 31, 2019. Cash Settled Stock Unit Award related compensation costs for the nine months ended September 27, 2020 and September 29, 2019 were $0.3 million and $1.1 million, respectively. The decrease in cost is due primarily to a lower stock price as of September 27, 2020 compared to September 29, 2019. For the nine months ended September 27, 2020, $0.2 million was recorded in selling, general and administrative expenses and $0.1 million was recorded as special charges related to the sale of our I&S business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. For the nine months ended September 29, 2019, compensation costs for Cash Settled Stock Unit Awards were recorded as follows: $0.7 million in selling, general, and administrative expense and $0.3 million as special charges related to the sale of our Pibiviesse entity. The special charge amount related to the accelerated vesting of awards as a result of the transaction.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the nine months ended September 27, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Reclassified to earnings	(3,625)	—	4,423	798
Other comprehensive (loss) income	207	126	(4,615)	(4,282)
Balance as of September 27, 2020	$(57,266)	$(19,387)	$(7,098)	$(83,751)

(16) (Loss) Income Per Common Share ("EPS")

For the three and nine months ended September 27, 2020, and the three and nine months ended September 29, 2019, outstanding stock options, RSU Awards and RSU MSPs were not included in the calculation of dilutive EPS because to do so would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about outlook for the fourth quarter, the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Company Overview

CIRCOR is one of the world’s leading providers of mission critical flow control products and services for the Industrial and Aerospace & Defense markets. The Company has a product portfolio of market-leading brands serving its customers’ most demanding applications.  CIRCOR markets its solutions directly and through various sales and distribution partners to more than 14,000 customers in approximately 100 countries.  The Company has a global presence with approximately 3,200 employees and is headquartered in Burlington, Massachusetts.

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

The Company has assembled a cross-functional Pandemic Response and Preparedness Team at the corporate level and has dedicated response teams across its business lines and sites that meets multiple times a week to address the challenges the virus poses to employee health and safety, as well as to business continuity.

As of November 2, 2020, all of our plants were currently open and operational. To that end, since the beginning of the crisis, the Company has taken a number of steps designed to protect the health and safety of all employees who work at its facilities, including:

•Additional cleaning and disinfecting procedures at all facilities;
•Daily temperature checks and masks for employees;
•Adherence to strict social distancing guidelines;
•Employees are strongly encouraged to work from home where possible; and
•Cancellation of all non-essential travel.

Since the beginning of the COVID-19 crisis, the Company has taken prudent action to ensure it maintains its financial flexibility, including the cessation of all non-critical business expenses, employee furloughs, and pay cuts for senior management and board of directors.

CIRCOR teams across the globe came together to support the global fight against the pandemic. The Company retrofitted one of its factories to produce a key product for a major ventilator manufacturer, and its engineering team was able to adapt one of its products for the ventilator application in less than 10 days.

Additionally, the Company produced pump parts for the US Navy Hospital Ships USNS Comfort and Mercy that had been dispatched to NYC and Los Angeles to support the COVID-19 response. The CIRCOR team tackled these critical needs with the utmost urgency, producing components in record time to help keep the U.S. Navy ships up and running for their critical missions.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no significant changes from the methodology applied by management for critical accounting policies and estimates previously disclosed in our most recent Annual Report on Form 10-K, except as updated by Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q with respect to newly adopted accounting standards. The expenses and accrued liabilities or allowances related to certain of our accounting policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience, or new information concerning our expected experience, differs from underlying initial estimates. These adjustments could be material if our actual or expected experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in an effort to mitigate the likelihood of material adjustments.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), penalty accruals for late shipments, other asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

Third Quarter 2020 Compared with Third Quarter 2019

Consolidated Operations

	Three Months Ended
(in thousands)	September 27, 2020	September 29, 2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$62,249	$67,621	$(5,372)	$—	$(6,005)	$632
Industrial	124,391	169,431	(45,040)	(20,697)	(27,034)	2,692
Consolidated Net Revenues	$186,640	$237,052	$(50,412)	$(20,697)	$(33,039)	$3,324

Net revenues for the three months ended September 27, 2020 were $186.6 million, a decrease of $(50.4) million, or (21)% as compared to the three months ended September 29, 2019, primarily driven by lower revenue as a result of divestitures of (9)%, and operational decreases of (14)% due in part to the ongoing impact of COVID-19 on the global economy and the markets in which CIRCOR operates, partially offset by favorable currency translation 1%. Although the Company's Defense business has remained stable during the pandemic, the Company's commercial aerospace and industrial markets have experienced significant downturns.

Segment Results

In accordance with accounting principles generally accepted in the U.S. ("GAAP"), a company's segment reporting should follow how the business is reviewed by its CODM, which is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is its

Chief Executive Officer ("CEO"), as the CEO has the ultimate responsibility for CIRCOR's strategic decision-making and resource allocation.

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

The following table presents certain reportable segment information:

(in thousands, except percentages)	Three Months Ended
	September 27, 2020	September 29, 2019
Net revenues
Aerospace & Defense	$62,249	$67,621
Industrial	124,391	169,431
Consolidated net revenues	$186,640	$237,052

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$14,782	$13,564
Industrial - Segment Operating Income	9,807	21,278
Corporate expenses	(7,244)	(9,248)
Subtotal	17,345	25,594
Restructuring charges, net	502	5,038
Special charges, net	436	18,481
Special and restructuring charges, net (1)	938	23,519
Divestiture and inventory related restructuring charges and (recoveries), net	351	(1,145)
Acquisition amortization (2)	10,625	11,202
Acquisition depreciation (2)	1,011	1,102
Acquisition amortization and other costs, net	11,987	11,159
Consolidated operating income (loss)	4,420	(9,084)
Interest expense, net	8,202	11,804
Other expense (income) , net	765	(759)
Loss from continuing operations before income taxes	$(4,547)	$(20,129)

Consolidated Operating Margin	2.4%	(3.8)%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	September 27, 2020	September 29, 2019	Change
Net Revenues	$62,249	$67,621	$(5,372)
Segment Operating Income	$14,782	$13,564	1,218
Segment Operating Margin	23.7%	20.1%
Segment Orders	59,105	63,968	(4,863)

Aerospace & Defense segment net revenues decreased by $(5.4) million, or (7.9)%, to $62.2 million for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. The decrease was driven by our Commercial business at (14)%), partially offset by an increase in our Defense business at 5% and favorable due to foreign currency fluctuations of 1%.

Aerospace & Defense segment orders decreased $(4.9) million, or (7.6)%, for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. The decrease was driven by declines in our Defense business of (2)% and Commercial business of (7)%, partially offset by favorable foreign currency fluctuations of 1%.

Segment operating income increased to $14.8 million, or 9.0%, for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. The increase in operating income was primarily driven by price, mix, improved manufacturing productivity, and cost countermeasures implemented to offset the impact of COVID-19.

Segment operating margin increased from 20.1% in the three months ended September 29, 2019 to 23.7% for the three months ended September 27, 2020. The expanded operating margin reflects the impact of price, mix, manufacturing productivity, and cost countermeasures to offset the impact of COVID-19.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	September 27, 2020	September 29, 2019	Change
Net Revenues as reported	$124,391	$169,431	$(45,040)
Net Revenues excluding divestiture (1)	124,391	148,734	(24,343)
Segment Operating Income as reported	9,807	21,278	(11,471)
Segment Operating Income excluding divestiture (2)	9,807	18,601	(8,794)
Segment Operating Margin (adjusted)	7.9%	12.5%
Segment Orders	107,453	158,986	(51,533)
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business, the August 2019 divestiture of the Spence Engineering ("Spence") business and the divestiture of our Reliability Services business in January 2019. The I&S business generated revenues of $17.8 million for the three months ended September 29, 2019. The Spence business generated revenues of $2.9 million for the three months ended September 29, 2019.
(2) Adjusted for the January 2020 divestiture of the I&S business, August 2019 divestiture of the Spence business and the January 2019 divestiture of the Reliability Services business. The I&S business contributed $2.5 million to segment operating income for the three months ended September 29, 2019.

Industrial segment net revenue decreased $(45.0) million, or (26.6)% for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. Industrial segment net revenues, excluding divestiture, decreased $(24.3) million, or (16.4)%, to $124.4 million, for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. The decrease was primarily driven by declines in our Valves and Pumps businesses of (11)% and (7)%, partially offset by favorable foreign currency fluctuations of 2%.

Industrial segment orders decreased $(51.5) million, or (32.4)%, for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019, primarily driven by the impact from divestitures of (14)%, and declines in our Valves and Pumps businesses of (11)% and (9)%, partially offset by favorable foreign currency fluctuations of 2%.

Segment operating income decreased $(11.5) million, or (53.9)% for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019. Segment operating income, excluding divestiture, decreased $(8.8) million, or

(47.3)%, for the three months ended September 27, 2020 as compared to three months ended September 29, 2019, primarily driven by lower revenues.
Segment operating margin (adjusted) decreased from 12.5% in the three months ended September 29, 2019 to 7.9% for the three months ended September 27, 2020. The decline in margin reflects declines in Valves and Pumps businesses.

Corporate Expenses

Corporate expenses decreased $2.0 million, or (21.7)% for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019 primarily driven by cost savings initiatives.

Special and Restructuring Charges, net

During the three months ended September 27, 2020 and September 29, 2019, the Company recorded net charges of $0.9 million and $23.5 million, respectively, within our condensed consolidated statements of operations caption "Special and restructuring charges (recoveries), net". These special and restructuring charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Divestiture and Inventory related Restructuring charges and (recoveries), net

During the three months ended September 27, 2020 and September 29, 2019, the Company recorded a charge of $0.4 million and recovery of $1.1 million, respectively, within our condensed consolidated statements of operations caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the three months ended September 27, 2020 and September 29, 2019, the Company recorded amortization expense of $10.6 million and $11.2 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended September 27, 2020 and September 29, 2019, the Company recorded depreciation expense of $1.0 million and $1.1 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Interest expense decreased $(3.6) million to $8.2 million during the three months ended September 27, 2020 compared to the three months ended September 29, 2019. The change in interest expense was primarily due to lower debt balances in addition to lower interest rates.

Other Expense (Income), net

During the three months ended September 27, 2020, we had other expense, net of $0.8 million, as compared to other income, net of $0.8 million for the three months ended September 29, 2019. The year-over-year change is driven by foreign exchange losses and lower pension income. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other Expense (Income), net caption on our condensed consolidated statement of operations.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended September 27, 2020 and September 29, 2019 (in thousands, except percentages).

	Three months ended
	September 27, 2020	September 29, 2019
Loss from Continuing Operations Before Income Taxes	$(4,547)	$(20,129)

U.S. tax rate	21.0%	21.0%
State taxes	(35.3)%	8.7%
Foreign derived intangible income	—%	7.8%
Foreign tax rate differential	1.5%	(3.8)%
Unbenefited losses	(174.3)%	—%
US permanent differences	(28.1)%	—%
GILTI impact	15.6%	(9.0)%
Intercompany financing	(42.4)%	32.1%
Dispositions	(14.5)%	(41.0)%
Impairment	—%	(55.8)%
Valuation Allowance	(933.3)%	—%
Other	(5.0)%	2.6%
Effective tax rate	(1,194.8)%	(37.4)%

Provision for/(benefit from) income taxes	$54,318	$7,520

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury (Treasury) and Internal Revenue Service (IRS) released Final Regulations (Final Regulations) that provide guidance on the section 250 deduction for foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI).  In addition, on July 20, 2020, Treasury released Proposed Regulations concerning GILTI. Based on the impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of these Final Regulations during the third quarter, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in its assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the three months ended September 27, 2020.

As a result of the assessment of the realizability of US deferred tax assets at September 27, 2020 and resulting income tax expense for US valuation allowance, the US valuation allowance at September 27, 2020 is at $61.8 million, which is an increase in the amount of $49.0 million from the US valuation allowance of $12.8 million maintained at December 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Nine Months Ended of 2020 Compared with Nine Months Ended of 2019

Consolidated Operations

	Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$189,983	$193,555	$(3,572)	$—	$(3,464)	$(108)
Industrial	374,937	528,120	(153,183)	(71,670)	(79,246)	(2,266)
Consolidated Net Revenues	$564,920	$721,675	$(156,755)	$(71,670)	$(82,710)	$(2,374)

Net revenues for the nine months ended September 27, 2020 were $564.9 million, a decrease of $(156.8) million, or (22)%, as compared to the nine months ended September 29, 2019, primarily driven by divestitures at (10)% and operational decline of (11)%.

Segment Results

(in thousands, except percentages)	Nine Months Ended
	September 27, 2020	September 29, 2019
Net revenues
Aerospace & Defense	$189,983	$193,555
Industrial	374,937	528,120
Consolidated net revenues	$564,920	$721,675

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$40,418	$33,382
Industrial - Segment Operating Income	27,383	70,033
Corporate expenses	(23,496)	(25,798)
Subtotal	44,305	77,617
Restructuring charges, net	3,973	5,695
Special charges (recoveries), net	(39,720)	14,198
Special and restructuring charges (recoveries), net (1)	(35,747)	19,893
Divestiture and inventory related restructuring charges and (recoveries), net	(250)	(819)
Impairment charges	116,182	—
Acquisition amortization (2)	31,523	34,527
Acquisition depreciation (2)	2,965	3,331
Acquisition amortization and other costs, net	150,420	37,039
Consolidated operating (loss) income	(70,368)	20,685
Interest expense, net	25,699	37,846
Other expense (income), net	229	(2,755)
Loss from continuing operations before income taxes	$(96,296)	$(14,406)

Consolidated Operating Margin	(12.5)%	2.9%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Nine Months Ended
(in thousands, except percentages)	September 27, 2020	September 29, 2019	Change
Net Revenues	$189,983	$193,555	$(3,572)
Segment Operating Income	40,418	33,382	7,036
Segment Operating Margin	21.3%	17.2%
Segment Orders	207,752	245,480	(37,728)

Aerospace & Defense segment net revenues decreased by $(3.6) million, or (2)%, to $190.0 million for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019. The decrease was driven by a decrease in our Commercial business of (9)%, partially offset by growth in our Defense business of 7%.

Aerospace & Defense segment orders decreased $(37.7) million, or (15.4)%, for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019, primarily driven by decreases in our Defense business of (5)% and Commercial business of (11)%.

Segment operating income increased $7.0 million, or 21.1%, to $40.4 million for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019. The increase in operating income was primarily driven by price, mix, improved manufacturing productivity, and cost countermeasures implemented to offset the impact of COVID-19.

The increase in segment operating margin from 17.2% to 21.3% was primarily driven by the impact of price, mix, manufacturing productivity, and cost countermeasures to offset the impact of COVID-19.

Industrial Segment

	Nine Months Ended
(in thousands, except percentages)	September 27, 2020	September 29, 2019	Change
Net Revenues as reported	$374,937	$528,120	$(153,183)
Net Revenues excluding divestiture (1)	370,037	451,534	(81,497)
Segment Operating Income as reported	27,383	70,033	(42,650)
Segment Operating Income excluding divestiture (2)	27,383	55,909	(28,526)
Segment Operating Margin (adjusted)	7.4%	12.4%
Segment Orders	359,919	495,462	(135,543)
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business, the August 2019 divestiture of the Spence Engineering ("Spence") business and the divestiture of our Reliability Services business in January 2019. The I&S business generated revenues of $4.9 million and $60.0 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. The Spence business generated revenues of $13.5 million for the nine months ended September 29, 2019. The Reliability Services business generated revenues of $3.1 million for the nine months ended September 29, 2019.
(2) Adjusted for the January 2020 divestiture of the I&S business, August 2019 divestiture of the Spence business and the January 2019 divestiture of the Reliability Services business. The I&S business contributed $10.6 million to segment operating income for the nine months ended September 29, 2019. The Spence business contributed $3.3 million to segment operating income for the nine months ended September 29, 2019.

Industrial segment net revenue decreased $(153.2) million, or (29)%, for the nine months ended September 27, 2020 as compared to the nine months ended September, 2019. Industrial segment net revenue, excluding divestiture, decreased $(81.5) million, or (18)%, to $370.0 million for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019. The decrease was primarily driven by declines within our Valves business of (11)% and Pumps business of (6)%.

Industrial segment orders decreased $(135.5) million, or (27.4)%, for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019, driven by the impact from divestitures of (15)%, and declines in our Pumps business of (7)% and Valves business of (6)%.

Segment operating income decreased $(42.7) million, or (61)%, for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019. Segment operating income, excluding divestiture, decreased $(28.5) million or (51)% for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019, primarily driven by the impact of COVID-19 partially offset by cost savings initiatives.

Segment operating margin (adjusted) decreased from 12.4% in the nine months ended September 29, 2019 to 7.4% for the nine months ended September 27, 2020. The decline in margin reflects declines in Valves and Pumps businesses.

Corporate Expenses

Corporate expenses were $(23.5) million for the nine months ended September 27, 2020 compared to $(25.8) million for the nine months ended September 29, 2019 primarily driven by cost savings initiatives.

Special and Restructuring Charges (Recoveries), net

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded net (recoveries) of $(35.7) million and charges of $19.9 million, within our condensed consolidated statements of operations caption "Special and restructuring (recoveries) charges, net". These special and restructuring (recoveries) charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Divestiture and Inventory related Restructuring charges and (recoveries), net

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded recoveries of $0.3 million and $0.8 million, respectively, within our condensed consolidated statements of operations caption “Cost of revenues”. This adjustment includes the gross profit or loss for businesses that are divested in the quarter, as well as certain restructuring costs and recoveries related to inventory that are recorded in cost of revenues instead of special and restructuring charges. These types of inventory restructuring costs typically relate to the discontinuance of a product line or manufacturing inefficiencies directly related to a restructuring action.

Acquisition Amortization

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded amortization expense of $31.5 million and $34.5 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded depreciation expense of $3.0 million and $3.3 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

Net interest expense decreased $(12.1) million to $25.7 million during the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019. The change in interest expense was due to both lower debt balances and lower interest rates.

Other Expense (Income), net

During the nine months ended September 27, 2020, we had other expense, net of $0.2 million, as compared to other income, net of $2.8 million for the nine months ended September 29, 2019. The year-over-year change is driven by foreign exchange losses and lower pension income.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the nine months ended September 27, 2020 and September 29, 2019 (in thousands, except percentages).

	Nine Months Ended
	September 27, 2020	September 29, 2019
Loss from Continuing Operations Before Income Taxes	$(96,296)	$(14,406)

U.S. tax rate	21.0%	21.0%
State taxes	—%	12.2%
Global Intangible Low-Taxed Income Impact	—%	(11.9)%
Foreign derived intangible income	—%	9.5%
Foreign tax rate differential	(0.2)%	(5.0)%
Dispositions	(7.5)%	(77.4)%
Impairment	(4.7)%	(78.0)%
Intercompany financing	1.8%	40.1%
Valuation Allowance	(44.1)%	—%
Other	(8.8)%	(4.3)%
Effective tax rate	(42.5)%	(93.8)%

Provision for/(benefit from) income taxes	$40,923	$13,513

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the Treasury and IRS released Final Regulations that provide guidance on the section 250 deduction for FDII and GILTI.  In addition, on July 20, 2020, Treasury released Proposed Regulations concerning GILTI. Based on the impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of these Final Regulations during the third quarter, coupled with the negative evidence of cumulative losses in the US , the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in its assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the nine months ended September 27, 2020.

As a result of the assessment of the realizability of US deferred tax assets at September 27, 2020, and resulting income tax expense for US valuation allowance, the US valuation allowance at September 27, 2020 is at $61.8 million, which is an increase in the amount of $49.0 million from the US valuation allowance of $12.8 million maintained at December 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. There have been no material changes outside of the ordinary course of business in contractual obligations set forth in the table included within our most recent Annual Report on Form 10-K.

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

The following table summarizes our cash flow activities for the nine month periods indicated (in thousands):

	September 27, 2020	September 29, 2019
Cash flow provided by (used in):
Operating activities	$(46,365)	$(911)
Investing activities	147,815	151,201
Financing activities	(113,274)	(147,841)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(1,753)
Increase / (decrease) in cash, cash equivalents and restricted cash	$(11,795)	$696

During the nine months ended September 27, 2020, cash used in operations was $46.4 million compared to cash used in operations of $0.9 million during the prior corresponding period. The $45.5 million increase in cash used in operating activities was primarily driven by a combination of lower gross profit and lower net income.

During the nine months ended September 27, 2020, we generated $147.8 million of cash from investing activities as compared to $151.2 million from investing activities during the prior corresponding period. The $3.4 million period over period decrease in cash generated was primarily driven by increased cash outflows for discontinued operations, partially offset by cash received from the sale of a business during the current year resulting from of the sale of the Company's I&S business.

During the nine months ended September 27, 2020, we used $113.3 million of cash in financing activities as compared to $147.8 million of cash used in financing activities during the same period in 2019. The $34.5 million period over period decrease in cash used in financing activities arises from lower net debt repayments in the current period.

As of September 27, 2020, total debt was $527.7 million compared to $636.3 million as of December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $12.8 million and $17.6 million at September 27, 2020 and December 31, 2019, respectively. Total debt as a percentage of total shareholders’ equity was 239% as of September 27, 2020 compared to 163% as of December 31, 2019. As of September 27, 2020, we had gross borrowings of $540.5 million outstanding under the 2017 Credit Agreement and $35.3 million outstanding on letters of credit, with available capacity to borrow an additional $73.5 million under the revolving credit facility, subject to the terms and conditions of that facility.

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

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at September 27, 2020 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.4:1 as of September 27, 2020, which was consistent with our ratio of 2.4:1 as of December 31, 2019.

As of September 27, 2020, cash, cash equivalents, and short-term investments totaled $72.8 million. Substantially, all of the Company's cash and cash equivalent balances are held in foreign bank accounts. This compares to $84.5 million of cash, cash equivalents, and short-term investments as of December 31, 2019, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our 2017 Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Foreign Currency Exchange Risk

The Company’s foreign currency exchange rate risk is principally from the Euro, British Pound, and Swedish Krona. The effect of transaction gains and losses is reported within Other expense (income) , net in the Condensed Consolidated Statements of Operations.

The Company has entered into a cross-currency swap agreement to hedge against future volatility in exchange rates. See Financial Instruments in Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. The Company entered into a hedging agreement to mitigate the inherent interest rate risk associated with our outstanding debt. Refer to Financial Instruments in Note 9, Financing Arrangements, of the condensed consolidated financial statements included in this Quarterly Report Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 27, 2020, the Company's disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, and detailed as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has undertaken remediation actions to address the material weakness in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 27, 2020, but have not materially affected our internal control over financial reporting.

The Company has now designed or redesigned a number of controls through the quarter ended September 27, 2020 that we are currently evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and expects the remediation to be completed by the fourth quarter of 2020.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS

Shareholders and potential investors should consider the following additional risk factor relating to COVID-19 in conjunction with the risk factors set forth under Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The developments described in the additional risk factor have heightened, or in some cases, manifested, certain of the risks disclosed in the risk factor section of our Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
The impact of the COVID-19 pandemic has adversely impacted, and continues to pose risks to our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

The pandemic caused by COVID-19 has impacted all geographic regions where the Company’s products are produced and sold. It has created significant volatility in the global economy and led to significantly reduced economic activity. The spread of COVID-19 has also caused disruptions in our manufacturing, delivery and overall supply chain. If the global economic effects of the pandemic continue or increase, overall demand for our products may continue to decrease, which would have a material and adverse effect on our business, results of operations and financial condition. There may also be long-term effects on our customers in and the economies of affected countries. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition, cash flows and results of operations may be materially and adversely impacted.

The spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and limited access to certain corporate facilities and manufacturing sites. The full extent of the effect of the pandemic on our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including whether COVID-19 continues to spread or re-emerges, particularly in the United States and Europe, where our operations are concentrated.

We could continue to experience, among other things:

•Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;
•The failure of third parties on which we rely, including our suppliers, customers, contractors and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, including as a result of their own financial or operational difficulties;
•Adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;
•Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;
•Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;
•Sudden and/or severe declines in the market price of our common stock; and
•Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic that likely will not be recoverable.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
3.1		Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2020.
3.2		Second Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2020.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, as filed with the Securities and Exchange Commission on November 5, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of September 27, 2020 and December 31, 2019
	(ii)	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2020 and September 29, 2019
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 27, 2020 and September 29, 2019
	(iv)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2020 and September 29, 2019
	(v)	Condensed Consolidated Statements of Shareholders' Equity for the Three and Nine Months Ended September 27, 2020 and September 29, 2019
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

November 5, 2020	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

November 5, 2020	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

November 5, 2020	/s/ Amit Goel
Amit Goel
Vice President and Chief Accounting Officer
Principal Accounting Officer