Form 10-K
period 2020-12-31
CIRCOR INTERNATIONAL INC
filed 2021-03-15
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2020 was $443,948,186. The registrant does not have any non-voting common equity.

As of March 10, 2021, there were 20,155,251 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the information from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 25, 2021. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s year ended December 31, 2020.

Part I

Item 1.    Business
This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about our future performance, including the expected and potential direct and indirect impacts of the COVID-19 pandemic on our business, our ability to maintain our internal controls, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the duration and scope of the COVID-19 pandemic; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels, including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; fluctuations in interest rates; our ability to successfully defend product liability actions; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of the COVID-19 pandemic, natural disasters, terrorist attacks and similar matters. For a discussion of these risks, uncertainties and other factors, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

As used in this report, the terms “we,” “us,” “our,” the “Company” and “CIRCOR” mean CIRCOR International, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means our common stock, par value $0.01 per share.

CIRCOR designs, manufactures and markets differentiated technology products and sub-systems for the industrial and aerospace and defense markets. We have a diversified flow and motion control product portfolio with recognized, market-leading brands that fulfill our customers’ mission critical and severe service needs. The Company’s strategy is to grow organically through innovative product development (including growth in the digital space), aftermarket growth, penetrating new regions, margin expansion and through complementary acquisitions; achieve world class operational excellence; and build an inclusive, growth-oriented culture that attracts and retains a diverse group of talent. We have a global presence and operate 21 major manufacturing facilities located in North America, Western Europe, Morocco, China and India. The Company has the following reportable business segments: Industrial segment (“Industrial”) and Aerospace & Defense segment (“Aerospace & Defense”). We sell our products directly to end-user customers and original equipment manufacturers (“OEMs”), as well as through Engineering, Procurement and Construction (“EPC”) companies and our channel partner network.

In 2020, we completed the divestiture of our loss-making Distributed Valves (“DV”) business. This action stemmed from our strategic decision to exit the upstream oil and gas valves market. This business and the associated loss on disposal were reported within discontinued operations in our consolidated financial statements. The following discussion in this Item 1 relates only to our continuing operations unless otherwise noted. Refer to Note 1, Description of Business along with Note 3, Discontinued Operations and Assets Held for Sale, to the consolidated financial statements included in this Annual Report for additional information.

Strategies

Our objective is to enhance stockholder value by focusing on growth, margin expansion, strong free cash flow and disciplined capital deployment. Our strategy to achieve these objectives is to:

1) Build the Best Team. We are committed to creating a strong employee value proposition that attracts talented and diverse people to the CIRCOR team. We are also committed to investing in, engaging, challenging and developing our employees through a variety of development programs. Our goal is to build an inclusive, growth-oriented culture that, when combined with robust process, appropriate metrics and individual accountability, will deliver extraordinary results.

2) Grow Organically and Through Acquisitions. We leverage the power of our global design capabilities to develop innovative products that solve our customers’ most challenging and mission critical problems. New product development is an important part of our growth strategy. We are driving innovation in our traditional flow control product lines, as well as augmenting the existing product offerings with digital solutions that address well-understood customer needs. We are focusing on regional expansion in areas where we see opportunity for our products but have limited presence today. Expansion of our aftermarket is also a key part of our organic growth strategy. We sell products that have strong aftermarket opportunity and endeavor to service our customers throughout the lifetime of the installed equipment.

In addition to organic growth, we expect to acquire businesses over time. We are primarily focused on companies with differentiated technologies in complementary and adjacent markets. In addition to strategic fit and differentiated technology, the main criterion for an acquisition is return on invested capital.

3) Margin Expansion. Given our strategy of providing differentiated solutions to mission critical applications, we are driving value pricing across the Company, with a particular focus on aftermarket. We are also focused on the movement of operations to lower costs jurisdictions as well as simplifying our structure and optimizing centers of excellence to not only drive costs down and improve margins but to help us improve our customer service, operations and controls.

4) Achieve World Class Operational Excellence. Our Global Operations and Supply Chain organization is fully committed to achieving operational excellence in support of our customers’ expectations of high quality, on-time delivery and market competitiveness. We follow the CIRCOR Operating System (“COS”), which creates a disciplined culture of continuous improvement for driving operational excellence including a sales and inventory operations plan that provides for world-class quality and delivery while maintaining an optimal level of working capital. COS is comprised of ten business process attributes designed to engage and empower our employees to recognize and eliminate waste, work real-time problem solving as part of their everyday job experience, and enhance our performance both in operations and business office processes. Under the COS, our employees participate in a regimented training program and receive regular prescriptive assessments and action plans to drive process maturity. Quantitative performance metrics define site certification levels to help attain and sustain a level of quality, productivity, inventory management and market competitiveness that delights our customers, stockholders, and employees.

Business Segments

Industrial

Industrial is a global portfolio of highly engineered and differentiated flow control solutions. Our primary products are positive displacement pumps, specialty centrifugal pumps, metering pumps, automatic recirculating valves, control and actuators valves for mission critical applications.

Our technology is focused on moving the most difficult fluids with extremely high efficiency for critical applications in the general industrial, power, process, energy, and commercial marine end markets.

We plan to grow the Industrial segment by providing innovative new products, including digital products, in multiple product lines that address our customers' severe service and mission critical needs. We are driving growth regionally and developing products in-region, for-region. Growing our share of aftermarket business is a key element of our organic growth. We are using digitization, including a new CIRCOR app, to make it easier for our customers to order parts from us. The Industrial segment is also focused on pricing initiatives to drive value-pricing for our products. We believe margin expansion can be achieved through use of COS at our sites.

Industrial is headquartered in Radolfzell, Germany, with primary manufacturing centers in North America, England, Germany, India and China.

Markets and Applications

Industrial serves the general industrial, power and process, energy and commercial marine markets.

•The general industrial market includes a broad range of manufacturing operations for flow control. Our products are used to handle fluids with a wide range of viscosity, lubricity, temperature, pressure and flow requirements, automate and control plant utilities, increase energy efficiency in buildings and campuses, and safely regulate critical fluids such as steam and industrial gases used in manufacturing processes.

•The power and process market is comprised of electric utilities, industrial power producers and OEM power generating equipment providers. Our products and services are used across this segment in lubrication management for turbines and generators, as well as fuel delivery, heat transfer, and emissions reduction applications. We serve power generation facilities and processes fueled by natural gas, oil, hydro, solar, nuclear, and coal.

•The energy markets we serve are primarily midstream and downstream oil & gas, as well as renewables. In midstream, our products and services are used in the transfer of oils and refined products via pipelines, ship vessels, railcars, and trucks, as well as pipeline pigging and associated pipeline integrity operations. Our products and services are also used to manage and maintain storage terminals. In downstream, our products are used to support critical refining processes, both directly in the process and as part of integrated equipment supplied by OEMs. Our products are also used in the production and management of biofuels and supporting the operation of large-scale wind farms.

•The commercial marine market includes shipbuilders, OEM suppliers of onboard equipment, and shipping fleet operators. Our products and services are designed specifically to support all aspects of fluid systems, including propulsion, ballast handling, cooling water, bilge, fuel, power generation, and mechanical hydraulics.

•In all of the markets we serve, we provide aftermarket components and aftermarket services.

Brands

Industrial manufactures and markets products and services through the following brands:

Allweiler, Houttuin, IMO Pump, IMO AB, Leslie Controls, RG Lawrence, RTK, Schroedahl, Tushaco, and Zenith.

Products

Industrial offers a range of flow control products and services, including:

•3 Screw Pumps
•2 Screw Pumps
•Progressing Cavity Pumps
•Specialty Centrifugal Pumps
•Gear Metering Pumps
•Automatic Recirculation Valves
•Highly engineered valves, actuation and unheading devices for refinery coking and Fluidized Catalytic Cracking Units (FCCU) operations
•Severe Service and General Service Control Valves
•Pipeline pigs and high-pressure pipeline closures

Our products must comply with certification standards applicable to many of our end markets. These standards include but are not limited to ISO 9001:2008, ANSI/ASQC Q 9001, API 676, and Mil-I-45208.

Customers

Industrial's products and services are sold directly to end-users, original equipment manufacturers (“OEMs”) that supply specialized systems in their respective end markets, and EPC companies and through a global network of indirect sales channels.

Revenue

Industrial accounted for $505.5 million, $691.7 million and $776.5 million or 65%, 72% and 77% of our net revenues for the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020 compared to 2019, $90.3 million of decline in net revenues was due to divestitures and for the year ended December 31, 2019 compared to 2018, $81.0 million of decline in net revenues was due to divestitures.

Aerospace & Defense

Aerospace & Defense produces diversified and innovative flow control products. Our primary product focus areas are valves, pumps, actuation, motors, switches and high pressure pneumatic systems. Aerospace & Defense products are mainly used in aerospace, defense and general industrial markets.

We plan to grow Aerospace & Defense by increasing market share in existing and new markets through exceptional sales and customer service and with new products enabled by innovative, reliable and high quality solutions. A key part of our strategy is the development of a strong technology team that can use our core technology to accelerate new product development. We are exploring adjacency applications for our core technology and opportunities to increase our aftermarket sales. Our growth will also be driven by margin expansion, through increased manufacturing capabilities at our lower cost facility in Morocco, adoption of the COS by our sites and value pricing initiatives.

We have Aerospace & Defense facilities in North America, the United Kingdom, France, Morocco, and India. Our Aerospace & Defense headquarters is in Corona, California.

Markets and Applications

Aerospace & Defense serves the aerospace and defense markets.

•The aerospace market that we serve includes commercial aerospace primarily focused on systems and components on airliners and business jets, such as hydraulic, pneumatic, fuel and ground support equipment including maintenance, repair and overhaul (MRO). In addition, we serve the defense aerospace market, including applications where controls or motion switches are mission critical. We support fixed wing aircraft, rotorcraft, missile systems, ground vehicles, submarines, weapon systems and weapon launch systems, ordinance, fire control, fuel systems, pneumatic controls, and hydraulic and dockside support equipment including MRO.

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

•In all of the markets we serve, we provide aftermarket components.

Brands

Aerospace & Defense manufactures and markets control valves, pumps, regulators, fluid controls, actuation systems, pneumatic valves and controls, electro-mechanical controls, motors and other flow control products and systems. Aerospace & Defense provides actuation and fluid control systems and services through the following brands: CIRCOR Aerospace, Aerodyne Controls, CIRCOR Bodet, CIRCOR Industria, CIRCOR Motors, Hale Hamilton, Leslie Controls, Portland Valve, and Warren Pumps.

Products

Aerospace & Defense offers a range of solutions, including:
•Specialty Centrifugal, 2-Screw, and Propeller Pumps
•Specialized control valves
•MIL-Spec butterfly valves and actuators
•Electromechanical, pneumatic and hydraulic, fluid and motion control systems
•Brushless DC Motors
•Switches
•Actuation components and sub-systems

In the manufacture of our products, we must comply with certain certification standards, such as AS9100C, ISO 9001:2008, National Aerospace & Defense Contractors Accreditation Program, Federal Aviation Administration Certification and European Aviation Safety Agency as well as other customer qualification standards. Currently all of our manufacturing facilities comply with applicable standards.

Customers

Aerospace & Defense products and services are sold directly and indirectly to a range of customers, including those in the military and defense, commercial aerospace, business and general aviation and general industrial markets. Our customers include aircraft manufacturers (OEMs) and Tier 1 suppliers to these customers.

Revenue

Aerospace & Defense accounted for $267.8 million, $272.6 million and $237.0 million, or 35%, 28% and 23% of our net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

CIRCOR Consolidated

Competition

The domestic and international markets for our products are highly competitive. Some of our competitors have substantially greater financial, marketing, personnel and other resources than us. We consider product brand, quality, performance, on-time delivery, customer service, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in these markets. We believe that new product development and product engineering also are important to our success and that our position in the industry is attributable, in significant part, to our ability to develop innovative products and to adapt existing products to specific customer applications. Our ability to leverage our large installed base of equipment to drive repairs and spares growth is a competitive advantage.

The primary competitors of our Industrial segment include: Leistritz AG, Curtiss-Wright Corporation, Netzsch GmbH, ITT Corporation, IMI plc, TD Williamson Inc., Seepex GmbH, and Naniwa Ltd.

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

We continue to develop new and innovative products to enhance our market positions and drive growth. Our product development capabilities include designing and manufacturing custom solutions to meet high tolerance or close precision requirements. Our Aerospace & Defense segment continues to expand its integrated systems design and testing capability to support bundled sub-systems for aeronautics applications, as well as acoustically superior pumps for marine applications. These testing and manufacturing capabilities enable us to develop customer-specified applications. In many cases, the unique characteristics of our customer-specified technologies have been subsequently used in broader product offerings. The Industrial segment provides unique flow control products for viscous and critical fluids with specific design and engineering capabilities.

We maintain a Global Engineering Center of Excellence in India with a capable technology and engineering team that complements the engineering resources in a business unit.

Customers

For the years ended December 31, 2020 and 2019, no customers accounted for more than 10% of the Company’s consolidated revenues. Our businesses sell into both long-term capital projects as well as short-cycle demand. As a result, we tend to experience fluctuations in orders, revenues and operating results at various points across economic and business cycles.

Selling and Distribution

Across our businesses we utilize a variety of channels to market our products and solutions. Those channels include direct sales, distributors and commissioned representatives. Our channel partner network typically offers technically trained sales forces with strong relationships in key markets. We believe that our established, global direct and indirect sales channels constitute a competitive strength. We believe that we have good relationships with our channel partners.

Intellectual Property

The Company relies upon a combination of trade secrets and patent and trademark registrations to protect its intellectual property. Our patents are scheduled to expire between 2021 and 2030, and our trademarks can be renewed as long as we continue to use them. We do not believe the vitality and competitiveness of any of our business segments as a whole depends on any one or more patents or trademarks. We own certain licenses such as software licenses, but we do not believe that our business as a whole depends on any one or more licenses.

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

Regulatory and Environmental Matters

Our business and operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, environmental protection, workplace health and safety, and others. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. Below is a summary of the some of the significant regulations that impact our business (see also Part I, Item IA, Risk Factors).

Government Procurement. The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation, the Truth in Negotiations Act, export controls rules and Department of Defense (DOD) security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our customers and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience.

Trade Controls. The export of our products is subject to applicable trade controls laws, including those in the U.S., the European Union, the United Kingdom and China, and include, but are not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and trade sanctions against embargoed countries. A violation of specific laws and regulations could lead to civil or criminal enforcement action and varying degrees of liability.

Anti-Bribery. We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.

Human Capital

CIRCOR’s success depends on our ability to attract, develop, engage and retain key talent. Management oversees and drives a number of vital employee programs in support of these goals.

Employee Profile

As of December 31, 2020, CIRCOR had 3,138, employees, of which approximately 80% are full-time. 48% of this workforce was in Europe, 41% in the United States, 9% in India and the rest spread across the rest of Asia, the Middle East and Latin America.

39% of our workforce is composed of skilled direct labor working in our factories across the globe. 28% is indirect labor in support of this direct labor. 33% are SG&A staff (including engineering, sales, finance, human resources and legal personnel). 6% of the Company’s U.S. employees are unionized. Outside the United States, we have employees in Europe that are represented by an employee representative organization, such as a union, works council or employee association.

Approximately 19% of the Company's global workforce is female, and 14% of the Company's employees in leadership roles are female. Approximately 31% of the Company's U.S. workforce and 25% of our U.S. employees in leadership roles are racially or ethnically diverse.

Talent Attraction

We employ a rigorous recruitment process to attract and hire the talent needed for our continued success and growth. This includes candidates from diverse backgrounds and with differing experiences. Candidates are carefully vetted and assessed in multiple stages and interviews. Our recruitment processes are designed to comply with local labor laws and regulations.

We actively partner with universities across the globe to recruit promising graduate talent into various functions in the Company. We partner with Kellogg School (Northwestern University) to hire graduating MBAs each year into the Company’s general management rotation program.

Talent Development

We are committed to developing its talent. Some of our employees participate in an annual Talent Review Process and Performance Management Process, which helps assess the performance as well as the potential of employees. We focus on investment in three main methods of developing talent: (1) on-the-job training, (2) mentorship and (3) training.

We offer an annual Senior Leadership Program for top leaders and a Management Development Program for mid-level managers. In addition, we actively train our employees on diversity and inclusion, interpersonal skills, process improvement skills, compliance topics as well as technical skills at the site level. We work with high potential employees to create Individual Development Plans for them and provide opportunities for assessments and coaching as needed. In 2020, 50% of leadership positions were filled internally as CIRCOR lays heavy emphasis on promoting from within.

Talent Retention

We are committed to creating a strong employee value proposition, and our retention strategy centers on building an inclusive, growth-oriented culture that is attractive to our employees. We have regular communications from our senior leaders to employees throughout the organization and provide channels for feedback.

We periodically conduct employee engagement surveys and other similar surveys to measure employee engagement and satisfaction. In addition, our sites host town halls throughout the year to engage employees at a local level. In 2020 while many of our employees worked from home, sites have hosted online events to continue to facilitate employee engagement.

In addition, we offer competitive compensation and benefits packages that are designed to retain, motivate and reward our employees. CIRCOR has a Pay for Performance philosophy, and we align our compensation practices with reference to external benchmarks, internal comparisons and the relationship between management and non-management remuneration. Some of our employees participate in our short-term and/or long-term incentive program connecting payouts to achievement of key financial and other metrics and the employee’s contribution to those results.

We also provide competitive benefits programs in line with local market practice. We regularly review our benefits packages globally, especially in light of changing employees’ expectations as a result of the COVID-19 pandemic. During 2020 we supported more work from home opportunities, and we are rolling out a Flex Work Policy to accommodate employees after pandemic measures are lifted.

We carefully monitor the voluntary attrition of our employees. In 2020, the annualized voluntary attrition rate was 7%. This is lower than our historical rate, in part due to the COVID-19 pandemic, which we believe led to fewer employees leaving their jobs during 2020.

Employee Health & Safety

We are committed to protecting the health and safety of our employees, and safety is one of our Absolutes. Our Absolutes, which are Safety, Controls and Ethics, are the three imperatives underlying everything we do at CIRCOR. Our culture of safety includes an ongoing training program, stand downs when injury events occur and encouraging our employees to speak up if they see a safety hazard.

We also utilize metrics to track employee safety. In addition to common lagging indicators, such as injuries, we look to leading indicators, such as safety observations and near-hits, integrated with established problem-solving methodologies to resolve any issue that endangers worker safety. Our total recordable incident rate for 2020 was 0.76.

The ongoing COVID-19 pandemic has created unique challenges for our employees, and we are striving to ensure the health, safety and general well-being of our teams. Actions we have taken in response to the pandemic challenges include the following:

•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols across all locations;
•Initiating regular communication regarding impacts of the COVID-19 pandemic;
•Implementing temperature screening of employees at the majority of our facilities;
•Establishing physical distancing procedures for employees who need to be onsite;
•Providing additional personal protective equipment and cleaning supplies;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Prohibiting all domestic and international non-essential travel for all employees;
•Requiring masks to be worn in all locations where allowed by local law; and
•Providing wellness seminars to employees addressing mental health needs exacerbated by the pandemic.

Diversity & Inclusion ("D&I")

CIRCOR is committed to cultivating a workplace that makes diversity, equity, inclusion and transparency priorities in everything we do. In furtherance of that commitment, we have established active D&I initiatives in the areas of talent acquisition, talent development, total rewards, employee engagement and communications, which impact employees at all levels of the organization. In addition, we appointed our first D&I Leader, who is driving our D&I initiatives and goals. Our goal is to increase gender and racial/ethnic representation throughout the organization, including senior management, and our initiatives are focused on that goal.

D&I achievements in 2020 included the following:

•Developed strategy, priorities, goals and scorecard;
•Added D&I review in periodic Talent Reviews with sites, including section for Emerging Female Talent;
•Launched our first Employee Resource Group in late 2020, Women @ CIRCOR;
•Approval of Flex Work Policy in the United States and Germany (other jurisdictions will follow in 2021);
•Published D&I metrics; and
•Multiple employee communications on D&I topics and initiatives.

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

Risks Related to our Markets and Industry

We face significant competition and, if we are not able to respond, our revenues may decrease.

We operate in a highly competitive environment in each of the markets we serve, and we face competition in each of our segments from numerous competitors. We consider product innovation, product quality, performance, customer service, on-time delivery, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. The majority of our transactions are denominated in either U.S. dollar or Euro currency. Accordingly, currency fluctuations could cause our U.S. dollar and/or Euro priced products to be less competitive than our competitors’ products that are priced in other currencies.

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

One of our strategies has been and is to increase our revenues and expand our markets through acquisitions that will provide us with complementary products. We expect to face competition for acquisition candidates that may limit the number of acquisition opportunities available to us and may result in higher acquisition prices. We cannot be certain that we will be able to identify, acquire or profitably manage additional acquired companies or successfully integrate such additional acquired companies without substantial costs, delays or other problems. Acquisitions may also involve a number of special risks, including: adverse effects on our reported operating results; use of cash; diversion of management’s attention; loss of key personnel at acquired companies; or unanticipated management or operational problems or legal liabilities.

Moreover, there can be no assurance that companies we have previously acquired or that we may acquire in the future ultimately will achieve the revenues, profitability or cash flows, or generate the synergies upon which we justify our investment in them; as a result, any such under-performing acquisitions could result in impairment charges which would adversely affect our results of operations. The acquired assets of businesses include goodwill and indefinite-lived intangible assets that are required to be tested for impairment at least annually or more frequently if impairment indicators are present. Events or changes that could indicate that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable include reduced future cash flow estimates, slower growth rates in industry segments in which we participate and a decline in our stock price and market capitalization. In addition, any prolonged material disruption of our employees, distributors, suppliers or customers, whether due to COVID-19 or otherwise, would negatively impact our global sales and operating results and could lead to impairments and other valuation allowances.

Risks Related to our Operations

If we cannot continue operating our manufacturing facilities at current or higher levels, our results of operations could be adversely affected.

We operate a number of manufacturing facilities for the production of our products. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. We are working to continuously enhance and improve Lean manufacturing techniques as part of the CIRCOR Operating System. We believe that this process produces meaningful reductions in manufacturing costs. However, continuous improvement of these techniques may cause short-term inefficiencies in production. If we are not successful in continuously improving our processes, our results of operations may suffer.

Further, a catastrophic event could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

Some of our customer contracts require us to compensate those customers if we do not meet specified delivery obligations. We rely on numerous suppliers to provide us with our required materials and in many instances these materials must meet certain specifications. In addition, we continue to increase our dependence on lower cost foreign sources of raw materials, components, and, in some cases, completed products. While we actively manage our supply chain, having a geographically diverse supply base inherently poses significant logistical challenges, and we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased costs. The occurrence of such factors could have a negative impact on our ability to deliver products to customers within our committed time frames and could adversely impact our results of operations, financial conditions and cash flows.

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance, our revenues may decrease.

Our industries are characterized by: intense competition; changes in end-user requirements; technically complex products; and evolving product offerings and introductions.

We believe our future success depends, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, mission-critical products that meet customer demands. Failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of qualified engineers, which could delay or prevent our development, introduction or marketing of new products or enhancements and result in unexpected expenses.

If we fail to manufacture and deliver high quality products in accordance with industry standards, we will lose customers.

Product quality and performance are a priority for our customers since many of our product applications involve caustic or volatile chemicals and, in many cases, involve processes that require precise control of fluids. Our products are used in the aerospace, military, commercial aircraft, analytical equipment, oil & gas refining, power generation, chemical processing and maritime industries. These industries require products that meet stringent performance and safety standards, such as the standards of the International Organization for Standardization, Underwriters’ Laboratory, American National Standards Institute, American Society of Mechanical Engineers and the European Pressure Equipment Directive. If we fail to maintain and enforce quality control and testing procedures, our products will not meet these stringent performance and safety standards that are required by many of our customers. Non-compliance with the standards could result in a loss of current customers and damage our ability to attract new customers, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

If Company, personal or otherwise protected information is improperly accessed, tampered with or distributed, we may face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under federal, state, or international laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could results in the loss of trade secrets or other proprietary or competitively sensitive information, compromise personally identifiable information regarding customers or employees, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties. The costs associated with maintaining robust information security mechanisms and controls are also increasing and are likely to increase further in the future. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Terrorist activity and/or political instability around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market and political conditions. Terrorist acts, acts of war or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities or our employees which could significantly impact our business, financial condition or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility , have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in North America, Western Europe, Morocco, and India, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts and acts of war.

The impact of the COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition.

The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, availability and effectiveness of treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If these and other effects of the COVID-19 pandemic, including its effect on broader economies, financial markets and overall demand environment for our products, continues or worsens, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic may also increase the likelihood and severity of other risks discussed in this “Risk Factors” section, including but not limited to risks related to competition, development of the market for and demand for our products, delays in the development and production of our products, reliance on third parties, our international scale, our exposure to currency exchange rate fluctuations and the credit risks of our customers and resellers, and volatility in the capital markets.

Risks Related to our International Operations

If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.

We derive a significant portion of our revenue from sales outside the United States. In addition, one of our key growth strategies is to sell our products in international markets not significantly served by us in portions of Europe, Latin America and Asia. We market our products and services outside of the United States through direct sales, distributors, and technically trained commissioned representatives. We may not succeed in our efforts to further penetrate these markets. Moreover, conducting business outside the United States is subject to risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions, trade protection measures such as tariffs or import or export restrictions; and complex, varying and changing government regulations and legal standards and requirements, particularly with respect to price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including U.S. customs and export regulations and restrictions and the Foreign Corrupt Practices Act, and the occurrence of any of these factors could materially and adversely affect our operations.

Our international activities expose us to fluctuations in currency exchange rates that could adversely affect our results of operations and cash flows.

Our international manufacturing and sales activities expose us to changes in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe and Asia. Fluctuations in foreign currency exchange rates could result in our (i) paying higher prices for certain imported goods and services, (ii) realizing lower prices for any sales denominated in currencies other than U.S. dollars, (iii) realizing lower net income, on a U.S. dollar basis, from our international operations due to the effects of translation from weakened functional currencies, and (iv) realizing higher costs to settle transactions denominated in other currencies. Any of these risks could adversely affect our results of operations and cash flows.

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

Risks Related to our Business Strategy

Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel.

Our continued success depends, in part, on our ability to identify, attract, motivate, train and retain qualified personnel in key functions and geographic areas, including the members of our senior management team. In particular, we are dependent on our ability to recruit and retain qualified engineers with the requisite education, background and industry experience to assist in the development, enhancement, introduction and manufacture of our products.

Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified candidates or the allocation of inadequate resources to training, integration and retention, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. Our success also depends to a large extent upon our ability to attract and retain key executives. The loss of the services of one or more of these key employees could have an adverse effect, at least in the short to medium term, on significant aspects of our business, including the ability to manage our business effectively and the successful execution of our strategies. If certain of these employees decide to leave us, we could incur disruptions to the completion of certain initiatives and we could incur significant costs in hiring, training, developing and retaining their replacements.

Risks Related to Legal, Regulatory and Compliance Matters

We face risks from product liability lawsuits that may adversely affect our business.

We, like other manufacturers, face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We may be subjected to various product liability claims, including, among others, asbestos-related claims, claims that our products include inadequate or improper instructions for use or installation, or inadequate warnings concerning the effects of the failure of our products. Although we maintain quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, we cannot be certain that our products will be free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or, if available, will be adequate to cover any such liabilities. For example, liability insurance typically does not afford coverage for a design or manufacturing defect unless such defect results in injury to person or property. We generally attempt to contractually limit liability to our customers to risks that are insurable but are not always successful in doing so. Similarly, we generally seek to obtain contractual indemnification from our third-party suppliers, and for us to be added as an additional insured party under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and, as a practical matter, is limited to the credit worthiness of the indemnifying or insuring party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition, cash flows or results of operations.

The costs of complying with existing or future governmental regulations on importing and exporting practices and of curing any violations of these regulations, could increase our expenses, reduce our revenues or reduce our profitability.

We are subject to a variety of laws and international trade practices, including regulations issued by certain United States governmental agencies and authorities in the European Union. We cannot predict the nature, scope or effect of future regulatory requirements to which our international trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries into which certain of our products may be sold or could restrict our access to, and increase the cost of obtaining products from, foreign sources. In addition, actual or alleged violations of such regulations could result in enforcement actions and/or financial penalties that could result in substantial costs.

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, we may become less profitable.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The past U.S. presidential administration had called for substantial changes to U.S. foreign trade policy and had implemented greater restrictions on international trade and significant changes in tariffs on goods imported into the U.S. Under the current administration, we expect that tariff increases will primarily impact our Industrial segment. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff changes.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

In 2020 we remediated material weaknesses in our internal control over financial reporting identified as of December 31, 2019. If our remediation or other controls do not continue to operate effectively, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare consolidated financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our consolidated financial statements and adversely impact our stock price.

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

Risks Related to our Common Stock

The trading price of our common stock continues to be volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock may be, and, in the past, has been volatile. Our common stock could decline or fluctuate in response to a variety of factors, including, but not limited to: our failure to meet our performance estimates or performance estimates of securities analysts; changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts; the timing of announcements by us or our competitors concerning significant product line developments, contracts or acquisitions or publicity regarding actual or potential results or performance; fluctuation in our quarterly operating results caused by fluctuations in revenue and expenses; substantial sales of our common stock by our existing stockholders; general stock market conditions; and fluctuations in oil and gas prices or other economic or external factors. While we attempt in our public disclosures to provide forward-looking information in order to enable investors to anticipate our future performance, such information by its nature represents our good-faith forecasting efforts. As a result, our actual results have differed materially, and going forward could differ materially, from our forecasts, which could cause further volatility in the value of our common stock.

In recent years the stock market as a whole has experienced dramatic price and volume fluctuations. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Risks Related to our Indebtedness

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding term loan.

Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we incurred in connection with our acquisition of Colfax Corporation's Fluid Handling business ("FH"), depends upon our future performance, which will be subject to general economic conditions (including recovery from the COVID-19 pandemic), industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•divert funds that would otherwise be invested in our operations;
•sell selected assets; or
•reduce or delay planned capital expenditures or operating expenditures.

Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will be dependent on the health of the debt capital markets and our credit rating.

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

Our credit agreement, dated December 11, 2017, as amended, governs our indebtedness. This agreement includes provisions which place limitations on certain activities, including our ability to: issue; incur additional indebtedness; create any liens or encumbrances on our assets or make any guarantees; make certain investments; pay cash dividends above certain limits; or dispose of or sell assets or enter into a merger or a similar transaction. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain more restrictive financial or other covenants. The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of our indebtedness. If we are unable to service our indebtedness, our business, financial condition, cash flows and results of operations would be materially adversely affected.

Discontinuation, replacement or reform of LIBOR could affect interest rates under our credit agreement and financing costs

Our credit arrangements include borrowings at variable rates, primarily based on London Interbank Offered Rate ("LIBOR"). In 2017 the UK Financial Conduct Authority announced that it will no longer be necessary to persuade or compel banks to submit to LIBOR after 2021. It is possible that, after 2021, the LIBOR may be discontinued as a reference rate. In the United States the Alternative Reference Rate Committee convened by the US Federal Reserve identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative reference rate to the US Dollar LIBOR. The shift away from one of the most widely used interest rate benchmarks to an alternative reference rate is a significant change for the global financial markets. At this time the future consequences of developments with respect to replacement of LIBOR remain unclear. However, these changes could have a material adverse affect on our credit facilities, and could adversely effect our business, results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We maintain 21 major manufacturing facilities worldwide, including operations located in North America, Western Europe, Morocco, China and India. We also maintain sales offices or warehouses from which we ship finished goods to customers, distributors and commissioned representative organizations. Our executive office is located in Burlington, Massachusetts and is leased.

Our Aerospace & Defense segment has major manufacturing facilities located in North America, United Kingdom, France and Morocco. Properties in New York and California are leased. Our Industrial segment has major facilities located in North America, Germany, India and China. Properties in Germany, India and China are leased.

Segment	Leased	Owned	Total
Industrial	5	10	15
Aerospace & Defense	1	5	6
Total	6	15	21

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

Item 3.    Legal Proceedings

For information regarding our legal proceedings refer to the first two paragraphs of Note 16, Contingencies, Commitments and Guarantees, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated herein by reference.

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

As of March 10, 2021, there were 20,155,251 shares of our common stock outstanding and we had 50 holders of record of our common stock. We believe the number of beneficial owners of our common stock was substantially greater on that date.

The graph below compares the cumulative 5-Year total return provided stockholders on CIRCOR International, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, our previous peer group (“2018 Peer Group”) and our updated peer group (“2019 Peer Group”). The companies included in the 2018 Peer Group and the 2019 Peer Group are listed in footnotes 1 and 2 below, respectively. We revised our peer group to incorporate peers relevant to the businesses we acquired in the Fluid Handling acquisition along with divestitures of non-core businesses. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2015 and its relative performance is tracked through December 31, 2020.

	12/15	12/16	12/17	12/18	12/19	12/20
CIRCOR International, Inc.	$100.00	$154.37	$116.15	$50.82	$110.33	$91.72
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
2018 Peer Group	100.00	123.46	117.88	77.90	101.45	87.70
2019 Peer Group	100.00	109.69	138.98	130.84	172.68	178.42

•2018 Peer Group: There are three companies included in the Company's 2018 Peer Group which are: Dover Corp, IDEX Corp and Schlumberger NV.
•2019 Peer Group: The eight companies included in the Company's 2019 Peer Group are: Alfa Laval Ab, Flowserve Corp, Gardner Denver Holdings Inc, Imi Plc, Metso Oyj, Spx Flow Inc, Sulzer Ag and Weir Group Plc.

Item 6.    Selected Financial Data

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Part 1, Item 1, "Business", for additional detail on forward looking statements.

Company Overview

CIRCOR International is one of the world’s leading providers of mission critical flow control products and services for the Industrial and Aerospace & Defense markets. The Company has a product portfolio of market-leading brands serving its customers’ most demanding applications. CIRCOR markets its solutions directly and through various sales partners to more than 14,000 customers in approximately 100 countries. The Company has a global presence with approximately 3,100 employees and is headquartered in Burlington, Massachusetts. See Part 1, Item 1, Business, for additional information regarding the description of our business.

COVID-19

The COVID-19 pandemic adversely impacted our end markets, operations, and financial condition in 2020. Throughout this continued time of unprecedented uncertainty, the Company's top priority remains the health and safety of our employees, customers, and suppliers. Because of the end markets we serve, the majority of our facilities are deemed 'essential operations' in the countries in which we operate. Throughout 2020 and continuing in 2021, we implemented significant measures in an effort to ensure our employees around the world have the necessary protection and our business continues to operate with as little disruption as possible. These measures include but are not limited to:

•Additional cleaning and disinfecting procedures at all facilities;
•Daily temperature checks and masks for employees;
•Adherence to strict social distancing guidelines;
•Employees are strongly encouraged to work from home where possible; and
•Cancellation of all non-essential travel

Throughout 2020 and into 2021, the Company also took prudent action to ensure it maintained its financial flexibility including the cessation of all non-critical business expenses, permanent employee reductions, employee furloughs, and pay cuts for senior management and board of directors. We believe that these actions along with the Company's continued focus on new product innovation, cost productivity, and the CIRCOR Operating System ("COS") serve to best position the Company for potential end market recovery across our Industrial and Aerospace & Defense business segments. The situation relating to the COVID-19 pandemic and its potential effects on our business and financial results remains dynamic, and the broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control. Please see Part 1, Item 1A - "Risk Factors" for more detail.

Segment Commentary

The Company's Aerospace & Defense segment has been and continues to be significantly impacted by the COVID-19 pandemic, primarily in our Commercial Aerospace business. We expect that the commercial aerospace end markets will improve in 2021 compared to 2020, but that a recovery to pre-pandemic levels of demand will depend on air framer production rates and could take several years. Our Defense business has been less impacted by the pandemic, and we expect continued growth in this end market driven by our positions on key U.S. defense programs, including the Joint Strike Fighter and Columbia class submarines, and new product introductions. We continue to focus on increasing growth in our global aftermarket.

The Company's Industrial reporting segment has been and continues to be significantly impacted by the COVID-19 pandemic. In 2021, we expect modest growth in the General Industrial sector led by chemical and machinery applications with a weaker recovery in construction and mining. While our commercial marine sector continues to be constrained, we do expect to experience growth as the regulatory environment could cause demand for our products. We expect that our mid-stream and downstream oil and gas customers will continue to prioritize spending on critical safety and maintenance, but we expect that larger capital expenditures will continue to be delayed. We expect to experience higher demand for our products that serve the power generation markets with particular strength in Asia and in our global aftermarket.

We continue to implement actions to mitigate the impact on our earnings from lower demand and an increasingly competitive environment. In addition, we are investing in products and technologies designed to help solve our customers’ most difficult problems.  We expect to further simplify CIRCOR by standardizing technology, rationalizing facilities, consolidating suppliers and achieving world class operational excellence, including working capital management. We believe our cash flow from operations and financing capacity is adequate to support these activities. Finally, continuing to attract and retain talented personnel, including the enhancement of our global sales, operations, product management and engineering organizations, remains an important part of our strategy during 2021.

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

Critical Accounting Policies and Use of Estimates

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

There have been no significant changes from the methodology applied by management for critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

For goodwill, we perform an impairment assessment at the reporting unit level on an annual basis as of our October month end or more frequently if circumstances warrant. On March 29, 2020, the Company reorganized its reporting units and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names. Based on our impairment assessment as of March 29, 2020, we concluded that our goodwill in the Industrial reporting unit was impaired and, accordingly, recorded a goodwill impairment charge of $116.2 million in the quarterly period ended March 29, 2020.

In October 2020 when we performed our annual goodwill impairment assessment, the fair value of each of our reporting units exceeded the respective carrying amount, and no goodwill impairments were recorded. The fair values utilized for our 2020 goodwill assessment exceeded the carrying amounts by more than 20% and 10% for our Aerospace & Defense and Industrial reporting units, respectively. The growth rate assumptions utilized were consistent with growth rates within the markets that we serve and considered the near to mid-term negative impact of the COVID-19 pandemic on our end markets, operations, and cash flows. If our results significantly vary from our estimates, related projections, or business assumptions in the future due to change in industry or market conditions, we may be required to record impairment charges.

For information regarding our significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report, which disclosure is incorporated by reference herein.

Revenue Recognition

The Company recognizes revenue to depict the transfer of control to the Company's customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for performance obligations. Revenue on point in time contracts are recognized when customer obtains control of the product, which is generally at the time of shipping. Revenues and costs on certain long-term contracts are recognized on the percentage-of-completion method measured on the basis of costs incurred to estimated total costs of each contract. This method is used because management considers it to be the best available measure of progress towards completion on these contracts. Revenues and costs on contracts are subject to changes in estimates throughout the duration of the contracts, and any required adjustments are made in the period in which a change in estimate becomes known.

For revenue that is recognized from products and services transferred to customers over-time, the Company uses an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. The Company uses the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenue is recognized proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, management reviews the progress and execution of the Company's performance obligations at least quarterly. Management estimates the profit on a contract as the difference between the total estimated revenue and estimate at completion ("EAC") costs and recognizes the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress toward complete satisfaction of a performance obligation. A change in one or more of these estimates could affect the profitability of the related contracts. Management recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury (Treasury) and Internal Revenue Service (IRS) released Final Regulations (Final Regulations) that provide guidance on the section 250 deduction for foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI). In addition, on July 20, 2020, Treasury released Proposed Regulations concerning GILTI. Based on the impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of these Final Regulations during the third quarter, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the third quarter of 2020.. In addition, the Company recorded a valuation allowance related to German deferred tax assets of $14.8 million in income tax expense in the fourth quarter of 2020. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income.

Results of Operations

The Chief Operating Decision Maker ("CODM") is the function that allocates the resources of the enterprise and assesses the performance of the Company's reportable operating segments. CIRCOR has determined that the CODM is solely comprised of its Chief Executive Officer ("CEO"), as the CEO has the ultimate responsibility for CIRCOR strategic decision-making and resource allocation.

Our CODM evaluates segment operating performance using segment operating income. We define segment operating income as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring-related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates a comparison of performance for determining incentive compensation achievement.

For information regarding our segment determination refer to Note 18, Business Segment and Geographical Information, of the consolidated financial statements included in this Annual Report.

The following tables present information on net revenues and operating income of our business segments, along with a reconciliation of total segment operating income to the Company's consolidated operating income.

2020 Compared With 2019

Consolidated Operations

(in thousands)	2020	2019	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Industrial	$505,449	691,688	$(186,239)	(90,287)	(98,435)	2,483
Aerospace & Defense	267,822	272,625	(4,803)	—	(5,553)	750
Consolidated Net Revenues	$773,271	$964,313	$(191,042)	$(90,287)	$(103,988)	$3,233

Net revenues in 2020 were $773.3 million, a decrease of $191 million from 2019 primarily driven by lower revenue as a result of divestitures of $90.3 million and lower operational results of $104.0 million, partially offset by favorable foreign exchange of $3.2 million.

Segment Results

(in thousands)	2020	2019	Change
Net Revenues
Industrial	$505,449	$691,688	$(186,239)
Aerospace & Defense	267,822	272,625	(4,803)
Consolidated Net Revenues	$773,271	$964,313	$(191,042)

Operating Income
Industrial - Segment Operating Income	39,823	$90,789	$(50,966)
Aerospace & Defense - Segment Operating Income	59,093	52,480	6,613
Corporate expenses	(31,285)	(33,469)	2,184
Subtotal	67,631	109,800	(42,169)
Special restructuring (recoveries) charges, net	4,945	5,186	(241)
Special other (recoveries) charges, net	(39,248)	17,686	(56,934)
Special and restructuring (recoveries) charges, net (1)	(34,303)	22,872	(57,175)
Restructuring related inventory (recoveries) charges, net (1)	(250)	(820)	570
Amortization of inventory step-up	—	—	—
Impairment charges	116,182	—	116,182
Acquisition amortization	42,463	45,715	(3,252)
Acquisition depreciation	3,985	4,352	(367)
Restructuring, impairment and other cost, net	162,380	49,247	113,133
Consolidated Operating (Loss) Income	$(60,446)	$37,681	$(98,127)

Consolidated Operating Margin	(7.8)%	3.9%

(1) See Note 5, Special and Restructuring (Recoveries) Charges, net in the consolidated financial statements included in this Annual Report, for additional details.

Industrial Segment

(in thousands, except percentages)	2020	2019	Change
Net Revenues as reported	$505,449	$691,688	$(186,239)
Net Revenues excluding divestiture (1)	500,549	596,501	(95,952)
Segment Operating Income as reported	39,823	90,789	(50,966)
Segment Operating Income excluding divestiture (2)	39,823	73,500	(33,677)
Segment Operating Margin excluding divestiture (2)	8.0%	12.3%
Orders	$481,609	$663,553	$(181,944)
(1) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business and the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines. The Instrumentation and Sampling business generated revenues of $4.9 million and $78.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. The Spence and Nicholson product lines generated revenues of $0.0 million and $13.5 million for the year ended December 31, 2020 and December 31, 2019, respectively.
(2) Adjusted for the January 2020 divestiture of our Instrumentation & Sampling business, which contributed $0.0 million and $13.8 million to segment operating income for the years ended December 31, 2020 and December 31, 2019, respectively, and the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines, which contributed $0.0 million and $3.5 million to segment operating income for the years ended December 31, 2020 and December 31, 2019, respectively.

Industrial segment revenues decreased $186.2 million, or 27%, in 2020 compared to 2019. Segment net revenues excluding divestitures decreased $96.0 million due to the timing of projects in the Europe and North American Pumps businesses ("Pumps businesses") driving a decrease of 7% and reduction in the Valves businesses of 10%.

Industrial segment operating income decreased $51.0 million, or 56%, in 2020 compared to 2019. Segment operating income excluding divestitures decreased $33.7 million, or 46%, to $39.8 million for 2020 compared to $73.5 million for 2019, driven by decreases in the Pumps businesses of 31% and the Valves businesses of 49% partially offset by operational efficiencies in headquarters.

Industrial segment orders decreased $181.9 million, or 27%, in 2020 compared to 2019. The decrease was primarily driven by the impact from divestitures of $90.3 million and reductions in the Valves businesses of 17% and the Pumps businesses of 11%.

QUARTERLY INDUSTRIAL SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2019					2020
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	$171,834	$164,642	$158,986	$168,091	$663,553	$136,443	$116,023	$107,453	$121,690	$481,609
Net Revenues	177,615	181,074	169,431	163,568	691,688	126,720	123,825	124,391	130,513	505,449
Operating Income	22,581	26,173	21,278	20,757	90,789	5,169	12,406	9,807	12,441	39,823
Operating Margin	12.7%	14.5%	12.6%	12.7%	13.1%	4.1%	10.0%	7.9%	9.5%	7.9%
Backlog (1)	$254,942	$238,081	$218,365	$226,208	$226,208	$222,190	$217,774	$203,993	$197,198	$197,198
(1) At end of period.

Aerospace & Defense Segment

(in thousands, except percentages)	2020	2019	Change
Net Revenues	$267,822	$272,625	$(4,803)
Segment Operating Income	59,093	52,480	6,613
Segment Operating Margin	22.1%	19.2%
Orders	$254,548	$313,939	$(59,391)

Aerospace & Defense segment net revenues decreased by $4.8 million, or 2% in 2020 as compared to 2019. The decrease was driven by our Aerospace businesses 28%, partially offset by increases in the Defense businesses 21%.

Segment operating income increased $6.6 million, or 13%, to $59.1 million for 2020 compared to $52.5 million for 2019. The increase in operating income was driven by improved value pricing and cost actions taken to mitigate the impact of the COVID-19 pandemic.
Aerospace & Defense segment orders decreased $59.4 million, or 18.9%, to $254.5 million in 2020 compared to $313.9 million in 2019, driven by decreases in our Defense businesses of 5% and our Aerospace businesses of 36%.

QUARTERLY A&D SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2019					2020
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	$88,107	$93,405	$63,968	$68,459	$313,939	$72,031	$76,616	$59,105	$46,796	$254,548
Net Revenues	61,240	64,694	67,621	79,070	272,625	65,493	62,241	62,249	77,839	267,822
Operating Income	9,374	10,443	13,564	19,099	52,480	12,494	13,142	14,782	18,675	59,093
Operating Margin	15.3%	16.1%	20.1%	24.2%	19.2%	19.1%	21.1%	23.7%	24.0%	22.1%
Backlog (1)	$206,457	$234,964	$206,917	$194,459	$194,459	$199,013	$214,192	$211,367	$182,111	$182,111
(1) At end of period.

Corporate Expenses

Corporate expenses decreased $2.2 million to $31.3 million for 2020. This decrease was primarily driven by ongoing cost savings initiatives and lower travel expenses due to global travel restrictions related to COVID-19.

Special and Restructuring (Recoveries) Charges, net

During 2020, the Company recorded a total of $34.3 million in recovery of special and restructuring charges. In our consolidated statements of (loss) income, these recoveries are recorded in special and restructuring (recoveries) charges, net. The recovery is a result of the net gain on sale of our Instrumentation & Sampling business, offset by professional fees related to an unsolicited tender offer to acquire the Company and other restructuring costs associated with our simplification efforts, primarily in our Industrial Segment. These recoveries, restructuring charges and other special charges are described in further detail in Note 5, Special and Restructuring (Recoveries) Charges, net, in the consolidated financial statements included in this Annual Report.

Restructuring, impairment and other costs, net

During 2020, the Company recorded a total of $162.4 million of Restructuring, impairment and other costs, net, including Q1 2020 industrial reporting unit goodwill impairment in the amount of $116.2 million. These charges represent plant, property, and equipment depreciation related to the step-up in fair value as part of our acquisition of Colfax Corporation's Fluid Handling ("FH") business, intangible amortization in connection with acquisitions subsequent to December 31, 2011, and step-up in fair value of inventory acquired as part of our FH acquisition. These charges are recorded in either selling, general and administrative expenses or cost of revenues based upon the nature of the underlying asset.

Interest Expense, Net

Interest expense decreased $14.4 million to $34.2 million for 2020. The change in interest expense was primarily due to lower debt balances.

Other Income, Net

Other income, net, was $0.5 million for 2020 compared to $0.8 million in 2019. The difference of $0.3 million primarily relates to net pension income for the retirement plans we acquired as part of the FH acquisition. Effective January 1, 2018 all pension gains and losses are recorded in the Other (Income) Expense, net caption on our consolidated statement of (loss) income. Pension Income was partially offset by unfavorable foreign currency translation.

Comprehensive (Loss) Income

Comprehensive loss increased $46.7 million, from a comprehensive loss position of $144.5 million for the year-ended December 31, 2019 to a comprehensive loss position of $191.2 million for the year-ended December 31, 2020. This change was primarily driven by an increase in net loss of $125.6 million in our continuing operations caused by impairment of goodwill of $116.2 million and increased income taxes of $41.5 million, partially offset by net gain on the sale of the

Instrumentation & Sampling business of $53.2 million and reduced losses in our discontinued operations of $74.0 million as the Distributed Valve business was divested during the year.

As of December 31, 2020, we had a cumulative currency translation adjustment of $18.2 million in Accumulated Other Comprehensive Loss for our Brazil entity. If we were to cease to have a controlling financial interest in the Brazil entity or otherwise satisfy criteria for reclassification of the amount from Accumulated Other Comprehensive Loss to earnings, we would recognize a non-cash charge of $18.2 million based on December 31, 2020 balances, which would be included as a special charge within the consolidated statements of (loss) income.

(Benefit from) Provision for Income Taxes

The table below outlines the change in effective tax rate for 2020 and 2019 (in thousands, except percentages).

	2020	2019	Change
Income (Loss) Before Tax	$(94,136)	$(10,092)	$(84,044)

Expected federal income tax rate	21.0%	21.0%	—%
State income taxes, net of federal tax benefit	(3.8)	15.5	(19.3)
Impairment	(7.1)	—	(7.1)
US permanent differences	—	(1.6)	1.6
Foreign tax rate differential	4.6	4.5	0.1
Tax reserve	(0.8)	(0.3)	(0.5)
Rate Change	(0.1)	5.9	(6.0)
GILTI	(4.0)	(3.9)	(0.1)
Foreign tax credit writeoff	—	—	—
Foreign-derived intangible income ("FDII")	—	10.7	(10.7)
Prior period adjustment	0.4	44.1	(43.7)
Dispositions	(1.0)	(227.0)	226.0
Valuation Allowance	(68.8)	(0.5)	(68.3)
Other, net	0.4	(16.1)	16.5
Equity compensation	(0.5)	(10.8)	10.3
Research and development	—	13.1	(13.1)
Effective tax rate	(59.7)%	(145.4)%	85.7%

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury ("Treasury") and Internal Revenue Service released "Final Regulations" that provide guidance on the section 250 deduction for foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI"). In addition, on July 20, 2020, Treasury released proposed regulations ("Proposed Regulations") concerning GILTI. Based on the expected impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of the Final Regulations during the third quarter of 2020, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the third quarter of 2020. In addition, the Company recorded a valuation allowance related to German deferred tax assets of $14.8 million in income tax expense in the fourth quarter of 2020. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income.

As of December 31, 2020 and 2019, the Company maintained a total valuation allowance of $125.3 million and $44.3 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2020 and 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Results of Operations

2019 Compared With 2018

Consolidated Operations

(in thousands)	2019	2018	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Industrial	$691,688	$776,453	$(84,765)	$(81,044)	$15,280	$(19,001)
Aerospace & Defense	272,625	237,017	35,608	—	39,133	(3,525)
Consolidated Net Revenues	$964,313	$1,013,470	$(49,157)	$(81,044)	$54,413	$(22,526)

Net revenues in 2019 were $964.3 million, a decrease of $49.2 million from 2018 primarily driven by lower revenue as a result of divestitures of $81.0 million and unfavorable foreign exchange of $22.5 million, partially offset by operational growth in all segments of $54.4 million.

The following table present information on net revenues and operating income of our business segments, along with a reconciliation of total segment operating income to the Company's consolidated operating income.

(in thousands)	2019	2018	Change
Net Revenues
Industrial	$691,688	$776,453	$(84,765)
Aerospace & Defense	272,625	237,017	35,608
Consolidated Net Revenues	$964,313	$1,013,470	$(49,157)

Operating Income
Industrial - Segment Operating Income	$90,789	$104,831	$(14,042)
A&D - Segment Operating Income	52,480	36,047	16,433
Corporate expenses	(33,469)	(39,011)	5,542
Subtotal	109,800	101,867	7,933
Restructuring charges, net	5,186	5,848	(662)
Special charges, net	17,686	13,061	4,625
Special and restructuring charges, net (1)	22,872	18,909	3,963
Restructuring related inventory (recoveries) charges, net (1)	(820)	346	(1,166)
Amortization of inventory step-up	—	6,600	(6,600)
Impairment charges	—	—	—
Acquisition amortization	45,715	47,310	(1,595)
Acquisition depreciation	4,352	7,049	(2,697)
Restructuring and other cost, net	49,247	61,305	(12,058)
Consolidated Operating Income	$37,681	$21,653	$16,028

Consolidated Operating Margin	3.9%	2.1%

(1) See Note 5, Special and Restructuring (Recoveries) Charges, net of the consolidated financial statements, for additional details.

Industrial Segment

(in thousands, except percentages)	2019	2018	Change
Net Revenues as reported	$691,688	$776,453	$(84,765)
Net Revenues excluding divestiture (1)	596,501	596,463	38
Segment Operating Income as reported	90,789	104,831	(14,042)
Segment Operating Income excluding divestiture (2)	73,500	77,447	(3,947)
Segment Operating Margin excluding divestiture (2)	12.3%	11.3%
Orders	$663,553	$821,740	$(158,187)

(1) Adjusted for the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines, the October 2018 divestiture of our Rosscor B.V. and SES International B.V. subsidiaries (the "Delden Business"), and the January 2019 divestiture of our Reliability Services business. The Spence and Nicholson product lines generated revenues of $13.5 million and $20.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. The Delden business generated revenues of $0.0 million and $11.3 million for the years ended December 31, 2019, and December 31, 2018, respectively. The Reliability Services business generated $3.1 million and $65.6 million for the years December 31, 2019 and December 31, 2018, respectively.
(2) Adjusted for the August 2019 divestiture of certain assets and liabilities related to our Spence and Nicholson product lines, which contributed $3.5 million and $6.4 million to segment operating income for the year ended December 31, 2019 and December 31, 2018, respectively, and for the divestiture of the Delden business, which contributed $0.0 million and ($0.7) million to segment operating income for the years ended December 31, 2019, and December 31, 2018, respectively. Also adjusted for the Reliability Services business which contributed $0.0 million and $6.6 million to segment operating income for the years ended December 31 2019 and December 31, 2018 respectively.

Industrial segment net revenues, excluding divestitures, remained relatively flat with a less than $0.1 million increase, in 2019 compared to 2018.

Segment operating income, excluding divestitures, decreased $4.0 million, or 5%, to $73.5 million for 2019 compared to $77.5 million for 2018, primarily driven by a decrease in the Pumps businesses of 14%, partially offset by an increase in the Valves businesses of 6% along with operational efficiencies in headquarters.

Industrial segment orders decreased $158.2 million, or 19%, to $663.5 million for 2019 as compared to $821.7 million in 2018, driven by declines within our Pumps businesses of 9%, Refinery Valves of 9% and other Valves businesses of 3%.

QUARTERLY INDUSTRIAL SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2018					2019
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	$221,943	$203,571	$202,022	$194,205	$821,741	$171,834	$164,642	$158,986	$168,091	$663,553
Net Revenues	$181,410	$202,158	$189,452	$203,433	$776,453	$177,615	$181,074	$169,431	$163,568	$691,688
Operating Income	$21,188	$26,279	$26,573	$30,791	$104,831	$22,581	$26,173	$21,278	$20,757	$90,789
Operating Margin	11.7%	13.0%	14.0%	15.1%	13.5%	12.7%	14.5%	12.6%	12.7%	13.1%
Backlog (1)	$282,904	$273,515	$299,644	$274,299	$274,299	$254,942	$238,081	$218,365	$226,208	$226,208
(1) At end of period.

Aerospace & Defense Segment

(in thousands, except percentages)	2019	2018	Change
Net Revenues	$272,625	$237,017	$35,608
Segment Operating Income	52,480	36,047	16,433
Segment Operating Margin	19.2%	15.2%
Orders	$313,939	$277,469	$36,470

Aerospace & Defense segment net revenues increased by $35.6 million, or 15%, in 2019 as compared to 2018. The increase was driven by growth in our Defense businesses of 10% and our Aerospace businesses of 5%.

Segment operating income increased $16.4 million, or 46%, to $52.5 million for 2019 compared to $36.0 million for 2018. The change was driven by increases in our Defense businesses of 25% and our Aerospace businesses of 21%.

Aerospace & Defense segment orders increased $36.5 million, or 13%, to $313.9 million for 2019 compared to $277.5 million in 2018, driven by increases in our Defense businesses of 10% and our Aerospace businesses of 3%.

QUARTERLY A&D SEGMENT INFORMATION
(in thousands, except percentages)
(unaudited)

	2018					2019
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL
Orders	$59,793	$59,441	$81,533	$76,702	$277,469	$88,107	$93,405	$63,968	$68,459	$313,939
Net Revenues	$58,477	$57,500	$57,757	$63,283	$237,017	$61,240	$64,694	$67,621	$79,070	$272,625
Operating Income	$8,931	$6,992	$8,709	$11,415	$36,047	$9,374	$10,443	$13,564	$19,099	$52,480
Operating Margin	15.3%	12.2%	15.1%	18.0%	15.2%	15.3%	16.1%	20.1%	24.2%	19.2%
Backlog (1)	$165,841	$152,081	$150,571	$156,256	$156,256	$206,457	$234,964	$206,917	$194,459	$194,459
(1) At end of period.

Corporate Expenses

Corporate expenses decreased $5.5 million to $33.5 million for 2019. This decrease was primarily driven by ongoing cost savings initiatives resulting in lower professional fees, variable compensation and integration costs

Special and Restructuring charges, net

During 2019, the Company recorded a total of $22.9 million of Special and restructuring charges. In our consolidated statements of (loss) income, these charges are recorded in Special and restructuring charges, net. These costs are primarily related to our simplification and restructuring efforts, as well as professional fees relating to an unsolicited tender offer to acquire the Company. These restructuring charges and other special charges are described in further detail in Note 5, Special and Restructuring (recoveries) charges, net, of the consolidated financial statements included in this Annual Report.
Restructuring and other cost, net

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

Other (Income) Expense, Net

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

(Benefit from) Provision for Income Taxes

The table below outlines the change in effective tax rate for 2019 and 2018 (in thousands, except percentages).

	2019	2018	Change
Income (Loss) Before Tax	$(10,092)	$(23,896)	$13,804

Expected federal income tax rate	21.0%	21.0%	—%
State income taxes, net of federal tax benefit	15.5	3.8	11.7
Impairment	—	—	—
US permanent differences	(1.6)	(1.0)	(0.6)
Foreign tax rate differential	4.5	5.1	(0.6)
Tax reserve	(0.3)	1.3	(1.6)
Rate Change	5.9	—	5.9
GILTI	(3.9)	(20.7)	16.8
Foreign tax credit writeoff	—	(45.6)	45.6
Foreign-derived intangible income ("FDII")	10.7	0.1	10.6
Prior period adjustment	44.1	4.3	39.8
Dispositions	(227.0)	—	(227.0)
Valuation Allowance	(0.5)	(5.5)	5.0
Other, net	(16.1)	(0.8)	(15.3)
Equity compensation	(10.8)	(4.2)	(6.6)
Research and development	13.1	2.7	10.4
Effective tax rate	(145.4)%	(39.5)%	(105.9)%

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

The following table summarizes our cash flow activities for the year-ended indicated (in thousands):

	2020	2019	2018
Cash flow provided by (used in):
Operating activities	$(22,723)	$15,913	$53,994
Investing activities	144,295	153,036	(16,877)
Financing activities	(133,798)	(152,944)	(74,073)
Effect of exchange rate changes on cash and cash equivalents	4,195	197	(5,812)
Increase (decrease) in cash and cash equivalents	$(8,031)	$16,202	$(42,768)

Cash Flow Activities for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the year ended December 31, 2020, we used $22.7 million in cash flow from operating activities compared to generating $15.9 million during the year ended December 31, 2019. The $38.6 million decrease in operating cash was primarily driven by lower income from continuing operations, payment of one-time professional fees, and transition costs related to exiting the upstream oil & gas business, partially offset by higher cash flows from inventory and accounts payable.

During the year ended December 31, 2020, we generated $144.3 million from investing activities compared to generating $153.0 million during the year ended December 31, 2019. The $8.7 million year over year decrease in cash provided was primarily driven by cash used in discontinued investing activities.

During the year ended December 31, 2020, we used $133.8 million in cash from financing activities compared to cash used of $152.9 million during the year ended December 31, 2019. The $19.1 million year over year decrease in cash used by financing activities resulted from lower repayment of long term debt.

As of December 31, 2020, total debt (including current portion) was $507.9 million compared to $636.3 million at December 31, 2019. Total debt is net of unamortized term loan debt issuance costs of $12.0 million and $17.6 million at December 31, 2020 and 2019, respectively. Total debt as a percentage of total shareholders’ equity was 246% as of December 31, 2020 compared to 163% as of December 31, 2019. As of December 31, 2020, we had available capacity to borrow an additional $91.7 million under our revolving credit facility.

As of December 31, 2020, we had borrowings of $507.9 million outstanding under our credit facility and $39.3 million outstanding under letters of credit.

We were in compliance with all financial covenants related to our existing debt obligations at December 31, 2020 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

The ratio of current assets to current liabilities was 2.4:1 at December 31, 2020 compared to 2.4:1 at December 31, 2019. As of December 31, 2020, cash and cash equivalents totaled $76.5 million and was substantially all held in foreign bank accounts. This compares to $84.5 million of cash and cash equivalents as of December 31, 2019, with balances all substantially held in foreign bank accounts. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside of the United States.

In 2021, we expect to generate positive cash flow from operating activities sufficient to support our capital expenditures and service our debt. Based on our expected cash flows from operations and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over at least the next twelve months from date of filing the 2020 financial statements.

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

During the fourth quarter of 2019, the Company entered into a definitive agreement to sell its non-core Instrumentation and Sampling ("I&S") business to Crane Co. for $172 million, in cash, subject to working capital adjustments. The transaction closed on January 31, 2020. The I&S business manufactures valves, fittings, regulators and sampling systems primarily serving energy end markets. The Company received net cash proceeds from sale of $169.8 million and recognized a pre-tax gain on sale of $54.6 million.

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

During the year ended December 31, 2019, we generated $153.0 million for investing activities compared to cash used of $16.9 million during the year ended December 31, 2018. The $169.9 million year over year increase in cash provided was primarily driven by cash proceeds from the sale of certain assets and liabilities related to Spence and Nicholson products lines for $84.5 million and the sale of the Reliability Services business for approximately $85 million.

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

Significant Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2020 that affect our liquidity (in thousands):

	Payments due by Period
	Total (1)	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Contractual Cash Obligations:
Long-term debt, less current portion	$519,938	$—	$27,900	$492,038	$—
Interest payments on debt	122,945	33,217	61,519	28,209	—
Operating leases	20,585	5,153	6,312	3,471	5,649
Total contractual cash obligations	$663,468	$38,370	$95,731	$523,718	$5,649
Commercial Commitments:
U.S. standby letters of credit	$29,683	$19,891	$9,792	$—	$—
International standby letters of credit	9,619	6,164	2,137	614	704
Commercial contract commitments	100,965	83,686	12,168	5,083	28
Total commercial commitments	$140,267	$109,741	$24,097	$5,697	$732

Our commercial contract commitments primarily relate to open purchase orders of $94.0 million, $11.7 million of which extend to 2022 and beyond.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2020, we had unrecognized tax benefits of $1.1 million and $0.1 million of accrued interest. The Company does not expect the unrecognized tax benefits to change over the next 12 months.

During the fiscal year ended December 31, 2020, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.1 million to our foreign plans. During the fiscal year ended December 31, 2019, we made cash contributions of approximately $0.8 million to our U.S. plans and $4.3 million for our foreign plans. During the fiscal year ended December 31, 2018, we did not make any cash contributions to our defined benefit plan, but made $0.4 million in payments for our non-qualified plans. In addition, we made $0.5 million, $3.4 million, $1.8 million in payments to our 401(k) savings plan for 2020, 2019 and 2018, respectively.

In 2021, we expect to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.1 million in the U.S. and approximately $3.9 million for our foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. We anticipate fulfilling these commitments through the generation of cash flow from operations.

Off-Balance Sheet Arrangements

Through December 31, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Foreign Currency Exchange Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. During 2019, the Company entered into a cross-currency swap ("cross-currency swap") agreement to hedge against future volatility in exchange rates between the U.S. dollar and the Euro. We believe our exposure to changes in foreign currency is not material given our hedging policy. For additional information regarding our foreign currency exchange risk refer to Note 12, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Interest Rate Risk

Loans under our credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. These loans are subject to interest rate risk as interest rates will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2020, the annual rates on the revolving loans were 5.8975%. The Company entered into a hedging agreement to mitigate the inherent rate risk associated with our outstanding variable rate debt. We believe our exposure to changes in interest rates is not material given our hedging policy. Refer to Note 12, Financing Arrangements, of the consolidated financial statements included in this Annual Report.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes thereto are listed in Item 15(a)(1) on the Index to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely manner.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we did not maintain a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. This material weakness contributed to the following additional material weaknesses detailed below.

•We did not design and maintain effective controls to analyze, account for and review non-routine transactions at the corporate level, including accounting for the financial statement effects of business dispositions, adverse purchase commitment liabilities, restricted cash balance sheet classification and other non-recurring transactions.
•We did not design and maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, we did not maintain effective controls over the completeness and review of supporting schedules and accuracy of underlying data supporting account reconciliations prepared at the corporate level and certain of our shared service locations.

These material weaknesses had resulted in audit adjustments to the Company's consolidated financial statements in the areas of income taxes, cash and cash equivalents (including restricted cash), adverse purchase commitment liabilities and other liabilities, and special charges related to non-recurring transactions as of and for the year ended December 31, 2019.

During the year ended December 31, 2020, we implemented remedial actions to implement new controls, enhance existing controls and change processes. The remedial actions included the following:

•Hired additional full-time corporate accounting resources with appropriate levels of experience
•Allocated additional resources to the Corporate accounting function, including the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations
•Enhanced training on a regular basis related to internal control over financial reporting for our finance and accounting personnel
•Added additional controls for review of transactions with higher level of subjectivity and non-routine transactions
•Improved processes and enhanced controls over the preparation and review of account reconciliations including specific controls on completeness and accuracy of underlying data.

During the quarter ended December 31, 2020, we completed the implementation and testing of the operating effectiveness of the remediated controls and concluded that the previously identified material weaknesses have been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the remediation of the 2019 material weaknesses described above there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Code of Ethics

The Company has implemented and regularly monitors compliance with a comprehensive Code of Conduct & Business Ethics (the "Code of Conduct"), which applies uniformly to all directors, executive officers, and employees. Among other things, the Code of Conduct addresses conflicts of interest, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable law (including insider trading and anti-bribery laws), and reporting of illegal or unethical behavior. The Code of Conduct is available on the Company's website at www.CIRCOR.com under the "Investors" tab and a hard copy will be provided by the Company to any stockholder who requests it by writing to the Company's Secretary at the Company's executive offices. In addition, we will post on our website all disclosures that are required by SEC regulations or NYSE listing standards with respect to amendments to, or waivers from, any provision of the Code of Conduct.

Item 11.    Executive Compensation

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,217,199	(1)	$31.92	(3)	457,953
Equity compensation plans not approved by security holders	194,511	(2)	$10.89	(3)	N/A
Total	1,411,710		$23.61		457,953
(1)Reflects 15,460 stock options granted under the Company’s Amended and Restated 1999 Stock Option and Incentive Plan, 501,325 stock options and 167,047 restricted stock units granted under the Company's 2014 Stock Option and Incentive Plan, and 533,367 restricted stock units granted under the Company's 2019 Stock Option and Incentive Plan.
(2)Reflects 150,000 stock options issued as an inducement equity award to our President and CEO on April 9, 2013 as well as 44,511 restricted stock units issued as an inducement equity award to our SVP and CFO on April 2, 2020. These awards were granted pursuant to the inducement award exemption under Section 303A.08 of the NYSE Listed Company Manual. Details of this grant, including vesting terms, are set forth in Note 13, Share-Based Compensation, of the consolidated financial statements included in this Annual Report.
(3)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 14.    Principal Accounting Fees and Services

The information required under this item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Report of Ernst & Young LLP dated March 15, 2021 on the Company's financial statements filed as a part hereof for the fiscal year ended December 31, 2020 and on the Company's internal control over financial reporting as of December 31, 2020 is included in this Annual Report on Form 10-K. The independent registered public accounting firm's consent with respect to this report appears in Exhibit 23.1 of this Annual Report on Form 10-K. Report of PricewaterhouseCoopers LLP dated March 30, 2020, except for the change in reportable segments discussed in Note 18 to the consolidated financial statements, as to which the date is March 15, 2021 on the Company’s financial statements filed as a part hereof as of December 31, 2019 and for the fiscal years ended December 31, 2019 and 2018 is included in this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23.2 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	96

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
2.4
Quota Purchase Agreement, dated as of July 13, 2019, as amended by Amendment No. 1 to the Quota Purchase Agreement, dated as of July 26, 2019, between CEP Holdings Sarl and P&P Flow Control AG, incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on August 1, 2019

2.5
Asset Purchase Agreement, dated as of August 30, 2019, by and among Spence Engineering Company, Inc., Leslie Controls, Inc., Emerson Process Management Regulator Technologies, Inc. and the Company (for certain enumerated provisions), incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on September 6, 2019

2.6
Amended and Restated Securities Purchase Agreement, dated as of January 31, 2020, by and among CIRCOR Dovianus Holdings B.V., CIRCOR Aerospace, Inc., the Company and Crane Co., incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on February 5, 2020

2.7	Securities Purchase Agreement, dated as of June 5, 2020, by and between CIRCOR Energy Products, LLC and Rheinsee 765. V V GmbH (Renamed into “MS Valves GmbH”), incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 23, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020
3.2	Second Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2020
4.1**	Description of Securities Registered under Section 12 of the Exchange Act
10.1	Credit Agreement, dated as of December 11, 2017, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and collateral agent, SunTrust Bank, as revolver administrative agent, swing line lender and a letter of credit issuer, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc., as joint-lead arrangers and joint-bookrunners, and Citizens Bank, N.A. and HSBC Securities (USA) Inc. as co-managers incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the SEC on December 12, 2017
10.2	Amendment No 2. to the Credit Agreement, dated as of February 19, 2020, by and among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Trust Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.56 to the Company’s Form 10-K, filed with the SEC on March 31, 2020
10.33	Amendment No. 3 to the Credit Agreement, dated as of February 26, 2020, by and among the Company, certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Trust Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 28, 2020
10.4	Amendment No. 4 to the Credit Agreement, dated as of May 18, 2020, by and among the Company, Inc., certain domestic subsidiaries of the Company, as guarantors, the lenders party thereto, Deutsche Bank AG New York Branch, as term loan administrative agent and as collateral agent and Truist Bank (formerly known as SunTrust Bank), as revolver administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 22, 2020
10.5§
CIRCOR International, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (as amended, the “1999 Stock Option and Incentive Plan”), incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-125237, filed with the SEC on May 25, 2005

10.6§	First Amendment to the 1999 Stock Option and Incentive Plan, dated as of December 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 7, 2005
10.7§	Second Amendment to the 1999 Stock Option and Incentive Plan, dated as of February 12, 2014, incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K, filed with the SEC on March, 1 2018
10.8§	Form of Non-Qualified Stock Option Agreement for Employees (Three Year Cliff Vesting) under the 1999 Stock Option and Incentive Plan , incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 10, 2010
10.9§	CIRCOR International, Inc. Amended and Restated Management Stock Purchase Plan dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March1, 2018
10.10§	Form of Indemnification Agreement entered into by the Company and its directors and certain of its officers incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K, filed with the SEC on March 12, 2003
10.11§	Stock Option Inducement Award Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on April 15, 2013
10.12§	Severance Agreement, dated as of April 9, 2013, between the Company and Scott A Buckhout, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on April 15, 2013

10.13§	CIRCOR International, Inc. 2014 Stock Option and Incentive Plan (the "2014 Stock Option and Incentive Plan") incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed with the SEC on March 21, 2014
10.14§	First Amendment to 2014 Stock Option and Incentive Plan, dated February 12, 2014, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K, filed with the SEC on February 18, 2015
10.15§	Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-K, filed with the SEC on February 21, 2017
10.16§	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K, filed with the SEC on February 21, 2017
10.17§	Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.18§	Form of Management Stock Purchase Plan Restricted Stock Unit Agreement for Employees and Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.19§	Form of Non-Qualified Stock Option Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.20§	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.21§	Form of Restricted Stock Unit Agreement for Directors under the 2014 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q, filed with the SEC on May 14, 2019
10.22§
CIRCOR International, Inc. 2019 Stock Option and Incentive Plan (the “2019 Stock Option and Incentive Plan”), incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on May 14, 2019

10.23§	Form of Performance-Based Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on August 1, 2019
10.24§	Form of Updated Performance-Based Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.25§	Form of 2020 Special One Year Restricted Stock Unit Agreement under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.26§	Form of Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.27§	Form of Restricted Stock Unit Agreement for Directors under the 2019 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.28§	First Amendment to the Amended and Restated Management Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on November 13, 2019
10.29§	Offer Letter, dated March 28, 2020, between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed with the SEC on June 1, 2020
10.30§	Form of Inducement Restricted Stock Unit Agreement between the Company and Abhishek Khandelwal, incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-237554, filed with the SEC on April 2, 2020
10.31§	Form of Amended and Restated Executive Change in Control Agreement, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed with the SEC on August 7, 2020
10.32§**	Form of Severance Agreement between the Company and each of its executive officers other than Scott A. Buckhout
10.33§**	Form of Restrictive Covenants Agreement between the Company and each of its executive officers
10.34	Letter from PricewaterhouseCoopers LLP to the SEC, dated June 5, 2020, incorporated herein by reference to Exhibit 16.1 to the Company’s Form 8-K, filed with the SEC on June 5, 2020

21**	Schedule of Subsidiaries of CIRCOR International, Inc.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from CIRCOR International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows:
(i)	Consolidated Balance Sheets as of December 31, 2020 and 2019
(ii)	Consolidated Statements of (Loss) Income for the years ended December 31, 2020, 2019 and 2018
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
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

CIRCOR INTERNATIONAL, INC.

By:	/s/ Scott A. Buckhout
Scott A. Buckhout President and Chief Executive Officer

Date:	March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott A. Buckhout	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Scott A. Buckhout
/s/ Abhi Khandelwal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2021
Abhi Khandelwal
/s/ Amit Goel	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2021
Amit Goel
/s/ Helmuth Ludwig	Chair of the Board of Directors	March 15, 2021
Helmuth Ludwig
/s/ Samuel Chapin	Director	March 15, 2021
Samuel Chapin
/s/ David F. Dietz	Director	March 15, 2021
David F. Dietz
/s/ Tina M. Donikowski	Director	March 15, 2021
Tina M. Donikowski
/s/ Bruce M. Lisman	Director	March 15, 2021
Bruce M. Lisman
/s/ John A. O'Donnell	Director	March 15, 2021
John A. O’Donnell
/s/ Jill D. Smith	Director	March 15, 2021
Jill D. Smith
/s/ Peter M. Wilver	Director	March 15, 2021
Peter M. Wilver

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CIRCOR International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CIRCOR International, Inc. (the Company) as of December 31, 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Realizability of Deferred Tax Assets
Description of the Matter	As described in Note 10 to the consolidated financial statements, as of December 31, 2020, the Company had deferred tax assets before valuation allowance of $166.8 million. As of December 31, 2020, the Company recorded a valuation allowance of $125.3 million for its deferred tax assets. The Company records a valuation allowance based on management’s assessment of the realizability of the Company’s deferred tax assets. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, considering the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

Auditing management's assessment of the realizability of deferred tax assets was complex and highly judgmental because of the subjectivity involved in projecting future taxable income and the complexities involved in considering relevant tax laws and regulations. In addition, the weighting of available positive and negative evidence relevant to the assessment involved significant judgment.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the realizability of its deferred tax assets. Our procedures included testing management’s controls over the consideration of various tax laws and regulations and the weighting of available positive and negative evidence.

Among other procedures performed, we tested the Company’s projections of future taxable income supporting the realizability of deferred tax assets. We tested the Company’s forecasts by comparing them to historical results and current industry, market and economic trends. We involved our tax professionals in evaluating relevant tax laws and regulations affecting the Company’s assessment and testing the other sources of taxable income that were considered. We also assessed the weighting of available positive and negative evidence by management in evaluating whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, we tested the completeness and accuracy of the underlying data that was used in the Company’s assessment.
Goodwill Impairment Assessment for the Industrial Reporting Unit
Description of the Matter	As discussed in Note 9 to the consolidated financial statements, the Industrial reporting unit goodwill balance was $101.4 million as of December 31, 2020. Management performs an impairment assessment at the reporting unit level on an annual basis as of the Company’s October month end or more frequently if circumstances warrant. As a result of an interim impairment assessment in March 2020, the Company recorded a $116.2 million goodwill impairment loss for the Industrial reporting unit. In its interim and annual goodwill impairment assessment, the Company measured the fair value of the Industrial reporting unit using an income approach based on the present value of future cash flows. The fair value was compared to the carrying value of the reporting unit as of the dates of each assessment.

Auditing management’s goodwill impairment analyses for the Industrial reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions such as revenue growth rates and discount rates, which are affected by expectations about business, market and overall economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to complete its goodwill impairment assessment. Our procedures included testing management’s controls over the review of each reporting unit’s valuation model, including review of the significant assumptions discussed above.

To test the estimated fair value of the Company’s Industrial reporting unit, with the support of our valuation specialists, we performed audit procedures that included, among others, assessing the valuation methodology used by the Company and testing the significant assumptions and the completeness and accuracy of underlying data used by management in its analyses. We compared the revenue growth rates to management’s internal projections and historical results, current and forecasted industry and economic trends, analyst reports, and forecasted peer company information. We also evaluated the selection of the discount rates by developing a range of independent estimates and comparing those to the rates selected by management. In addition, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts
March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CIRCOR International, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CIRCOR International, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CIRCOR International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statement of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for the year ended December 31, 2020, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CIRCOR International, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of CIRCOR International, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2020, except for the change in reportable segments discussed in Note 18 to the consolidated financial statements, as to which the date is March 15, 2021

We served as the Company's auditor from 2015 to 2020.

CIRCOR INTERNATIONAL, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,452	$84,531
Trade accounts receivable, less allowance for doubtful accounts of $9,035 and $3,086, respectively	102,730	125,422
Inventories	129,084	137,309
Prepaid expenses and other current assets	93,226	66,664
Assets held for sale	5,073	161,193
Total Current Assets	406,565	575,119
PROPERTY, PLANT AND EQUIPMENT, NET	168,763	172,179
OTHER ASSETS:
Goodwill	158,944	271,893
Intangibles, net	353,595	385,542
Deferred income taxes	779	30,852
Other assets	41,882	35,360
TOTAL ASSETS	$1,130,528	$1,470,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,236	$79,399
Accrued expenses and other current liabilities	75,624	94,169
Accrued compensation and benefits	28,332	19,518
Liabilities held for sale	—	43,289
Total Current Liabilities	165,192	236,375
LONG-TERM DEBT	507,888	636,297
DEFERRED INCOME TAXES	28,980	21,425
PENSION LIABILITY, NET	163,642	146,801
OTHER NON-CURRENT LIABILITIES	58,785	38,636
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,373,813 and 21,284,850 shares issued at December 31, 2020 and 2019, respectively	214	213
Additional paid-in capital	452,728	446,657
(Accumulated deficit) retained earnings	(86,461)	99,280
Common treasury stock, at cost (1,372,488 shares at December 31, 2020 and 2019)	(74,472)	(74,472)
Accumulated other comprehensive loss	(85,968)	(80,267)
Total Shareholders’ Equity	206,041	391,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,528	$1,470,945

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$773,271	$964,313	$1,013,470
Cost of revenues	530,844	655,504	688,267
Gross Profit	242,427	308,809	325,203
Selling, general and administrative expenses	220,994	248,256	284,641
Impairment charges	116,182	—	—
Special and restructuring (recoveries) charges, net	(34,303)	22,872	18,909
Operating (loss) income	(60,446)	37,681	21,653
Other expense (income):
Interest expense, net	34,219	48,609	52,975
Other (income) expense, net	(529)	(836)	(7,426)
Total other expense, net	33,690	47,773	45,549
(Loss) income from continuing operations before income taxes	(94,136)	(10,092)	(23,896)
Provision for (Benefit from) income taxes	56,222	14,676	9,451
(Loss) Income from continuing operations, net of tax	(150,358)	(24,768)	(33,347)
(Loss) Income from discontinued operations, net of tax	(35,140)	(109,167)	(6,037)
Net (Loss) Income	$(185,498)	$(133,935)	$(39,384)

Basic (Loss) Income per common share:
Basic from continuing operations	$(7.52)	$(1.24)	$(1.68)
Basic from discontinued operations	$(1.76)	$(5.48)	$(0.30)
Net (Loss) Income	$(9.28)	$(6.73)	$(1.99)

Diluted (Loss) Income per common share:
Diluted from continuing operations	$(7.52)	$(1.24)	$(1.68)
Diluted from discontinued operations	$(1.76)	$(5.48)	$(0.30)
Net (Loss) Income	$(9.28)	$(6.73)	$(1.99)

Weighted average common shares outstanding:
Basic	19,982	19,903	19,834
Diluted	19,982	19,903	19,834

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(185,498)	$(133,935)	$(39,384)
Other comprehensive (loss) income:
Foreign currency translation adjustments	6,949	(4,740)	(20,523)
Interest rate swap adjustments (1)	1,196	(5,390)	(1,516)
Other net changes in post-retirement liabilities and assets - recognized actuarial (loss) gains (2)	(13,846)	(398)	(11,087)
Net periodic pension costs amortization	—	—	117
Other comprehensive (loss) income	(5,701)	(10,528)	(33,009)
COMPREHENSIVE (LOSS) INCOME	$(191,199)	$(144,463)	$(72,393)

(1)Net of an income tax effect of $0.5 million, $1.6 million and $(0.5) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Net of an income tax effect of $0.0 million, $1.9 million, and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(185,498)	$(133,935)	$(39,384)
(Loss) from discontinued operations	(35,140)	(109,167)	(6,037)
(Loss) income from continuing operations	(150,358)	(24,768)	(33,347)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	20,385	22,045	26,183
Amortization	43,662	47,591	49,129
Provision for bad debt expense	6,099	617	(261)
Write down of inventory	3,618	366	7,675
Compensation expense of share-based plans	5,488	5,418	4,965
Amortization of debt issuance costs	7,460	4,622	3,937
Deferred income tax expense (benefit)	48,770	(3,440)	(2,367)
(Gain) loss on disposal of property, plant and equipment	—	(1,793)	1,380
Goodwill Impairment	116,182	—	—
(Gain) Loss on sale of businesses	(54,429)	3,615	1,882
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	23,506	24,339	(12,229)
Inventories	5,780	(9,557)	6,620
Prepaid expenses and other assets	(34,824)	7,360	(26,770)
Accounts payable, accrued expenses and other liabilities	(49,501)	(34,168)	30,458
Net cash (used in) provided by continuing operations	(8,162)	42,247	57,255
Net cash (used in) provided by discontinued operations	(14,561)	(26,334)	(3,261)
Net cash (used in) provided by operating activities	(22,723)	15,913	53,994
INVESTING ACTIVITIES
Additions of property, plant and equipment	(12,222)	(13,855)	(20,114)
Proceeds from the sale of property, plant and equipment	(322)	6,172	156
Proceeds from collection of beneficial interest of factored receivables	2,957	861	—
Proceeds from sale of business	165,540	162,591	2,753
Business acquisitions, net of cash acquired	—	—	3,727
Net cash provided by (used in) continuing investing activities	155,953	155,769	(13,478)
Net cash (used in) provided by discontinued investing activities	(11,658)	(2,733)	(3,399)
Net cash provided by (used in) investing activities	144,295	153,036	(16,877)
FINANCING ACTIVITIES
Proceeds from long-term debt	219,000	281,600	248,300
Payments of long-term debt	(352,916)	(434,797)	(260,146)
Proceeds from the exercise of stock options	118	253	690
Return of cash to seller	—	—	(62,917)
Net cash used in continuing financing activities	(133,798)	(152,944)	(74,073)
Net cash (used in) provided by financing activities	(133,798)	(152,944)	(74,073)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,195	197	(5,812)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,031)	16,202	(42,768)
Cash, cash equivalents and restricted cash at beginning of year	85,727	69,525	112,293
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$77,696	$85,727	$69,525
Cash paid during the year for:
Income taxes	$13,074	$16,711	$633
Interest	$33,993	$47,544	$50,326
Non-cash supplemental information:
Change in fair value for shares issued in acquisition	$—	$—	$(3,783)
Accrued purchase price settled	$—	$—	$(2,299)
 The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	19,785	$212	$438,721	$274,243	$(36,730)	$(74,472)	$601,974
Net loss	—	—	—	(39,384)	—	—	(39,384)
Cumulative effect adjustment related to the adoption of revenue recognition standard (ASC 606)	—	—	—	(2,757)	—	—	(2,757)
Other comprehensive loss, net of tax	—	—	—	—	(33,009)	—	(33,009)
Stock options exercised	18	—	690	—	—	—	690
Conversion of restricted stock units	42	—	291	—	—	—	291
Share-based plan compensation	—	—	4,971	—	—	—	4,971
Measurement period change in fair value of common stock to acquire a business	—	—	(3,783)	—	—	—	(3,783)
BALANCE AT DECEMBER 31, 2018	19,845	$212	$440,890	$232,102	$(69,739)	$(74,472)	$528,993
Net loss				(133,935)	—	—	(133,935)
Cumulative effect adjustment related to adoption of ASC 842	—	—	—	1,113	—	—	1,113
Other comprehensive loss, net of tax	—	—	—	—	(10,528)	—	(10,528)
Stock options exercised	6	—	253	—	—	—	253
Conversion of restricted stock units	61	1	(65)	—	—	—	(64)
Share-based plan compensation	—	—	5,579	—	—	—	5,579
BALANCE AT DECEMBER 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss				(185,498)	—	—	(185,498)
Cumulative effect adjustment related to adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Other comprehensive loss, net of tax					(5,701)	—	(5,701)
Other	—	—	—	(21)	—	—	(21)
Stock options exercised	3	—	118	—	—	—	118
Conversion of restricted stock units	86	1	239	—	—	—	240
Share-based plan compensation	—	—	5,714	—	—	—	5,714
BALANCE AT DECEMBER 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041

The accompanying notes are an integral part of these consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(1)    Description of Business

CIRCOR International, Inc. (“CIRCOR” or the “Company” or “we”) designs, manufactures and distributes a broad array of flow and motion control products and certain services to a variety of end-markets for use in a wide range of applications to optimize the efficiency and/or ensure the safety of flow control systems. CIRCOR has a global presence and operates major manufacturing facilities in North America, Western Europe, Morocco, India and China.

As of December 31, 2020, the Company organized its business segment reporting structure into two segments: CIRCOR Aerospace & Defense ("Aerospace & Defense") and CIRCOR Industrial ("Industrial"). Refer to Note 18, Business Segment and Geographical Information, for further information about the segments.

During 2019 and 2020, the Company entered into several significant transactions as described below.

In January 2019, the Company sold its Reliability Services ("RS") business for approximately $85 million in cash, on a cash-free, debt-free basis, subject to working capital and other adjustments of approximately $(5) million. The RS business provided lubrication management, chemical flushing services, and oil misting equipment to the oil and gas industry. The RS business was acquired as part of the acquisition of the Colfax Fluid Handling (“FH”) business. The disposal group did not meet the criteria to be classified as discontinued operations. However, it did meet the criteria for presentation as held for sale. Accordingly, the RS assets and liabilities were collapsed as held for sale within the consolidated balance sheet at December 31, 2018.

In July 2019, the Company sold its Engineered Valves ("EV") business for a nominal amount, with an earnout of 50% of net income over seven years up to a maximum of $21.8 million (€18 million). The EV business is a long-cycle upstream oil and gas engineered value business. The disposal group met the criteria to be classified as discontinued operations, and is recorded as such within the consolidated financial statements. All prior period comparative financial information has been reclassified to conform with this presentation.

In August 2019, the Company sold certain assets and liabilities related to its Spence and Nicholson product lines for $84.5 million, subject to adjustment for working capital and other specified items of approximately $(0.5) million. The Spence and Nicholson product lines include steam regulators, control valves, safety relief valves, temperature regulators, steam traps and other steam accessories and solutions. The disposal group did not meet the criteria to be classified as discontinued operations.

In January 2020, the Company completed the sale of the non-core Instrumentation and Sampling (“I&S”) business to Crane Co. for $169.1 million in cash, net of working capital adjustments. The I&S business manufactured fittings, regulators, sampling systems and valves. The disposal group did not meet the criteria to be classified as a discontinued operation. However, it did meet the criteria for presentation as held for sale as of the end of 2019. Accordingly, the I&S assets and liabilities were collapsed as held for sale within the consolidated balance sheet at December 31, 2019.

In June 2020, the Company completed the disposition of its Distributed Valves ("DV") business at a cost of $10.8 million inclusive of working capital adjustments, while also retaining certain liabilities related to the business. The DV business was a long-cycle upstream oil and gas engineered valve business. This disposal group met the criteria to be classified as held for sale and a discontinued operation, and was recorded as such within the consolidated financial statements as of December 31, 2019. All prior period comparative financial information has been reclassified to conform with this presentation.

For more information on the discontinued operations and held for sale transactions, see Note 3, Discontinued Operations and Assets Held for Sale.

Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The COVID-19 pandemic is continuing to impact on the global economy, resulting in rapidly changing market and economic conditions. As of March 29, 2020, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an indefinite-lived intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment. See Note 9, Goodwill and Other Intangibles Assets, for additional information on the goodwill impairment. The Company expects the effects of the COVID-19 pandemic to continue to negatively impact its results of operations, cash flows and financial position. While the Company’s consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of the COVID-19 pandemic as of the date of the consolidated financial statements, the estimates and assumptions are subject to inherent uncertainties surrounding the severity and duration of COVID-19.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates, some of which are impacted by management’s estimates and assumptions regarding the effects of the COVID-19 pandemic, relate to recoverability of goodwill and indefinite-lived trade names, estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefits obligations, acquisition accounting, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates considering the increased uncertainties surrounding the severity and duration of COVID-19.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, as separate line items on the consolidated statements of financial position. Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further information.

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

Revenues on point in time contracts are recognized when customer obtains control of the product, which is generally at the time of shipping. Revenues and costs on certain long-term contracts are recognized on the percentage-of-completion method measured on the basis of costs incurred to estimated total costs for each contract. This method is used because management considers it to be the best available measure of progress towards completion on these contracts. Revenues and costs on contracts are subject to changes in estimates throughout the duration of the contracts, and any required adjustments are made in the period in which a change in estimate becomes known. Unbilled receivables for net revenues recognized in excess of the amounts billed for active projects are recognized as contract assets on the balance sheet.

The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling costs invoiced to customers are recorded as components of revenues and the associated costs are recorded as cost of revenues. The Company recognizes revenue net of sales returns, rebates, penalties, and discounts. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

The following table presents changes in the allowance for doubtful accounts for the years ended December 31 (in thousands):

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year ended
December 31, 2020
Deducted from asset account:
Allowance for doubtful accounts	$3,086	$6,099	$929	$(1,079)	$9,035
Year ended
December 31, 2019
Deducted from asset account:
Allowance for doubtful accounts	$2,270	$1,777	$(198)	$(763)	$3,086
Year ended
December 31, 2018
Deducted from asset account:
Allowance for doubtful accounts	$2,865	$(262)	$(95)	$(238)	$2,270
(1) Uncollectible accounts written off, net of recoveries.

Goodwill

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of its October month end or more frequently if circumstances warrant. Its annual impairment assessment requires a comparison of the fair value of each of its reporting units to the respective carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit is greater than its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, the Company estimates the fair value of its reporting units using an income approach based on the present value of future cash flows. It believes this approach yields the most appropriate evidence of fair value. The Company also utilizes the comparable company multiples method and market transaction fair value method to validate the fair value estimate using the income approach. The key assumptions utilized in its discounted cash flow model includes estimates of the rate of revenue growth and the discount rate based on a weighted average cost of capital. Any unfavorable material changes to these key assumptions could potentially impact its fair value determinations.

For additional information, see Note 9, Goodwill and Other Intangible Assets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual cost. Cost is generally determined on the first-in, first-out (“FIFO”) basis. The Company typically analyzes its inventory aging and projected future usage on a quarterly basis to assess the adequacy of its inventory valuation reserve, which primarily consists of obsolescence and net realizable value estimates. These estimates are measured either on an item-by-item basis or higher-level inventory grouping and determined based on the difference between the cost of the inventory and estimated net realizable value. The provision for inventory valuation reserves is a component of the Company's cost of revenues. Assumptions about future demand are among the primary factors utilized to estimate net realizable value. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Only subsequent inventory transactions via sale or disposal would then release the established inventory reserve.

If there were to be a sudden and significant decrease in demand for its products, significant price reductions, or a higher incidence of inventory obsolescence for any reason, including a change in technology or customer requirements, the Company could be required to increase its inventory valuation reserves, which could adversely affect its gross profits.

Legal Contingencies

The Company is currently involved in various legal claims and legal proceedings, some of which may involve substantial dollar amounts. Periodically, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, it accrues a liability for the estimated loss. The determination of probability and the determination as to whether exposure can be reasonably estimated requires management estimates. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on its business, results of operations and financial position.

For more information see Note 16, Contingencies, Commitments and Guarantees.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, such as trade names, are generally recorded and valued in connection with a business acquisition. For these assets, the Company performs a qualitative assessment on an annual basis to determine if it is more likely than not the asset is impaired ("Step 0" test). These assets are reviewed at least annually for impairment as of the October month end, or more frequently if facts and circumstances warrant. For any that fail the Step 0 test, the Company performs an impairment assessment at the asset level utilizing a fair value calculation. The Company has the option to bypass the qualitative assessment for an indefinite lived intangible asset in any period and proceed directly to the quantitative impairment test. Determining the fair value is subjective and requires the use of significant estimates and assumptions. With the assistance of an independent third-party appraisal firm, the Company estimates the fair value using the relief from royalty method.

For more information see Note 9, Goodwill and Other Intangible Assets.

Other Long-Lived Assets

In accordance with ASC Topic 360, Plant, Property, and Equipment, the Company performs impairment analyses of long-lived asset groups whenever events and circumstances indicate impairment. If indicators are present, it performs a recoverability test by comparing the sum of the undiscounted future cash flows specific to the asset group to its carrying value. If the recoverability test fails (sum of undiscounted cash flows are less than the asset group's carrying value), it then determines the fair value of the asset group and recognizes an impairment loss if the carrying value exceeds the estimated fair value.

For more information, see Note 8, Property, Plant and Equipment.

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

Unrecognized actuarial gains and losses in excess of the 10% corridor (defined as the threshold above which gains or losses need to be amortized) are being recognized for all plans over the weighted average expected remaining service period of the employee group unless substantially all participants are inactive in which case the average remaining lifetime of covered participants is used. Unrecognized actuarial gains and losses arise from several factors including changes in the benefit obligations from actuarial experience and assumption changes, as well as the difference between expected returns and actual returns on plan assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if the Company anticipates that it is more likely than not that it may not realize some or all of a deferred tax asset.

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

If future results of operations exceed the Company's current expectations, its existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. Consequently, the Company may need to establish additional tax valuation allowances for a portion or all of the gross deferred tax assets, which may have a material adverse effect on its results of operations.

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

With respect to global intangible low-taxed income ("GILTI"), the Company has adopted a policy to account for this provision as a period cost. Also, the Company has adopted the impact of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2018-05 in its financial statements.

For additional information, see Note 10, Income Taxes.

Share-Based Compensation

Share-based compensation costs are based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Accounting for Share Based Payments, and these costs are recognized over the requisite vesting period. The Black-Scholes option pricing model is used to estimate the fair value of each stock option at the date of grant. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting service termination assumptions based on an analysis of historical data.

For additional information, see Note 13, Share-Based Compensation.

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

Foreign Currency and Foreign Currency Contracts

The Company's international subsidiaries operate and report their financial results using local functional currencies. Accordingly, all assets, liabilities, revenues, and costs of these subsidiaries are translated into United States ("U.S.") dollars using exchange rates in effect at the end of the relevant periods. The resulting translation adjustments are presented as a separate component of other comprehensive income. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk and interest rate risk. The Company currently uses derivative instruments to manage foreign currency risk on certain business transactions denominated in foreign currencies. To the extent the underlying transactions hedged are completed, these forward contracts do not subject us to significant risk from exchange rate movements because they offset gains and losses on the related foreign currency denominated transactions. These forward contracts do not qualify as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment. Any gains and losses on the Company's contracts are recognized as a component of other expense in its consolidated statements of (loss) income.

The Company is subject to exchange rate related gains or losses resulting from foreign currency denominated transactions. Its net foreign exchange losses / (gains) recorded for the years ended December 31, 2020, 2019 and 2018 were $2.9 million, $(0.4) million, and $(1.7) million, respectively and are included in other (income) expense in the consolidated statements of (loss) income.

For additional information, see Note 12, Financing Arrangements.

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

Earnings per common share and the weighted average number of shares used to compute net earnings per common share, basic and assuming full dilution, are reconciled below (in thousands, except per share data):

	Year Ended December 31,
	2020			2019			2018
	Net (Loss)	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount
Basic EPS	$(185,498)	19,982	$(9.28)	$(133,935)	19,903	$(6.73)	$(39,384)	19,834	$(1.99)
Dilutive securities, principally common stock awards	—	—	—	—	—	—	—	—	—
Diluted EPS	$(185,498)	19,982	$(9.28)	$(133,935)	19,903	$(6.73)	$(39,384)	19,834	$(1.99)

Certain stock options to purchase common shares and restricted stock units ("RSUs") were anti-dilutive. There were 663,986 anti-dilutive stock options, RSUs, and RSU MSPs for the year ended December 31, 2020 with exercise prices ranging from $33.63 to $71.56. There were 431,165 anti-dilutive stock options and RSUs for the year ended December 31, 2019 with exercise prices ranging from $33.63 to $71.56. There were 1,041,454 anti-dilutive stock options and RSUs for the year ended December 31, 2018 with exercise prices ranging from $26.06 to $71.56.

Cash and Cash Equivalents

The Company's cash equivalents are invested in time deposits of financial institutions, and it has established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased.

Restricted Cash

Restricted cash represents cash that is legally restricted as to withdrawal or usage and includes amounts required to be maintained in relation to employment laws in certain jurisdictions.

Other Assets

Other assets in the accompanying consolidated balance sheets include deferred debt issuance costs associated with the Company's revolving credit facility, tax receivable, non-current contract assets and other certain assets.

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

Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in: Note 12, Financing Arrangements along with Derivative Financial Instruments, and Note 15, Retirement Plans (for assets held in trust).

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

The Company reports depreciation of property, plant and equipment in cost of revenue and selling, general and administrative expenses based on the nature of the underlying assets. Depreciation primarily related to equipment used in the production of inventory is recorded in cost of revenues. Depreciation related to selling and administrative functions is reported in selling, general and administrative expenses.

See Note 8, Property, Plant and Equipment for additional information.

Research and Development

Research and development expenditures, including certain engineering costs, are expensed when incurred and are included in selling, general and administrative expenses. Research and development expenditures for the years ended December 31, 2020, 2019 and 2018 were $8.4 million, $7.6 million and $8.5 million, respectively.

Sale of Receivables

The Company has an active receivables purchasing agreement with a bank whereby the Company can sell selected account receivables and receive between 90% to 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected.

During 2020, the Company sold a total of $58.9 million in receivables under the program, receiving $58.0 million in cash. The outstanding purchase price component of $0.8 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2020. During 2019, the Company sold a total of $34.4 million in receivables under the program, receiving $32.2 million in cash. The outstanding purchase price component of $2.2 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2019.

New Accounting Standards

Adopted

On January 1, 2020, the Company adopted FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. It recognized the cumulative effect of adopting the new credit loss standard as an adjustment to the opening balance of retained earnings as of January 1, 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company early adopted this amendment as of June 28, 2020. The adoption of the standard did not have a material impact to the Company’s condensed consolidated financial position and results of operations as well as related income tax disclosures.

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases, and all related amendments ("ASC Topic 842"), under the modified retrospective approach. Consequently, periods prior to January 1, 2019 are not restated for the adoption of ASC Topic 842. In addition, it elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional Right-of-Use ("ROU") assets and lease liabilities of $10.7 million and $10.9 million, respectively, as of January 1, 2019. ROU assets represent its right to use an underlying asset for the lease term, and the lease liabilities represent its obligation to make lease payments arising from the lease. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to deferred rent and prepaid rent. The standard did not materially impact consolidated net earnings. See Note 6, Leases for further information.

On January 1, 2018, we adopted the FASB ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“ASC Topic 606” or the “new revenue standard”) using the modified retrospective transition approach. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018.

Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other areas or transactions that are impacted by reference rate reform (i.e., by the transition of LIBOR and other interbank offered rates to alternative reference interest rates). The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

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

In accordance with ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the Company determined that the EV and DV businesses represented a strategic shift that has or will have a major effect on the Company's operations and financial results. As a result, these businesses met the conditions for discontinued operations and are recorded as such in the consolidated financial statements. Prior period comparative financial information has been reclassified to conform to this presentation. The Company reports financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the disposal transactions from ongoing operations.

Upon classifying the DV business as held for sale, the Company was required to measure the disposal group at the lower of its carrying value or fair value less expected costs to sell. The Company calculated fair value of the DV business using an income approach based on the present value of projected future cash flows. This approach incorporates several key assumptions which include the rate of revenue growth including the rate of growth used in the terminal year value, the projected operating margin, as well as the discount rate based on a weighted average cost of capital. Through this process, the Company determined that the carrying value exceeded fair value and recognized a goodwill impairment of $6.9 million and an intangible asset impairment of $1.0 million. At December 31, 2019, the Company recognized a valuation allowance of $39.8 million, to adjust the carrying value of the disposal group to its fair value less expected costs to sell.

During the second quarter of 2020, the Company completed the sale of its DV business to MS Valves GmbH for negative $8.25 million and a working capital adjustment of negative $2 million at the time of closing. The transaction is subject to an earnout of 50% of net profit (only if positive) from closing through December 31, 2022. The Company has agreed to provide certain transition services for six to twelve months, depending on the nature of the services. As part of transaction the Company retained certain supplier and lease liabilities and responsibility for shutting down DV’s Mexico manufacturing facility. The Company recognized a loss of $21.6 million in 2020 from the sale of DV, including costs to sell and working capital adjustments.

The following table presents the summarized components of (loss) income from discontinued operations, for the EV and DV businesses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net revenues	$10,055	$79,848	$162,355
Cost of revenues	26,399	105,132	145,908
Gross (loss) profit	(16,344)	(25,284)	16,447
Selling, general and administrative expenses	9,074	15,487	23,786
Special and restructuring charges, net (1)	17,831	85,603	4,930
Operating (loss) income	(43,249)	(126,374)	(12,269)
Other (income) expense:
Interest (income), net	(14)	(8)	(62)
Other (income) expense, net	614	(378)	(9)
Total other (income) expense, net	600	(386)	(71)
(Loss) income from discontinued operations, pre tax	(43,849)	(125,988)	(12,198)
(Benefit from) provision for income taxes	(8,709)	(16,821)	(6,161)
(Loss) income from discontinued operations, net of tax	$(35,140)	$(109,167)	$(6,037)
(1) The year ended December 31, 2020 includes a loss on the sale of the DV business of $21.6 million. The year ended December 31, 2019, includes a valuation allowance of $39.8 million for the DV business, loss on sale of the EV business of $37.9 million, and goodwill and intangible asset impairments related to the DV business of $7.9 million.

Assets Held for Sale

In addition to its businesses classified as discontinued operations, the Company has other disposal groups that meet the requirements of ASC 360-10 to be classified as held for sale in its consolidated balance sheets. In December 2019, the Company entered into a definitive agreement to dispose of its I&S business which was part of the Energy segment. The disposal group met the requirements to be classified as held for sale in the Company's consolidated balance sheet as of December 31, 2019.

In December 2020, the Company determined that its Cryogenic Valves business ("Cryo") which is part of the Industrial segment constituted a disposal group that satisfied the held for sale classification criteria. In accordance with ASC 360-10, prior period results have not been restated to reflect the Cryo business as held for sale.

The following table presents the balance sheet information for assets and liabilities held for sale as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Discontinued Operations	Other Held for Sale (1)	Total	Discontinued Operations (2)	Other Held for Sale (1)	Total
Trade accounts receivable, net	$—	$—	$—	$467	$9,935	$10,402
Inventories	—	2,963	2,963	55,521	13,878	69,399
Prepaid expenses and other current assets	—	48	48	2,867	616	3,483
Property, plant, and equipment, net	—	162	162	6,742	6,409	13,151
Goodwill	—	1,900	1,900	—	91,492	91,492
Deferred tax asset	—	—	—	778	1,089	1,867
Other assets	—	—	—	4,793	6,363	11,156
Valuation adjustment on classification to assets held for sale	—	—	—	(39,757)	—	(39,757)
Classified as current (3)	—	5,073	5,073	31,411	129,782	161,193
Classified as noncurrent	—	—	—	—	—	—
Total assets held for sale	$—	$5,073	$5,073	$31,411	$129,782	$161,193

Accounts payable	$—	$—	$—	$8,708	$5,997	$14,705
Accrued and other current liabilities	—	—	—	5,834	2,192	8,026
Deferred income taxes	—	—	—	638	151	789
Other noncurrent liabilities	—	—	—	13,931	5,838	19,769
Classified as current (3)	—	—	—	29,111	14,178	43,289
Classified as noncurrent	—	—	—	—	—	—
Total liabilities held for sale	$—	$—	$—	$29,111	$14,178	$43,289

(1) Reflects the assets and liabilities of disposal groups that did not meet the criteria to be classified as discontinued operations. At December 31, 2020, the balances consist of assets and liabilities of the Cryo disposal group. At December 31, 2019, the balances consist of assets and liabilities of the I&S disposal group.
(2) Reflects the assets and liabilities of the DV disposal group at December 31, 2019.
(3) The Company classifies all assets and liabilities held for sale as current on the consolidated balance sheet because it is probable that these assets will be sold within one year.

(4) Revenue Recognition

The Company’s revenue is derived from a variety of contracts. A significant portion of revenues are from contracts associated with the design, development, manufacture or modification of highly engineered, complex and severe environment products with customers who are either in or service the aerospace, defense, industrial and energy markets. The Company’s contracts within the defense markets are primarily with U.S. military customers. These contracts typically are subject to the Federal Acquisition Regulations ("FAR"). The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Contracts may be modified to account for changes in contract specifications and requirements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred to the customer. Consistent with historical practice, the Company excludes from the transaction price amounts collected on behalf of third parties (e.g. taxes). Performance obligations are typically satisfied at a point in time and shipping and handling costs are treated as fulfillment costs. To determine the proper revenue recognition method for contracts for highly engineered, complex and severe environment products, which meet over-time revenue recognition criteria, the

Company evaluates whether two or more contracts should be combined and whether the combined or single contract should be accounted for as more than one performance obligation. For most of the Company’s over-time revenue recognition contracts, the customer contracts with the Company to provide custom products which serve a single project or capability (even if that single project results in the delivery of multiple products) with enforceable right to payment. In circumstances where each distinct product in the contract transfers to the customer over time and the same method would be used to measure the entity’s progress toward complete satisfaction of the performance obligation to transfer each unit to the customer, the Company then applies the series guidance to account for the multiple products as a single performance obligation. In certain instances, the Company may promise to provide distinct goods or services within the over-time revenue recognition contract, in which case the Company separates the contract into more than one performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using estimated standalone selling price of each distinct good or service in the contract when not directly observable. If at the inception of the contract the period between the transfer of control of the good or service to the customer and when the customer pays for that good or service is less than a year the Company applies the practical expedient for significant financing component. Certain long-term contracts result in contract assets for unbilled receivables or contract liabilities for customer advances or deposits. Such unbilled receivables or customer advances and deposits are not considered a significant financing component because they are protective in nature for the customer or the Company.

Certain of the Company’s contracts give rise to variable consideration, including penalties. The Company includes in its contract estimates a reduction to revenue for customer agreements, primarily in the large projects businesses, which contain late shipment penalty clauses whereby the Company is contractually obligated to pay consideration to customers if the Company does not meet specified shipment dates. Variable consideration is estimated using the most likely amount method or the expected value method depending on nature of the variability, and the method elected is consistently applied among performance obligations with similar uncertainties.

For revenue that is recognized from products and services transferred to customers over-time, the Company uses an input measure (e.g., costs incurred to date relative to total estimated costs at completion, known as the “cost-to-cost” method) to measure progress. The Company uses the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as it incurs costs on its contracts. Under the cost-to-cost measure of progress, revenue is recognized proportionally as costs are incurred. Contract costs include labor, materials and subcontractors’ costs, other direct costs and an allocation of overhead, as appropriate. Accounting for over-time contracts requires reliable estimates in order to estimate total contract revenue and costs. For these contracts, management reviews the progress and execution of the Company's performance obligations at least quarterly. Management estimates the profit on a contract as the difference between the total estimated revenue and estimate at completion ("EAC") costs and recognizes the resultant profit over the life of the contract, using the cost-to-cost EAC input method to measure progress toward complete satisfaction of a performance obligation. A change in one or more of these estimates could affect the profitability of the related contracts. Management recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating expenses or revenue.

On December 31, 2020, the Company had $176.4 million of transaction price related to remaining performance obligations. It expects to recognize approximately 71% of our remaining performance obligations as revenue during 2021, 18% in 2022, and 11% thereafter.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Contract assets include unbilled amounts typically resulting from over-time contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Expected credit losses are considered and allowances recorded where applicable, which result in the net amount expected to be collected. Generally, payment terms are based on milestones or shipment and billing occurs subsequent to revenue recognition, resulting in contract assets for over-time revenue recognition products. However, the Company sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported net on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The incremental costs of obtaining a contract are expensed when the amortization period for such contracts would have been one year or less.

In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period. Revenue recognized during the year ended December 31, 2020 that was included in contract liabilities as of the beginning of the year amounted to $22.4 million.

The Company’s contract assets and contract liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$67,352	$52,781	$14,571
Recorded within other non-current assets	10,824	—	10,824
	$78,176	$52,781	$25,395

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$23,585	$35,007	$(11,422)
Recorded within other non-current liabilities	9,412	—	9,412
	$32,997	$35,007	$(2,010)

Contract assets increased by $25.4 million. during the year ended December 31, 2020, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within our Defense business and Refinery Valves business.

Contract liabilities decreased by $2.0 million during the year ended December 31, 2020, primarily due to recognition of revenue against customer advances within our Defense business exceeded advances collected in current year.

Disaggregation of Revenue

The Company determined that disaggregating revenue into the categories shown in the table below meets the disclosure objective in ASC 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Year Ended
Revenue by Major Product Line	December 31, 2020	December 31, 2019
Aerospace & Defense Segment
Commercial Aerospace & Other	$92,139	$124,023
Defense	175,683	148,602
Total	267,822	272,625
Industrial Segment
Valves	205,914	354,368
Pumps	299,535	337,320
Total	505,449	691,688
Net Revenue	$773,271	$964,313

	Year Ended
Revenue by Geographical Market	December 31, 2020	December 31, 2019
Aerospace & Defense Segment
EMEA	$61,518	$74,657
North America	190,629	172,676
Other	15,675	25,292
Total	267,822	272,625
Industrial Segment
EMEA	222,343	292,987
North America	171,858	265,973
Other	111,248	132,728
Total	505,449	691,688
Net Revenue	$773,271	$964,313

(5)    Special and Restructuring (Recoveries) Charges, net

Special and Restructuring (Recoveries) Charges, net

Special and restructuring (recoveries) charges, net consist of restructuring costs (including costs to exit a product line or program) as well as certain special charges such as significant litigation settlements and other transactions (charges or recoveries) that are described below as well as gain or loss on sale of businesses not classified as discontinued operations. All items described below are recorded in Special and restructuring (recoveries) charges, net on the Company's consolidated statements of (loss) income. Certain other special and restructuring charges such as inventory related items may be recorded in cost of revenues given the nature of the item.

The table below (in thousands) summarizes the amounts recorded within the special and restructuring (recoveries) charges, net line item on the consolidated statements of (loss) income for the periods ending December 31, 2020, 2019, and 2018:

	Special and Restructuring (Recoveries) Charges, net
	for the year ended December 31,
	2020	2019	2018
Special (recoveries) charges, net	$(39,248)	$17,686	$13,061
Restructuring charges, net	4,945	5,186	5,848
Total special and restructuring (recoveries) charges, net	$(34,303)	$22,872	$18,909

Special Charges (Recoveries), net

The table below (in thousands) outlines the special charges (recoveries), net recorded for the year ended December 31, 2020:

	Special Charges (Recoveries), net
	for the year ended December 31, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Divestiture- related	$—	$(53,203)	$46	$(53,157)
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	6,937	$6,937
Amortization debt issuance costs	—	—	3,541	$3,541
Other cost savings initiatives	19	371	3,041	$3,431
Total special charges (recoveries), net	$19	$(52,832)	$13,565	$(39,248)

Divestiture-related: The Company recovered net special recoveries of $53.2 million for the year ended December 31, 2020 due to the gain on sale of the I&S business in the Industrial segment.

Professional fees: The Company incurred special charges of $6.9 million for the year ended December 31, 2020, associated with milestones reached subsequent to its response to an unsolicited tender offer to acquire the Company in the prior year.

Amortization of debt issuance costs: During the first quarter of 2020, the Company amended its term loan agreement. As part of this event, the Company accelerated amortization of $3.5 million in debt issuance costs related to creditors no longer participating in the credit agreement. Additional information can be found in the Financing Arrangements footnote.

The table below (in thousands) outlines the special charges, net recorded for the year ended December 31, 2019:

	Special Charges, net
	for the year ended December 31, 2019
	Aerospace & Defense	Industrial	Corporate	Total
Divestiture- related	$—	$4,070	$1,881	$5,951
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	7,345	7,345
Other cost savings initiatives	—	2,598	1,792	4,390
Total special charges, net	$—	$6,668	$11,018	$17,686

Divestiture-related: The Company incurred net special charges of $6.0 million for the year ended December 31, 2019, primarily attributed to a gain on the sale of the RS business (in the Industrial segment) and losses in the Industrial segment associated with the sale of its Spence and Nicholson product lines. Corporate costs include certain costs associated with these and other divestiture activity.

Professional fees: The Company incurred special charges of $7.3 million for the year ended December 31, 2019, associated with the review and response to an unsolicited tender offer to acquire the Company.

The table below (in thousands) outlines the special charges, net recorded for the year ending December 31, 2018:

	Special Charges, net
	for the year ending December 31, 2018
	Aerospace & Defense	Industrial	Corporate	Total
Brazil operations	$—	$921	$—	$921
Acquisition and divestiture related charges	—	1,888	8,278	$10,166
Other cost saving initiatives	—	986	988	$1,974
Total special charges, net	$—	$3,795	$9,266	$13,061

Brazil Operations: In 2015, the Company's Board of Directors approved the closure of its Brazil manufacturing operations due to the economic realities in Brazil and the ongoing challenges with its only significant end customer, Petrobras. In connection with the closure of manufacturing operations, the Company recorded $0.9 million of charges within the Industrial segment during the year ended December 31, 2018.

Acquisition and divestiture related charges: In November 2018, the Company sold its Rosscor business for a nominal amount and recorded a $1.9 million loss on the transaction. Rosscor was part of the Industrial segment. Corporate costs relate to (i) its December 2017 acquisition of FH from Colfax, comprised of internal costs and external professional fees to separate the FH business from Colfax and integrate the FH business into CIRCOR and (ii) $2.2 million of transaction costs related to the January 2019 sale of the RS business.

Restructuring Charges, net

The tables below (in thousands) outline the charges (or any recoveries) associated with restructuring actions recorded for the year ended December 31, 2020, 2019, and 2018. A description of the restructuring actions is provided in the section titled "Restructuring Programs Summary" below.

	Restructuring Charges, net
	as of and for the year ended December 31, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$18	$246	$1	$265
Employee related expenses	343	3,822	515	4,680
Total restructuring charges, net	$361	$4,068	$516	$4,945

Accrued restructuring charges as of December 31, 2019				$5,199
Total year to date charges, net (shown above)				4,945
Charges paid / settled, net				(8,632)
Accrued restructuring charges as of December 31, 2020				$1,512

The Company expects to make payment or settle the majority of the restructuring charges accrued as of December 31, 2020 during 2021.

	Restructuring Charges (Recoveries), net
	as of and for the year ended December 31, 2019
	Aerospace & Defense	Industrial	Total
Facility related expenses	$35	$(1,458)	$(1,423)
Employee related expenses	560	6,049	6,609
Total restructuring charges, net	$595	$4,591	$5,186

Accrued restructuring charges as of December 31, 2018			$874
Total year to date charges, net (shown above)			5,186
Charges paid / settled, net			(861)
Accrued restructuring charges as of December 31, 2019			$5,199

The Company made payment or settled the majority of the restructuring charges accrued as of December 31, 2019 during the first half of 2020.

	Restructuring Charges, net
	as of and for the year ended December 31, 2018
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses	$190	$854	—	$1,044
Employee related expenses	436	2,807	1,561	4,804
Total restructuring charges, net	$626	$3,661	$1,561	$5,848

Accrued restructuring charges as of December 31, 2017				$882
Total year to date charges, net (shown above)				5,848
Charges paid / settled, net				(5,856)
Accrued restructuring charges as of December 31, 2018				$874

Restructuring Programs Summary

As specific restructuring programs are announced, the amounts associated with that particular action may be recorded in periods other than when announced in certain instances to comply with the applicable accounting rules. The amounts shown below reflect the total cost for that restructuring program.

During 2020, 2019 and 2018 the Company initiated certain restructuring activities, under which it continued to simplify its business ("2020 Actions", "2019 Actions" and "2018 Actions", respectively). Under these restructurings, the Company reduced expenses, primarily through reductions in force. Charges associated with the 2020 Actions, 2019 Actions and the 2018 Actions were recorded during their respective years.

	2020 Actions Restructuring Charges, net
	as of December 31, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related expenses - incurred to date	$18	$246	$1	$265
Employee related expenses - incurred to date	343	3,822	515	4,680
Total restructuring related special charges - incurred to date	$361	$4,068	$516	$4,945

	2019 Actions Restructuring Charges (Recoveries), net
	as of December 31, 2019
	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$35	$(1,458)	$(1,423)
Employee related expenses - incurred to date	560	6,049	6,609
Total restructuring related special charges - incurred to date	$595	$4,591	$5,186

	2018 Actions Restructuring Charges, net
	as of December 31, 2018
	Aerospace & Defense	Industrial	Total
Facility related expenses - incurred to date	$—	$1,964	$1,964
Employee related expenses - incurred to date	382	3,088	3,470
Total restructuring related special charges - incurred to date	$382	$5,052	$5,434

(6) Leases

The Company leases certain office spaces, warehouses, vehicles and equipment under operating leases. Leases with an initial term of 12-months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For lease agreements entered into after the adoption of ASC Topic 842, the Company combines lease and non-lease fixed components for real estate, vehicles and equipment leases. It does not combine lease and non-lease components for information technology leases. Variable lease costs are not included within the measurement of the lease liability as they are entirely variable or the difference between the portion captured within the lease liability and the actual cost will be expensed as incurred. Variable costs are contractually obligated and relate primarily to common area maintenance and taxes, which are not material to the financial statements.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward the historical lease classification, not reassess if existing contracts are or contain leases, and not reassess indirect costs for existing leases. It has elected not to recast the comparable periods and rather used the effective adoption date of the standard as the date of initial application.

In determining the present value of lease payments, the Company uses the implicit borrowing rate in the lease, if available. In cases where a lease does not provide an implicit borrowing rate, it uses the incremental borrowing rate based on available information at the commencement date. As of December 31, 2020, none of its existing leases provided an implicit borrowing rate. The Company gives consideration to its debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Additionally, it performs an entity-level financial assessment along with risk assessment by country or jurisdiction in the determination of our incremental borrowing rate. It updates its financial and risk assessments periodically. The Company reassesses lease classification and / or remeasures the lease liability in the event of the following: changes in assessment of renewal, termination or purchase option based on triggering events within our control, change in amounts probable of being owed under a residual guarantee, or contingency resolution.

Certain leases include one or more options to renew or terminate a lease early. The exercise of these options is at the Company’s sole discretion. There are currently no renewal periods included in any of the leases’ respective lease terms as they are not reasonably certain of being exercised. The Company does not have any material purchase options.

Certain of our lease agreements have rental payments that are adjusted periodically for inflation or that are based on usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to our leases is as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
Assets	Operating	Finance	Operating	Finance
Gross ROU Assets (1)	$27,831	$4,991	$21,116	$3,527
Less: Accumulated Amortization	(10,473)	(858)	(3,492)	(338)
Net ROU Assets	$17,358	$4,133	$17,624	$3,189

Liabilities	Operating	Finance	Operating	Finance
Current (2)	$3,995	$735	$3,042	$504
Non-current (3)	17,920	3,434	14,317	2,744
Total Lease Liabilities	$21,915	$4,169	$17,359	$3,248

(1) Operating and finance ROU assets are included within other assets on the consolidated balance sheets.
(2) The current portion of operating and finance lease liabilities are recorded within accrued expenses and other current liabilities on the consolidated balance sheets.
(3) The non-current portion of operating and finance lease liabilities are recorded within other non-current liabilities on the consolidated balance sheets.

The components of lease costs are as follows (in thousands):

	Year Ended
Lease Costs	December 31, 2020	December 31, 2019
Operating lease cost (1)	$6,765	$5,071

Finance lease cost
Amortization of leased assets (2)	568	251
Interest on lease liabilities (3)	70	40
Total finance lease costs	638	291
Total lease cost	$7,403	$5,362

(1) Operating lease costs are recorded within selling, general and administrative expenses or cost of revenues within the consolidated statements of (loss) income depending upon the nature of the underlying lease.
(2) Finance lease amortization costs are recorded in cost of revenues, as well as selling, general and administrative expenses within the consolidated statements of (loss) income.
(3) Finance lease interest costs are recorded in interest expense, net within the consolidated statements of (loss) income.
Short-term lease expense and variable lease cost for the years ended December 31, 2020 and 2019 were not significant.

The estimated future minimum lease payments only include obligations for which the Company is reasonably certain it will exercise its renewal option. Such future payments are as follows (in thousands):

Maturity of Lease Liabilities	Operating	Finance	Total
2021	$5,153	$780	$5,933
2022	4,242	769	5,011
2023	3,455	692	4,147
2024	2,724	681	3,405
2025	2,246	596	2,842
After 2025	5,649	929	6,578
Less: Interest	(1,554)	(278)	(1,832)
Total	$21,915	$4,169	$26,084

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.4	6.7
Finance leases	6.3	6.8
Weighted average discount rate (percentage)
Operating leases	7.3%	4.6%
Finance leases	4.9%	2.0%

Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended
Other Information	December 31, 2020	December 31, 2019
Operating Activities
Noncash lease expense on operating ROU assets	$267	$(17,625)
Amortization expense on finance ROU assets	568	251
Change in total operating lease liabilities	4,556	17,359
Principal paid on operating lease liabilities	(4,892)	(4,301)
Total Operating Activities	$499	$(4,316)
Financing Activities
Principal paid on finance lease liabilities	$(822)	$(281)
Supplemental
Interest Paid on finance lease liabilities	$70	$40
As of December 31, 2020, the Company has not entered into any lease agreements with related parties.

(7)    Inventories

Inventories consisted of the following (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Raw materials	$63,255	$65,315
Work in process	45,867	53,891
Finished goods	19,962	18,103
Inventories	$129,084	$137,309

The Company regularly reviews inventory quantities on hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down a new cost basis has been established. For 2020, 2019 and 2018, our charges for acquisition inventory step-up amortization, excess and obsolete inventory and net realizable value reserves totaled $3.6 million, $0.4 million and $7.7 million, respectively.

(8)    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Land	$32,802	$31,136
Buildings and improvements	85,292	82,149
Manufacturing machinery and equipment	137,748	126,942
Computer equipment and software	38,129	35,536
Furniture and fixtures	13,596	11,980
Vehicles	558	584
Construction in progress	12,133	12,597
Property, plant and equipment, at cost	320,258	300,924
Less: Accumulated depreciation	(151,495)	(128,745)
Property, plant and equipment, net	$168,763	$172,179

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $20.4 million, $22.0 million, and $26.2 million, respectively. For the years ended December 31, 2019, and 2018, depreciation expense of $1.2 million, and $1.6 million, respectively, related to assets classified as held for sale on our consolidated balance sheets.
Property, plant and equipment, net, at December 31, 2020 excludes $0.2 million related to Cryo held for sale assets. Property, plant and equipment, net, at December 31, 2019 excludes $6.4 million related to I&S held for sale assets.

The Company recorded additions to property, plant and equipment of $1.0 million and $1.2 million in the years ended December 31, 2020 and December 31, 2019, respectively, for which cash payments had not yet been made.

(9)    Goodwill and Other Intangible Assets

The following table shows goodwill by segment as of December 31, 2020 and 2019 (in thousands):

	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2019	$57,385	$214,508	$271,893
Impairment	—	(116,182)	(116,182)
Reclassification of Cryo to assets held for sale	—	(1,900)	(1,900)
Currency translation adjustments	189	4,944	5,133
Goodwill as of December 31, 2020	$57,574	$101,370	$158,944

	Energy	Aerospace & Defense	Industrial	Consolidated Total
Goodwill as of December 31, 2018	$96,272	$57,418	$296,915	$450,605
Business divestiture	—	—	(85,474)	(85,474)
Reclassification of I&S to assets held for sale	(91,492)	—	—	(91,492)
Currency translation adjustments	(4,780)	(33)	3,067	(1,746)
Goodwill as of December 31, 2019	$—	$57,385	$214,508	$271,893

During the year ended December 31, 2020 the Company recorded a goodwill impairment charge in the amount of $116.2 million. During the year ended December 31, 2019, the Company recorded goodwill impairments of $8.6 million related to the discontinued operations, which are excluded from the tables above which represents goodwill activity for continuing operations. No goodwill impairments were recorded related to continuing operations during the year ended December 31, 2019. Historical accumulated goodwill impairments in continuing operations prior to 2020 were immaterial.

At March 29, 2020, the Company reorganized its reporting units (see Note 18, Business Segment and Geographical Information) and had its stock price drop below book value, which the Company determined were triggering events requiring an assessment of its goodwill and indefinite-lived trade names. Our asset groups did not experience a triggering event, and our long-lived assets did not suffer a decline in utility requiring a reassessment of their useful lives. Through its assessment, management determined that its long-lived assets other than goodwill were not impaired.

For the assessment of goodwill as of March 29, 2020, the Company estimated the fair value of its two reporting units, Industrial and Aerospace & Defense, using an income approach based on the present value of future cash flows. The Company also utilized the implied market value method under the market approach to validate the fair value amount it obtained using a discounted cash flow model income approach which indicated a control premium. Management believes this approach was the best approximation of fair value of its reporting units in the current economic environment considering the uncertainty caused by the COVID-19 pandemic. The key assumptions utilized in our discounted cash flow model include our estimates of the rate of revenue growth and the discount rate based on a weighted average cost of capital. The estimated fair values using a discounted cash flow model were reconciled to the value indicated by the market capitalization including an assessment of the implied control premium. The relevant inputs, estimates and assumptions used in the implied market value method included our market capitalization as of March 29, 2020, and selection of a control premium.

Based on our impairment assessment as of March 29, 2020, the Company determined that goodwill in the Industrial reporting unit had been impaired and, accordingly, resulted in a goodwill impairment charge of $116.2 million during the first quarter of

2020. The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end or more frequently if circumstances warrant. Based on the annual impairment test during the fourth quarter of 2020, there was no impairment to the goodwill of our reporting units.

The tables below present gross intangible assets and the related accumulated amortization (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	310,458	(112,411)	198,047
Order backlog	2,000	(2,000)	—
Acquired technology	138,833	(60,760)	78,073
Total Amortized Assets	$456,659	$(180,539)	$276,120

Non-amortized intangibles (primarily trademarks and trade names)	$77,475	$—	$77,475

Net Carrying Value of Intangible assets			$353,595

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	300,284	(83,411)	216,873
Order backlog	22,789	(20,517)	2,272
Acquired technology	134,731	(43,890)	90,841
Other	341	(341)	—
Total Amortized Assets	$463,513	$(153,527)	$309,986

Non-amortized intangibles (primarily trademarks and trade names)	$75,556	$—	$75,556

Net Carrying Value of Intangible assets			$385,542

The table below presents estimated future amortization expense for intangible assets recorded as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	After 2025
Estimated amortization expense	$42,839	$37,536	$32,900	$28,899	$25,278	$108,668

The annual impairment testing of our non-amortized intangible assets was completed as of October 29, 2020 and consisted of a comparison of the fair value of the intangible assets with carrying amounts. No impairments of our non-amortized intangible assets were recorded for the year ended December 31, 2020.

(10)    Income Taxes

The significant components of our deferred income tax liabilities and assets were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax (liabilities):
Fixed Assets	(12,813)	(14,044)
Intangible Assets	(51,893)	(54,032)
Right of Use Lease	(2,997)	—
Other	(2,000)	(3,259)
Total deferred income tax liabilities	(69,703)	(71,335)
Deferred income tax assets:
Accrued expenses	5,958	5,202
Bad Debt	3,935	2,247
Equity Compensation	3,565	3,373
Inventory	4,795	7,439
Other	11,270	11,513
Net operating loss and credit carry-forward	77,533	52,577
Pension	36,532	32,901
Interest	16,022	9,836
Goodwill	7,235	—
Total deferred income tax assets	166,845	125,088
Valuation allowance	(125,343)	(44,326)
Deferred income tax asset, net of valuation allowance	41,502	80,762
Deferred income tax (liability)/asset, net	$(28,201)	$9,427

Prior year balance of deferred tax assets as well as valuation allowance has been adjusted by an equal and offsetting amount of $30.0 million. This relates to deferred tax assets for net operating losses related to certain foreign tax jurisdictions and corresponding valuation allowances. This adjustment to the disclosure has no effect on the consolidated balance sheets, statements of (loss) income, statements of comprehensive (loss) income and statements of cash flows.

The (benefit from) provision for income taxes is based on the following pre-tax (loss) income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(153,327)	$(45,209)	$(71,059)
Foreign	59,191	35,117	47,163
(Loss) income before income taxes	$(94,136)	$(10,092)	$(23,896)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision:
Federal - U.S.	$165	$—	$—
Foreign	6,739	17,522	11,583
State -U.S.	548	594	235
Total current provision	$7,452	$18,116	$11,818
Deferred expense (benefit):
Federal - U.S.	$38,521	$8,414	$621
Foreign	7,250	(11,768)	(1,323)
State -U.S.	2,999	(86)	(1,665)
Total expense (benefit) deferred	48,770	(3,440)	(2,367)
Total provision (benefit) for income taxes	$56,222	$14,676	$9,451

Actual income taxes reported from operations were different from those that would have been computed by applying the federal statutory tax rate to (loss) income before income taxes. The expense for income taxes differed from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Expected federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(3.8)	15.5	3.8
Impairment	(7.1)	—	—
US permanent differences	—	(1.6)	(1.0)
Foreign tax rate differential	4.6	4.5	5.1
Tax reserve	(0.8)	(0.3)	1.3
Rate Change	(0.1)	5.9	—
GILTI	(4.0)	(3.9)	(20.7)
Foreign tax credit writeoff	—	—	(45.6)
Foreign-derived intangible income ("FDII")	—	10.7	0.1
Prior period adjustment	0.4	44.1	4.3
Dispositions	(1.0)	(227.0)	—
Valuation Allowance	(68.8)	(0.5)	(5.5)
Other, net	0.4	(16.1)	(0.8)
Equity compensation	(0.5)	(10.8)	(4.2)
Research and development	—	13.1	2.7
Effective tax rate	(59.7)%	(145.4)%	(39.5)%

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On July 9, 2020, the US Department of the Treasury (Treasury) and Internal Revenue Service (IRS) released Final Regulations (Final Regulations) that provide guidance on the section 250 deduction for foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI). In addition, on July

20, 2020, Treasury released Proposed Regulations concerning GILTI. Based on the impact of these regulations, we believe less reliance should be placed on the US taxation of foreign earnings, which would adversely impact our ability to realize our US deferred tax assets. With the release of these Final Regulations during the third quarter, coupled with the negative evidence of cumulative losses in the US, the negative evidence outweighed the positive evidence as of the third quarter of 2020. As such, the Company has not relied on projections of future taxable income in our assessment of the realization of deferred tax assets at September 27, 2020, and recognized a valuation allowance of $42.2 million in income tax expense in the third quarter of 2020. In addition, the Company recorded a valuation allowance related to German deferred tax assets of $14.8 million in income tax expense in the fourth quarter of 2020. The Company relied solely on the expected reversal of taxable temporary differences to support the realizability of the German deferred tax assets and no reliance was placed on projections of future taxable income.

As of December 31, 2020 and 2019, the Company maintained a total valuation allowance of $125.3 million and $44.3 million, respectively, which relates to foreign, federal, and state deferred tax assets as of December 31, 2020 and foreign, federal and state deferred tax assets as December 31, 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Deferred tax valuation allowance at January 1	$44,326	$53,531	$56,910
Additions	81,160	—	12,086
Acquired	—	150	(15,432)
Deductions	(143)	(9,355)	(33)
Deferred tax valuation allowance at December 31	$125,343	$44,326	$53,531

As discussed previously, the prior year balances of deferred tax assets and valuation allowance have been adjusted by equal and offsetting amounts relating to net operating losses for certain foreign tax jurisdictions and corresponding valuation allowances. The adjustments increased the ending balances of valuation allowance for 2019 and 2018 by $30.0 million and $36.0 million, respectively, offset by corresponding adjustments to the deferred tax assets. These adjustments to the disclosure have no effect to the consolidated balance sheets, statements of (loss) income, statements of comprehensive (loss) income and statements of cash flows.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and in foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service ("IRS") for years prior to 2017 and is no longer subject to examination by the tax authorities in foreign and state jurisdictions prior to 2006, with the exception of net operating loss carryforwards. The Company is currently under examination for income tax filings in various foreign jurisdictions.

As of December 31, 2020, the Company had US net operating losses of $12.7 million, US tax credits of $20.8 million, foreign net operating losses of $175.8 million, state net operating losses of $107.1 million and state tax credits of $2.3 million. As of December 31, 2019, the Company had US tax credits of $15.9 million, foreign net operating losses of $128.3 million, state net operating losses of $68.8 million and state tax credits of $2.0 million. The foreign tax credits, if not utilized, will expire in 2026-2037. A portion of the foreign net operating losses ($81.1 million) expire at various dates through 2035; the remainder have an unlimited carryforward period. The federal net operating losses have an unlimited carryforward period. The state net operating losses and state tax credits, if not utilized, will expire at various dates through 2039.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law as a result of the COVID-19 pandemic, and contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time does not anticipate the CARES Act to have a material impact on its financial statements.

As of December 31, 2020, the liability for uncertain income tax positions was approximately $1.1 million. Approximately $0.7 million as of December 31, 2020 represents the amount that if recognized would affect the Company’s effective income tax rate in future periods. The Company does not expect the unrecognized tax benefits to change over the next 12 months. The table below does not include interest and penalties of $0.1 million and $0.0 million as of December 31, 2020 and 2019, respectively.

The following is a reconciliation of the Company’s liability for uncertain income tax positions for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Balance beginning January 1	$630	$593	$3,014
Additions/(reductions) for tax positions of prior years	448	—	(460)
Additions/(reductions) based on tax positions related to current year	—	37	(340)
Acquired uncertain tax position balance	—	—	(512)
Settlements	—	—	(1,103)
Lapse of statute of limitations	—	—	(6)
Balance ending December 31	$1,078	$630	$593

Undistributed earnings of our foreign subsidiaries amounted to nil and $196.4 million at December 31, 2020 and December 31, 2019, respectively. The undistributed earnings of our foreign subsidiaries (except for one of our China subsidiaries) are considered to be indefinitely reinvested unless earnings can be repatriated in a tax efficient manner and accordingly, no provision for income taxes has been recorded (except for withholding taxes related to the forementioned China subsidiary). Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

(11)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Customer deposits and obligations	$17,268	$24,006
Commissions payable and sales incentive	3,601	2,472
Penalty accruals	135	1,847
Warranty reserve	2,206	1,642
Professional fees	1,824	2,318
Taxes other than income tax	3,900	3,551
Other Contract Liabilities	6,182	9,153
Income tax payable	3,833	5,521
Other	36,675	43,659
Total accrued expenses and other current liabilities	$75,624	$94,169

(12)    Financing Arrangements

Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Term Loan at interest rates ranging from 4.3%-5.2% in 2020 and 5.24%-6.0% in 2019	$492,038	$653,850
Line of Credit at interest rates ranging from 3.6%-7.2% in 2020 and 5.65%-8.00% in 2019	27,900	—
Total Principal Debt Outstanding	519,938	653,850
Less: Term Loan Debt Issuance Costs	12,050	17,553
Total Long-Term Debt, net	$507,888	$636,297

	2021	2022	2023	2024	2025	Thereafter
Minimum principal payments	$—	$27,900	$—	$492,038	$—	$—

On December 11, 2017, the Company entered into a secured credit agreement (the "Credit Agreement"), which provides for a $150.0 million revolving line of credit with a five year maturity and a $785.0 million term loan with a seven year maturity which was funded in full at closing of the FH acquisition. The Credit Agreement replaced and terminated the Company’s prior credit agreement, dated as of May 11, 2017 (the "Prior Credit Agreement"). The Prior Credit Agreement, under which the Company had borrowings of $273.5 million outstanding, was terminated on December 11, 2017 and replaced by the Credit Agreement.

The term loan requires quarterly principal payments of 0.25% of initial aggregate principal amount beginning March 29, 2018 with the balance due at maturity. During 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business. In March 2020, the Company drew down $80 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19. The Company has since paid down a portion of draw down for a remaining balance of $27.9 million as of December 31, 2020. During 2019, the Company paid down its term loan by $123.3 million primarily with divestiture-related proceeds thereby satisfying all future amortization obligations (previously $2.0 million per quarter) until 2024 under the Credit Agreement. Additional loans of up to $150.0 million (plus the amount of certain voluntary prepayments) and an amount subject to compliance with a first lien net leverage ratio of 6.50 to 1.00 may be made available under the Credit Agreement upon request of the Company subject to specified terms and conditions. The Company may repay any borrowings under the Credit Agreement at any time, subject to certain limited and customary restrictions stated in the Credit Agreement; provided, however, that if the Company prepays all or any portion of the term loan in connection with a repricing transaction on or prior to the 6-month anniversary of the origination date, the Company must pay a prepayment premium of 1.0% of the aggregate principal amount of the term loan so prepaid. The Company incurred $23.9 million of debt issuance costs associated with the term loan which have been recorded as a debt discount within long-term debt, and $5.2 million of fees associated with the revolver which have been recorded in other assets.

The Company had $30.4 million and $34.3 million in letters of credit issued under the Credit Agreement as of December 31, 2020 and December 31, 2019, respectively. The Company recorded non-cash interest expense of $4.1 million, $3.9 million, and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the amortization of its deferred financing costs described above. The Credit Agreement revolving line of credit facility matures on December 11, 2022 whereas the term loan facility matures on December 11, 2024.

The Company's outstanding debt balances are characterized as Level 2 financial instruments. As of December 31, 2020, the estimated fair value of its gross debt (before netting debt issuance costs) was $517.3 million, or $2.6 million under its carrying value of $519.9 million.

During the first quarter of 2020, the Company amended its term loan to lower the interest rate associated with the applicable margin calculation. The new terms lower the interest rate on the term loan from LIBOR plus an applicable margin of 3.5% to LIBOR plus an applicable margin of 3.25%, based on its existing corporate family rating from Moody's. The applicable margin reduces to LIBOR plus an applicable margin of 3.0%, with a corporate family rating from Moody's of B1 or better.

As part of the debt repricing, the Company's outstanding loan balance was reallocated amongst the lender group. The Company evaluated the changes in outstanding loan balance for each individual lender to determine the amount of capitalized debt issuance costs that required adjustment. Through this exercise, the Company determined that certain creditors under the original term loan did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.5 million in the first quarter of 2020 which is recorded to Special and restructuring (recoveries) charges, net, on the consolidated statements of (loss) income. For the remainder of the creditors, this transaction was accounted for as a modification. The Company accounted for the amendment pursuant to ASC 470, Debt, and third-party costs of $0.2 million related to this transaction were expensed and $0.3 million of lender fees were recorded as a reduction to debt representing deferred issuance costs.

Financial Instruments

As of December 31, 2020 and December 31, 2019, the Company had restricted cash balances of $1.2 million and $1.2 million, respectively. These balances are recorded within prepaid expenses and other current assets on the consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Effective July 2019, the Company entered into a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an ISDA Master Agreement with Deutsche Bank AG.  The three-year cross-currency swap has a fixed notional value of $100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure on the Company's net investment in Euro denominated subsidiaries and is not for speculative trading purposes. The net investment hedge was deemed effective as of year-end.

Effective April 2018, the Company entered into an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association.  The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor (in line with the Company's credit agreement) and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of its current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC Topic 815, Derivatives and Hedging.

The aggregate net fair value of the interest rate swap and cross currency swap as of December 31, 2020 and December 31, 2019 are summarized in the table below (in thousands):

	Significant Other Observable Inputs
	Level 2
	2020	2019
Derivative asset	$2,359	$476
Derivative liabilities	$(17,139)	$(9,168)

December 31, 2020 balances are recorded in other non-current liabilities of $(10.6) million, accrued expenses and other current liabilities of $(6.5) million, and prepaid expenses and other current assets of $2.4 million on the Company's consolidated balance sheets as of December 31, 2020. December 31, 2019 balances are recorded in other non-current liabilities of $(5.1) million, accrued expenses and other current liabilities of $(4.0) million, and prepaid expenses and other current assets of $0.5 million.

The amount of gain (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to income are summarized below (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Amount of gain (loss) recognized in OCI	$(5,433)	$(8,580)
Amount of gain (loss) reclassified from AOCI into earnings (interest expense, net)	$(6,162)	$(1,583)
At December 31, 2020, amounts expected to be reclassified from AOCI into interest expense in the next 12 months is a loss of $6.5 million.

Interest expense related to the portion of the Company's term loan subject to the interest-rate swap agreement was $24.1 million for the year ended December 31, 2020 and $24.9 million for the year ended December 31, 2019.

(13)    Share-Based Compensation

The Company has three share-based compensation plans as of December 31, 2020: (1) the 2019 Stock Option and Incentive Plan (the "2019 Plan"), (2) the 2014 Stock Option and Incentive Plan (the "2014 Plan"), and (3) the Amended and Restated 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 2019 Plan was adopted by its Board of Directors (subject to shareholder approval) on February 20, 2019 and approved by its shareholders at the Company's annual meeting on May 9, 2019. As of May 9, 2019, no new awards will be granted under either the 2014 Plan or the 1999 Plan. As a result, any shares subject to outstanding awards under the 2014 Plan and the 1999 Plan that expire, are canceled or otherwise terminate, or are withheld to satisfy tax withholding obligations will not be available for award grant purposes under the 2019 Plan. All plans permit the grant of the following types of awards to its officers, other employees and non-employee directors: incentive stock options, nonqualified stock options, deferred stock awards, restricted stock awards, restricted stock unit ("RSU") awards, unrestricted stock awards, performance share awards, cash based awards, stock appreciation rights ("SARs") and dividend equivalent rights. The 2019 Plan provides for the issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, shares issued for all awards count against the aggregate share limit as 1.0 share for every share actually issued. All stock options and RSUs granted under the 1999 Plan are either 100% vested or have been terminated. RSUs granted under the 2014 Plan and the 2019 Plan generally vest within three years. RSUs will be settled in shares of the Company's common stock. As of December 31, 2020, there were 457,953 shares available for grant under the 2019 Plan.

As of December 31, 2020, there were 666,785 stock options (including the CEO stock option award noted below) and 744,925 RSUs outstanding.

The Company measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the consolidated statements of (loss) income, net of actual forfeitures. Compensation expense related to its share-based plans for the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $5.4 million and $5.0 million respectively. During 2020, expenses related to share-based compensation were recorded as follows: $5.4 million in selling, general and administrative expenses, $0.1 million in special charges related to the sale of the I&S business, and $0.2 million in discontinued operations related to the sale of the DV business. The special charges and discontinued operations costs relate to the accelerated vesting of awards as a result of the sale transactions. As of December 31, 2020, there was $5.4 million of total unrecognized compensation cost related to the Company's outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years. This compares to $8.1 million for 2019 and $7.6 million for 2018, respectively.

Stock Options

During the year ended December 31, 2020, there were no stock option awards granted for the purchase of shares of the Company's common stock, compared with 153,726 in 2019 and 127,704 in 2018.

On April 9, 2013, the Company granted a stock option to purchase 200,000 shares of common stock to its President and Chief Executive Officer at an exercise price of $41.17 per share. This award included a service period and a market performance vesting condition.  In 2014, certain of these targets were achieved and 150,000 shares vested and remain exercisable.  The remaining 50,000 shares were canceled in 2018 as the performance condition was not satisfied.

On March 5, 2014, the Company granted a stock option to purchase 100,000 shares of common stock to its President and Chief Executive Officer at an exercise price of $70.42 per share. This option award includes a service period and market performance vesting conditions which were not met and all 100,000 shares were canceled in 2018.

The Company uses the Black Scholes pricing model to fair value the option awards. The average fair value of stock options granted during the years ended December 31, 2019, and 2018 of $11.84 and $14.68, respectively, was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.6%	2.5%
Expected life (years)	4.3	4.3
Expected stock volatility	38.1%	37.2%
Expected dividend yield	—%	—%

There were no stock option grants during 2020.

Restricted Stock Units

The Company accounts for RSU awards by expensing the weighted average fair value to selling, general and administrative expenses ratably over vesting periods generally ranging up to three years. During the years ended December 31, 2020, December 31, 2019 and December 31, 2018 it granted 616,612, 205,291 and 167,480 RSUs, respectively, with weighted average fair values of $12.88, $32.92 and $42.87 per RSU award, respectively.

On April 2, 2020, the Company granted 44,511 RSUs to its Senior Vice President and Chief Financial Officer as an inducement RSU award upon his joining the Company. This award was granted outside the 2019 Plan pursuant to applicable New York Stock Exchange rules and vests ratably over a three year period.

During 2020, 2019, and 2018, the Company granted performance-based RSUs as part of the overall mix of RSU awards. In 2020, these performance-based RSU Awards include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. In 2019, these performance-based RSUs included metrics for achieving adjusted operating margin and adjusted free cash flow with the same target payouts. In 2018 and prior years, these performance-based RSUs included metrics for achieving return on invested capital and adjusted operating margin with the same target payouts. Of the different performance-based RSU tranches, the Company anticipates approximately 29% overall achievement and probability to vest. Of the 616,612 RSUs granted during 2020, 109,278 are performance-based RSU awards. This compares to 67,362 and 48,080 performance-based RSU awards granted in 2019 and 2018, respectively.

The CIRCOR Management Stock Purchase Plan ("MSPP"), which is a component of all three of the Company's share-based compensation plans, provides that eligible employees may elect to receive RSUs in lieu of all or a portion of their pre-tax annual incentive bonus and, in some cases, make after-tax contributions in exchange for RSUs (“RSU MSPs”). Each RSU MSP represents a right to receive one share of the Company's common stock after a three-year vesting period. RSU MSPs are granted at a discount of 33% from the fair market value of the shares of common stock on the date of grant. This discount is amortized as compensation expense, to selling, general and administrative expenses, over a four-year period. There were no RSU MSPs granted during 2020. RSU MSPs totaling 56,379 and 34,937 with per unit discount amounts representing fair values of $11.10 and $14.06, respectively, were granted under the MSPP during the years ended December 31, 2019 and December 31, 2018, respectively.

A summary of the status of all stock options and RSU awards granted to employees and non-employee directors as of December 31, 2020 and changes during the year are presented in the table below:

	December 31, 2020
	Stock Options		RSU Awards		RSU MSPs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options and awards outstanding at beginning of period	712,500	$43.76	274,959	$38.51	106,602	$28.06
Granted	—	$—	616,612	$12.88	—	$—
Exercised	(3,010)	$38.89	(86,764)	$37.32	(24,670)	$39.58
Forfeited	(9,704)	$34.00	(138,180)	$28.14	(3,634)	$23.48
Expired	(33,001)	$56.26	—	—	—	—
Options and awards outstanding at end of period	666,785	$43.31	666,627	$17.11	78,298	$24.99
Options and awards exercisable at end of period	539,304	$44.99	892	$42.62	1,469	$40.86

The weighted average contractual term for stock options outstanding and exercisable as of December 31, 2020 was 3.1 years and 2.7 years, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.0 million and $0.2 million, respectively. The aggregate fair value of stock-options vested during the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $1.8 million and $2.1 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2020 was $0.7 million and $0.2 million, respectively. As of December 31, 2020, there was $0.7 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.0 years.

The aggregate intrinsic value of RSU awards settled during the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $2.0 million, and $1.2 million, respectively. The aggregate fair value of RSU awards vested during the 12 months ended December 31, 2020, 2019 and 2018 was $3.0 million, $2.6 million and $1.5 million, respectively. The aggregate intrinsic value of RSU awards outstanding as of December 31, 2020 was $25.6 million. As of December 31, 2020, there was $4.5 million of total unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 1.8 years.

There were 1,469 RSU MSPs exercisable as of December 31, 2020 compared to 5,446 as of December 31, 2019, and 7,972 as of December 31, 2018. The aggregate intrinsic value of RSU MSPs settled during the years ended December 31, 2020, 2019, and 2018 was $0.0 million, $0.0 million and $0.4 million, respectively. The aggregate fair value of RSU MSPs vested during the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.2 million and $0.6 million, respectively. The aggregate intrinsic value of RSU MSPs outstanding as of December 31, 2020 was $1.1 million. As of December 31, 2020, there was $0.2 million of total unrecognized compensation costs related to RSU MSPs that is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about equity awards outstanding at December 31, 2020:

	Equity Awards Outstanding				Equity Awards Exercisable
(aggregate intrinsic value in thousands)	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **	Awards	Average Share Price *	Aggregate Intrinsic Value	Remaining Term **
Stock Options	666,785	43.31	$673	3.1	539,304	44.99	$235	2.7
RSU Awards	666,627	17.11	$25,625	1.4	892	42.62	$34	2.2
RSU MSPs	78,298	24.99	$1,057	0.8	1,469	40.86	$—	0.2
* Weighted-average exercise price per share for options and weighted- average grant date price for RSUs.
** Weighted-average contractual remaining term in years.

The Company also grants cash settled stock unit awards to some of its international employee participants. These cash settled awards generally vest ratably over a three year period based on the closing price of the Company's common stock at the time of vesting. As of December 31, 2020, there were 43,061 cash settled stock unit awards outstanding compared with 45,681 cash settled stock unit awards outstanding as of December 31, 2019. During 2020, the aggregate cash used to settle cash settled stock unit awards was $0.9 million. As of December 31, 2020, the Company had $0.7 million in accrued expenses and other current liabilities for cash settled stock unit awards compared with $0.9 million as of December 31, 2019. Cash settled stock unit award related compensation costs for the year ended December 31, 2020 totaled $0.7 million and were recorded as follows: $0.6 million in selling, general and administrative expense and $0.1 million as special charges related to the sale of the I&S business. The special charge amount related to the accelerated vesting of awards as a result of the transaction. In 2019, cash settled stock unit award-related compensation costs totaled $1.4 million and were recorded as follows: $1.1 million as selling, general and administrative expense and $0.3 million as special charges related to the sale of the EV business. In 2018, there was no compensation cost related to cash settled stock unit awards. The variability in cash settled stock unit award related compensation costs year over year was primarily driven by changes in stock price.

(14)    Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. A significant portion of its revenue and receivables are from customers associated with the aerospace, defense, and industrial markets. The Company performs ongoing credit evaluations of its customers and maintain allowances for potential credit losses. For the years ended December 31, 2020, 2019 and 2018, the Company had no customers that accounted for more than 10% of its consolidated revenues.

(15)    Retirement Plans

U.S. Contribution Plan

The Company offers a savings plan to eligible U.S. employees. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate in the 401(k) savings plan. Participating employees may defer a portion of their pre-tax compensation, as defined, but not more than statutory limits. Under this plan, the Company matches a specified percentage of employee contributions, and are able to make a discretionary core contribution, subject to certain limitations. For the first part of 2018, it contributed 50% of the amount contributed by the employee, up to a maximum of 5% of the employee’s earnings. The Company's matching contributions vested at a rate of 20% per year of service, with full vesting after five years of service. Effective August 28, 2018, the Company had a 401(k) benefit update, wherein the Company contributed 100% of the amount contributed by the employee, up to a maximum of 4% of the employee's earnings. Matching contributions under the updated 401(k) benefit plan vest 0% after one year, 50% after two years, and full vesting after three years of service. In the first quarter of 2020, the Company temporarily suspended the 401(k) match for certain employee populations for the year. In the first quarter of 2021 the Company reinstated the temporarily suspended 401(k) match.

The cost of the Company's 401(k) plan is outlined below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of 401(k) plan	$458	$3,428	$1,847

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

The Company maintains a qualified noncontributory defined benefit pension plan, a nonqualified, noncontributory defined benefit supplemental pension plan, and other post-retirement benefit plans, including health and life insurance in the U.S. which are frozen. To date, the supplemental and the other post-retirement benefits plans remain unfunded. Outside of the U.S., the Company sponsors various funded and unfunded defined benefit plans. The obligations are primarily attributed to a partially funded plan in Germany and a fully funded plan in the U.K.

During fiscal year 2020, the Company made cash contributions of approximately $0.8 million to its U.S. plans and $4.1 million to its foreign plans. In 2021, it expects to make defined benefit plan contributions based on the minimum required funding in accordance with statutory requirements (approximately $1.1 million in the U.S. and approximately $3.9 million for its foreign plans). The estimates for plan funding for future periods may change as a result of the uncertainties concerning the return on plan assets, the number of plan participants, and other changes in actuarial assumptions. The Company anticipates fulfilling these commitments through the generation of cash flow from operations.

The components of net periodic benefit cost for the postretirement plans were as follows (in thousands):

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$2,812	$2,694	$2,993	$3	$2	$1
Interest cost	6,958	10,061	9,164	262	359	336
Expected return on assets	(11,731)	(11,979)	(15,418)	—	—	—
Net periodic benefit cost	(1,961)	776	(3,261)	265	361	337
Net loss (gain) amortization	279	441	153	—	(32)	—
Prior service cost amortization	15	15	—	—	—	—
Total amortization	294	456	153	—	(32)	—
Net periodic benefit cost	$(1,667)	$1,232	$(3,108)	$265	$329	$337
The weighted average assumptions used in determining the net periodic benefit cost and benefit obligations for the post-retirement plans are shown below:

	Pension Benefits			Other Post-retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost:
Discount rate – U.S.	2.83%	3.93%	3.27%	3.05%	4.10%	3.48%
Discount rate – Foreign	1.24%	2.00%	1.97%	N/A	N/A	N/A
Expected return on plan assets - U.S.	5.50%	6.25%	7.00%	N/A	N/A	N/A
Expected return on plan assets - Foreign	2.95%	3.7%	3.53%	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.20%	3.15%	3.11%	N/A	N/A	N/A
Benefit obligations:
Discount rate – U.S.	1.93%	2.83%	3.93%	2.26%	3.05%	4.10%
Discount rate – Foreign	0.82%	1.24%	2.00%	N/A	N/A	N/A
Rate of compensation increase - Foreign	3.20%	3.09%	3.14%	N/A	N/A	N/A

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

Assumed health care cost trend rates pre-65 trend at December 31, 2020 and 2019 were 6.5% and 6.8%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2020 and 2019 were 4.5% and 4.5%, respectively, and the years that the rate reaches the ultimate trend rate were 2029 and 2028, respectively. Assumed health care cost trend rates post-65 trend at December 31, 2020 and 2019 were 6.5% and 6.8%, respectively. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) for December 31, 2020 and 2019 were 4.5% and 4.5%, respectively, and the year that the rate reaches the ultimate trend rate were 2029 and 2028, respectively.

In selecting the expected long-term return on assets for the qualified and foreign plans, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. It, with input from the plans’ professional investment managers and actuaries, also considered the average rate of earnings expected on the funds invested or to be invested to provide plan benefits. This process included determining expected returns for the various asset classes that comprise the plans’ target asset allocation. This basis for selecting the long-term return on assets is consistent with the prior year. Using generally accepted diversification techniques, the plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the plans’ long-term benefit obligations to employees. Plan asset allocations are reviewed periodically and rebalanced to achieve target allocation among the asset categories when necessary. This included considering the pension asset allocation and the expected returns likely to be earned over the life of the plans.

The funded status of the defined benefit post-retirement plans and amounts recognized in the consolidated balance sheets, measured as of December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019

Change in projected benefit obligation:
Balance at beginning of year	$382,179	$363,334	$10,193	$10,276
Service cost	2,812	2,694	3	2
Interest cost	6,958	10,061	262	359
Amendments	12	—	—	—
Actuarial loss (gain) (1)	30,833	37,243	828	(12)
Exchange rate loss (gain)	12,541	(1,692)	—	—
Benefits paid	(22,501)	(24,533)	(393)	(432)
Settlement payments	—	(3,451)	—	—
Curtailments (2)	—	(1,477)	—	—
Balance at end of year	$412,834	$382,179	$10,893	$10,193
Change in fair value of plan assets:
Balance at beginning of year	$235,297	$210,993	$—	$—
Actual return on assets	29,624	46,665	—	—
Exchange rate gain	895	935	—	—
Benefits paid	(22,501)	(24,533)	(393)	(432)
Settlement payments	—	(3,451)	—	—
Employer contributions	4,506	4,688	393	432
Fair value of plan assets at end of year (3)	$247,821	$235,297	$—	$—
Funded status:
Excess of benefit obligation over the fair value of plan assets	$(165,013)	$(146,882)	$(10,893)	$(10,193)
Pension plan accumulated benefit obligation (“ABO”)	$412,834	$382,179	N/A	N/A

(1) The changes in benefit obligations were primarily drive by changes in discount rates in both US and foreign obligations.
(2) On December 31, 2019, the Company transitioned its defined benefit plan in Norway to a defined contribution plan.
(3) Refer to table below for further disclosure regarding the fair value of plan assets.

The fair values of the Company’s pension plan assets as of December 31, 2020 and 2019 utilizing the fair value hierarchy were as follows (in thousands):

	December 31, 2020					December 31, 2019
	Measured at Net Asset Value (1)	Level 1	Level 2	Level 3	Total	Measured at Net Asset Value (1)	Level 1	Level 2	Level 3	Total
U.S. Plans:
Cash Equivalents:
Money Market Funds	$21	$656	$—	$—	$677	$208	$2,076	$—	$—	$2,284
Mutual Funds:
Bond Funds	—	—	—	—	—	—	—	—	—	—
Large Cap Funds	—	—	—	—	—	—	—	—	—	—
International Funds	—	—	—	—	—	28,036	—	—	—	28,036
Small Cap Funds	—	—	—	—	—	—	—	—	—	—
Blended Funds	—	—	—	—	—	—	—	—	—	—
Mid Cap Funds	—	—	—	—	—	—	—	—	—	—
Comingled Pools:
Opportunistic	20,827	—	—	—	20,827	12,480	—	—	—	12,480
Investment Grade	59,013	—	—	—	59,013	62,134	—	—	—	62,134
Non-U.S. Equity	53,570	—	—	—	53,570	20,363	—	—	—	20,363
U.S. Equity	84,186	—	—	—	84,186	81,209	—	—	—	81,209
Global Low Volatility	20	—	—	—	20	1,396	—	—	—	1,396
Insurance Contracts	—	—	807	—	807	—	—	806	—	806
Foreign Plans:
Cash	—	85	—	—	85	—	42	—	—	42
Equity	—	11,229	—	—	11,229	—	10,742	—	—	10,742
Non-U.S. government and corporate bonds	—	17,092	—	—	17,092	—	15,504	—	—	15,504
Insurance Contracts	—	—	38	277	315	—	—	30	271	301
Other	—	—	—		—	—	—	—	—	—
Total Fair Value	$217,637	$29,062	$845	$277	$247,821	$205,826	$28,364	$836	$271	$235,297

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

The following information is presented as of December 31, 2020 and 2019 (in thousands):

	Pension Benefits		Other Post-retirement Benefits
	2020	2019	2020	2019
Funded status, end of year:
Fair value of plan assets	$247,821	$235,297	$—	$—
Projected Benefit obligation	(412,834)	(382,179)	(10,893)	(10,193)
Net pension liability	$(165,013)	$(146,882)	$(10,893)	$(10,193)
Post-retirement amounts recognized in the balance sheet consists of:
Non-current asset	$2,885	$3,917	$—	$—
Current liability	(4,256)	(3,998)	(683)	(669)
Non-current liability	(163,642)	(146,801)	(10,210)	(9,524)
Total	$(165,013)	$(146,882)	$(10,893)	$(10,193)
Amounts recognized in accumulated other comprehensive loss consist of:
Net losses (gains)	$45,339	$30,872	$(55)	$(883)
Prior service cost	328	322	—	—
Total	$45,667	$31,194	$(55)	$(883)

As of December 31, 2020, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter were as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Pension Benefits - All Plans	$23,100	$22,916	$22,510	$22,128	$21,577	$99,223
Other Post-retirement Benefits	683	645	620	590	573	2,507
Expected benefit payments	$23,783	$23,561	$23,130	$22,718	$22,150	$101,730

(16)    Contingencies, Commitments and Guarantees

Legal Proceedings
The Company is subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes. The Company is also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, contractual issues, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, the Company expects that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on its business, financial condition, results of operations or liquidity.

Asbestos-related product liability claims continue to be filed against two of the Company's subsidiaries: CIRCOR Instrumentation Technologies, Inc. (f/k/a Hoke, Inc.) (“Hoke”), the stock of which the Company acquired in 1998 and Spence Engineering Company, Inc., the stock of which the Company acquired in 1984. The Hoke subsidiary was divested in January 2020 through the sale of the I&S business. However, the Company has indemnified the buyer for asbestos-related claims that are made against Hoke. Due to the nature of the products supplied by these entities, the markets they serve and the Company's historical experience in resolving these claims, the Company does not expect that these asbestos-related claims will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Standby Letters of Credit

The Company executes standby letters of credit, which include bank guarantees, bid bonds and performance bonds, in the normal course of business to ensure its performance or payments to third parties. The aggregate notional value of these instruments was $39.3 million at December 31, 2020 of which $30.4 million were syndicated under the Credit Agreement and $42.0 million at December 31, 2019 of which $34.3 million were syndicated under the Credit Agreement. The Company's historical experience with these types of instruments has been good and no claims have been paid in the current or past several fiscal years. The Company believes that the likelihood of demand for payments relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from December 31, 2020.

The following table contains information related to standby letters of credit instruments outstanding as of December 31, 2020 (in thousands):

Term Remaining	Maximum Potential Future Payments
0–12 months	$26,055
Greater than 12 months	13,247
Total	$39,302

 Commercial Contract Commitment

As of December 31, 2020, the Company had approximately $94.0 million of commercial contract commitments related to open purchase orders.

Insurance

The Company maintains insurance coverage of a type and with such limits as it believe are customary and reasonable for the risks it faces and in the industries in which it operates. While many of its policies do contain a deductible, the amount of such deductible is typically not material. The accruals for insured liabilities are not discounted and take into account these deductibles and are based on claims filed and reported as well as estimates of claims incurred but not yet reported.

(17)    Guarantees and Indemnification obligations

As permitted under Delaware law, we have agreements whereby we indemnify certain of our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors and officers liability insurance policies that limit our exposure for events covered under the policies and should enable us to recover a portion of any future amounts paid. As a result of the coverage under these insurance policies, we believe the estimated fair value of these indemnification agreements is minimal and, therefore, have no liabilities recorded from those agreements as of December 31, 2020.
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

The following table sets forth information related to our product warranty reserves for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance beginning January 1	$1,642	$2,860
Provisions	2,825	1,894
Claims settled	(2,313)	(2,830)
Acquired reserves/other	—	(11)
Currency translation adjustment	52	(271)
Balance ending December 31	$2,206	$1,642

Warranty obligations of $2.2 million as of December 31, 2020 increased $0.6 million from $1.6 million as of December 31,

2019. For the year ended December 31, 2020, increases in warranty obligations were primarily driven by provisions and claims within our Refinery Valves, Aerospace & Defense and Industrial Pumps North America businesses.

(18)    Business Segment and Geographical Information

The Company's reportable segments have been identified in accordance with ASC Topic 280-10-50 through its evaluation of how it engages in business activities to earn revenues and incur expenses, which operating results are regularly reviewed by its chief operating decision maker (“CODM”) to assess performance and make decisions about resources to be allocated, and the availability of discrete financial information. CIRCOR’s reportable segments are generally organized based upon the end markets it sells its products and services into. No individual operating segments have been aggregated for purposes of determining the reportable segments. The reporting segments are Industrial and Aerospace & Defense.

During the quarter ended March 29, 2020, the Company divested its Instrumentation & Sampling business, which was previously part of the Energy segment. In light of this divestiture, effective March 29, 2020, the Company realigned its segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. Following the Q1 2020 realignment the new reporting segments are Industrial and Aerospace & Defense, which is the level at which the CODM regularly reviews operating results and makes resource allocation decisions. The current and prior periods are reported under this new segment structure.

Each reporting segment is individually managed, as each requires different technology and marketing strategies, and has separate financial results that are reviewed by the Company's CODM. The CODM evaluates segment performance and determines how to allocate resources utilizing, among other data, segment operating income. Segment operating income excludes special and restructuring charges, net. In addition, certain administrative expenses incurred at the corporate level for the benefit of the reporting segments are allocated to the segments based upon specific identification of costs, employment related information or net revenues. Each segment contains related products and services particular to that segment.

Corporate is reported on a net “after allocations” basis. Inter-segment intercompany transactions affecting net operating profit have been eliminated within the respective reportable segments.

The amounts reported in the Corporate expenses line item in the following table consists primarily of the following: compensation and fringe benefit costs for executive management and other corporate staff; Board of Director compensation; corporate development costs (relating to mergers and acquisitions); human resource development and benefit plan administration expenses; legal, accounting and other professional and consulting costs; facilities, equipment and maintenance costs; and travel and various other administrative costs related to the corporate office and respective functions. The above costs are incurred in the course of furthering the business prospects of the Company and relate to activities such as: implementing strategic business growth opportunities; corporate governance; risk management; tax; treasury; investor relations and shareholder services; regulatory compliance; strategic tax planning; and stock transfer agent costs.

The Company's CODM evaluates segment operating performance using segment operating income. Segment operating income is defined as GAAP operating income excluding intangible amortization and amortization of fair value step-ups of inventory and fixed assets from acquisitions completed subsequent to December 31, 2011, the impact of restructuring related inventory write-offs, impairment charges and special charges or gains. The Company also refers to this measure as adjusted operating income. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining incentive compensation achievement.

The following table presents certain reportable segment information (in thousands):

	As of and for the year ended December 31,
	2020	2019	2018
Net revenues
Industrial	$505,449	$691,688	$776,453
Aerospace & Defense	267,822	272,625	237,017
Consolidated revenues	$773,271	$964,313	$1,013,470

Segment income
Aerospace & Defense - Segment Operating Income	59,093	52,480	36,047
Industrial - Segment Operating Income	39,823	90,789	104,831
Corporate expenses	(31,285)	(33,469)	(39,011)
Subtotal	67,631	109,800	101,867
Special restructuring charges, net	4,945	5,186	5,848
Special other (recoveries) charges, net	(39,248)	17,686	13,061
Special and restructuring (recoveries) charges, net	(34,303)	22,872	18,909
Restructuring related inventory (recoveries) charges, net	(250)	(820)	346
Amortization of inventory step-up	—	—	6,600
Acquisition amortization	42,463	45,715	47,310
Acquisition depreciation	3,985	4,352	7,049
Impairment charges	116,182	—	—
Restructuring, impairment and other cost, net	162,380	49,247	61,305
Consolidated Operating (Loss) Income	(60,446)	37,681	21,653
Interest Expense, net	34,219	48,609	52,975
Other Expense (Income), net	(529)	(836)	(7,426)
(Loss) income from continuing operations before income taxes	$(94,136)	$(10,092)	$(23,896)

Identifiable assets
Industrial	$1,378,710	$1,760,926	$2,161,678
Aerospace & Defense	450,597	426,405	399,102
Corporate	(698,779)	(716,386)	(769,168)
Consolidated Identifiable assets	$1,130,528	$1,470,945	$1,791,612

Capital expenditures
Industrial	$7,201	$7,523	$14,627
Aerospace & Defense	4,400	4,376	4,739
Corporate	466	1,074	1,787
Consolidated Capital expenditures	$12,067	$12,973	$21,153

Depreciation and amortization
Industrial	$50,945	$57,576	$63,724
Aerospace & Defense	12,492	11,531	10,937
Corporate	610	529	750
Consolidated Depreciation and amortization	$64,047	$69,636	$75,411

The total assets for each reportable segment have been reported as the Identifiable Assets for that segment, including inter-segment intercompany receivables, payables and investments in other CIRCOR companies. Identifiable assets reported in Corporate include both corporate assets, such as cash, deferred taxes, prepaid and other assets, fixed assets, as well as the elimination of all inter-segment intercompany assets. The elimination of intercompany assets results in negative amounts reported in Corporate for Identifiable Assets. Corporate Identifiable Assets after elimination of intercompany assets were $12.1 million, $18.9 million, and $23.8 million as of December 31, 2020, 2019 and 2018, respectively.

The following tables present net revenue and long-lived assets by geographic area. The net revenue amounts are based on shipments to each of the respective areas (in thousands).

	Year Ended December 31,
Net revenues by geographic area	2020	2019	2018
United States	$344,018	$412,686	$430,575
France	36,621	49,724	48,344
Germany	81,328	96,232	97,526
Canada	18,417	25,963	33,531
Saudi Arabia	6,467	11,562	9,643
United Kingdom	34,077	36,760	35,869
China	27,036	32,779	35,732
Norway	12,792	23,045	15,009
Rest of Europe	87,679	111,852	101,787
Rest of Asia-Pacific	80,309	96,711	86,261
Other	44,527	66,999	119,193
Total net revenues	$773,271	$964,313	$1,013,470

	December 31,
Long-lived assets by geographic area	2020	2019
United States	$84,325	$90,136
Germany	54,106	52,843
UK	12,035	11,510
India	7,698	8,319
France	3,274	3,130
Other	7,325	6,241
Total long-lived assets	$168,763	$172,179

(19)    Other (Income) Expense, Net

The following table outlines other (income) expense, net (in thousands):

	December 31,
	2020	2019	2018
Pension - Interest cost	$6,958	$10,061	$9,164
Pension - Expected return on assets	(11,731)	(11,979)	(15,418)
Foreign Currency Translations	2,914	(395)	(1,677)
Other	1,330	1,477	505
Other (income) expense, net	$(529)	$(836)	$(7,426)

On January 1, 2018, the Company adopted FASB ASU 2017-07, Compensation—Retirement Benefits (Topic 715), which amends the presentation requirements of service cost and other components of net benefit cost in the income statement. Service costs are recorded within the selling, general and administrative caption of the Company's consolidated statements of (loss) income, while the other components of net benefit cost are recorded in the other (income) expense, net caption of its consolidated statements of (loss) income.

(20)    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of total shareholders' equity, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2017	$(28,585)	$(8,145)	$—	$(36,730)
Other comprehensive (loss)	(20,523)	(10,970)	(1,516)	(33,009)
Balance as of December 31, 2018	(49,108)	(19,115)	(1,516)	(69,739)
Other comprehensive (loss)	(4,740)	(398)	(5,390)	(10,528)
Balance as of December 31, 2019	(53,848)	(19,513)	(6,906)	(80,267)
Other comprehensive (loss) income	6,949	(13,846)	1,196	(5,701)
Balance as of December 31, 2020	$(46,899)	$(33,359)	$(5,710)	$(85,968)

During the first quarter of 2019, an immaterial error was identified in the Company's calculation of currency translation adjustments related to goodwill, intangible assets and property, plant and equipment acquired in the FH acquisition.  This error impacted other comprehensive income (loss). Specifically, other comprehensive income (loss) was overstated by $2.2 million for fiscal 2018, and understated by $2.2 million for the first quarter of 2019.  The Company determined that these adjustments were not material to the prior periods or the Company's 2018 goodwill impairment analyses. These items were adjusted in 2019.

(21)    Subsequent Event

Sale of Cryo Business

On January 15, 2021 the Company closed the sale of the Cryo business for a cash consideration of $7.5 million subject to working capital adjustments. The Cryo business is engaged in the design, manufacture and marketing of valves for the industrial gas and cryogenic end markets. The Company expects to record a gain of approximately $1 million on the sale of the Cryo business in the first quarter of 2021.

Schedule II — Valuation and Qualifying Accounts

CIRCOR INTERNATIONAL, INC.

Allowance for Doubtful Accounts

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended
December 31, 2020
Deducted from asset account:
Allowance for doubtful accounts	$3,086	$6,099	$929	$(1,079)	$9,035
Year ended
December 31, 2019
Deducted from asset account:
Allowance for doubtful accounts	$2,270	$1,777	$(198)	$(763)	$3,086
Year ended
December 31, 2018
Deducted from asset account:
Allowance for doubtful accounts	$2,865	$(262)	$(95)	$(238)	$2,270

(1)Uncollectible accounts written off, net of recoveries.