Form 10-Q
period 2021-04-04
CIRCOR INTERNATIONAL INC
filed 2021-05-12
CIK 1091883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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

As of May 6, 2021, there were 20,246,875 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CIRCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(UNAUDITED)

	April 4, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,680	$76,452
Trade accounts receivable, less allowance for doubtful accounts of $8,585 and $9,035 at April 4, 2021 and December 31, 2020, respectively	105,607	102,730
Inventories	135,291	129,084
Prepaid expenses and other current assets	103,632	93,226
Assets held for sale	—	5,073
Total Current Assets	420,210	406,565
PROPERTY, PLANT AND EQUIPMENT, NET	163,431	168,763
OTHER ASSETS:
Goodwill	156,917	158,944
Intangibles, net	337,864	353,595
Deferred income taxes	781	779
Other assets	43,999	41,882
TOTAL ASSETS	$1,123,202	$1,130,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,126	$61,236
Accrued expenses and other current liabilities	67,059	75,624
Accrued compensation and benefits	31,338	28,332
Total Current Liabilities	165,523	165,192
LONG-TERM DEBT	525,573	507,888
DEFERRED INCOME TAXES	27,071	28,980
PENSION LIABILITY, NET	156,746	163,642
OTHER NON-CURRENT LIABILITIES	52,183	58,785
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 29,000,000 shares authorized; 21,543,496 and 21,373,813 issued at April 4, 2021 and December 31, 2020 respectively	216	214
Additional paid-in capital	451,858	452,728
(Accumulated deficit) retained earnings	(93,580)	(86,461)
Common treasury stock, at cost (1,372,488 shares at April 4, 2021 and December 31, 2020)	(74,472)	(74,472)
Accumulated other comprehensive loss, net of tax	(87,916)	(85,968)
Total Shareholders’ Equity	196,106	206,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,202	$1,130,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net revenues	$180,655	$192,213
Cost of revenues	124,574	132,170
Gross profit	56,081	60,043
Selling, general and administrative expenses	56,504	59,558
Goodwill impairment charge	—	116,182
Special and restructuring charges (recoveries), net	(809)	(42,292)
Operating income (loss)	386	(73,405)
Other expense (income):
Interest expense, net	8,369	9,011
Other expense (income), net	(1,503)	(2,680)
Total other expense, net	6,866	6,331
(Loss) income from continuing operations before income taxes	(6,480)	(79,736)
Provision for (benefit from) income taxes	400	8,374
(Loss) income from continuing operations, net of tax	(6,880)	(88,110)
Income (loss) from discontinued operations, net of tax	(239)	9,162
Net loss	$(7,119)	$(78,948)

Basic income (loss) per common share:
Basic from continuing operations	$(0.34)	$(4.42)
Basic from discontinued operations	$(0.01)	$0.46
Net loss	$(0.35)	$(3.96)

Diluted income (loss) per common share:
Diluted from continuing operations	$(0.34)	$(4.42)
Diluted from discontinued operations	$(0.01)	$0.46
Net loss	$(0.35)	$(3.96)

Weighted average number of common shares outstanding:
Basic	20,054	19,935
Diluted	20,054	19,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(UNAUDITED)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net loss	$(7,119)	$(78,948)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,594)	(20,325)
Interest rate swap adjustments (1)	1,586	(2,320)
Pension adjustment	60	39
Other comprehensive income (loss), net of tax	(1,948)	(22,606)
COMPREHENSIVE LOSS	$(9,067)	$(101,554)

(1) Net of an income tax effect of $0.0 million and $0.7 million for the three months ended April 4, 2021 and March 29, 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
OPERATING ACTIVITIES	April 4, 2021	March 29, 2020
Net loss	$(7,119)	$(78,948)
Income (loss) from discontinued operations, net of income taxes	(239)	9,162
Loss from continuing operations	(6,880)	(88,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,509	5,121
Amortization	10,696	10,611
Provision for bad debt expense	(254)	5,802
Write down of inventory	129	343
Compensation expense for share-based plans	1,402	608
Amortization of debt issuance costs	995	4,513
Deferred tax provision	823	—
Goodwill impairment charge	—	116,182
(Gain) Loss on sale of businesses	(1,947)	(54,356)
Changes in operating assets and liabilities, net of effects of disposition:
Trade accounts receivable	(3,793)	(1,550)
Inventories	(8,055)	(13,365)
Prepaid expenses and other assets	(15,332)	(5,507)
Accounts payable, accrued expenses and other liabilities	(1,360)	1,081
Net cash used in continuing operating activities	(17,067)	(18,627)
Net cash used in discontinued operating activities	(636)	(5,320)
Net cash used in operating activities	(17,703)	(23,947)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,394)	(3,412)
Proceeds from the sale of property, plant and equipment	2	—
Proceeds from the sale of business	7,193	169,773
Proceeds from beneficial interest of factored receivables	812	599
Net cash provided by continuing investing activities	4,613	166,960
Net cash provided by discontinued investing activities	—	68
Net cash provided by investing activities	4,613	167,028
FINANCING ACTIVITIES
Proceeds from long-term debt	63,500	129,325
Payments of long-term debt	(46,500)	(180,891)
Proceeds from the exercise of stock options	151	118
Withholding tax payments on net share settlements of equity awards	(3,274)	—
Net cash provided by (used in) financing activities	13,877	(51,448)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,545)	(5,389)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(758)	86,244
Cash, cash equivalents, and restricted cash at beginning of period	77,696	85,727
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$76,938	$171,971
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$929	$870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED APRIL 4, 2021 AND MARCH 29, 2020
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum-ulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	20,001	$214	$452,728	$(86,461)	$(85,968)	$(74,472)	$206,041
Net loss	—	—	—	(7,119)	—	—	(7,119)
Other comprehensive income, net of tax	—	—	—	—	(1,948)	—	(1,948)
Conversion of restricted stock units and tax withholding on net share settlements	165	2	(2,423)	—	—	—	(2,421)
Stock options exercised	5	—	151	—	—	—	151
Share-based plan compensation	—	—	1,402	—	—	—	1,402
Balance as of April 4, 2021	20,171	$216	$451,858	$(93,580)	$(87,916)	$(74,472)	$196,106

Balance as of December 31, 2019	19,912	$213	$446,657	$99,280	$(80,267)	$(74,472)	$391,411
Net loss	—	—	—	(78,948)	—	—	(78,948)
Other comprehensive loss, net of tax	—	—	—	—	(22,606)	—	(22,606)
Cumulative effect adjustment related to the adoption of current expected credit loss standard (ASC 326)	—	—	—	(222)	—	—	(222)
Conversion of restricted stock units and tax withholding on net share settlements	41	—	420	$—	$—	$—	$420
Stock options exercised	3	—	117	—	—	—	117
Share-based plan compensation	—	—	673	—	—	—	673
Balance as of March 29, 2020	19,956	$213	$447,867	$20,110	$(102,873)	$(74,472)	$290,845

CIRCOR INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CIRCOR International, Inc. ("CIRCOR", the "Company", "us", "we" or "our") have been prepared according to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) for interim reporting, along with accounting principles generally accepted in the U.S ("GAAP"). In the opinion of management, the unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles it uses for its annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with SEC rules. The Company believes that the disclosures made in its condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of December 31, 2020 was derived from CIRCOR's audited consolidated financial statements as of that date but does not include all of the information and notes required for annual financial statements. The Company recommends that the financial statements included in its Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

CIRCOR operates and reports financial information using a fiscal year ending December 31. The data periods contained within its Quarterly Reports on Form 10-Q reflect the results of operations for the 13-week, 26-week and 39-week periods which generally end on the Sunday nearest to the calendar quarter-end date. Operating results for the three months ended April 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future quarter.

Unless otherwise indicated, all financial information and statistical data included in these notes to the Company's condensed consolidated financial statements relate to its continuing operations, with dollar amounts expressed in thousands (except share and per-share data).

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The pandemic is having an impact on the global economy, resulting in rapidly changing market and economic conditions. As of March 29, 2020, the Company experienced a significant decline in its market capitalization below its consolidated book value. As a result, management concluded that there was a goodwill and an intangible asset impairment triggering event for the Company in the first quarter of 2020. Through its impairment analysis, the Company determined that goodwill in its Industrial segment was impaired and recognized a $116.2 million impairment charge. See Note 7, Goodwill and Intangibles, net, for additional information on the goodwill impairment.

The effects of the COVID-19 pandemic continue to negatively impact the Company's results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

(2) Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended April 4, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except as updated below with respect to newly adopted accounting standards.

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

New Accounting Standards - Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01 which clarified the scope of Topic 848. Topic 848 contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other areas or transactions that are impacted by reference rate reform (i.e., by the transition of LIBOR and other interbank offered rates to alternative reference interest rates). The new standard was effective upon issuance and generally can be applied to contract modifications through December 31, 2022. The Company adopted this standard as of January 1, 2021, and intends to apply the provisions of this standard to contract modifications if and when applicable. During the three months ended April 4, 2021, the adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2020, the Company adopted FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. It recognized the cumulative effect of adopting the new credit loss standard as an adjustment to the opening balance of retained earnings as of January 1, 2020. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

(3) Discontinued Operations

Discontinued Operations

During 2020, the Company’s wholly-owned subsidiary, CIRCOR Energy Products LLC ("CEP"), completed the disposition of its DV business. The transaction is subject to an earn out of 50% of net profit (only if positive) from closing through December 31, 2022. As part of the transaction, CEP retained certain supplier liabilities and responsibility for closing CEP's Mexico manufacturing facility.

The following table presents the summarized components of income (loss) from discontinued operations of the DV business for the three months ended April 4, 2021 and March 29, 2020 (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Net revenues	$—	$6,237
Cost of revenues	—	11,358
Gross (loss) profit	—	(5,121)
Selling, general and administrative expenses	—	3,139
Special and restructuring charges (recoveries), net	(152)	(1,328)
Operating income (loss)	152	(6,932)
Other (income) expense:
Interest (income), net	—	(7)
Other (income) expense, net	118	5,410
Total other (income) expense, net	118	5,403
Income (loss) from discontinued operations, before income taxes	34	(12,335)
Provision for (benefit from) income tax	273	(21,497)
Income (loss) from discontinued operations, net of tax	$(239)	$9,162

Assets Held for Sale

The Company completed the sale of its Cryogenic Valves business ("Cryo") during the quarter ended April 4, 2021. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on the Cryo business divestiture. As of December 31, 2020, the Cryo business satisfied the held for sale classification criteria and was reported as "held for sale" within the current assets section of our condensed consolidated balance sheet.

The following table presents the balance sheet information for assets held for sale as of December 31, 2020 (in thousands):

December 31, 2020
Cryo
Inventories	$2,963
Prepaid expenses and other current assets	48
Property, plant, and equipment, net	162
Goodwill	1,900
Total assets held for sale	$5,073

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

As of April 4, 2021, the Company had $208.7 million of transaction price related to remaining performance obligations. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue during the remainder of 2021, 25% in 2022, and the remaining 13% in 2023 and thereafter.

In order to determine revenue recognized during the period from contract liabilities at the beginning of the period, the Company first allocates revenue to the individual contract liabilities balances outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, it assumes all revenue recognized in the reporting period first applies to the beginning contract liabilities as opposed to a portion applying to the new advances for the period. Revenue recognized during the three months ended April 4, 2021 that was included in contract liabilities as of the beginning of the period amounted to $14.3 million.

Disaggregation of Revenue. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by major product line and geographical market (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Aerospace & Defense Segment
Commercial Aerospace & Other	$19,800	$26,320
Defense	40,201	39,173
Total	60,001	65,493
Industrial Segment
Valves	45,763	54,190
Pumps	74,891	72,530
Total	120,654	126,720
Net Revenue	$180,655	$192,213

	Three Months Ended
	April 4, 2021	March 29, 2020
Aerospace & Defense Segment
EMEA	$15,214	$14,806
North America	41,645	45,988
Other	3,142	4,699
Total	60,001	65,493
Industrial Segment
EMEA	58,003	57,006
North America	31,788	43,922
Other	30,863	25,792
Total	120,654	126,720
Net Revenue	$180,655	$192,213

Contract Balances. The Company’s contract assets and contract liabilities balances as of April 4, 2021 and December 31, 2020 are as follows (in thousands):

	April 4, 2021	December 31, 2020	Increase/(Decrease)
Contract assets:
Recorded within prepaid expenses and other current assets	$68,155	$67,352	$803
Recorded within other non-current assets	13,684	10,824	2,860
	$81,839	$78,176	$3,663

Contract liabilities:
Recorded within accrued expenses and other current liabilities	$19,356	$23,585	$(4,229)
Recorded within other non-current liabilities	7,998	9,412	(1,414)
	$27,354	$32,997	$(5,643)

Contract assets increased by $3.7 million during the three months period ended April 4, 2021, primarily due to unbilled revenue recognized during the period for over-time revenue contracts within our Defense business partially offset by net transfers from contract assets to receivables within our Refinery Valves business.

Contract liabilities decreased by $5.6 million during the three months period ended April 4, 2021, primarily due to recognition of revenue against customer advances within our Defense business in excess of advances received during the period.

Allowance for Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses or doubtful accounts based upon expected losses, its historical experience, expectation of changes in risk of loss and any specific customer collection issues that it has identified. During the three months period ended April 4, 2021, there were no material changes in the allowance for credit losses including additional allowances, write-offs or recoveries. During the three months period ended March 29, 2020, the Company recognized a $5.9 million charge for allowance against a customer receivable, other than that there were no other material changes including additional allowances, write-offs or recoveries.

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

The table below summarizes the amounts recorded within the special and restructuring charges (recoveries), net line item on the condensed consolidated statements of operations for the three months ended April 4, 2021 and March 29, 2020 (in thousands):

	Special & restructuring charges (recoveries), net
	Three Months Ended
	April 4, 2021	March 29, 2020
Special charges (recoveries), net	$(2,869)	$(45,175)
Restructuring charges, net	2,060	2,883
Total special and restructuring charges (recoveries), net	$(809)	$(42,292)

Special charges (recoveries), net

The table below details the special charges (recoveries), net recognized for the three months ended April 4, 2021 (in thousands):

	Special charges (recoveries), net
	Three Months Ended April 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Cryo divestiture	$—	$(1,947)	$—	$(1,947)
Other special charges (recoveries), net	15	(629)	(308)	(922)
Total special charges (recoveries), net	$15	$(2,576)	$(308)	$(2,869)

Cryo divestiture: During the three months ended April 4, 2021, the Company recognized a net special recovery of $1.9 million from the sale of the Cryo business. The Company received cash proceeds of $7.2 million and recognized a pre-tax gain on sale of $1.9 million.
Other special charges (recoveries), net: The Company recognized special recoveries of $0.6 million for the three months ended April 4, 2021, with recoveries partially offset by charges from initiatives to streamline operations and reduce costs in the Industrial segment. The Company also recognized recoveries of $0.3 million in Corporate.

The table below details the special charges (recoveries), net recognized for the three months ended March 29, 2020 (in thousands):

	Special charges (recoveries), net
	Three Months Ended March 29, 2020
	Aerospace & Defense	Industrial	Corporate	Total
I&S divestiture	$—	$(53,202)	$—	$(53,202)
Professional fees to review and respond to an unsolicited tender offer to acquire the Company	—	—	2,355	2,355
Amortization of debt issuance fee	—	—	3,541	3,541
Other special charges	—	101	2,030	2,131
Total special charges (recoveries), net	$—	$(53,101)	$7,926	$(45,175)

I&S Divestiture: In 2020, the Company recorded net special recoveries of $53.2 million for the three months ended March 29, 2020, attributed to the sale of the I&S business in January 2020. During the quarter ended March 29, 2020, the Company received net cash proceeds of $169.8 million and recognized a pre-tax gain on sale of $54.6 million. The Industrial segment incurred $1.4 million of operating expenses associated with the I&S business for the three months ended March 29, 2020, which are presented net within the I&S divestiture line.

Professional fees: The Company incurred special charges of $2.4 million for the three months ended March 29, 2020, associated with the review and response to an unsolicited tender offer to acquire the Company.

Amortization of debt issuance fee: The Company incurred special charges of $3.5 million for the three months ended March 29, 2020 for accelerated amortization of capitalized debt issuance costs in connection with the accounting for the paydown and refinancing of its term loan during the first quarter of 2020. See Note 9, Financing Arrangements, for additional information on our debt repricing.

Other cost savings initiatives: The Company incurred special charges of $2.1 million for the three months ended March 29, 2020, associated with professional fees for projects to streamline operations and reduce costs of $1.2 million, costs of a cyber incident of $0.7 million and charges related to previous business sales of $0.2 million.

Restructuring charges, net

The tables below detail the charges associated with restructuring actions recorded for the three months ended April 4, 2021 and March 29, 2020. Accruals associated with the restructuring actions are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

	Restructuring charges, net
	As of and for the Three Months Ended April 4, 2021
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges	$8	$(75)	$—	$(67)
Employee related charges	833	976	318	2,127
Total restructuring charges, net	$841	$901	$318	$2,060

Accrued restructuring charges as of December 31, 2020				$1,512
Total charges, net (shown above)				2,060
Charges paid / settled, net				(1,777)
Accrued restructuring charges as of April 4, 2021				$1,795

The Company expects to make payment or settle the majority of the restructuring charges accrued as of April 4, 2021 during the next nine months.

	Restructuring charges, net
	As of and for the Three Months Ended March 29, 2020
	Aerospace & Defense	Industrial	Corporate	Total
Facility related charges	$10	$1,632	$—	$1,642
Employee related charges	—	1,058	183	1,241
Total restructuring charges, net	$10	$2,690	$183	$2,883

Accrued restructuring charges as of December 31, 2019				$5,199
Total charges, net (shown above)				2,883
Charges paid / settled, net				(4,154)
Accrued restructuring charges as of March 29, 2020				$3,928

Descriptions of the restructuring actions is provided in the section titled "Restructuring Programs Summary" that follows.

Restructuring Programs Summary

The Company recorded $2.1 million of restructuring charges during the three months ended April 4, 2021 to reduce expenses, primarily through reductions in force across both administrative functions and manufacturing operations. The Company initiated plans in Q1 2021 to restructure employees at certain sites, and recognized $1.2 million of charges in connection with these plans in the current quarter. The Company incurred additional charges of $0.9 million, to restructure operations in the current quarter, from plans initiated in 2020.

During the three months ended March 29, 2020, the Company recorded $2.9 million of restructuring charges, principally in the Industrial segment, to reduce expenses primarily through reductions in force and the consolidation of sales operations.

(6) Inventories

Inventories consisted of the following (in thousands):

	April 4, 2021	December 31, 2020
Raw materials	$63,935	$63,255
Work in process	50,494	45,867
Finished goods	20,862	19,962
Total inventories	$135,291	$129,084

(7) Goodwill and Intangibles, net

The following table shows goodwill by segment as of December 31, 2020 and April 4, 2021 (in thousands):

	Aerospace & Defense	Industrial	Total
Goodwill as of December 31, 2020	$57,574	$101,370	$158,944
Currency translation adjustments	(61)	(1,966)	(2,027)
Goodwill as of April 4, 2021	$57,513	$99,404	$156,917

The Company performs an impairment assessment for goodwill at the reporting unit level on an annual basis as of the end of our October month end, or more frequently if circumstances warrant. At April 4, 2021, the Company performed a review and determined there were no triggering events requiring an impairment assessment.

The table below presents gross intangible assets and the related accumulated amortization as of April 4, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$5,368	$(5,368)	$—
Customer relationships	305,774	(118,096)	187,678
Acquired technology	136,974	(63,317)	73,657
Total Amortized Intangibles	$448,116	$(186,781)	$261,335

Non-amortized intangibles (primarily trademarks and trade names)	$76,529	$—	$76,529
Total Non-Amortized Intangibles	$76,529	$—	$76,529
Net carrying value of intangible assets			$337,864

The table below presents estimated remaining amortization expense for intangible assets recorded as of April 4, 2021 (in thousands):

	2021	2022	2023	2024	2025	After 2025
Estimated amortization expense	$31,476	$36,980	$32,422	$28,488	$24,931	$107,038

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

During the quarter ended March 29, 2020, the Company divested its I&S business, which was previously part of the Energy segment. See Note 5, Special and Restructuring Charges (Recoveries), net for additional information on this divestiture. In light of this divestiture, effective March 29, 2020, the Company realigned its segments by eliminating the Energy segment and moving the remaining businesses into the Industrial segment. Following the realignment the new reporting segments are Industrial and Aerospace & Defense, which is the level at which the CODM regularly reviews operating results.

The following table presents certain reportable segment information (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Net revenues
Aerospace & Defense	$60,001	$65,493
Industrial	120,654	126,720
Consolidated net revenues	$180,655	$192,213
Results from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$10,706	$12,494
Industrial - Segment Operating Income	9,735	5,169
Corporate expenses	(8,002)	(6,588)
Subtotal	12,439	11,075
Restructuring charges, net	2,060	2,883
Special charges (recoveries), net	(2,869)	(45,175)
Special and restructuring charges (recoveries), net	(809)	(42,292)
Restructuring related inventory charges	—	(602)
Acquisition amortization	10,487	10,218
Acquisition depreciation	2,375	974
Impairment charges	—	116,182
Restructuring, impairment and other costs, net	12,862	126,772
Consolidated Operating Income (loss)	386	(73,405)
Interest expense, net	8,369	9,011
Other expense (income), net	(1,503)	(2,680)
(Loss) income from continuing operations before income taxes	$(6,480)	$(79,736)

	Three Months Ended
	April 4, 2021	March 29, 2020
Capital expenditures
Aerospace & Defense	$1,286	$640
Industrial	2,023	2,225
Corporate	153	198
Consolidated capital expenditures	$3,462	$3,063

Depreciation and amortization
Aerospace & Defense	$2,824	$3,093
Industrial	14,203	12,419
Corporate	178	125
Consolidated depreciation and amortization	$17,205	$15,637

Identifiable assets	April 4, 2021	December 31, 2020
Aerospace & Defense	$450,280	$450,597
Industrial	1,359,942	1,378,710
Corporate	(687,020)	(698,779)
Consolidated identifiable assets	$1,123,202	$1,130,528

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

The aggregate net fair value of the Company's interest rate swap, cross-currency swap, and foreign currency forward contract as of April 4, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	Level 2 - Significant Other Observable Inputs
	April 4, 2021	December 31, 2020
Derivative assets	$2,370	$2,359
Derivative liabilities	$(12,467)	$(17,139)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate fair value because of the short term maturity of these financial instruments. Cash equivalents are carried at cost which approximates fair value at the balance sheet date and is a Level 1 financial instrument. As of April 4, 2021, the estimated fair value of our gross debt (before netting debt issuance costs) was $533.3 million, compared to carrying cost of $536.9 million. At December 31, 2020 the estimated fair value of our gross debt (before netting debt issuance costs) was $517.3 million, compared to carrying cost of $519.9 million. The Company's outstanding debt balances are characterized as Level 2 financial instruments.

Financial Instruments

As of April 4, 2021 and December 31, 2020, the Company had restricted cash balances of $1.3 million and $1.2 million, respectively. These balances are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, and are included within cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

The Company has a receivable purchasing agreement with a bank whereby the Company can sell selected accounts receivable and obtain between 90% and 100% of the purchase price upfront, net of applicable discount fee, and the residual amount as the receivables are collected. During the three months ended April 4, 2021, the Company sold a total of $8.4 million of receivables under the program, receiving $8.2 million in upfront cash. During the three months ended March 29, 2020, the Company sold a total of $14.5 million of receivables and received $13.6 million in cash upfront. At April 4, 2021, a beneficial interest balance of $0.2 million was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company has a cross-currency swap agreement to hedge its net investment in non-U.S. subsidiaries against future volatility in exchange rates between the U.S. dollar and the Euro. The cross-currency swap agreement is pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Deutsche Bank AG.  Should the counterparty cease to be part of the Company's secured lender group, the cross-currency agreement could be terminated early if acceptable substitute collateral arrangements (such as cash) are not put in place. The three-year cross-currency swap has a fixed notional value of

$100.0 million at an annual rate of 2.4065% and a maturity date of July 12, 2022. At inception, the cross-currency swap was designated as a net investment hedge. This hedging agreement mitigates foreign currency exchange rate exposure on the Company's net investment in Euro denominated subsidiaries and is not for speculative trading purposes. The net investment hedge was deemed effective as of quarter-end. As of April 4, 2021 and December 31, 2020, the cross-currency swap had a fair value liability of $2.9 million and $6.2 million, respectively.

The Company has an interest rate swap pursuant to an ISDA Master Agreement with Citizens Bank, National Association. The four-year interest rate swap has a fixed notional value of $400.0 million with a 1% LIBOR floor (in line with the Company's credit agreement) and a maturity date of April 12, 2022. The fixed rate of interest paid by the Company is comprised of our current credit spread of 325 basis points plus 2.6475% for a total interest rate of 5.8975%. The ISDA Master Agreement, together with its related schedules, contains customary representations, warranties, and covenants. The Company has designated the interest rate swap as a qualifying hedging instrument and is treating it as a cash flow hedge for accounting purposes pursuant to ASC 815, Derivatives and Hedging. As of April 4, 2021 and December 31, 2020, the interest rate swap had a fair value liability of $7.1 million and $8.6 million, respectively.

As of April 4, 2021, the Company had one EUR/SEK foreign currency forward contract with a notional value of EUR 10 million. There were no open forward contracts as of December 31, 2020. The fair value liability of the derivative forward contract was approximately $0.1 million and is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of April 4, 2021. Our forward hedge contract falls within Level 2 of the fair value hierarchy, in accordance with ASC Topic 820. For the three months ended April 4, 2021, the realized and unrealized loss associated with this contract was $0.3 million, respectively. The intent of the foreign currency forward contract is to mitigate the risk of foreign exchange gains and losses on Euro-denominated balances at one of our non-Euro denominated functional currency entities. The forward contracts does not qualify for hedge accounting treatment. Any gains and losses are recognized as a component of other expense in our condensed consolidated statements of operations.

The aggregate net fair value of the interest rate swap, cross-currency swap, and foreign currency forward contract was a net liability position of $10.1 million and $14.8 million at April 4, 2021 and December 31, 2020, respectively. These balances are recorded in other non-current liabilities of $5.8 million, accrued expenses and other current liabilities of $6.7 million, and prepaid expenses and other current assets of $2.4 million on our condensed consolidated balance sheet as of April 4, 2021. As of December 31, 2020, these balances are recorded in other non-current liabilities of $10.6 million, accrued expenses and other current liabilities of $6.5 million, and prepaid expenses and other current assets of $2.4 million on our consolidated balance sheet.

The amount of gains (loss) recognized in other comprehensive (loss) income ("OCI") and reclassified from accumulated other comprehensive (loss) income ("AOCI") to earnings are summarized below (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Amount of (loss) recognized in OCI	$(134)	$(4,105)
Amount of (loss) reclassified from AOCI to earnings (interest expense, net)	$(1,720)	$(1,093)

Amounts expected to be reclassified from AOCI into interest expense in the next 12 months is a loss of $6.5 million. Interest expense (including the effects of the cash flow hedges) related to the portion of the Company's term loan subject to the aforementioned interest-rate swap agreement was $6.2 million for the three months ended April 4, 2021.

Debt

As of April 4, 2021, total debt was $525.6 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $11.3 million and $12.0 million at April 4, 2021 and December 31, 2020, respectively. The Company made interest payments of $7.6 million and $8.8 million during the three months ended April 4, 2021, and March 29, 2020, respectively.

During the three months ended March 29, 2020, the Company paid down $161.8 million on its term loan from proceeds received through the sale of the I&S business. On March 20, 2020, the Company drew down $80 million on its line of credit due to concerns about possible disruptions to global capital markets stemming from COVID-19. The Company has since paid down its revolving credit facility balance by $35.1 million for a current balance of $44.9 million as of April 4, 2021.

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

(10) Guarantees and Indemnification Obligations

As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, it has directors’ and officers’ liability insurance policies that insure it with respect to certain events covered under the policies and should enable it to recover a portion of any future amounts paid under the indemnification agreements. The Company has no liabilities recorded from those agreements as of April 4, 2021.

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

The following table sets forth information related to product warranty reserves for the three months ended April 4, 2021 and March 29, 2020 (in thousands):

Three Months Ended
Balance beginning December 31, 2020	$2,206
Provisions	548
Claims settled	(629)
Currency translation adjustment	(21)
Balance ending April 4, 2021	$2,104

Balance beginning December 31, 2019	$1,642
Provisions	368
Claims settled	(682)
Currency translation adjustment	(29)
Balance ending March 29, 2020	$1,299

Warranty obligations are recorded within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

(11) Commitments and Contingencies

The Company is subject to various legal proceedings and claims pertaining to matters such as product liability or contract disputes. The Company is also subject to other proceedings and governmental inquiries, inspections, audits or investigations pertaining to issues such as tax matters, patents and trademarks, pricing, business practices, governmental regulations, employment and other matters. Although the results of litigation and claims cannot be predicted with certainty, we expect that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or liquidity. During the three months ended April 4, 2021, the Company recognized recoveries for a business interruption insurance claim in the amount of $0.7 million, which is classified in the selling, general and administrative expenses on the condensed consolidated statement of operations.

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

Standby Letters of Credit

The Company executes standby letters of credit, which include bid bonds and performance bonds, in the normal course of business to ensure performance or payments to third parties. The aggregate notional value of these instruments at April 4, 2021 was $27.3 million of which $19.6 million was syndicated under our credit agreement. This compares with aggregate notional value of $39.3 million of which $30.4 million was syndicated under our credit agreement as of December 31, 2020. The Company believes that the likelihood of demand for a significant payment relating to the outstanding instruments is remote. These instruments generally have expiration dates ranging from less than 1 month to 5 years from April 4, 2021.

(12) Retirement Plans

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Pension Benefits - U.S. Plans
Interest cost	$773	$1,398
Expected return on plan assets	(2,629)	(2,747)
Amortization	51	43
Net periodic benefit income	$(1,805)	$(1,306)

Pension Benefits - Non-U.S. Plans
Service cost	$823	$692
Interest cost	247	339
Expected return on plan assets	(156)	(194)
Amortization	179	31
Net periodic benefit cost	$1,093	$868

Other Post-Retirement Benefits
Service cost	$1	$—
Interest cost	42	66
Net periodic benefit cost	$43	$66

The periodic benefit service costs are included in both costs of revenues, as well as selling, general, and administrative costs, while the remaining net periodic benefit costs are included in other expense (income), net in our condensed consolidated statements of operations for the quarters ended April 4, 2021 and March 29, 2020.

The Company did not make any employer contributions to the Company's U.S. or non-U.S. based defined benefit pension plans during the three months ended April 4, 2021. This is consistent with the three months ended March 29, 2020, in which the Company also did not make any contributions to the defined benefit pension plans.

(13) Income Taxes

The provision for (benefit from) income taxes to loss from continuing operations is as follows (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Loss from Continuing Operations Before Income Taxes	$(6,480)	$(79,736)
Effective tax rate	(6.2)%	(10.5)%
Provision for (benefit from) income taxes	$400	$8,374

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (“NOL”) and tax credit carryforwards. In assessing the ability to realize the net deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The effective tax rate for the three months ended April 4, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The effective tax rate for the three months ended March 29, 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the US and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

As of April 4, 2021 and December 31, 2020, the Company had $1.5 million and $1.1 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized in any future period.

(14) Share-Based Compensation

As of April 4, 2021, the Company had 640,010 stock options and 742,390 Restricted Stock Unit Awards ("RSU Awards") and Restricted Stock Unit Management Stock Plan Awards ("RSU MSPs") outstanding. On May 9, 2019, our shareholders approved the 2019 Stock Option and Incentive Plan (the "2019 Plan") at the Company's annual meeting which was adopted, subject to shareholder approval, by the Company's board of directors on February 20, 2019. The 2019 Plan authorizes issuance of up to 1,000,000 shares of common stock (subject to adjustment for stock splits and similar events). Under the 2019 Plan, there were 205,045 shares available for grant as of April 4, 2021.

During the three months ended April 4, 2021 and March 29, 2020, there were no stock options granted.

For additional information regarding the historical issuance of stock options, refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

During the three months ended April 4, 2021 and March 29, 2020, the Company granted 233,618 and 552,010 RSU Awards with approximate fair values of $40.85 and $12.70 per RSU Award, respectively. During the three months ended April 4, 2021 and March 29, 2020, the Company granted performance-based RSU Awards as part of the overall mix of RSU Awards. Of the 233,618 RSU Awards granted during the three months ended April 4, 2021, 70,933 are performance-based RSU Awards. This compares to 109,278 performance-based RSU Awards granted during the three months ended March 29, 2020. In 2021, these performance-based RSU Awards granted with a market condition are based on the Company's total shareholder return relative to a subset of the S&P 600 SmallCap Industrial Companies over a three year performance period. The target payout range for the 2021 award is 0% to 200% with a cap not to exceed 600% of the target value on the grant date. The 2021 performance-based RSUs are valued using a Monte Carlo Simulation model to account for the market condition on grant date. In 2020, the performance-based RSUs include metrics for achieving Adjusted Operating Margin and Adjusted Measurement Cash Flow with target payouts ranging from 0% to 200%. Of the different performance-based RSU tranches without a market condition, the Company anticipates approximately 6% overall achievement and probability to vest.

There were 31,248 RSU MSPs granted during the three months ended April 4, 2021. RSU MSPs granted during the three months ended April 4, 2021 had a per unit discount of $13.14 per share representing fair value. No RSU MSPs were granted during the three months ended March 29, 2020.

Compensation expense related to the Company's share-based plans for the three months ended April 4, 2021 and March 29, 2020 was $1.4 million and $0.7 million, respectively. The increase in 2021 expense is primarily due to higher performance-based RSU expense. Compensation expense for three months ended April 4, 2021 was recorded in selling, general and administrative expenses. Compensation expense for the three months ended March 29, 2020 was recorded as follows: $0.6 million in selling, general and administrative expenses and $0.1 million in special charges related to the sale of the Company's I&S business. The special charges relate to the accelerated vesting of awards as a result of the sale transactions. As of April 4, 2021, there were $13.6 million of total unrecognized compensation costs related to the Company's outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

The weighted average contractual term for stock options outstanding and options exercisable as of April 4, 2021 was 2.9 years and 2.8 years, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 4, 2021 was insignificant. The aggregate intrinsic value of stock options outstanding and exercisable as of April 4, 2021 was $0.2 million and $0.2 million, respectively.
The aggregate intrinsic value of RSU Awards settled during the three months ended April 4, 2021 was $8.3 million and the aggregate intrinsic value of RSU Awards outstanding as of April 4, 2021 was $23.4 million.

The aggregate intrinsic values of RSU MSPs settled during the three months ended April 4, 2021 was $0.2 million and the aggregate intrinsic value of RSU MSPs outstanding as of April 4, 2021 was $0.9 million.

The Company also grants cash settled stock unit awards to some of its international employee participants. Cash settled stock unit award related compensation costs for the three months ended April 4, 2021 and March 29, 2020 were immaterial.

(15) Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of shareholders' equity, for the three months ended April 4, 2021 and March 29, 2020 (in thousands):

	Foreign Currency Translation Adjustments	Pension, net	Derivative	Total
Balance as of December 31, 2020	$(46,899)	$(33,359)	$(5,710)	$(85,968)
Other comprehensive (loss) income	(3,594)	60	1,586	(1,948)
Balance as of April 4, 2021	$(50,493)	$(33,299)	$(4,124)	$(87,916)

Balance as of December 31, 2019	$(53,848)	$(19,513)	$(6,906)	$(80,267)
Other comprehensive (loss) income	(20,325)	39	(2,320)	(22,606)
Balance as of March 29, 2020	$(74,173)	$(19,474)	$(9,226)	$(102,873)

(16) Income (Loss) Per Common Share ("EPS")

For the three months ended April 4, 2021, and March 29, 2020, outstanding stock options, RSU Awards and RSU MSPs were not included in the calculation of dilutive EPS because to do so would be anti-dilutive. Certain stock options to purchase common shares and restricted stock units ("RSUs") were anti-dilutive. For the three months ended April 4, 2021, there were 870,829 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $33.63 to $60.99. For the three months ended March 29, 2020, there were 417,932 anti-dilutive stock options, RSUs, and RSU MSPs with exercise prices ranging from $33.63 to $71.56.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “may,” “hope,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements, although not all forward-looking statements are accompanied by such words. We believe that it is important to communicate our future expectations to our stockholders, and we, therefore, make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements, including statements about outlook for the second quarter, the expected and potential direct or indirect impacts of the COVID-19 pandemic on our business, the realization of cost reductions from restructuring activities and expected synergies, the number of new product launches and future cash flows from operating activities, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the global economy; changes in the price of and demand for oil and gas in both domestic and international markets; any adverse changes in governmental policies; variability of raw material and component pricing; changes in our suppliers’ performance; fluctuations in foreign currency exchange rates; changes in tariffs or other taxes related to doing business internationally; our ability to hire and retain key personnel; our ability to operate our manufacturing facilities at efficient levels including our ability to prevent cost overruns and reduce costs; our ability to generate increased cash by reducing our working capital; our prevention of the accumulation of excess inventory; our ability to successfully implement our divestiture; restructuring or simplification strategies; fluctuations in interest rates; our ability to successfully defend product liability actions; as well as the uncertainty associated with the current worldwide economic conditions and the continuing impact on economic and financial conditions in the United States and around the world, including as a result of COVID-19, natural disasters, terrorist attacks and other similar matters. We advise you to read further about these and other risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is filed with the Securities and Exchange Commission ("SEC") and is available on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The effects of the COVID-19 pandemic continue to negatively impact the Company's results of operations, cash flows and financial position. The Company’s condensed consolidated financial statements presented herein reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.

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

Some of the more significant estimates, which are impacted by management's estimates and assumptions regarding the effects of COVID-19, relate to estimated total costs for ongoing long-term revenue contracts where transfer of control occurs over time, inventory valuation, share-based compensation, amortization and impairment of long-lived assets, income taxes (including valuation allowance), fair value of disposal group, pension benefits obligations, penalty accruals for late shipments, asset valuations, and product warranties. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ materially from those estimates.

Results of Operations

First Quarter 2021 Compared with First Quarter 2020

Consolidated Operations

	Three Months Ended
(in thousands)	April 4, 2021	March 29, 2020	Total Change	Divestiture	Operations	Foreign Exchange
Net Revenues
Aerospace & Defense	$60,001	$65,493	$(5,492)	$—	$(6,657)	$1,165
Industrial	120,654	126,720	(6,066)	(4,900)	(7,523)	6,357
Consolidated Net Revenues	$180,655	$192,213	$(11,558)	$(4,900)	$(14,180)	$7,522

Net revenues for the three months ended April 4, 2021 were $180.7 million, a decrease of $11.6 million, or 6% as compared to the three months ended March 29, 2020, primarily driven by lower revenue as a result of divestitures of 3%, and operational decreases of 7% due in part to the ongoing impact of COVID-19 on the global economy and the markets in which CIRCOR operates, partially offset by favorable currency translation of 4%. Although the Company's Defense business has remained stable during the pandemic, the Company's commercial aerospace and industrial markets continue to be impacted by COVID-19 as compared to the three months ended March 29, 2020.

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

The following table presents certain reportable segment information:

	Three Months Ended
(in thousands, except percentages)	April 4, 2021	March 29, 2020
Net revenues
Aerospace & Defense	$60,001	$65,493
Industrial	120,654	126,720
Consolidated net revenues	$180,655	$192,213

Loss from continuing operations before income taxes
Aerospace & Defense - Segment Operating Income	$10,706	$12,494
Industrial - Segment Operating Income	9,735	5,169
Corporate expenses	(8,002)	(6,588)
Subtotal	12,439	11,075
Restructuring charges, net	2,060	2,883
Special charges (recoveries), net	(2,869)	(45,175)
Special and restructuring charges (recoveries), net (1)	(809)	(42,292)
Restructuring related inventory charges (recoveries), net (1)	—	(602)
Acquisition amortization (2)	10,487	10,218
Acquisition depreciation (2)	2,375	974
Impairment charges	—	116,182
Restructuring, impairment, and other cost, net	12,862	126,772
Consolidated operating income (loss)	386	(73,405)
Interest expense, net	8,369	9,011
Other expense (income) , net	(1,503)	(2,680)
Loss from continuing operations before income taxes	$(6,480)	$(79,736)

Consolidated Operating Margin	0.2%	(38.2)%

(1) See Special and restructuring charges (recoveries), net in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.
(2) Acquisition amortization and depreciation is recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Aerospace & Defense Segment

	Three Months Ended
(in thousands, except percentages)	April 4, 2021	March 29, 2020	Change
Segment Orders	$72,999	$72,031	$968
Net Revenues	60,001	65,493	(5,492)
Segment Operating Income	10,706	12,494	(1,788)
Segment Operating Margin	17.8%	19.1%

Aerospace & Defense segment orders increased $1.0 million, or 1.3%, for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. The increase was driven by our Defense business of 24% offset by declines in our Commercial business of 31% and favorable foreign currency fluctuations of 1%.

Aerospace & Defense segment net revenues decreased by $5.5 million, or 8.4%, to $60.0 million for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. The decrease was driven by our Commercial business of 22% and Defense business of 1%, partially offset by favorable foreign currency fluctuations of 2%.

Segment operating income decreased $1.8 million, or 14.3% for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. The decrease in operating income was primarily driven by volume in our Commercial business.

Segment operating margin decreased from 19.1% in the three months ended March 29, 2020 to 17.8% for the three months ended April 4, 2021. The reduced operating margin reflects the impact of lower volume and unfavorable mix.

Industrial Segment

	Three Months Ended
(in thousands, except percentages)	April 4, 2021	March 29, 2020	Change
Segment Orders	$153,695	136,443	17,252
Net Revenues as reported	120,654	126,720	(6,066)
Net Revenues excluding divestiture (1)	120,654	121,820	(1,166)
Segment Operating Income as reported	9,735	5,169	4,566
Segment Operating Income excluding divestiture (2)	9,735	5,169	4,566
Segment Operating Margin (adjusted)	8.1%	4.2%
(1) Adjusted for the January 2020 divestiture of the Instrumentation and Sampling ("I&S") business.. The I&S business generated revenues of $4.9 million for the three months ended March 29, 2020.
(2) Adjusted for the January 2020 divestiture of the I&S business. The I&S business contributed $0.0 million to segment operating income for the three months ended March 29, 2020.

Industrial segment orders increased $17.3 million, or 12.6%, for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily driven by an increase in the Valves business of 34%, largely due to the Refinery Valves business increasing 96%, and favorable foreign currency fluctuations of 6%. These increases were offset by a decrease in Pumps of 1.0% and the impact of divestitures 3%.

Industrial segment net revenue decreased $6.1 million, or 4.8% for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. Industrial segment net revenues, excluding divestitures, decreased $1.2 million, or 1.0%, to $120.7 million, for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. The decrease was primarily driven by declines in our Pumps and Valves businesses of 3% and 11%, respectively, partially offset by favorable foreign currency fluctuations of 5%. The decline in the Valves business is largely driven by a decrease in our Refinery Valves business of 19%.

Segment operating income increased $4.6 million, or 88.3% for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020. The increase in margin was driven by an increase in our Pumps business largely due to a one time charge of $5.9 million for allowance against a customer receivable in the three months ended March 29, 2020, partially offset by a decrease in our Valves business.

Segment operating margin (adjusted) increased from 4.2% in the three months ended March 29, 2020 to 8.1% for the three months ended April 4, 2021. The increase is largely due to a one-time charge of $5.9 million for allowance against a customer receivable in the three months ended March 29, 2020.

Corporate Expenses

Corporate expenses increased $1.4 million, or 21.5% for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 primarily driven by the timing of information technology costs.

Special and Restructuring Charges (Recoveries), net

During the three months ended April 4, 2021 and March 29, 2020, the Company recorded net recoveries of $0.8 million and $42.3 million, respectively, within our condensed consolidated statements of operations caption "Special and restructuring charges (recoveries), net". These special and restructuring charges, net are described in further detail in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition Amortization

During the three months ended April 4, 2021 and March 29, 2020, the Company recorded amortization expense of $10.5 million and $10.2 million, respectively, for intangibles acquired in acquisitions completed subsequent to December 31, 2011. These amortization expenses are recorded in either cost of revenues or selling, general, and administrative expenses depending upon the nature of the underlying asset.

Acquisition Depreciation

During the three months ended April 4, 2021 and March 29, 2020, the Company recorded depreciation expense of $2.4 million and $1.0 million, respectively, related to the step-up to fair value of the plant, property, and equipment from the acquisition of the fluid handling business of Colfax Corporation.

Interest Expense, net

During three months ended April 4, 2021 and March 29, 2020, the Company recorded interest expense of $8.4 million and $9.0 million, respectively. The change in interest expense was primarily due to lower debt balances in addition to lower interest rates.

Other Expense (Income), net

During the three months ended April 4, 2021, we had other income, net of $1.5 million, as compared to other income, net of $2.7 million for the three months ended March 29, 2020. The year-over-year decrease is driven by less favorable foreign exchange partially offset by higher pension income. Effective January 1, 2018 all non-service pension gains and losses are recorded in the Other Expense (Income), net caption on our condensed consolidated statement of operations.

Provision for / (Benefit from) Income Taxes

The table below outlines the change in effective tax rate for the three months ended April 4, 2021 and March 29, 2020 (in thousands, except percentages).

	Three Months Ended
	April 4, 2021	March 29, 2020
Loss from Continuing Operations Before Income Taxes	$(6,480)	$(79,736)
Effective tax rate	(6.2)%	(10.5)%
Provision for/(benefit from) income taxes	$400	$8,374

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (“NOL”) and tax credit carryforwards. In assessing the ability to realize the net deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The effective tax rate for the three months ended April 4, 2021, differed from the U.S. federal statutory rate of 21% primarily due to adjustments to the domestic and foreign valuation allowances and adjustments related to uncertain tax positions. The effective tax rate for the three months ended March 29, 2020, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, goodwill impairment and dispositions. In 2020 the Company recorded a full valuation allowance in the US and Germany. The Company intends to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances.

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

The following table summarizes our cash flow activities for the three months periods indicated (in thousands):

	April 4, 2021	March 29, 2020
Cash flow provided by (used in):
Operating activities	$(17,703)	$(23,947)
Investing activities	4,613	167,028
Financing activities	13,877	(51,448)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,545)	(5,389)
Increase / (decrease) in cash, cash equivalents and restricted cash	$(758)	$86,244

During the three months ended April 4, 2021, cash used in operations was $17.7 million compared to cash used in operations of $23.9 million during the prior corresponding period. The $6.2 million reduction in cash used in operating activities was primarily driven by a reduction of cash used in discontinued operations.

During the three months ended April 4, 2021, we generated $4.6 million of cash from investing activities as compared to $167.0 million from investing activities during the prior corresponding period. The $162.4 million period over period decrease in cash generated was primarily driven by the cash received in the three months ended March 29, 2020 from the sale of the Company's I&S business.

During the three months ended April 4, 2021, we generated $13.9 million of cash from financing activities as compared to $51.4 million of cash used in financing activities during the same period in 2020. The $65.3 million period over period decrease in cash used in financing activities arises from lower net debt repayments in the current period, during the three months ended March 29, 2020 the Company paid down $161.8 million on its term loan from proceeds received from the sale of the I&S business..

As of April 4, 2021, total debt was $525.6 million compared to $507.9 million as of December 31, 2020. Total debt is net of unamortized term loan debt issuance costs of $11.3 million and $12.0 million at April 4, 2021 and December 31, 2020, respectively. Total debt as a percentage of total shareholders’ equity was 268% as of April 4, 2021 compared to 246% as of December 31, 2020. As of April 4, 2021, we had gross borrowings of $536.9 million outstanding under the 2017 Credit Agreement and $27.3 million outstanding on letters of credit, with available capacity to borrow an additional $85.5 million under the revolving credit facility, subject to the terms and conditions of that facility.

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

The 2017 Credit Agreement contains covenants that require, among other items, maintenance of certain financial ratios and also limits our ability to: enter into secured and unsecured borrowing arrangements; issue dividends to shareholders; acquire and dispose of businesses; invest in capital equipment; transfer assets among domestic and international entities; participate in certain higher yielding long-term investment vehicles; and issue additional shares of our stock which limits our ability to borrow under the credit facility. The primary financial covenant is first lien net leverage, a ratio of total secured debt (less cash and cash equivalents) to total adjusted earnings before interest expense, taxes, depreciation, and amortization based on the 12 months ended at the testing period. We were in compliance with all financial covenants related to our existing debt obligations at April 4, 2021 and we believe it is likely that we will continue to meet such covenants for at least the next twelve months from date of issuance of the financial statements.

Our ratio of current assets to current liabilities was 2.5:1 as of April 4, 2021, which was comparable with our ratio of 2.4:1 as of December 31, 2020.

As of April 4, 2021, cash and cash equivalent balances, totaled $75.7 million. Substantially, all of the Company's cash and cash equivalent balances are held in foreign bank accounts. This compares to $76.5 million of cash and cash equivalents as of December 31, 2020, substantially all of which was held in foreign bank accounts. The cash and cash equivalents located at our foreign subsidiaries may not be repatriated to the U.S. or other jurisdictions without certain tax implications. If we should require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate future earnings from foreign jurisdictions or we may utilize our 2017 Credit Agreement. These alternatives could result in a higher effective tax rate or increase to our interest expense.

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

Foreign Currency Exchange Risk

The Company’s foreign currency exchange rate risk is principally from the Euro, British Pound, and Swedish Krona. The effect of transaction gains and losses is reported within Other expense (income), net in the Condensed Consolidated Statements of Operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of April 4, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings refer to the first two paragraphs of Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which disclosure is referenced herein.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Disclosure Pursuant to Item 5.03 of Form 8-K: Amendments to Bylaws

On May 10, 2021, our board of directors (the “Board”) approved an amendment and restatement of our Second Amended and Restated By-Laws (as so amended and restated, the “Third Amended and Restated By-Laws”). The Third Amended and Restated By-Laws, which were effective upon adoption by the Board, include the following changes:

•Adding provisions that expressly permit us to hold stockholder meetings by means of remote communication (Sections 1, 5 and 9 of Article I);
•Updating the advance notice provisions to, among other things, add certain disclosure requirements relating to proposals and director nominations submitted by stockholders (Sections 3 and 5 of Article I);
•Updating procedures relating to Board and stockholder meetings, including the recess and adjournment thereof, the conduct thereof and the parties who may preside thereat (Sections 5, 10, 11 and 12 of Article I; Section 10 of Article III);
•Adding provisions addressing the means by which a meeting of the Board or a committee thereof may be called, and action taken thereat, in the event of an emergency, in accordance with recent updates to the Delaware General Corporation Law (Section 16 of Article II);
•Adding a provision designating the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the federal district court for the District of Delaware) the sole and exclusive forum for any derivative action brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders; any action asserting a claim arising under the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim arising under our Certificate of Incorporation or our Third Amended and Restated By-laws or governed by the internal affairs doctrine, unless we consent in writing to the selection of an alternative forum (Section 8 of Article VI); and
•Adding a provision designating the federal district courts the sole and exclusive forum for the resolution of any claims arising under the Securities Act of 1933, unless we consent in writing to the selection of an alternative forum (Section 8 of Article VI).

The Third Amended and Restated By-Laws also include certain technical, conforming and clarifying changes. The foregoing description of the Third Amended and Restated By-Laws is qualified in its entirety by reference to the full text of the Third Amended and Restated By-Laws, a copy of which is attached hereto as Exhibit 3.1 and incorporated by reference herein.

Disclosure Pursuant to Item 5.02 of Form 8-K: Departure of Sumit Mehrotra, President, Industrial

Sumit Mehrotra, President, Industrial Group submitted his resignation to the Company on May 10, 2021. Mr. Mehrotra will continue in his role through the second quarter of 2021.

ITEM 6.	EXHIBITS

Exhibit No.		Description and Location
3.1*		Amended and Restated Certificate of Incorporation of the Company, as amended
3.2*		Third Amended and Restated By-laws of the Company
10.1*		Form of Updated Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan
10.2*		Form of Updated Restricted Stock Unit Agreement for Directors under the 2019 Stock Option and Incentive Plan
10.3*		Form of Updated Performance-Based Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan
10.4*		Form of MSP Restricted Stock Unit Agreement for Employees under the 2019 Stock Option and Incentive Plan.
31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements (Unaudited) from CIRCOR International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, as filed with the Securities and Exchange Commission on May 12, 2021, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Condensed Consolidated Balance Sheets as of April 4, 2021 and December 31, 2020
	(ii)	Condensed Consolidated Statements of Operations for the Three Months Ended April 4, 2021 and March 29, 2020
	(iii)	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended April 4, 2021 and March 29, 2020
	(iv)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2021 and March 29, 2020
	(v)	Condensed Consolidated Statements of Shareholders' Equity for the Three Months Ended April 4, 2021 and March 29, 2020
	(vi)	Notes to Condensed Consolidated Financial Statements
104		Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCOR INTERNATIONAL, INC.

May 12, 2021	/s/ Scott A. Buckhout
Scott A. Buckhout
President and Chief Executive Officer
Principal Executive Officer

May 12, 2021	/s/ Abhi Khandelwal
Abhi Khandelwal
Senior Vice President and Chief Financial Officer
Principal Financial Officer

May 12, 2021	/s/ Amit Goel
Amit Goel
Vice President and Chief Accounting Officer
Principal Accounting Officer